Form 10-Q
period 2012-03-31
YELP INC
filed 2012-05-04
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________

FORM 10-Q
_______________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-178030
_______________________________

YELP INC.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________

Delaware	20-1854266
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

706 Mission Street, San Francisco, CA	94103
(Address of Principal Executive Offices)	(Zip Code)

(415) 908-3801
(Registrant’s Telephone Number, Including Area Code)
_______________________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012, there were 8,222,500 shares of the Registrant’s Class A common stock outstanding and 52,917,957 shares of the Registrant’s Class B common stock outstanding.

Yelp Inc.
FORM 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$130,737	$21,736
Accounts receivable (net of allowance for doubtful accounts of $200 and $210
at March 31, 2012 and December 31, 2011, respectively)	7,179	8,257
Prepaid expenses and other current assets	2,508	1,733

Total current assets	140,424	31,726

Property, equipment and software, net	10,649	9,881
Restricted cash	1,497	365
Other assets	517	1,849

Total assets	$153,087	$43,821

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,441	$2,973
Accrued liabilities	8,030	7,685
Deferred revenue	999	2,072
Total current liabilities	12,470	12,730

Long term liabilities	3	3

Total liabilities	$12,473	$12,733

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock (Note 8)	—	55,435

Stockholders’ equity (deficit)
Common stock, $0.000001 par value—500,000,000 shares authorized;
61,131,598 and 16,956,409 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	191,448	16,625
Accumulated other comprehensive income (loss)	242	271
Accumulated deficit	(51,076)	(41,243)

Total stockholders’ equity (deficit)	140,614	(24,347)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$153,087	$43,821

See notes to condensed consolidated financial statements

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net revenue	$27,385	$16,500
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	2,126	1,276
Sales and marketing	18,770	11,271
Product development	4,140	2,319
General and administrative	10,729	3,617
Depreciation and amortization	1,361	819

Total costs and expenses	37,126	19,302

Loss from operations	(9,741)	(2,802)
Other income (expense), net	(30)	108

Loss before income taxes	(9,771)	(2,694)
Provision for income taxes	(31)	(12)

Net loss	(9,802)	(2,706)
Accretion of redeemable convertible preferred stock	(31)	(47)

Net loss attributable to common stockholders (Class A and B)	$(9,833)	$(2,753)

Net loss per share attributable to common stockholders
Basic	$(0.31)	$(0.19)

Diluted	$(0.31)	$(0.19)

Weighted-average shares used to compute net loss per share attributable to common stockholders
(Class A and B)
Basic	31,263	14,553

Diluted	31,263	14,553

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(9,802)	$(2,706)
Other comprehensive income (loss):
Foreign currency translation adjustments	(30)	(124)
Other comprehensive income (loss)	(30)	(124)

Comprehensive loss	$(9,832)	$(2,830)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(9,802)	$(2,706)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,361	819
Provision for doubtful accounts	(10)	(65)
Stock-based compensation	7,429	1,103
Loss on disposal of assets and web-site development costs	1	5
Changes in operating assets and liabilities:
Accounts receivable	1,090	577
Prepaid expenses and other assets	(552)	129
Accounts payable and accrued expenses	(1,217)	750
Deferred revenue	(1,073)	384

Net cash provided by (used in) operating activities	(2,773)	996

INVESTING ACTIVITIES:
Purchases of property, equipment, and software	(367)	(813)
Capitalized website and software development costs	(612)	(537)
Change in restricted cash	(1,112)	—

Net cash used in investing activities	(2,091)	(1,350)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	113,407	—
Proceeds from issuance of common stock	511	161

Net cash provided by financing activities	113,918	161

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS	(53)	(116)

CHANGE IN CASH AND CASH EQUIVALENTS	109,001	(309)
CASH AND CASH EQUIVALENTS—Beginning of period	21,736	27,074

CASH AND CASH EQUIVALENTS—End of period	$130,737	$26,765

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$17	$13

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$779	$285

Capitalized website and software development costs recorded in accounts payable and accruals	$97	$—

Offering costs not yet paid	$1,150	$—

Accretion of redeemable convertible preferred stock	$31	$47

Vesting of early exercised options	$15	$21

See notes to condensed consolidated financial statements.

YELP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Yelp Inc. (the “Company,” “we” or “our”) was incorporated in Delaware on September 3, 2004. Yelp connects people with great local businesses. Our users have contributed millions of reviews of almost every type of local business, giving a voice to consumers and bringing “word of mouth” online. Businesses, both large and small, use our platform to engage with consumers at the critical moment when they are deciding where to spend their money.

     Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on March 2, 2012 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2011, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair presentation of the interim periods presented.

     Significant Accounting Policies

     There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in the Prospectus as filed on March 2, 2012.

     Principles of Consolidation

     These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from management's estimates.

     Recently Issued Accounting Standards

     In May 2011, the Financial Accounting Standards Board (“FASB”) issued Topic 820—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“Topic 820”). Topic 820 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards (“IFRS”). Topic 820 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. Topic 820 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

     In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. This standard only affected the way the Company presents the components of comprehensive income and did not affect the Company's financial position, results of operations or cash flows. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

          Level 1—Observable inputs, such as quoted prices in active markets,

          Level 2—Inputs other than the quoted prices in active markets that are observable either directly or indirectly, or

          Level 3—Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

     This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its financial assets at fair value. The Company's investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets.

     The following table represents the Company's financial instruments measured at fair value as of March 31, 2012 and December 31, 2011, (in thousands):

	March 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds(1)	$124,629	—	—	$124,629	$19,126	—	—	$19,126
____________________

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

3. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents
Cash	$6,108	$2,610
Money market funds	124,629	19,126

Total cash and cash equivalents	$130,737	$21,736

     The lease agreements for the Company’s New York and London, England offices require the Company to maintain a letter of credit issued to the landlords of each facility. The letters of credit are subject to renewal annually until the lease expires. At March 31, 2012 and December 31, 2011, the Company had a letter of credit of $1.5 million and $0.4 million, respectively, related to such leases.

4. PROPERTY, EQUIPMENT AND SOFTWARE

     Property, equipment and software as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Computer equipment	$4,962	$4,519
Software	323	382
Capitalized website and internal-use software development costs	6,349	5,612
Furniture and fixtures	1,918	1,842
Leasehold improvements	3,088	2,702
Telecommunication	1,222	1,187

Total	17,862	16,244
Less accumulated depreciation	(7,213)	(6,363)

Net property, equipment and software	$10,649	$9,881

     Depreciation expense for the three months ended March 31, 2012 and 2011 was approximately $0.8 million and $0.5 million, respectively.

5. ACCRUED LIABILITIES

     Accrued liabilities as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued vacation and employee related expenses	$2,191	$1,905
Exercise of unvested stock options	46	61
Accrued bonus and commissions	1,113	947
Deferred rent	1,439	1,198
Merchant revenue share liability	203	314
Legal settlement accrual	1,250	1,250
Other accrued expenses	1,788	2,010

Total	$8,030	$7,685

6. OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three months ended March 31, 2012 and 2011 consist of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Interest income	$5	$5
Transaction gain (loss) on foreign exchange	(21)	108
Other non-operating income (loss), net	(14)	(5)

Other income (expense), net	$30	$108

7. COMMITMENTS AND CONTINGENCIES

     Office Facility Lease—The Company leases its office facilities under operating lease agreements that expire from 2012-2017. The terms of the lease agreements provides for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. In March 2012, the Company entered into a non-cancelable operating lease agreement to lease office space located in London, England. The future minimum lease payments under the lease totaled approximately $5.3 million as of March 31, 2012.

     Rental expense was $0.8 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

     Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

     In February and March 2010, the Company was sued in two putative class actions on behalf of local businesses asserting various causes of action based on claims that the Company manipulated the ratings and reviews on its platform to coerce local businesses to buy its advertising products. These cases were subsequently consolidated in an action asserting claims for violation of the California Business & Professions Code, extortion and attempted extortion based on the conduct they allege and seeking monetary relief in an unspecified amount and injunctive relief. In October 2011, the court dismissed this action with prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit, but the appeal has not yet been heard. Due to the preliminary nature of this potential appeal, the Company is unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from an appeal.

     In March 2011, the Company was sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code and seeking monetary relief in an unspecified amount. In September 2011, the Company agreed to settle this matter for payments in an aggregate amount of up to $1.3 million. The settlement is currently awaiting court approval. Under the applicable authoritative literature, this amount, which represents management's best estimate of the amount that will ultimately be paid, was accrued for as a loss contingency in the three month period ended March 31, 2010, as the alleged violations occurred prior to the 2010 fiscal year.

     Indemnification Agreements—In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Initial Public Offering

     In March 2012, the Company completed its initial public offering of its Class A common stock to the public (“IPO”) whereby 8,172,500 shares of Class A common stock sold by the Company (inclusive of 1,072,500 shares of common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 50,000 shares of Class A common stock sold by the selling shareholder, The Yelp Foundation. The public offering price of the shares sold in the offering was $15.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholder. The total gross proceeds from the offering to the Company were $122.6 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $111.4 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 35,816,772 shares of Class B common stock. As a result, following the IPO, the Company has two classes of authorized common stock: Class A common stock and Class B common stock.

     The following table presents the shares authorized and issued and outstanding as of the periods presented (in thousands, except share data):

	March 31, 2012		December 31, 2011
	Shares	Shares	Shares	Shares	Liquidation
	Authorized	Issued and	Authorized	Issued and	Preference
		Outstanding		Outstanding
Redeemable convertible preferred stock:
Redeemable convertible preferred stock,
Series A, $0.000001 par value	—	—	40,000,000	40,000,000	$1,000
Redeemable convertible preferred stock,
Series B, $0.000001 par value	—	—	44,802,870	44,802,870	$5,000
Redeemable convertible preferred stock,
Series C, $0.000001 par value	—	—	32,288,630	32,288,630	$10,042
Redeemable convertible preferred stock,
Series D, $0.000001 par value	—	—	14,531,460	14,531,460	$14,996
Redeemable convertible preferred stock,
Series E, $0.000001 par value	—	—	11,644,155	11,644,155	$25,000
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	8,222,500	—	—	—
Class B common stock, $0.000001 par value	100,000,000	52,909,098	—	—	—
Common stock, $0.000001 par value	200,000,000	—	280,000,000	16,956,409	—

Undesignated Preferred Stock	10,000,000	—	—	—	—

Equity Incentive Plans

     The Company has three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2012 Equity Incentive Plan (the “2012 Plan”). In July 2011, the Company terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan and adapted the 2011 Plan as a continuation of and successor to the 2005 Plan. Upon the IPO, all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan and no further shares will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2005 and 2011 Plans will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and/or performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter.

Restricted Stock Awards

     The Company began granting restricted stock awards (“RSAs”) to its employees in July 2011. In March 2012, the Company began granting restricted stock units (“RSUs”). The cost of the RSAs and RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSAs and RSUs typically vest and become exercisable annually, based on a four year total vesting term. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period.

     The Company granted 1,250 RSAs and 2,500 RSUs during the three months ended March 31, 2012. The Company recorded stock-based compensation expense related to RSAs and RSUs of approximately $94,000 for the three months ended March 31, 2012. As of March 31, 2012, the Company had approximately $1.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to restricted stock awards which will be recognized over the remaining weighted average vesting period of approximately 3.35 years.

     A summary of stock option activity for the three months ended March 31, 2012, is as follows:

	Options Outstanding
			Weighted-
			Average
		Weight-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding – December 2011	9,303,989	$5.48	7.76	$55,043,295
Granted	828,162	14.06
Exercised	(184,657)	2.77
Canceled	(120,467)	9.53
Outstanding – March 31, 2012	9,827,027	$6.21	7.70	$203,239,623
Options vested and expected to vest as of March 31, 2012	9,467,094	$6.11	7.65	$196,756,578
Options vested and exercisable as of March 31, 2012	4,705,606	$3.99	6.59	$107,781,473

     Aggregate intrinsic value represents the difference between the Company’s closing stock price of $26.89 on March 30, 2012 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $1.7 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively. The weighted-average grant date fair value of options granted was $8.24 and $4.14 for the three months ended March 31, 2012 and 2011, respectively.

     As of March 31, 2012, total unrecognized compensation costs, adjusted for estimated forfeitures, related to nonvested stock options was approximately $23.4 million, which is expected to be recognized over the next 2.99 years

Employee Stock Purchase Plan

     Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on March 2, 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. There were no shares purchased by employees under the Company’s ESPP for the three months ended March 31, 2012 and 2011, respectively.

Stock-Based Compensation

     The following table summarizes the effects of stock-based compensation related to stock-based awards to employees in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation effects in loss before income taxes:
Cost of revenue	$23	$9
Sales and marketing	1,124	271
Product development	243	147
General and administrative	6,039	676

Total stock-based compensation	$7,429	$1,103

     During the three months ended March 31, 2012, the Company recognized $5.5 million of stock-based compensation related to the accelerated vesting of stock options held by two executive officers related to the completion of the IPO, included in general and administrative expense. During the three months ended March 31, 2012 and 2011, the Company capitalized $52,000 and $26,000, respectively, of stock-based compensation as website development costs.

9. NET LOSS PER SHARE

     Basic and diluted net income (loss) per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities. Immediately prior to the consummation of the Company’s initial public offering of its Class A common stock in March 2012, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each class of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted to Class A common stock upon sale or transfer, subject to certain limited exceptions.

     The Company’s weighted-average unvested shares subject to repurchase and settlement in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method in all presented periods.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

		Three Months Ended
		March 31,
	2012		2011
	Class A	Class B
Net loss	$(850)	$(8,952)	$(2,706)
Add: accretion of redeemable convertible preferred stock	(3)	(28)	(47)

Net loss attributable to common stockholders	$(853)	$(8,980)	$(2,753)

Basic shares:
Weighted-average common shares outstanding	2,711	28,552	14,553
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	2,711	28,552	14,553
Net loss per share attributable to common stockholders:
Basic	$(0.31)	$(0.31)	$(0.19)

Diluted	$(0.31)	$(0.31)	$(0.19)

     The following weighted-average employee stock options were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	9,827	9,723
Restricted stock units	3	—
Restricted stock awards	170	—

10. INCOME TAXES

     The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

     The Company recorded an income tax provision of $31,000 and $12,000 for the three months ended March 31, 2012 and 2011, respectively, related to foreign income taxes and state minimum taxes. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and non-deductible stock-based compensation expense. As of March 31, 2012, the Company had a nominal amount of total unrecognized tax benefits and related interest and penalties.

11. INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS

     The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by product line and geographic region for purposes of allocating resources and evaluating financial performance.

     The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reporting segment.

     Revenue by geography is based on the billing address of the customer. The following tables present the Company's revenue by product line, as well as revenue and long-lived assets by geographic region for the periods presented (in thousands):

Net revenue

	Three Months Ended March 31,
	2012	2011
Net revenue by product:
Local advertising	$21,473	$11,222
Brand advertising	3,994	3,583
Other services	1,918	1,695

Total	$27,385	$16,500

     During the three months ended March 31, 2012 and 2011, a substantial majority of the Company's revenue was generated in the United States. No individual customer accounted for 10% or more of consolidated net revenue in either period.

Long-Lived Assets (in thousands)

	March 31, 2012	December 31, 2011
United States	$10,658	$11,675
All Other Countries	507	54

Total long-lived assets	$11,165	$11,729

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the Securities and Exchange Commission (the “SEC”) on March 2, 2012 (the “Prospectus”).

Forward Looking Information

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

     Yelp connects people with great local businesses. Our users have contributed a total of approximately 27.6 million reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing "word of mouth" online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 71.4 million unique visitors used our website, on a monthly average basis, and our mobile application was used on approximately 6.3 million unique mobile devices, on a monthly average basis, during the quarter ended March 31, 2012. Businesses, both small and large, use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the contributors who write reviews, the consumers who read them and the local businesses that they describe.

     As of March 31, 2012, we are active in 49 Yelp markets in the United States and 33 Yelp markets internationally. This footprint represents a fraction of the potential domestic and international markets that we are currently targeting for expansion. Our domestic expansion plans include growth in our existing markets as well as expansion into new markets, many of which are smaller than our current markets, as we look to expand our breadth of coverage. Internationally, as we are in the early stages of establishing our footprint, we are targeting a mix of both large and small markets. We have not yet made any substantive effort to monetize our international markets and have not generated significant revenue from these markets to date.

     Our overall philosophy is to invest for long-term growth as we continue to see growth in our key metrics. We expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally and in product development to expand our platform by innovating and introducing new products to our website and mobile applications. As of March 31 2012, we had 997 employees, which represented an increase of 49% compared to the same period last year. As a result of our investment philosophy, we do not expect to be profitable on a U.S. generally accepted accounting principles (“GAAP”) basis in 2012.

Critical Accounting Policies and Estimates

     Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

     We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

     There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Prospectus.

Key Metrics

     We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

  Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were then being filtered or that had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include filtered and removed reviews because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our filtering technology continually reassesses which reviews to filter based on new information, the “filtered” or “unfiltered” status of reviews may change over time. Reviews that are being filtered or have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the filtered reviews for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of March 31, 2012, approximately 19.9 million reviews were available on business profile pages, approximately 5.6 million reviews were being filtered and approximately 2 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

  The following table presents the number of cumulative reviews as of the periods presented:

	March 31,
	2012	2011
	(in thousands)
Reviews	27,569	17,339

  Unique Visitors. Unique visitors represent the average number of monthly unique visitors over a given three-month period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of a given three-month period to calculate average monthly unique visitors. We track unique visitors based on the number of visitors with unique cookies who have visited our website using either a computer or mobile browser, as measured by Google Analytics, a product that provides digital marketing intelligence. Unique visitors do not include visitors who access our platform through our mobile app. For the quarter ended March 31, 2012, our mobile app was used on approximately 6.3 million unique mobile devices on a monthly average basis. Because the number of unique visitors is based on visitors with unique cookies, an individual who accesses our website from multiple devices with different cookies will be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie will be counted as a single unique visitor.

  The following table presents the number of unique visitors (average monthly number) during the periods presented:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Unique Visitors	71,448	46,817

  Claimed Local Business Locations. The number of claimed local business locations represents the cumulative number of business locations that have been claimed on Yelp worldwide since 2008, as of a given date. We define a claimed local business location as each business address for which a business representative visits our website and claims the free business listing page for the business located at that address.

  The following table presents the number of cumulative claimed local business locations as of the periods presented:

	March 31,
	2012	2011
	(in thousands)
Claimed Local Business Locations	700	380

  Active Local Business Accounts. The number of active local business accounts represents the number of active local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

  The following table presents the number of active local business accounts from which we recognized revenue in the given three month periods presented:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Active Local Business Accounts	27	13

  Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes, other income (expense), net, interest income, depreciation and amortization and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as our management and board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) below for the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:

Net loss	(9,802)	(2,706)
Provision for income taxes	31	12
Other income (expense), net	30	(108)
Depreciation and amortization	1,361	819
Stock-based compensation	7,429	1,103
Adjusted EBITDA	(951)	(880)

Adjusted EBITDA

     To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation above of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

     We have included adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and board of directors.

     Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

  adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

  adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

  adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and

  other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

     Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

Results of Operations

     The following tables set forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2012	2011
	(as a percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product
Local advertising	78%	68%
Brand advertising	15	22
Other services	7	10

Total net revenue	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8%	8%
Sales and marketing	69	68
Product development	15	14
General and administrative	39	22
Depreciation and amortization	5	5

Total costs and expenses	136	117

Loss from operations	(36)	(17)
Other income (expense), net	—	1

Loss before income taxes	(36)	(16)
Provision for income taxes	—	—

Net loss	(36)%	(16)%

Three Months Ended March 31, 2012 and 2011

Net Revenue

     We generate revenue from local advertising, brand advertising and other services, including Yelp Deals and partner arrangements. The following provides a description of our revenue by product.

     Local Advertising. We generate revenue from local advertising programs, including enhanced profile pages and performance and impression-based advertising in search results and elsewhere on our website.

     Brand Advertising. We generate revenue from brand advertising through the sale of display advertisements (both graphic and text) on our website, including advertisements from leading national brands in the automobile, financial services, logistics, consumer goods and health and fitness industries.

     Other Services. We generate other revenue through the sale of Yelp Deals, monetization of remnant advertising inventory through third-party ad networks and various partner arrangements related to reservations. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app and via email. Recently, we have focused on Yelp Deals displayed on our website and mobile app to target intent-driven consumers who are searching for a specific product or service on our platform. We have seen an increase in revenue from Yelp Deals based on this approach and expect that trend to continue as we develop Yelp Deals that focus on direct fulfillment and scale our service offerings. Accordingly, we have deemphasized and expect to continue to deemphasize Yelp Deals that are emailed to our users in favor of Yelp Deals that are displayed on our website and mobile app. We do not expect this de-emphasis to have a material impact on our financial condition or growth. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer's purchase of the deal. We also generate a small portion of our revenue through revenue-sharing arrangements with partner companies. Currently, our revenue-sharing partner arrangements provide for the ability for consumers to make reservations on OpenTable and Orbitz through Yelp.

			2011 to
			2012%
	Three Months Ended March 31,		Change
	2012	2011
	(dollars in thousands)
Net revenue by product:
Local advertising	$21,473	$11,222	91%
Brand advertising	3,994	3,583	11
Other services	1,918	1,695	13

Total	$27,385	$16,500	66%

Percentage of net revenue by product:
Local advertising	78%	68%
Brand advertising	15	22
Other services	7	10

Total	100%	100%

     Total net revenue increased $10.9 million, or 66%, in the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Our local advertising revenue increased $10.3 million, or 91%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $0.4 million, or 11%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue increased $0.2 million, or 13%, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements, offset by a decrease in the emphasis of email deals.

Cost of Revenue

     Our cost of revenue consists primarily of credit card processing fees, web hosting, internet services costs, and salaries, benefits and stock-based compensation for our infrastructure teams related to operating our website, as well as creative design for brand advertising and video production expenses. We currently expect cost of revenue to increase on an absolute basis and remain relatively flat as a percentage of revenue in the near term as, consistent with our investment philosophy we continue to expand data center capacity and headcount associated with supporting our website and mobile.

			2011 to
			2012%
	Three Months Ended March 31,		Change
	2012	2011
	(dollars in thousands)
Cost of revenue	$2,126	$1,276	67%
Percentage of net revenue	8%	8%

     In the three months ended March 31, 2012, cost of revenue increased $0.9 million, or 67%, compared to the three months ended March 31, 2011. This increase was primarily attributable to an increase of $0.4 million in outside hosting and internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, expenses related to creative design for brand advertising customers, increased $0.1 million and video expenses related to slide shows for local customers increased by $0.1 million. Merchant fees related to credit card transactions for local advertising also increased $0.1 million, and we added personnel to support our website infrastructure resulting in an increase of $0.1 million.

Sales and Marketing

     Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. We spend almost no sales and marketing expenses to acquire traffic to our website or mobile app. Our Community Managers are responsible for growing and fostering local communities, and coordinating events to raise awareness of our brand. We expect our sales and marketing costs, including community management costs, to increase as we continue to expand into new domestic and international markets and within existing markets. For the three months ended March 31, 2012, we spent $2.4 million related to our international sales and marketing operations compared to $0.9 million for the three months ended March 31, 2011.

			2011 to
			2012%
	Three Months Ended March 31,		Change
	2012	2011
	(dollars in thousands)
Sales and marketing	$18,770	$11,271	67%
Percentage of net revenue	69%	68%

     In the three months ended March 31, 2012, sales and marketing expenses increased $7.5 million, or 67%, compared to the three months ended March 31, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $6.4 million, including an increase in stock-based compensation of $0.9 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $1.1 million. In addition, we experienced an increase in facilities and related allocations of $0.6 million and domestic and international marketing and advertising costs of $0.4 million.

Product Development

     Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers and product management and information technology personnel. In addition, product development expenses include outside services and consulting, allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives, and, as such, we expect product development expense to increase on an absolute basis but not necessarily increase as a percentage of revenue in the near term, consistent with our investment philosophy.

			2011 to
			2012%
	Three Months Ended March 31,		Change
	2012	2011
	(dollars in thousands)
Product development	$4,140	$2,319	79%
Percentage of net revenue	15%	14%

     In the three months ended March 31, 2012, product development expenses increased $1.8 million, or 79%, compared to the three months ended March 31, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $1.6 million, including an increase in stock-based compensation of $0.1 million, as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related allocations of $0.1 million.

General and Administrative

     Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, user operations, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis but not necessarily increase as a percentage of revenue in the near term, as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

			2011 to
			2012%
	Year Ended March 31,		Change
	2012	2011
	(dollars in thousands)
General and administrative	$10,729	$3,617	197%
Percentage of net revenue	39%	22%

     In the three months ended March 31, 2012, general and administrative expenses increased $7.1 million, or 197%, compared to the three months ended March 31, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $6.5 million, including an increase in stock-based compensation expense of $5.5 million related to primarily the acceleration in connection with the closing of the IPO of stock options held by two executives, as well as grants made during the quarter. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $0.5 million. These increases were offset by a decrease in legal fees of $0.3 million.

Depreciation and Amortization

     Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure and will remain relatively flat as a percentage of revenue in the near term.

			2011 to
			2012%
	Three Months Ended March 31,		Change
	2012	2011
	(dollars in thousands)
Depreciation and amortization	$1,361	$819	66%
Percentage of net revenue	5%	5%

     In the three months ended March 31, 2012, depreciation and amortization expense increased $0.5 million, or 66%, compared to the three months ended March 31, 2011. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $0.3 million and $0.2 million, respectively.

Other Income (Expense), Net

     Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and foreign exchange gains and losses.

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Interest income	$5	$5
Transaction gains (losses) on foreign exchange	(21)	108
Other non-operating income (loss), net	(14)	(5)

Total other income (expense), net	$(30)	$108

     In the three months ended March 31, 2012, other income (expense), net decreased $0.1 million compared to the three months ended March 31, 2011. The decrease was largely driven by an unfavorable change in foreign currency exchange rates, primarily the British Pound, which contributed to transaction losses on foreign exchange in the three months ended March 31, 2012 compared to a gain in 2011.

Provision for Income Taxes

     Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Provision for income taxes	$31	$12

Liquidity and Capital Resources

     The following table summarizes our cash flows for the periods presented.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:

Purchases of property and equipment	$367	$813
Depreciation and amortization	1,361	819
Cash flows provided by (used in) operating activities	(2,773)	996
Cash flows used in investing activities	(2,091)	(1,350)
Cash flows provided by financing activities	113,918	161

     As of March 31, 2012, we had cash and cash equivalents of $130.7 million. Cash and cash equivalents consist of cash and money market accounts. Cash held internationally as of March 31, 2012 was immaterial. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place.

     Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation (“SIPC”), insurance limits, as applicable. These cash, cash equivalents and short-term investment balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

     Operating Activities

     We used $2.8 million of cash in operating activities in the three months ended March 31, 2012, primarily resulting from our net loss of $9.8 million, offset by non-cash depreciation and amortization of $1.4 million and non-cash stock-based compensation of $7.4 million. In addition, operating assets and liabilities changed by $1.8 million, primarily due to the timing of payments to vendors and an increase in collections on our accounts receivable during the quarter.

     We generated $1.0 million of cash in operating activities in the three months ended March 31, 2011, primarily resulting from our net loss of $2.7 million, offset by non-cash depreciation and amortization of $0.8 million and non-cash stock-based compensation of $1.1 million. In addition, operating assets and liabilities changed by $1.8 million, primarily due to the timing of payments to vendors and an increase in billings and collections.

     Investing Activities

     Our primary investing activities have consisted of purchases of property and equipment to support the build out of our data centers, and the purchase of technology hardware to support our growth in headcount and software to support website development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software and development.

     We used $2.1 million of cash in investing activities during the three months ended March 31, 2012. Cash used in investing activities primarily related to an increase in restricted cash of $1.1 million in connection with a new lease executed during the quarter, as well as expenditures related to website development of $0.6 million and purchases of property, equipment and software of $0.4 million to support our growth in the business. We expect to continue to invest in property and equipment and development of software for the remainder of 2012 and thereafter.

     We used $1.4 million of cash in investing activities in the three months ended March 31, 2011. Cash used in investing activities primarily related to expenditures for property and equipment of $0.8 million support our growth in headcount and expenditures for website development of $0.5 million.

     Financing Activities

     In March 2012, we received $122.6 million in proceeds from our IPO. During the quarter ended March 31, 2012, we incurred $9.2 million related to offering costs in connection with the IPO, including underwriter commission and discounts associated with the transaction. With the exception of the IPO, our recent financing activities have consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options.

Off Balance Sheet Arrangements

     We did not have any off balance sheet arrangements in 2011 or the first three months of 2012.

Contractual Obligations

     We lease our facilities in San Francisco, California under operating leases that expire in 2013. We lease other facilities around the world, the longest of which expires in 2017. In March 2012, we entered into a non-cancelable operating lease agreement to lease office space located in London, England. The future minimum lease payments under the lease totaled approximately $5.3 million as of March 31, 2012. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of March 31, 2012:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Operating lease obligations	$18,693	$4,901	$7,962	$5,549	$281

     The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

     Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings.

     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio's fair value is relatively insensitive to interest rate changes. During the three months ending March 31, 2012, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of March 31, 2012 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

     We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and the euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe such a change will not have a material impact on our results of operations. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk

     We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

     Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February and March 2010, the Company was sued in two putative class actions on behalf of local businesses asserting various causes of action based on claims that the Company manipulated the ratings and reviews on its platform to coerce local businesses to buy its advertising products. These cases were subsequently consolidated in an action asserting claims for violation of the California Business & Professions Code, extortion and attempted extortion based on the conduct they allege and seeking monetary relief in an unspecified amount and injunctive relief. In October 2011, the court dismissed this action with prejudice. The plaintiffs have appealed to the U.S. court of Appeals for the Ninth Circuit, but the appeal has not yet been heard. Due to the preliminary nature of this potential appeal, the Company is unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from an appeal.

     In March 2011, the Company was sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code and seeking monetary relief in an unspecified amount. In September 2011, the Company agreed to settle this matter for payments in an aggregate amount of up to $1.3 million. The settlement is currently awaiting court approval.

     The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these matters will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

     Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described below before making an investment decision. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

Risks Related to Our Business and Industry

We have a short operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

     We have a short operating history in an evolving industry that may not develop as expected, if at all. This short operating history makes it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry. These risks and difficulties include our ability to, among other things:

  increase the number of users of our website and mobile app, the number of reviews and other content on our platform and our revenue;

  continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;

  effectively monetize our mobile app as usage continues to migrate toward mobile devices;

  manage, measure and demonstrate the effectiveness of our advertising solutions and attract and retain new advertising clients, many of which may only have limited or no online advertising experience;

  successfully compete with existing and future providers of other forms of offline and online advertising;

  successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;

  successfully expand our business in new and existing markets, both domestic and international;

  successfully develop and deploy new features and products;

  avoid interruptions or disruptions in our service or slower than expected load times;

  develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and products;

  hire, integrate and retain talented sales and other personnel;

  effectively manage rapid growth in our sales force, personnel and operations; and

  effectively partner with other companies.

     If the demand for information regarding local businesses does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed. We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to adequately address these risks and difficulties could harm our business and cause our operating results to suffer.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to achieve or maintain profitability, particularly given our significant ongoing sales and marketing expenses. Our recent growth rate will likely not be sustainable, and a failure to maintain an adequate growth rate will adversely affect our results of operations and business.

     Since our inception, we have incurred significant operating losses, and, as of March 31, 2012, we had an accumulated deficit of approximately $51.1 million. Although our revenues have grown rapidly, increasing from $12.1 million in 2008, to $83.3 million in 2011, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

  sales and marketing;

  product and feature development;

  our technology infrastructure;

  domestic and international expansion efforts;

  strategic opportunities, including commercial relationships and acquisitions; and

  general administration, including legal and accounting expenses related to being a public company.

     These investments may not result in increased revenue or growth in our business. If we are unable to maintain adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

We rely on traffic to our website from search engines like Google, Yahoo! and Bing, some of which offer products and services that compete directly with our solutions. If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.

     Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our website could adversely impact our business and results of operations.

     Google in particular is the most significant source of traffic to our website accounting for more than half of the visits to our website from Internet searches during the quarter ended March 31, 2012. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

If we fail to generate and maintain sufficient high quality content from our users, we will be unable to provide consumers with the information they are looking for, which could negatively impact our traffic and revenue.

     Our success depends on our ability to provide consumers with the information they seek, which in turn depends on the quantity and quality of the content provided by our users. For example, we may be unable to provide consumers with the information they seek if our users do not contribute content that is helpful and reliable, or if they remove content they previously submitted. Similarly, we may be unable to provide consumers with the information they seek if our users are unwilling to contribute content because of concerns that they may be harassed or sued by the businesses they review, instances of which have occurred in the past and may occur again in the future. In addition, we may not be able to provide users the information they seek if the information on our platform is not up-to-date. We do not phase out or remove dated reviews, and consumers may view older reviews as less relevant, helpful or reliable. If our platform does not provide current information about local businesses or users perceive reviews on our platform as less relevant, our brand and our business could be harmed.

     If we are unable to provide consumers with the information they seek, or if they can find equivalent content on other services, they may stop or reduce their use of our platform, and traffic to our website and on our mobile app will decline. If our user traffic declines, our advertisers may stop or reduce the amount of advertising on our platform and our business could be harmed.

Our business may be harmed if users view our platform as primarily limited to reviews of restaurants and shopping experiences.

     Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 45% of the businesses that have been reviewed on our platform and 62% of our cumulative reviews through March 31, 2012. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

If our technology filters helpful content or fails to filter unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products, and our business could suffer.

     While we have designed our technology to filter content that we believe may be offensive, biased, unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be effective or adequate. In addition, some consumers and businesses have expressed concern that our technology inappropriately filters legitimate reviews, which may cause them to stop or reduce their use of our platform or our advertising solutions. If the performance of our filter proves inadequate or ineffective, our reputation and brand may be harmed, users may stop using our products and our business and results of operations could be adversely affected.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of users and advertisers, or our ability to increase the frequency with which they use our solutions.

     We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Yelp” brand is critical to expanding our base of users and advertisers and increasing the frequency with which they use our solutions, and will depend largely on our ability to maintain consumer trust in our solutions and in the quality and integrity of the user content and other information found on our website and mobile app, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

     For example, consumers may believe that the reviews, photos and other content contributed by our Community Managers or other employees are influenced by our advertising relationships or are otherwise biased. Although we take steps to prevent this from occurring by, for example, displaying an “ambassador” badge on the account profile pages for each of our Community Managers identifying them as Yelp employees and explaining their role on our platform, the designation does not appear on the page for each review contributed by the Community Manager and we may not be successful in our efforts to maintain consumer trust. As a result, our brand and our business could be harmed.

     Our trademarks are an important element of our brand. We have faced in the past, and may face in the future, oppositions from third parties to our applications to register key trademarks in foreign jurisdictions in which we expect to expand our presence. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. Whether or not our trademark registration applications are denied, third parties may claim that our trademarks infringe their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in those or other jurisdictions. Doing so could harm our brand or brand recognition and adversely affect our business, financial condition and results of operation.

Negative publicity could adversely affect our reputation and brand.

     Negative publicity about our company, including our technology, sales practices, personnel or customer service, could diminish confidence in and the use of our products. The media has previously reported allegations that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. In order to demonstrate that our filtering process applies in a nondiscriminatory manner to both advertisers and non-advertisers, we have made all filtered reviews accessible on our platform. We have also allowed businesses to publicly comment on negative reviews so that they can provide their response. Nevertheless, our reputation and brand, the traffic to our website and mobile app and our business may suffer if negative publicity about our company persists or if users otherwise perceive that content on our website and mobile app is manipulated or biased. In addition, our website and mobile app serve as a platform for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.

If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.

     For the quarter ended March 31, 2012, substantially all of our revenue was generated by the sale of advertising products. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince prospective advertisers of the benefits of our products, including those who may not be familiar with our products (such as those in new markets). In addition, we have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 45% of the businesses that have been reviewed on our platform and 62% of our cumulative reviews through March 31, 2012, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. We must also convince existing and prospective advertisers alike that our advertising products work to their benefit. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. Failure to maintain and expand the advertiser base could harm our business.

     Our advertisers do not typically have long-term obligations to purchase our products. In addition, we rely heavily on advertising spend by small and medium-sized local businesses, which have historically experienced high failure rates and often have limited advertising budgets. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, lower priced competitors, perceptions that our advertising solutions are unnecessary or ineffective, declining advertising budgets, closures and bankruptcies. We must continually add new advertisers both to replace advertisers who choose not to renew their advertising or who go out of business, or otherwise fail to fulfill their advertising contracts with us, and to grow our business. Our advertisers’ decisions to renew depend on a number of factors, including the degree of satisfaction with our products and their ability to continue their operations and spending levels. The ratings and reviews that businesses receive from our users may also affect advertising decisions by current and prospective advertisers. For instance, favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise, and unfavorable ratings and reviews, on the other, could discourage businesses from advertising to an audience they perceive as hostile or cause them to form a negative opinion of our products and user base which could discourage them from doing business with us. If our advertisers increase their rates of non-renewal or if we experience significant advertiser attrition or contract breach, or if we are unable to attract new advertisers in numbers greater than the number of advertisers that we lose, our client base will decrease and our business, financial condition and results of operations would be harmed.

If we fail to expand effectively into new markets, both domestically and abroad, our revenue and our business will be harmed.

     We intend to expand our operations into new markets, both domestically and abroad. We may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets places us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect, as we have in the past, to incur significant expenses and face various other challenges, such as expanding our sales force and community management personnel to cover those new markets. Our current and any future expansion plans will require significant resources and management attention. Furthermore, we have already entered many of the largest markets in the United States and further expansion in smaller markets may not yield similar results or sustain our growth.

Our international operations involve additional risks, and our exposure to these risks will increase as we expand internationally.

     We have started to expand our operations internationally. We expect to expand our international operations significantly by accessing new markets abroad and expanding our offerings in new languages. Our platform is now available in English and several other languages. However, we may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

  recruiting and retaining qualified, multi-lingual employees, including sales personnel;

  increased competition from local websites and guides and potential preferences by local populations for local providers;

  compliance with applicable foreign laws and regulations, including different privacy, censorship and liability standards and regulations and different intellectual property laws;

  providing solutions in different languages for different cultures, which may require that we modify our solutions and features to ensure that they are culturally relevant in different countries;

  the enforceability of our intellectual property rights;

  credit risk and higher levels of payment fraud;

  compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act;

  currency exchange rate fluctuations;

  foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

  political and economic instability in some countries;

  double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

  higher costs of doing business internationally.

Many people use smartphones and other mobile devices to access information about local businesses. If we are not successful in developing solutions that generate revenue from our mobile application, or those solutions are not widely adopted, our results of operations and business could be adversely affected.

     The number of people who access information about local businesses through mobile devices, including smartphones and handheld tablets or computers, has increased dramatically in the past few years and is expected to increase. Because we do not currently deliver advertising on our mobile app, we have not materially monetized our mobile app to date. As a result, we may not be able to generate meaningful revenue from our mobile app for the foreseeable future. If consumers use our mobile app at the expense of our website, our advertisers may stop or reduce advertising on our website, and they may be unable to advertise on our mobile app unless we develop effective mobile advertising solutions that are compelling to them. Similarly, we may be unable to attract new advertisers unless we develop effective mobile advertising solutions. At the same time, it is important that any mobile advertising solutions that we develop do not adversely affect our users’ experience, even if they might result in increased short-term monetization. We have limited experience with mobile advertising. If we fail to develop effective advertising solutions, if our solutions alienate our user base, or if our solutions are not widely adopted or are insufficiently profitable, our business may suffer.

     Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. In addition, if we experience difficulties in the future in integrating our mobile app into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple or Google, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore, or if we face increased costs to distribute our mobile app, our future growth and our results of operations could suffer.

We expect to face increased competition in the market.

     The market for information regarding local businesses and advertising is intensely competitive and rapidly changing. With the emergence of new technologies and market entrants, competition is likely to intensify in the future. Our competitors include, among others, offline media companies and service providers; newspaper, television, and other media companies, Internet search engines, such as Google, Yahoo! and Bing; and various other online service providers. Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Google, Facebook, Yahoo! and Microsoft may be more successful than us in developing and marketing online advertising offerings directly to local businesses and many of our advertisers and potential advertisers may choose to purchase online advertising services from these competitors and may reduce their purchases of our products. In addition, many of our current and potential competitors have established marketing relationships with and access to larger client bases. As the market for local online advertising increases, new competitors, business models and solutions are likely to emerge. We also compete with these companies for the attention of contributors and consumers, and may experience decreases in both if our competitors offer more compelling environments. For all of these reasons, we may be unable to maintain or grow the number of people who use our website and mobile app and the number of businesses that use our advertising solutions and we may face pressure to reduce the price of our advertising solutions, in which case our business, results of operations and financial condition will be harmed.

The traffic to our website and mobile application may decline and our business may suffer if other companies copy information from our platform and publish or aggregate it with other information for their own benefit.

     From time to time, other companies copy information from our platform, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. For example, in parts of 2010 and 2011, Google incorporated content from our website into its own local product without our permission. Google’s users, as a result, may not have visited our website because they found the information they sought on Google. In September 2011, our Chief Executive Officer testified before the U.S. Senate Committee on the Judiciary, Subcommittee on Antitrust, Competition Policy and Consumer Rights regarding Google’s practices in this regard. While we do not believe that Google is still incorporating our content within its local products, we have no assurance that Google or other companies will not copy, publish or aggregate content from our platform in the future.

     When third parties copy, publish, or aggregate content from our platform, it makes them more competitive and decreases the likelihood that consumers will visit our website or use our mobile app to find the information they seek, which could negatively affect our business, results of operations and financial condition. We may not be able to detect such third-party conduct in a timely manner and, even if we could, we may not be able to prevent it. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may be inadequate to protect us against such practices. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.

The impact of worldwide economic conditions, including the resulting effect on advertising spending by local businesses, may adversely affect our business, operating results and financial condition.

     Our performance is subject to worldwide economic conditions and their impact on levels of advertising spend by small and medium-sized businesses, which may be disproportionately affected by economic downturns. To the extent that the current economic slowdown continues, or worldwide economic conditions materially deteriorate, our existing and potential advertising clients may no longer consider investment in our advertising solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, web-based advertising solutions may be viewed by some of our existing and potential advertising clients as a lower priority and could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our solutions or default on their payment obligations to us. In addition, economic conditions may adversely impact levels of consumer spending, which could adversely impact the numbers of consumers visiting our website and mobile app. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. If spending at many of the local businesses reviewed on our website or mobile app declines, businesses may be less likely to use our advertising products, which could have a material adverse effect on our financial condition and results of operations.

We face potential liability and expense for legal claims based on the content on our platform.

     We face potential liability and expense for legal claims relating to the information that we publish on our website and mobile app, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. For example, businesses in the past have claimed, and may in the future claim, that we are responsible for defamatory reviews posted by our users. We expect claims like these to continue, and potentially increase in proportion to the amount of content on our platform. These claims could divert management time and attention away from our business and result in significant costs to investigate and defend, regardless of the merits of the claims. In some instances, we may elect or be compelled to remove content or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove valuable content from our website or mobile app, our platform may become less useful to consumers and our traffic may decline, which could have a negative impact on our business and financial performance.

Our business could suffer if the jurisdictions in which we operate change the way in which they regulate the Internet, including regulations relating to user-generated content and privacy.

     Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that requires changes to these practices or the design of our platform, products or features. For example, if legislation is passed that limits the immunities afforded to websites that publish user-generated content, we may be compelled to remove content from our platform that we would otherwise publish, restrict the types of businesses that our users can review or further verify the identity of our users, among other changes. Similarly, legislation could be passed that limits our ability to use or store information about our users. The Federal Trade Commission (“FTC”) already expects companies like ours to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use and storage of consumer information, establishing principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines as described in our published privacy policy. For example, we disclose that we collect a range of information about our users, such as their names, email addresses, search histories and activity on our platform. We also use and store such information primarily to personalize the experience on our platform, provide customer support and display relevant advertising. While we do not sell or share personally identifiable information with third parties for direct marketing purposes, we do have relationships with third parties that may allow them access to user information for other purposes. For example, when we outsource functions such as technical and customer support, tracking and reporting, quality assurance and payment processing to other companies, we make user information available to those companies to the extent necessary for them to provide the outsourced services. We believe our policies and practices comply with the FTC privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes.

     Legislative changes such as the examples above have already been proposed both domestically and abroad, including recent proposals by the European Commission. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Similarly, changes like these could make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue. In any of the cases above, our business could suffer.

If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

     We have experienced rapid growth in our headcount and operations, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years. We intend to make substantial investments in our technology, sales and marketing and community management organizations. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our platform is accessible.

     It is important to our success that users in all geographies be able to access our platform at all times. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our platform is unavailable when users attempt to access it or it does not load as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users and advertisers and increase the frequency with which they use our website and mobile app. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

     Our disaster recovery program contemplates transitioning our platform and data to a backup center in the event of a catastrophe, but we have not yet tested the procedure in full, and the transition procedure may take several days or more to complete. During this time, our platform may be unavailable in whole or in part to our users.

We are, and may in the future be, subject to disputes and assertions by third parties that we violate their rights. These disputes may be costly to defend and could harm our business and operating results.

     We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights [and the rights of current and former employees and business owners?]. For example, third parties have sued us for allegedly violating their patent rights (we are currently a defendant in seven such suits, all of which involve plaintiffs targeting multiple defendants in the same or similar suits), an action was filed against us on behalf of current and former employees claiming that we violated labor and other laws (we have agreed in principle, subject to court approval, to settle the suit for up to $1.3 million) and various businesses have sued us alleging that we manipulate Yelp reviews in order to coerce them and other businesses to pay for Yelp advertising (one such suit was voluntarily dismissed, and two others were consolidated and recently dismissed with prejudice, although the plaintiffs are seeking an appeal).

     Other claims against us can be expected to be made in the future. Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money, and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs. We do not own any patents, and, therefore, may be unable to deter competitors or others from pursuing patent or other intellectual property infringement claims against us.

     The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results of operations and reputation.

Some of our solutions contain open source software, which may pose particular risks to our proprietary software and solutions.

     We use open source software in our solutions and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.

We make the consumer experience our highest priority. Our dedication to making decisions based primarily on the best interests of consumers may cause us to forgo short-term gains and advertising revenue.

     We base many of our decisions upon the best interests of the consumers who use our platform. We believe that this approach has been essential to our success in increasing our user growth rate and the frequency with which consumers use our platform and has served the long-term interests of our company and our stockholders. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our results of operations in the short term, and we believe that continued adherence to this principle will, in the long term, benefit our stockholders. In particular, our approach of putting our consumers first may negatively impact our relationships with our existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we allow the review to remain on the platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertisers, which in turn could harm our results of operations.

We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.

     We rely on data about local businesses from third parties, including various yellow pages and other third parties that license such information to us. We also rely on third parties for other aspects of our business, such as mapping functionality and administrative software solutions. If these third parties experience difficulty meeting our requirements or standards, or our licenses are revoked or not renewed, it could make it difficult for us to operate some aspects of our business, which could damage our reputation. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, increase their fees or if our relationships with these providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in choosing or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial performance.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

     Our operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

  our ability to attract new local business advertisers and retain existing advertisers;

  our ability to accurately forecast revenue and appropriately plan our expenses;

  the effects of changes in search engine placement and prominence;

  the effects of increased competition in our business;

  our ability to successfully expand in existing markets, enter new markets and manage our international expansion;

  the impact of worldwide economic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;

  our ability to protect our intellectual property;

  our ability to maintain an adequate rate of growth and effectively manage that growth;

  our ability to maintain and increase traffic to our website and mobile app;

  our ability to keep pace with changes in technology;

  the success of our sales and marketing efforts;

  costs associated with defending intellectual property infringement and other claims and related judgments or settlements;

  changes in government regulation affecting our business;

  interruptions in service and any related impact on our reputation;

  the attraction and retention of qualified employees and key personnel;

  our ability to choose and effectively manage third-party service providers;

  the impact of fluctuations in currency exchange rates;

  our ability to successfully manage any acquisitions of businesses, solutions or technologies;

  the effects of natural or man-made catastrophic events;

  changes in consumer behavior with respect to local businesses;

  the effectiveness of our internal controls; and

  changes in our tax rates or exposure to additional tax liabilities.

Because we recognize most of the revenue from our advertising products over the term of an agreement, a significant downturn in our business may not be immediately reflected in our results of operations.

     We recognize revenue from sales of our advertising products over the terms of the applicable agreements, which are generally three, six or 12 months. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in advertising sales may not be reflected in our short-term results of operations.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

     We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including Jeremy Stoppelman, our Chief Executive Officer, Geoff Donaker, our Chief Operating Officer, and our software engineers, marketing professionals and advertising sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, which mean they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

    We regard the protection of our trade secrets, copyrights, trademarks and domain names as critical to our success. In particular, we must maintain, protect and enhance the “Yelp” brand. We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain jurisdictions abroad. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technologies by others.

    Effective trade secret, copyright, trademark and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. We are seeking to protect our trademarks and domain names in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. Litigation may be necessary to enforce our intellectual property rights, protect our respective trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our “Yelp” brand. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.

    We have registered domain names for our website that we use in our business, such as Yelp.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our products under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. Domain names similar to ours have been registered in the United States and elsewhere. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of management’s attention.

If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform.

    Like all online services, our platform is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays, or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. If we experience compromises to our security that result in performance or availability problems, the complete shutdown of our website or the loss or unauthorized disclosure of confidential information, our users or advertisers may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. In addition, user and business owner accounts and profile pages could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. For example, we enable businesses to create free online business accounts and claim the business profile pages for each of their business locations. We verify these claims through an automated telephone verification process, which is designed to confirm that the person setting up the account is affiliated with the business by confirming that the person has access to the business’s telephone. Our verification system could fail to confirm that the recipient of the call is an authorized representative of the business, or mistakenly allow an unauthorized representative to claim the business’s profile page. Any or all of these issues could negatively impact our ability to attract new users or could deter current users from returning or reduce the frequency with which consumers and advertisers use our solutions, cause existing or potential advertisers to cancel their contracts or subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our results of operations.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

    We receive, store and process personal information and other user data, including credit card information for certain users. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal Information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies such as TRUSTe). It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause our users and advertisers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties with whom we work, such as advertisers, vendors or developers, violate applicable laws or our policies, such violations may also put our users’ information at risk and could have an adverse effect on our business.

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

     We are subject to a variety of laws in the United States and abroad, including laws regarding data retention, privacy, distribution of user-generated content and consumer protection, that are frequently evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is also likely that if our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

     If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain products or features, which would negatively affect our business. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability could also harm our business and operating results.

Domestic and foreign laws may be interpreted and enforced in ways that impose new obligations on us with respect to Yelp Deals, which may harm our business and results of operations.

     Our Yelp Deals products may be deemed gift certificates, store gift cards, general-use prepaid cards or other vouchers, or “gift cards”, subject to, among other laws, the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (“Credit CARD Act of 2009”) and similar federal, state and foreign laws. Many of these laws include specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, the Credit CARD Act of 2009 requires that gift cards expire no earlier than five years after their issue. Yelp Deals are comprised of two components: (i) the purchase value, which is the amount paid by the purchaser and which does not expire, and (ii) the promotional value, which is the remaining value for which the Yelp Deal can be redeemed during a limited period, which typically ends one year after the date of purchase. If, contrary to our belief, the Credit CARD Act of 2009 and similar state laws were held to apply to the promotional value component of Yelp Deals, consumers would be entitled to redeem the promotional value component of their Yelp Deals for up to five years after their issue, and we could face liability for redemption periods that are less than five years. Various companies that provide deal products similar to ours are currently defendants in purported class action lawsuits that have been filed in federal and state court claiming that their deal products are subject to the Credit CARD Act of 2009 and various state laws governing gift cards and that the defendants have violated these laws as a result of expiration dates and other restrictions they have placed on their deals. Similar lawsuits have been filed in other locations in which we plan to sell our Yelp Deals, such as the Canadian province of Ontario, alleging similar violations of provincial legislation governing gift cards.

     The application of various other laws and regulations to our products, and particularly our Yelp Deals, is uncertain. These include laws and regulations pertaining to unclaimed and abandoned property, partial redemption, refunds, revenue-sharing restrictions on certain trade groups and professions, sales and other local taxes and the sale of alcoholic beverages. For example, although it is the responsibility of merchants to redeem or refund unexpired Yelp Deals that they offer through our platform, the law might be interpreted to require that we redeem or refund them. Because merchants alone, and not Yelp, are in a position to track the redemption of Yelp Deals, we may not be able to comply with such a requirement without substantial and potentially costly changes to our infrastructure and business practices. In addition, we may become, or be determined to be, subject to federal, state or foreign laws regulating money transmitters or aimed at preventing money laundering or terrorist financing, including the Bank Secrecy Act, the USA PATRIOT Act and other similar future laws or regulations.

     If we become subject to claims or are required to alter our business practices as a result of current or future laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, fines, judgments or settlements could harm our business.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

     Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. We do not have experience acquiring other businesses and technologies. The pursuit of potential acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, even if we successfully acquire additional businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. If an acquired business or technology fails to meet our expectations, our business, results of operations and financial condition may suffer.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

     Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our local business advertisers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential client data. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the San Francisco Bay Area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our local business advertisers’ businesses, which could have an adverse affect on our business, operating results and financial condition.

The intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

     Our corporate structure and intercompany arrangements, including the manner in which we develop and use our intellectual property and the transfer pricing of our intercompany transactions, are intended to reduce our worldwide effective tax rate. The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations.

     Our corporate structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. Our intercompany arrangements allocate income to such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate.

     Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, there is uncertainty in relation to the U.S. tax legislation in terms of the future corporate tax rate but also in terms of the U.S. tax consequences of income derived from income related to intellectual property earned overseas in low tax jurisdictions.

     Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits which we intend to eventually derive could be undermined if we are unable to adapt the manner in which we operate our business and due to changing tax laws.

The enactment of legislation implementing changes in the U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our financial condition and results of operations.

     The current administration has made public statements indicating that it has made international tax reform a priority, and key members of the U.S. Congress have conducted hearings and proposed new legislation. Recent changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to the expanding scale of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and harm our financial condition and results of operations.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founders, directors, executive officers and employees and their affiliates, and limiting your ability to influence corporate matters.

     Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 98.5% of the voting power of our outstanding capital stock as of March 31, 2012. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

Our share price has been and will likely continue to be volatile.

     The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in March 2012 at a price of $15.00 per share, our stock price has ranged from $19.36 to $31.96 through April 30, 2012. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

  actual or anticipated fluctuations in our financial condition and operating results;

  changes in projected operating and financial results;

  actual or anticipated changes in our growth rate relative to our competitors;

  announcements of technological innovations or new offerings by us or our competitors;

  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

  additions or departures of key personnel;

  issuance of research or reports by securities analysts;

  fluctuations in the valuation of companies perceived by investors to be comparable to us;

  sales of our Class A or Class B common stock;

  changes in laws or regulations applicable to our solutions;

  share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

  the expiration of contractual lock-up agreements; and

  general economic and market conditions.

     Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

We do not intend to pay dividends for the foreseeable future, and as a result your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

     We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

     Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

  authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

  require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

  specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

  establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

  establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;

  prohibit cumulative voting in the election of directors;

  provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

  require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation; and

  reflect two classes of common stock, as discussed above.

     These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

     The trading market for our Class A common stock, to some extent, depends on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales of our Class A common stock in the public market could cause our share price to decline.

     We have a small public float relative to the total number of shares of our Class A and Class B common stock that are issued and outstanding and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers.

     Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Based on the total number of outstanding shares of our common stock as of March 31, 2012, we have 8,222,500 shares of Class A common stock and 52,909,098 shares of Class B common stock outstanding, assuming no exercise of our outstanding options.

     Upon completion of the release of the underwriters’ lockup from our IPO, currently expected to occur late August or early September 2012, approximately 53 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. Sales of substantial amounts of our Class A common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

     We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

     In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

     We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

     We may be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending 2013. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   a) Sale of Unregistered Securities

     From January 1, 2012 through March 31, 2012, we granted to employees options to purchase an aggregate of 698,374 shares of common stock under our 2011 Equity Incentive Plan (the “2011 Plan”), at an exercise price of $11.68 per share.

     From January 1, 2012 through March 31, 2012, we issued and sold to employees, consultants and other service providers an aggregate of 183,694 shares of common stock upon the exercise of options under the 2005 and 2011 Plan at exercise prices ranging from $0.20 to $11.68 per share, for an aggregate exercise price of approximately $0.5 million.

     From January 1, 2012 through March 31, 2012, we issued to employees an aggregate of 1,250 shares of common stock pursuant to restricted stock awards under the 2011 Plan.

   The offers, sales and issuances of the securities described in Item 15(a) were deemed to be exempt from registration under the Securities Act under Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.

   b) Use of Proceeds from Public Offering of Common Stock

     On March 2, 2012, we closed our IPO, in which we sold 8,172,500 shares of common stock at a price to the public of $15.00 per share. The aggregate offering price for shares sold in the offering was approximately $122.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178030), which was declared effective by the SEC on February 16, 2012. The offering commenced as of February 16, 2012 and did not terminate before all of the securities registered in the registration statement were sold. Goldman, Sachs & Co., Citigroup Global Markets Incorporated, Jefferies & Company, Incorporated, Allen & Company LLC and Oppenheimer & Co. Incorporated, acted as the underwriters. We raised approximately $111.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.6 million and other offering expenses of approximately $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 2, 2012 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

   c) Issuer Purchases of Equity Securities

     None

ITEM 5. OTHER INFORMATION

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of January 1, 2012, and will present net income and other comprehensive income in two separate statements in our annual financial statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 31st. The retrospective application did not have a material impact on our financial condition or results of operations.

Yelp Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
In thousands	2011	2010	2009
Net Loss	$(16,668)	$(9,566)	$(2,308)
Other comprehensive income (loss):
Unrealized gain(loss) on short-term investments	-	-	3
Foreign currency translation adjustments	298	(20)	(7)
Other comprehensive (loss) income	298	(20)	(4)
Comprehensive Loss	$(16,370)	$(9,586)	$(2,312)

ITEM 6. EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.(1)

3.2	Amended and Restated Bylaws of Yelp Inc.(2)

10.1+	Form of Indemnification Agreement made by and between Registrant and each of its directors and executive officers.(3)

10.2+	Amended and Restated Offer Letter, between Registrant and Geoff Donaker, dated February 3, 2012.(4)

10.3+	Amended and Restated Offer Letter, between Registrant and Rob Krolik, dated February 3, 2012.(5)

10.4+	Amended and Restated Offer Letter, between Registrant and Jed Nachman, dated February 3, 2012.(6)

10.5+	Amended and Restated Offer Letter, between Registrant and Laurence Wilson, dated February 3, 2012.(7)

10.6+	Offer Letter, between Registrant and Jeremy Stoppelman, dated February 3, 2012.(8)

10.7+	2012 Equity Incentive Plan.(9)

10.8+	Form of Option Agreement and Grant Notice and RSU Award Agreement and Grant Notice under the 2012 Equity Incentive Plan.(10)

10.9+	2012 Employee Stock Purchase Plan.(11)

10.10+	Executive Severance Benefit Plan.(12)

10.11*	Lease Agreement, between Yelp UK Limited and Knight Frank LLP, dated March 1, 2012

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

101.INS*	XBRL Instance Document(14)

101.SCH*	XBRL Taxonomy Extension Schema Document(14)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(14)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document(14)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(14)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(14)

____________________

*	Filed herewith.

(1)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 (File No. 000-35444), and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(4)	Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(5)	Filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(6)	Filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(7)	Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(8)	Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(9)	Filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(10)	Filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(11)	Filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(12)	Filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(13)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(14)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELP INC.

/s/ Rob Krolik

Rob Krolik
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

     Date: May 4, 2012

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.(1)

3.2	Amended and Restated Bylaws of Yelp Inc.(2)

10.1+	Form of Indemnification Agreement made by and between Registrant and each of its directors and executive officers.(3)

10.2+	Amended and Restated Offer Letter, between Registrant and Geoff Donaker, dated February 3, 2012.(4)

10.3+	Amended and Restated Offer Letter, between Registrant and Rob Krolik, dated February 3, 2012.(5)

10.4+	Amended and Restated Offer Letter, between Registrant and Jed Nachman, dated February 3, 2012.(6)

10.5+	Amended and Restated Offer Letter, between Registrant and Laurence Wilson, dated February 3, 2012.(7)

10.6+	Offer Letter, between Registrant and Jeremy Stoppelman, dated February 3, 2012.(8)

10.7+	2012 Equity Incentive Plan.(9)

10.8+	Form of Option Agreement and Grant Notice and RSU Award Agreement and Grant Notice under the 2012 Equity Incentive Plan.(10)

10.9+	2012 Employee Stock Purchase Plan.(11)

10.10+	Executive Severance Benefit Plan.(12)

10.11*	Lease Agreement, between Yelp UK Limited and Knight Frank LLP, dated March 1, 2012

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(13)

101.INS*	XBRL Instance Document(14)

101.SCH*	XBRL Taxonomy Extension Schema Document(14)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(14)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document(14)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(14)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(14)

____________________

*	Filed herewith.

(1)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 (File No. 000-35444), and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(4)	Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(5)	Filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(6)	Filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(7)	Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(8)	Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(9)	Filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(10)	Filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(11)	Filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(12)	Filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(13)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(14)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.