Form 10-Q
period 2012-06-30
YELP INC
filed 2012-08-03
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-178030
________________________

YELP INC.
(Exact Name of Registrant as Specified in Its Charter)
________________________

Delaware	20-1854266
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

706 Mission Street, San Francisco, CA	94103
(Address of Principal Executive Offices)	(Zip Code)

(415) 908-3801
(Registrant’s Telephone Number, Including Area Code)
________________________

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, there were 8,222,500 shares of the Registrant’s Class A common stock outstanding and 53,002,678 shares of the Registrant’s Class B common stock outstanding.

Yelp Inc.
FORM 10-Q
Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012
	and 2011	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June
	30, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37
Signatures		38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$122,613	$21,736
Accounts receivable (net of allowance for doubtful accounts of $318 and $210 at June 30, 2012
and December 31, 2011, respectively)	10,120	8,257
Prepaid expenses and other current assets	2,630	1,733

Total current assets	135,363	31,726

Property, equipment, and software, net	11,632	9,881
Restricted cash	6,362	365
Other assets	491	1,849

Total assets	$153,848	$43,821

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,698	$2,973
Accrued liabilities	9,194	7,685
Deferred revenue	1,276	2,072
Total current liabilities	13,168	12,730

Long term liabilities	2	3

Total liabilities	$13,170	$12,733

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock (Note 8)	—	55,435

Stockholders’ equity (deficit)
Common stock, $0.000001 par value—500,000,000 shares authorized; 61,190,489 and
16,956,409 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	193,657	16,625
Accumulated other comprehensive income (loss)	79	271
Accumulated deficit	(53,058)	(41,243)

Total stockholders’ equity (deficit)	140,678	(24,347)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$153,848	$43,821

See notes to condensed consolidated financial statements

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenue	$32,653	$19,578	$60,038	$36,078
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization	2,298	1,285	4,424	2,561
shown separately below)
Sales and marketing	20,333	12,347	39,103	23,618
Product development	4,336	2,661	8,476	4,980
General and administrative	5,963	3,584	16,692	7,201
Depreciation and amortization	1,661	924	3,022	1,743
Total costs and expenses	$34,591	$20,801	$71,717	$40,103

Loss from operations	(1,938)	(1,223)	(11,679)	(4,025)
Other income (expense), net	22	75	(8)	183

Loss before income taxes	(1,916)	(1,148)	(11,687)	(3,842)
Provision for income taxes	(66)	(17)	(97)	(29)

Net loss	(1,982)	(1,165)	(11,784)	(3,871)
Accretion of redeemable convertible preferred stock	—	(47)	(31)	(94)
Net loss attributable to common stockholders (Class A and B)	$(1,982)	$(1,212)	$(11,815)	$(3,965)

Net loss per share attributable to common stockholders
Basic	$(0.03)	$(0.08)	$(0.26)	$(0.27)
Diluted	$(0.03)	$(0.08)	$(0.26)	$(0.27)
Weighted-average shares used to compute net loss per share
attributable to common stockholders (Class A and B)
Basic	60,887	14,985	46,075	14,770
Diluted	60,887	14,985	46,075	14,770

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss, as reported	$(1,982)	$(1,165)	$(11,784)	$(3,871)
Other comprehensive income:
Foreign currency translation adjustments	(163)	(48)	(194)	(172)
Other comprehensive income (loss)	(163)	(48)	(194)	(172)

Comprehensive loss	$(2,145)	$(1,213)	$(11,978)	$(4,043)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(11,784)	$(3,871)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,022	1,743
Provision for doubtful accounts	108	(4)
Stock-based compensation	9,287	2,051
Loss on disposal of assets and web-site development costs	37	6
Changes in operating assets and liabilities:
Accounts receivable	(1,973)	22
Prepaid expenses and other assets	(918)	(411)
Accounts payable and accrued expenses	577	1,272
Deferred revenue	(796)	(37)

Net cash provided by (used in) operating activities	(2,440)	771

INVESTING ACTIVITIES:
Purchases of property, equipment, and software	(1,927)	(1,478)
Capitalized website and software development costs	(1,590)	(1,055)
Change in restricted cash	(6,008)	(365)

Net cash used in investing activities	(9,525)	(2,898)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	112,257	—
Proceeds from issuance of common stock	762	396

Net cash provided by financing activities	113,019	396

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS	(177)	(200)

CHANGE IN CASH AND CASH EQUIVALENTS	100,877	(1,931)
CASH AND CASH EQUIVALENTS—Beginning of period	21,736	27,074

CASH AND CASH EQUIVALENTS—End of period	$122,613	$25,143

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$48	$35

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$695	$233

Capitalized website and software development costs recorded in accounts payable and accruals	$10	$—

Accretion of redeemable convertible preferred stock	$31	$94

Vesting of early exercised options	$31	$45

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

     Significant Accounting Policies

     There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in the Prospectus.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

          Level 1—Observable inputs, such as quoted prices in active markets,

          Level 2—Inputs other than the quoted prices in active markets that are observable either directly, or

          Level 3—Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

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

     The following table represents the Company's financial instruments measured at fair value as of June 30, 2012 and December 31, 2011, (in thousands):

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market
funds(1)	$117,240	—	—	$117,240	$19,126	—	—	$19,126

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

3. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents
Cash	$5,373	$2,610
Money market funds	117,240	19,126

Total cash and cash equivalents	$122,613	$21,736

     The lease agreements for the Company’s San Francisco, New York and London, England offices require the Company to maintain a letter of credit issued to the landlords of each facility. The letters of credit are subject to renewal annually until the lease expires. At June 30, 2012 and December 31, 2011, the Company had a letter of credit of $6.4 million and $0.4 million, respectively, related to such leases.

4. PROPERTY, EQUIPMENT, AND SOFTWARE

     Property, equipment and software as of June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Computer equipment	$5,952	$4,519
Software	360	382
Capitalized website and internal-use software development costs	7,200	5,612
Furniture and fixtures	2,046	1,842
Leasehold improvements	3,306	2,702
Telecommunication	1,301	1,187

Total	20,165	16,244
Less accumulated depreciation	(8,533)	(6,363)

Net property, equipment, and software	$11,632	$9,881

     Depreciation expense was $0.9 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $1.7 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

5. ACCRUED LIABILITIES

     Accrued liabilities as of June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued vacation and employee related expenses	$2,444	$1,905
Accrued bonus and commissions	1,819	947
Deferred rent	1,390	1,198
Merchant revenue share liability	375	314
Legal settlement accrual	1,250	1,250
Other accrued expenses	1,916	2,071

Total	$9,194	$7,685

6. OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three and six months ended June 30, 2012 and 2011 consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income	$13	$2	$18	7
Transaction gain (loss) on foreign exchange	11	74	(10)	182
Other non-operating income (loss), net	(2)	(1)	(16)	(6)

Other income (expense), net	$22	$75	$(8)	183

7. COMMITMENTS AND CONTINGENCIES

     Office Facility Lease—The Company leases its office facilities under operating lease agreements that expire from 2012-2021. The terms of the lease agreements provides for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. In March 2012, the Company entered into a non-cancelable operating lease agreement to lease office space located in London, England. In April, 2012, the Company entered into a non-cancelable operating lease agreement to lease office space located in San Francisco. In May 2012, the Company expanded its space leased in New York and extended the term of that lease. The future minimum lease payments under these leases totaled approximately $59.0 million as of June 30, 2012.

     Rental expense was $1.1 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively, and $1.9 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

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

     In March 2011, the Company was sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code and seeking monetary relief in an unspecified amount. In September 2011, the Company agreed to settle this matter for payments in an aggregate amount of up to $1.3 million. The settlement is currently awaiting court final approval.

     Indemnification Agreements—In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and executive officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Initial Public Offering
     In March 2012, the Company completed its initial public offering of its Class A common stock to the public (the “IPO”) whereby 8,172,500 shares of Class A common stock were sold by the Company (inclusive of 1,072,500 shares of Class A common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 50,000 shares of Class A common stock were sold by a selling stockholder, The Yelp Foundation. The public offering price of the shares sold in the offering was $15.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholder. The total gross proceeds from the offering to the Company were $122.6 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $111.4 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 35,816,772 shares of Class B common stock. As a result, following the IPO, the Company has two classes of authorized common stock: Class A common stock (10 votes per share) and Class B common stock (one vote per share).

     The following table presents the shares authorized and issued and outstanding as of the periods presented (in thousands, except share data):

	June 30, 2012		December 31, 2011
	Shares	Shares	Shares	Shares	Liquidation
	Authorized	Issued and	Authorized	Issued and	Preference
		Outstanding		Outstanding
Redeemable convertible preferred stock:
Redeemable convertible preferred stock,	—	—	40,000,000	40,000,000	$1,000
Series A, $0.000001 par value
Redeemable convertible preferred stock,	—	—	44,802,870	44,802,870	$5,000
Series B, $0.000001 par value
Redeemable convertible preferred stock,	—	—	32,288,630	32,288,630	$10,042
Series C, $0.000001 par value
Redeemable convertible preferred stock,	—	—	14,531,460	14,531,460	$14,996
Series D, $0.000001 par value
Redeemable convertible preferred stock,	—	—	11,644,155	11,644,155	$25,000
Series E, $0.000001 par value
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	8,222,500	—	—	—
Class B common stock, $0.000001 par value	100,000,000	52,967,989	—	—	—
Common stock, $0.000001 par value	200,000,000	—	280,000,000	16,956,409	—

Undesignated Preferred Stock	10,000,000	—	—	—	—

Equity Incentive Plans
     The Company has three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2012 Equity Incentive Plan (the “2012 Plan”). In July 2011, the Company terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan will continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the IPO, all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further shares will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and/or performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest quarterly thereafter.

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

     The Company granted 1,250 RSAs and 3,750 RSUs during the six months ended June 30, 2012 and the Company granted no RSAs and 1,250 RSUs during the three months ended June 30, 2012. The Company recorded stock-based compensation expense related to RSAs and RSUs of approximately $93,000 and $188,000 for the three and six months ended June 30, 2012, respectively. As of June 30, 2012, the Company had approximately $1.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSAs which will be recognized over the remaining weighted average vesting period of approximately 2.33 years.

Stock Options

     A summary of stock option activity for the six months ended June 30, 2012, is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Outstanding – December 2011	9,303,989	$5.48	7.76	$55,043,295
Granted	1,376,162	16.54
Exercised	(243,548)	3.13
Canceled	(308,569)	10.68
Outstanding – June 30, 2012	10,128,034	$6.88	7.53	$160,963,119
Options vested and expected to vest as of June 30, 2012	9,884,011	$6.76	7.49	$158,237,949
Options vested and exercisable as of June 30, 2012	5,073,475	$4.18	6.40	$94,138,061

     Aggregate intrinsic value represents the difference between the Company’s closing stock price of $22.73 on June 29, 2012 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $852,000 and $2.8 million for the three months ended June 30, 2012 and 2011, respectively, and $2.5 million and $3.8 million for the six months ended June 30, 2012 and 2011, respectively. The weighted-average grant date fair value of options granted was $11.86 and $4.40 for the three months ended June 30, 2012 and 2011, respectively, and $9.68 and $4.15 for the six months ended June 30, 2012 and 2011, respectively.

     As of June 30, 2012, total unrecognized compensation costs, adjusted for estimated forfeitures, related to nonvested stock options was approximately $27.1 million, which is expected to be recognized over the next 2.92 years

Employee Stock Purchase Plan

     Concurrent with the effectiveness of the underwriting agreement in connection with the IPO on March 1, 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. There were no shares purchased by employees under the Company’s ESPP for the six months ended June 30, 2012 and 2011, respectively.

Stock-Based Compensation

     The following table summarizes the effects of stock-based compensation related to stock-based awards to employees in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock-based compensation effects in loss before income taxes:
Cost of revenue	$35	$11	$58	$20
Sales and marketing	895	281	2,019	552
Product development	300	173	543	320
General and administrative	628	483	6,667	1,159

Total stock-based compensation	$1,858	$948	$9,287	$2,051

     During the three and six months ended June 30, 2012, the Company recognized $0 and $5.5 million of stock-based compensation related to the acceleration of vesting of stock options held by two executive officers related to the completion of the IPO, respectively, included in general and administrative expense. The Company capitalized stock-based compensation as website development costs of $85,000 and $28,000 in the three months ended June 30, 2012 and 2011, respectively, and $137,000 and $54,000 in the six months ended June 30, 2012 and 2011, respectively.

9. NET LOSS PER SHARE

     Basic and diluted net income (loss) per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities. Immediately prior to the consummation of the IPO in March 2012, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each class of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.

     The Company’s weighted-average unvested shares subject to repurchase and settlement in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method in all presented periods.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2012		2011
	Class A	Class B
Net loss	$(268)	$(1,714)	$(1,165)
Add: accretion of redeemable convertible preferred stock	—	—	(47)

Net loss attributable to common stockholders	$(268)	$(1,714)	$(1,212)

Basic shares:
Weighted-average common shares outstanding	8,223	52,664	14,985
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	8,223	52,664	14,985
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.03)	$(0.08)

Diluted	$(0.03)	$(0.03)	$(0.08)

	Six Months Ended June 30,
	2012		2011
	Class A	Class B
Net loss	$(1,398)	$(10,386)	$(3,871)
Add: accretion of redeemable convertible preferred stock	(4)	(27)	(94)

Net loss attributable to common stockholders	$(1,402)	$(10,413)	$(3,965)

Basic shares:
Weighted-average common shares outstanding	5,467	40,608	14,770
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	5,467	40,608	14,770
Net loss per share attributable to common stockholders:
Basic	$(0.26)	$(0.26)	$(0.27)

Diluted	$(0.26)	$(0.26)	$(0.27)

     The following employee share based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	10,128	9,432	10,128	9,432
Restricted stock units	4	—	4	—
Restricted stock awards	170	—	170	—

10. INCOME TAXES

     The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

     The Company recorded an income tax provision of $66,000 and $17,000 for the three months ended June 30, 2012 and 2011, respectively, related to foreign income taxes and state minimum taxes and $97,000 and $29,000 for the six months ended June 30, 2012 and 2011, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and non-deductible stock-based compensation expense. As of June 30, 2012, the Company had a nominal amount of total unrecognized tax benefits and related interest and penalties.

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

     The following tables present the Company's long-lived assets by geographic region for the periods presented (in thousands):

Net revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenue by product:
Local advertising	$25,255	$13,357	$46,728	$24,579
Brand advertising	5,703	4,471	9,697	8,054
Other services	1,695	1,750	3,613	3,445

Total net revenue	$32,653	$19,578	$60,038	$36,078

     During the three and six months ended June 30, 2012 and 2011, a substantial majority of the Company's revenue was generated in the United States. No individual customer accounted for 10% or more of consolidated net revenue in either period.

Long-Lived Assets (in thousands)

	June 30, 2012	December 31, 2011
United States	$11,407	$11,676
All Other Countries	716	54

Total long-lived assets	$12,123	$11,730

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

Company Overview

     Yelp connects people with great local businesses. Our users have contributed a total of approximately 30.3 million reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing "word of mouth" online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 78.3 million unique visitors used our website, on a monthly average basis, and our mobile application was used on approximately 7.2 million unique mobile devices, on a monthly average basis, during the quarter ended June 30, 2012. Businesses, both small and large, use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the contributors who write reviews, the consumers who read them and the local businesses that they describe.

     As of June 30, 2012, we are active in 51 Yelp markets in the United States and 39 Yelp markets internationally. This footprint represents a small portion of the potential domestic and international markets that we are currently targeting for expansion. Our domestic expansion plans include growth in our existing markets as well as expansion into new markets, many of which are smaller than our current markets, as we look to expand our breadth of coverage. Internationally, as we are in the early stages of establishing our footprint, we are targeting a mix of both large and small markets. We have not yet made any substantive effort to monetize our international markets and have not generated significant revenue from these markets to date.

     Our overall philosophy is to invest for long-term growth as we continue to see growth in our key metrics. We expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally and in product development to expand our platform by innovating and introducing new products to our website and mobile applications. As of June 30 2012, we had 1,096 employees, which represented an increase of 48% compared to the same period last year. As a result of our investment philosophy, we do not expect to be profitable on a U.S. generally accepted accounting principles (“GAAP”) basis in 2012.

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

  Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were then being filtered or that had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include filtered and removed reviews because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our filtering technology continually reassesses which reviews to filter based on new information, the “filtered” or “unfiltered” status of reviews may change over time. Reviews that are being filtered or have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the filtered reviews for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of June 30, 2012, approximately 21.6 million reviews were available on business profile pages, approximately 6.3 million reviews were being filtered and approximately 2.3 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

The following table presents the number of cumulative reviews as of the periods presented:

	June 30,
	2012	2011
	(in thousands)
Reviews	30,259	19,705

  Unique Visitors. Unique visitors represent the average number of monthly unique visitors over a given three-month period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of a given three-month period to calculate average monthly unique visitors. We track unique visitors based on the number of visitors with unique cookies who have visited our website using either a computer or mobile browser, as measured by Google Analytics, a product from Google, Inc. that provides digital marketing intelligence. Unique visitors do not include visitors who access our platform through our mobile app. For the quarter ended June 30, 2012, our mobile app was used on approximately 7.2 million unique mobile devices on a monthly average basis. Because the number of unique visitors is based on visitors with unique cookies, an individual who accesses our website from multiple devices with different cookies will be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie will be counted as a single unique visitor.

The following table presents the number of unique visitors (average monthly number) during the periods presented:

	Three Months Ended
	June 30,

	2012	2011
	(in thousands)
Unique Visitors	78,329	51,560

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

The following table presents the number of cumulative claimed local business locations as of the periods presented:

	June 30,
	2012	2011
	(in thousands)
Claimed Local Business Locations	791	453

  Active Local Business Accounts. The number of active local business accounts represents the number of active local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

The following table presents the number of active local business accounts from which we recognized revenue in the given periods presented:

	Three Months Ended
	June 30,

	2012	2011
	(in thousands)
Active Local Business Accounts	32	15

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
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011		2012	2011
Reconciliation of Adjusted EBITDA:			(in thousands)
Net loss	$(1,982)	$(1,165)		$(11,784)	$(3,871)
Provision for income taxes	66	17		97	29
Other income (expense), net	(22)	(75)		8	(183)
Depreciation and amortization	1,661	924		3,022	1,743
Stock-based compensation	1,858	948		9,287	2,051

Adjusted EBITDA	$1,581	$649		$630	$(231)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Consolidated Statements of Operations Data:
Net revenue by product
Local advertising	77%	68%	78%	68%
Brand advertising	18	23	16	22
Other services	5	9	6	10

Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	7%	7%	7%	7%
Sales and marketing	62	63	65	65
Product development	13	14	14	14
General and administrative	18	18	28	20
Depreciation and amortization	5	5	5	5

Total costs and expenses	106	106	119	111

Loss from operations	(6)	(6)	(19)	(11)
Other income (expense), net	—	—	—	1

Loss before income taxes	(6)	(6)	(19)	11
Provision for income taxes	—	—	—	—

Net loss	(6)%	(6)%	(19)%	(11)%

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

     Other Services. We generate other revenue through the sale of Yelp Deals, monetization of remnant advertising inventory through third-party ad networks and various partner arrangements related to reservations. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app and via email. In the last nine months, we have focused on Yelp Deals displayed on our website and mobile app to target intent-driven consumers who are searching for a specific product or service on our platform. We have seen an increase in revenue from Yelp Deals based on this approach and expect that trend to continue as we develop Yelp Deals that focus on direct fulfillment and scale our service offerings. Accordingly, we have deemphasized and expect to continue to deemphasize Yelp Deals that are emailed to our users in favor of Yelp Deals that are displayed on our website and mobile app. We do not expect this de-emphasis to have a material impact on our financial condition or growth. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer's purchase of the deal. We also generate a small portion of our revenue through revenue-sharing arrangements with partner companies. Currently, our revenue-sharing partner arrangements provide for the ability for consumers to make reservations on OpenTable, Inc. and Orbitz, Inc. through Yelp.

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2012	2011		2012	2011
Net revenue by product:
Local advertising	$25,255	$13,357	89%	$46,728	$24,579	90%
Brand advertising	5,703	4,471	28	9,697	8,054	20
Other services	1,695	1,750	(3)	3,613	3,445	5

Total net revenue	$32,653	$19,578	67%	$60,038	$36,078	66%

Net revenue by product
Local advertising	77%	68%		78%	68%
Brand advertising	18	23		16	22
Other services	5	9		6	10

Total net revenue	100%	100%		100%	100%

     Total net revenue increased $13.1 million, or 67%, in the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Our local advertising revenue increased $11.9 million, or 89%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $1.2 million, or 28%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue was flat, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements, offset by a decrease in the emphasis of email deals.

     Total net revenue increased $24.0 million, or 66%, in the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Our local advertising revenue increased $22.1 million, or 90%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $1.6 million, or 20%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue increased $0.2 million, or 5%, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements, offset by a decrease in the emphasis of email deals.

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

	Three Months			Six Months Ended
	Ended June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)
Cost of Revenue	$2,298	$1,285	79%	$4,424	$2,561	73%
Percentage of net revenue	7%	7%		7%	7%

     In the three months ended June 30, 2012, cost of revenue increased $1.0 million, or 79%, compared to the three months ended June 30, 2011. This increase was primarily attributable to an increase of $0.4 million in outside hosting and internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, video expenses related to slide shows for local customers increased by $0.2 million and expenses related to creative design for brand advertising customers, increased $0.1 million. Merchant fees related to credit card transactions for local advertising also increased $0.1 million, and we added personnel to support our website infrastructure resulting in an increase of $0.1 million.

     In the six months ended June 30, 2012, cost of revenue increased $1.9 million, or 73%, compared to the six months ended June 30, 2011. This increase was primarily attributable to an increase of $0.8 million in outside hosting and internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, video expenses related to slide shows for local customers increased by $0.4 million and expenses related to creative design for brand advertising customers, increased $0.2 million. Merchant fees related to credit card transactions for local advertising also increased $0.2 million, and we added personnel to support our website infrastructure resulting in an increase of $0.2 million.

Sales and Marketing

     Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. We spend almost no sales and marketing expenses to acquire traffic to our website or mobile app. Our Community Managers are responsible for growing and fostering local communities, and coordinating events to raise awareness of our brand. We expect our sales and marketing costs, including community management costs, to increase as we continue to expand into new domestic and international markets and within existing markets. For the three months ended June 30, 2012, we spent $3.1 million related to our international sales and marketing operations compared to $1.2 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, we spent $5.2 million related to our international sales and marketing operations compared to $2.1 million for the six months ended June 30, 2011.

	Three Months			Six Months Ended
	Ended June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)
Sales and marketing	$20,333	$12,347	65%	$39,103	$23,618	66%
Percentage of net revenue	62%	63%		65%	65%

     In the three months ended June 30, 2012, sales and marketing expenses increased $8.0 million, or 65%, compared to the three months ended June 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $6.3 million, including an increase in stock-based compensation of $0.6 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $1.0 million. In addition, we experienced an increase in facilities and related allocations of $1.0 million and domestic and international marketing and advertising costs of $0.3 million.

     In the six months ended June 30, 2012, sales and marketing expenses increased $15.5 million, or 66%, compared to the six months ended June 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $12.7 million, including an increase in stock-based compensation of $1.5 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $2.0 million. In addition, we experienced an increase in facilities and related allocations of $1.6 million and domestic and international marketing and advertising costs of $0.7 million.

Product Development

     Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers and product management and information technology personnel. In addition, product development expenses include outside services and consulting, allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives, and, as such, we expect product development expense to increase on an absolute basis but not necessarily increase as a percentage net of revenue in the near term, consistent with our investment philosophy.

	Three Months			Six Months Ended
	Ended June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)
Product development	$4,336	$2,661	63%	$8,476	$4,980	70%
Percentage of net revenue	13%	14%		14%	14%

     In the three months ended June 30, 2012, product development expenses increased $1.7 million, or 63%, compared to the three months ended June 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $1.4 million, including an increase in stock-based compensation of $0.1 million, as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related expenses of $0.1 million.

     In the six months ended June 30, 2012, product development expenses increased $3.5 million, or 70%, compared to the six months ended June 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $3.0 million, including an increase in stock-based compensation of $0.2 million, as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related expenses of $0.2 million.

General and Administrative

     Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, user operations, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis but not necessarily increase as a percentage of net revenue in the near term, as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

	Three Months			Six Months Ended
	Ended June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)
General and administrative	$5,963	$3,584	66%	$16,692	$7,201	132%
Percentage of net revenue	18%	18%		28%	20%

     In the three months ended June 30, 2012, general and administrative expenses increased $2.4 million, or 66%, compared to the three months ended June 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $0.9 million, including an increase in stock based compensation of $0.1 million due to grants made during the quarter. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $0.5 million and had an increase in legal expenses of $0.3 million.

     In the six months ended June 30, 2012, general and administrative expenses increased $9.5 million, or 132%, compared to the six months ended June 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $7.4 million, including an increase in stock-based compensation expense of $5.5 million related primarily to the acceleration of vesting of stock options held by two executives in connection with the completion of the IPO, as well as grants made during the quarter. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $0.9 million.

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

	Three Months			Six Months Ended
	Ended June 30,		%	June 30,		%
	2012	2011	Change	2012	2011	Change
	($ in thousands)			($ in thousands)
Depreciation and Amortization	$1,661	$924	80%	$3,022	$1,743	73%
Percentage of net revenue	5%	5%		5%	5%

     In the three months ended June 30, 2012, depreciation and amortization expense increased $0.7 million, or 80%, compared to the three months ended June 30, 2011. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $0.4 million and $0.3 million, respectively.

     In the six months ended June 30, 2012, depreciation and amortization expense increased $1.3 million, or 73%, compared to the six months ended June 30, 2011. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $0.7 million and $0.4 million, respectively.

Other Income (Expense), Net

     Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and foreign exchange gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(in thousands)
Interest income	$13	$2	$18	$7
Transaction gain (loss) on foreign exchange	11	74	(10)	182
Other non-operating income (loss), net	(2)	(1)	(16)	(6)

Other income (expense), net	$22	$75	$(8)	$183

     In the three months ended June 30, 2012, other income (expense), net was flat compared to the three months ended June 30, 2011.

     In the six months ended June 30, 2012, other income (expense), net decreased $0.2 million compared to the six months ended June 30, 2011. The decrease was largely driven by an unfavorable change in foreign currency exchange rates, primarily the exchange rate between the British Pound and Euro, which contributed to transaction losses on foreign exchange in the three months ended June 30, 2012 compared to a gain in 2011.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(in Thousands)
Provision for taxes	$66	$17	$97	$ 29

Liquidity and Capital Resources

     The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:

Purchases of property and equipment	$(1,927)	$(1,478)
Depreciation and amortization	3,022	1,743
Cash flows provided by (used in) operating activities	(2,440)	771
Cash flows used in investing activities	(9,525)	(2,898)
Cash flows provided by financing activities	113,019	396

     As of June 30, 2012, we had cash and cash equivalents of $122.6 million. Cash and cash equivalents consist of cash and money market accounts. Cash held internationally as of June 30, 2012 was immaterial. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place.

     Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation, insurance limits, as applicable. These cash, cash equivalents and short-term investment balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

     Operating Activities

     We used $2.4 million of cash in operating activities in the six months ended June 30, 2012, primarily resulting from our net loss of $11.8 million, offset by non-cash depreciation and amortization of $3.0 million and non-cash stock-based compensation of $9.3 million. In addition, operating assets and liabilities changed by $3.1 million, primarily due to the timing of payments to vendors and an increase in and accounts receivable as a result of increased billings during the six months ended June 30, 2012.

     We generated $0.8 million of cash in operating activities in the six months ended June 30, 2011, primarily resulting from our net loss of $3.9 million, offset by non-cash depreciation and amortization of $1.7 million and non-cash stock-based compensation of $2.1 million. In addition, operating assets and liabilities changed by $0.8 million, primarily due to the timing of payments to vendors and an increase in billings and collections.

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

     We used $9.5 million of cash in investing activities during the six months ended June 30, 2012. Cash used in investing activities primarily related to an increase in restricted cash of $6.0 million in connection with new leases executed during the six month period, as well as purchases of property, equipment and software of $1.9 million to support our growth in the business and expenditures related to website development of $1.6 million. We expect to continue to invest in property and equipment and development of software for the remainder of 2012 and thereafter.

     We used $2.9 million of cash in investing activities in the six months ended June 30, 2011. Cash used in investing activities primarily related to expenditures for property and equipment of $1.5 million to support our growth in headcount and expenditures for website development of $1.1 million.

     Financing Activities

     During the six months ended June 30, 2012, we received $112.3 million in net proceeds from our IPO. During the six months ended June 30, 2012, we incurred $10.3 million related to offering costs in connection with the IPO, including underwriter commission and discounts associated with the transaction. With the exception of the IPO, our recent financing activities have consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options.

     Our primary financing activities for the six months ended June, 30 2011 consisted of proceeds from the issuance of common stock of $0.4 million.

Off Balance Sheet Arrangements

     We did not have any off balance sheet arrangements in 2011 or the first six months of 2012.

Contractual Obligations

     We lease our facilities in San Francisco, California under operating leases that expire in 2013. We lease other facilities around the world, the longest of which expires in 2021. In March 2012, we entered into a non-cancelable operating lease agreement to lease office space located in London, England and in April 2012, we entered into non-cancelable operating leases in New York and San Francisco. The future minimum lease payments under these new leases totaled approximately $59.0 million as of June 30, 2012. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of June 30, 2012:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Operating lease obligations	$71,691	$6,061	$18,945	$14,728	$31,957

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

     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio's fair value is relatively insensitive to interest rate changes. During the six months ending June 30, 2012, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of June 30, 2012 would have an immaterial impact on our investment portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

     In March 2011, the Company was sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code and seeking monetary relief in an unspecified amount. In September 2011, the Company agreed to settle this matter for payments in an aggregate amount of up to $1.3 million. The settlement is currently awaiting final approval.

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

     Since our inception, we have incurred significant operating losses, and, as of June 30, 2012, we had an accumulated deficit of approximately $53.1 million. Although our revenues have grown rapidly, increasing from $12.1 million in 2008, to $83.3 million in 2011, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

We rely on traffic to our website from search engines like [Google, Bing and Yahoo!], some of which offer products and services that compete directly with our solutions. If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.

     Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google, Bing and Yahoo!. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our website has experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our website could adversely impact our business and results of operations.

     Google in particular is the most significant source of traffic to our website accounting for more than half of the visits to our website from Internet searches during the three and six months ended June 30, 2012. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

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

     Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 44% of the businesses that have been reviewed on our platform and 61% of our cumulative reviews through June 30, 2012. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

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

     For the three and six months ended June 30, 2012, substantially all of our revenue was generated by the sale of advertising products. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince prospective advertisers of the benefits of our products, including those who may not be familiar with our products (such as those in new markets). In addition, we have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 44% of the businesses that have been reviewed on our platform and 61% of our cumulative reviews through June 30, 2012, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. We must also convince existing and prospective advertisers alike that our advertising products work to their benefit. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. Failure to maintain and expand the advertiser base could harm our business.

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

     Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. In addition, if we experience difficulties in the future in integrating our mobile app into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple, Inc. or Google, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore, or if we face increased costs to distribute our mobile app, our future growth and our results of operations could suffer.

We expect to face increased competition in the market.

     The market for information regarding local businesses and advertising is intensely competitive and rapidly changing. With the emergence of new technologies and market entrants, competition is likely to intensify in the future. Our competitors include, among others, offline media companies and service providers; newspaper, television, and other media companies, Internet search engines, such as Google, Bing and Yahoo!; and various other online service providers. Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Google, Facebook, Yahoo! and Microsoft may be more successful than us in developing and marketing online advertising offerings directly to local businesses and many of our advertisers and potential advertisers may choose to purchase online advertising services from these competitors and may reduce their purchases of our products. In addition, many of our current and potential competitors have established marketing relationships with and access to larger client bases. As the market for local online advertising increases, new competitors, business models and solutions are likely to emerge. We also compete with these companies for the attention of contributors and consumers, and may experience decreases in both if our competitors offer more compelling environments. For all of these reasons, we may be unable to maintain or grow the number of people who use our website and mobile app and the number of businesses that use our advertising solutions and we may face pressure to reduce the price of our advertising solutions, in which case our business, results of operations and financial condition will be harmed.

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

     Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 98.5% of the voting power of our outstanding capital stock as of June 30, 2012. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

Our share price has been and will likely continue to be volatile.

     The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in March 2012 at a price of $15.00 per share through July 31, 2012, our stock price has ranged from $15.22 to $28.09. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

     Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Based on the total number of outstanding shares of our common stock as of June 30, 2012, we have 8,222,500 shares of Class A common stock and 52,967,989 shares of Class B common stock outstanding, assuming no exercise of our outstanding options.

     Upon completion of the release of the underwriters’ lockup from our IPO, currently expected to occur late August 2012, approximately 53 million shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. Sales of substantial amounts of our Class A common stock in the public market following the release of the lock-up or otherwise, or the perception that these sales could occur, could cause the market price of our Class A common stock to decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

     We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On March 2, 2012, we closed our IPO, in which we sold 8,172,500 shares of Class A common stock at a price to the public of $15.00 per share. The aggregate offering price for shares sold in the offering was approximately $122.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178030), which was declared effective by the SEC on February 16, 2012. Our use of proceeds to date as described in the Prospectus. We have invested the funds received that have not yet been in registered money market funds.

a)	Issuer Purchases of Equity Securities

None

ITEM 6. EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.(1)

3.2	Amended and Restated Bylaws of Yelp Inc.(2)

10.20	Office Lease, dated May 9, 2012, by and between Stockbridge 138 New Montgomery LLC and Yelp Inc.(3)

10.21+	Secondment Agreement between the Company and Jed Nachman, dated April 25, 2012 (4)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

101.INS*	XBRL Instance Document(6)

101.SCH*	XBRL Taxonomy Extension Schema Document(6)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(6)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document(6)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(6)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(6)

*	Filed herewith.

(1)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 (File No. 000-35444), and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35444), filed with the Securities and Exchange Commission on May 10, 2012, and incorporated herein by reference.

(4)	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-35444), filed with the Securities and Exchange Commission, and incorporated herein by reference.

(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(6)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELP INC.

/s/ Rob Krolik

Rob Krolik
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: August 3, 2012

INDEX TO EXHIBITS

Exhibits
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.(1)

3.2	Amended and Restated Bylaws of Yelp Inc.(2)

10.20	Office Lease, dated May 9, 2012, by and between Stockbridge 138 New Montgomery LLC and Yelp Inc.(3)

10.21+	Secondment Agreement between the Company and Jed Nachman, dated April 25, 2012 (4)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

101.INS*	XBRL Instance Document(6)

101.SCH*	XBRL Taxonomy Extension Schema Document(6)

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(6)

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document(6)

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(6)

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(6)

*	Filed herewith.

(1)	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2012 (File No. 000-35444), and incorporated herein by reference.

(2)	Filed as Exhibit 3.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-178030), originally filed with the Securities and Exchange Commission on November 17, 2011, and incorporated herein by reference.

(3)	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35444), filed with the Securities and Exchange Commission on May 10, 2012, and incorporated herein by reference.

(4)	Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-35444), filed with the Securities and Exchange Commission, and incorporated herein by reference.

(5)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(6)	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.