Form 10-Q
period 2012-09-30
YELP INC
filed 2012-11-02
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
________________________

FORM 10-Q
________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission File Number: 001-35444
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

As of October 31, 2012, there were 16,998,750 shares of the Registrant’s Class A common stock outstanding and 46,301,103 shares of the Registrant’s Class B common stock outstanding.

Yelp Inc.
FORM 10-Q
Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
	2012 and 2011	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended
	September 30, 2012 and 2011	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and
	2011	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$123,083	$21,736
Restricted cash	29	—
Accounts receivable (net of allowance for doubtful accounts of $403 and $210
at September 30, 2012 and December 31, 2011, respectively)	10,722	8,257
Prepaid expenses and other current assets	2,867	1,733

Total current assets	136,701	31,726

Property, equipment and software, net	12,623	9,881
Restricted cash	6,401	365
Other assets	807	1,849

Total assets	$156,532	$43,821

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,221	$2,973
Accrued liabilities	10,110	7,685
Deferred revenue	1,243	2,072
Total current liabilities	13,574	12,730

Long term liabilities	2	3

Total liabilities	13,576	12,733

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock (Note 8)	—	55,435

Stockholders’ equity (deficit)
Common stock, $0.000001 par value—500,000,000 shares authorized;
62,221,161 and 16,956,409 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Additional paid-in capital	197,872	16,625
Accumulated other comprehensive income	152	271
Accumulated deficit	(55,068)	(41,243)

Total stockholders’ equity (deficit)	142,956	(24,347)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$156,532	$43,821

See notes to condensed consolidated financial statements

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue	$36,371	$22,302	$96,410	$58,380
Costs and expenses
Cost of revenue (exclusive of depreciation and	2,501	1,537	6,925	4,098
amortization shown separately below)
Sales and marketing	21,302	14,897	60,404	38,515
Product development	5,753	3,444	14,230	8,424
General and administrative	6,987	4,766	23,679	11,967
Depreciation and amortization	1,780	1,047	4,802	2,790
Total costs and expenses	38,323	25,691	110,040	65,794

Loss from operations	(1,952)	(3,389)	(13,630)	(7,414)
Other income (expense), net	(14)	(326)	(23)	(143)

Loss before income taxes	(1,966)	(3,715)	(13,653)	(7,557)
Provision for income taxes	(45)	(36)	(142)	(65)

Net loss	(2,011)	(3,751)	(13,795)	(7,622)
Accretion of redeemable convertible preferred stock	—	(47)	(31)	(141)
Net loss attributable to common stockholders (Class A and B)	$(2,011)	$(3,798)	$(13,826)	$(7,763)

Net loss per share attributable to common stockholders
Basic	$(0.03)	$(0.24)	$(0.27)	$(0.52)
Diluted	$(0.03)	$(0.24)	$(0.27)	$(0.52)
Weighted-average shares used to compute net loss per share
attributable to common stockholders (Class A and B)
Basic	61,267	15,511	51,176	15,020
Diluted	61,267	15,511	51,176	15,020

See notes to condensed consolidated financial statements

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(2,011)	$(3,751)	$(13,795)	$(7,622)
Other comprehensive income:
Foreign currency translation adjustments	73	276	(121)	104
Other comprehensive income (loss)	73	276	(121)	104

Comprehensive loss	$(1,938)	$(3,475)	$(13,916)	$(7,518)

See notes to condensed consolidated financial statements

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(13,795)	$(7,622)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	4,802	2,790
Provision for doubtful accounts	193	2
Stock-based compensation	11,621	3,511
Loss on disposal of assets and web-site development costs	25	9
Changes in operating assets and liabilities:
Accounts receivable	(2,657)	(1,169)
Prepaid expenses and other assets	(1,760)	(197)
Accounts payable and accrued expenses	672	1,991
Deferred revenue	(829)	389

Net cash used in operating activities	(1,728)	(296)

INVESTING ACTIVITIES:
Purchases of property, equipment, and software	(3,484)	(2,760)
Capitalized website and software development costs	(2,334)	(1,608)
Change in restricted cash	(6,048)	(365)

Net cash used in investing activities	(11,866)	(4,733)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	112,257	—
Proceeds from issuance of common stock	2,824	1,025

Net cash provided by financing activities	115,081	1,025

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS	(140)	58

CHANGE IN CASH AND CASH EQUIVALENTS	101,347	(3,946)
CASH AND CASH EQUIVALENTS—Beginning of period	21,736	27,074

CASH AND CASH EQUIVALENTS—End of period	$123,083	$23,128

See notes to condensed consolidated financial statements

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$80	$30

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$770	$1,484

Deferred offering costs recorded in accrued liabilities	$—	$120

Capitalized website and software development costs recorded in accounts payable and accruals	$—	$6

Accretion of redeemable convertible preferred stock	$31	$141

Vesting of early exercised options	$46	$65

See notes to condensed consolidated financial statements

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

     The following table represents the Company's financial instruments measured at fair value as of September 30, 2012 and December 31, 2011, (in thousands):

	September 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market
funds(1)	$117,251	—	—	$117,251	$19,126	—	—	$19,126

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

3. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents
Cash	$5,832	$2,610
Money market funds	117,251	19,126

Total cash and cash equivalents	$123,083	$21,736

     The lease agreements for the Company’s San Francisco, New York, and London, England offices require the Company to maintain letters of credit issued to the landlords of each facility. The letters of credit are subject to renewal annually until the leases expire. As of September 30, 2012 and December 31, 2011, the Company had letters of credit totaling $6.4 million and $0.4 million, respectively, related to such leases.

4. PROPERTY, EQUIPMENT, AND SOFTWARE, NET

     Property, equipment, and software, net as of September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Computer equipment	$6,609	$4,519
Software	432	382
Capitalized website and internal-use software development costs	7,999	5,612
Furniture and fixtures	2,429	1,842
Leasehold improvements	3,643	2,702
Telecommunication	1,491	1,187

Total	22,603	16,244
Less accumulated depreciation	(9,980)	(6,363)

Property, equipment, and software, net	$12,623	$9,881

       Depreciation expense was $1.5 million and $0.9 million for the three months ended September 30, 2012 and 2011, respectively, and $4.0 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively.

5. ACCRUED LIABILITIES

       Accrued liabilities as of September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued vacation and employee related expenses	$2,731	$1,905
Accrued bonus and commissions	1,619	947
Deferred rent	1,245	1,198
Merchant revenue share liability	384	314
Legal settlement accrual	1,375	1,250
Other accrued expenses	2,756	2,071

Total	$10,110	$7,685

6. OTHER INCOME (EXPENSE), NET

       Other income (expense), net for the three and nine months ended September 30, 2012 and 2011 consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011

Interest income	$16	$2	$34	$10
Transaction gain (loss) on foreign exchange	(20)	(325)	(29)	(143)
Other non-operating income (loss), net	(10)	(3)	(28)	(10)

Other income (expense), net	$(14)	$(326)	$(23)	$(143)

7. COMMITMENTS AND CONTINGENCIES

       Office Facility Leases —The Company leases its office facilities under operating lease agreements that expire from 2012-2021. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

       Rent expense was $1.1 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $3 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

       Legal Proceedings —The Company is subject to legal proceedings arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

       In February and March 2010, the Company was sued in two putative class actions on behalf of local businesses asserting various causes of action based on claims that the Company manipulated the ratings and reviews on its platform to coerce local businesses to buy its advertising products. These cases were subsequently consolidated in an action asserting claims for violation of the California Business & Professions Code, extortion, and attempted extortion based on the conduct they allege and seeking monetary relief in an unspecified amount and injunctive relief. In October 2011, the court dismissed this action with prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit, but the appeal has not yet been heard. Due to the preliminary nature of this potential appeal, the Company is unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from an appeal.

       In March 2011, the Company was sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code, and the California Business & Professions Code and seeking monetary relief in an unspecified amount. In September 2011, the Company agreed to settle this matter for payments in an aggregate amount of up to $1.3 million. The settlement is currently awaiting final court approval.

       Qype GmbH (“Qype”), an indirect wholly-owned subsidiary of the Company (see Note 12), is party to two lawsuits regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG (“Deutsche Telekom”) between 2005 and 2008 at a rate set by the German Federal Network Agency (“FNA”). Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008. In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. The appeal is expected to be heard in the first half of 2013. In addition, on August 6, 2012, Deutsche Telekom filed a claim against Qype for approximately €118,400 plus interest asserting Qype was unjustly enriched as a result of paying an insufficient rate for directory data from 2005 to 2008. A statement of defense was filed on Qype’s behalf on October 9, 2012 and the hearing for this matter has been scheduled for December 19, 2012.

       Indemnification Agreements—In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors, executive officers, and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers and employees.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Initial Public Offering

       In March 2012, the Company completed its initial public offering of its Class A common stock (the “IPO”) whereby 8,172,500 shares of Class A common stock were sold by the Company (inclusive of 1,072,500 shares of Class A common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 50,000 shares of Class A common stock were sold by a selling stockholder, The Yelp Foundation. The public offering price of the shares sold in the offering was $15.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholder. The total gross proceeds from the offering to the Company were $122.6 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $111.4 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 35,816,772 shares of Class B common stock. As a result, following the IPO, the Company has two classes of authorized common stock outstanding: Class A common stock (one vote per share) and Class B common stock (ten votes per share).

       The following table presents the shares authorized and issued and outstanding as of the periods presented (in thousands, except share data):

	September 30, 2012		December 31, 2011
	Shares	Shares	Shares	Shares	Liquidation
	Authorized	Issued and	Authorized	Issued and	Preference
		Outstanding		Outstanding
Redeemable convertible preferred stock:
Redeemable convertible preferred stock,	—	—	40,000,000	40,000,000	$1,000
Series A, $0.000001 par value
Redeemable convertible preferred stock,	—	—	44,802,870	44,802,870	$5,000
Series B, $0.000001 par value
Redeemable convertible preferred stock,	—	—	32,288,630	32,288,630	$10,042
Series C, $0.000001 par value
Redeemable convertible preferred stock,	—	—	14,531,460	14,531,460	$14,996
Series D, $0.000001 par value
Redeemable convertible preferred stock,	—	—	11,644,155	11,644,155	$25,000
Series E, $0.000001 par value
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	15,892,508	—	—	—
Class B common stock, $0.000001 par value	100,000,000	46,328,653	—	—	—
Common stock, $0.000001 par value	200,000,000	—	280,000,000	16,956,409	—

Undesignated Preferred Stock	10,000,000	—	—	—	—

Equity Incentive Plans

       The Company has three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), the 2011 Equity Incentive Plan (the “2011 Plan”), and the 2012 Equity Incentive Plan (the “2012 Plan”). In July 2011, the Company terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan will continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the IPO, all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further shares will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, and/or performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors, and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted generally are exercisable for up to 10 years. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter.

Stock Options

       A summary of stock option activity for the nine months ended September 30, 2012, is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining
	Number of Shares	Average	Contractual
		Exercise Price	Term	Aggregate
			(in years)	Intrinsic Value
Outstanding – December 31, 2011	9,303,989	$5.48	7.76	$55,043,295
Granted	2,003,587	18.46
Exercised	(1,276,015)	2.21
Canceled	(595,208)	11.68
Outstanding – September 30, 2012	9,436,353	$8.29	7.87	$177,017,170
Options vested and expected to vest as of September 30,	9,290,154	$8.19	7.85	$175,170,132
2012
Options vested and exercisable as of September 30, 2012	4,472,660	$4.93	7.04	$98,916,908

       Aggregate intrinsic value represents the difference between the Company’s closing stock price of $27.05 on September 28, 2012 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $22.5 million and $3.9 million for the three months ended September 30, 2012 and 2011, respectively, and $25.1 million and $7.7 million for the nine months ended September 30, 2012 and 2011, respectively. The weighted-average grant date fair value of options granted was $13.09 and $5.67 for the three months ended September 30, 2012 and 2011, respectively, and $10.72 and $4.42 for the nine months ended September 30, 2012 and 2011, respectively.

       As of September 30, 2012, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $30.3 million, which is expected to be recognized over a weighted average time period of 2.86 years.

Restricted Stock Awards and Units

       The Company began granting restricted stock awards (“RSAs”) to its employees in July 2011. In March 2012, the Company began granting (RSUs). The cost of the RSAs and RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSAs and RSUs generally vest and become exercisable over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period.

       The Company granted 1,250 RSAs and 3,750 RSUs during the nine months ended September 30, 2012 and the Company granted no RSAs and no RSUs during the three months ended September 30, 2012. The Company recorded stock-based compensation expense related to RSAs and RSUs of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, the Company had approximately $1.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSA’s and RSU’s which will be recognized over the remaining weighted average vesting period of approximately 3.58 years.

Employee Stock Purchase Plan

       Concurrent with the effectiveness of the underwriting agreement in connection with the IPO on March 1, 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The administrator may approve offerings with durations of not more than 27 months, and may specify one or more shorter purchase periods within each offering. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. There were no offerings of share purchase rights to employees under the Company’s ESPP for the nine months ended September 30, 2012.

Stock-Based Compensation

       The following table summarizes the effects of stock-based compensation related to stock-based awards to employees in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation effects in loss before income taxes:
Cost of revenue	$27	$13	$85	$33
Sales and marketing	1,152	559	3,171	1,111
Product development	466	237	1,009	557
General and administrative	689	651	7,356	1,810

Total stock-based compensation	$2,334	$1,460	$11,621	$3,511

       During the three and nine months ended September 30, 2012, the Company recognized $0 and $5.5 million, respectively, of stock-based compensation related to the acceleration of vesting of stock options held by two executive officers related to the completion of the IPO included in general and administrative expense. The Company capitalized stock-based compensation as website development costs of $72,000 and $28,000 in the three months ended September 30, 2012 and 2011, respectively, and $209,000 and $82,000 in the nine months ended September 30, 2012 and 2011, respectively.

9. NET LOSS PER SHARE

       Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the “two-class method” required for participating securities. Immediately prior to the consummation of the IPO in March 2012, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each class of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions.

       The Company’s weighted-average unvested shares subject to repurchase and settlement in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income (loss) per share using the two-class method in all presented periods.

       The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,
	2012		2011
	Class A	Class B
Net loss	$(345)	$(1,666)	$(3,751)
Add: accretion of redeemable convertible preferred stock	—	—	(47)

Net loss attributable to common stockholders	$(345)	$(1,666)	$(3,798)

Basic shares:
Weighted-average common shares outstanding	10,500	50,767	15,511
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	10,500	50,767	15,511
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.03)	$(0.24)

Diluted	$(0.03)	$(0.03)	$(0.24)

	Nine Months Ended September 30,
	2012		2011
	Class A	Class B
Net loss	$(1,930)	$(11,865)	$(7,622)
Add: accretion of redeemable convertible preferred stock	(4)	(27)	(141)

Net loss attributable to common stockholders	$(1,934)	$(11,892)	$(7,763)

Basic shares:
Weighted-average common shares outstanding	7,157	44,019	15,020
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	7,157	44,019	15,020
Net loss per share attributable to common stockholders:
Basic	$(0.27)	$(0.27)	$(0.52)

Diluted	$(0.27)	$(0.27)	$(0.52)

       The following share-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	9,436	9,714	9,436	9,714
Restricted stock units	4	—	4	—
Restricted stock awards	130	150	130	150

10. INCOME TAXES

       The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

       The Company recorded an income tax provision of $.045 million and $.036 million for the three months ended September 30, 2012 and 2011, respectively, related to foreign income taxes and state minimum taxes and $.142 million and $.065 million for the nine months ended September 30, 2012 and 2011, respectively. The primary difference between the effective tax rate and the federal statutory tax rate in the United States relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, and non-deductible stock-based compensation expense. As of September 30, 2012, the Company had a nominal amount of total unrecognized tax benefits and related interest and penalties.

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

       The following tables present the Company's net revenue by product line and long-lived assets by geographic region for the periods presented:

Net revenue (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue by product line:
Local advertising	$28,485	$15,746	$75,214	$40,325
Brand advertising	5,886	4,599	15,583	12,653
Other services	2,000	1,957	5,613	5,402

Total net revenue	$36,371	$22,302	$96,410	$58,380

       During the three and nine months ended September 30, 2012 and 2011, a substantial majority of the Company's net revenue was generated in the United States. No individual customer accounted for 10% or more of consolidated net revenue for the three and nine months ended September 30, 2012 and 2011.

Long-Lived Assets (in thousands)

	September 30, 2012	December 31, 2011
United States	$12,720	$11,675
All other countries	711	54

Total long-lived assets	$13,431	$11,729

12. SUBSEQUENT EVENTS

On October 23, 2012, the Company and Yelp Ireland Ltd., a wholly-owned subsidiary of the Company (“Yelp Ireland”), entered into a share purchase agreement (the “Purchase Agreement”) pursuant to which Yelp Ireland acquired all of the outstanding equity interests of Qype, a Germany-based company centered around connecting consumers with local businesses through user-generated reviews. The total purchase price was approximately $47.5 million, consisting of approximately €18.6 million (approximately $24.2 million at the time of closing) in cash and 968,919 shares of the Company’s Class A common stock with an estimated fair value of approximately $23.3 million. The Purchase Agreement provides that the cash portion of the purchase price will be subject to post-closing adjustments based on net working capital. The acquisition will be recorded in the Company’s fourth quarter and 2012 year-end financial statements.

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

Forward Looking Information

       This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

       Yelp connects people with great local businesses. Our users have contributed a total of approximately 33.3 million reviews of almost every type of local business, from restaurants, boutiques, and salons to dentists, mechanics, plumbers, and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing "word of mouth" online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 83.5 million unique visitors used our website, on a monthly average basis, and our mobile application was used on approximately 8.2 million unique mobile devices, on a monthly average basis, during the quarter ended September 30, 2012, according to Google Analytics, a product from Google, Inc. that provides digital marketing intelligence. Businesses, both small and large, use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the contributors who write reviews, the consumers who read them and the local businesses that they describe.

       As of September 30, 2012, we are active in 53 Yelp markets in the United States and 43 Yelp markets internationally. This footprint represents a portion of the potential domestic and international markets that we are currently targeting for expansion. Our domestic expansion plans include growth in our existing markets as well as expansion into new markets, many of which are smaller than our current markets, as we look to expand our breadth of coverage.

       On October 23, 2012, we and Yelp Ireland Ltd., our wholly-owned subsidiary (“Yelp Ireland”), entered into a share purchase agreement (the “Purchase Agreement”) with Qype GmbH, a Germany-based company centered around connecting consumers with local businesses through user-generated reviews, (“Qype”), and its shareholders pursuant to which Yelp Ireland acquired all the outstanding equity interests in Qype for €18.6 million (approximately $24.2 million at the time of closing) in cash and 968,919 shares of our Class A common stock with an estimated fair value of approximately $23.3 million. The transaction closed upon the execution of the Purchase Agreement and Qype became our indirect wholly-owned subsidiary. We expect the addition of Qype to increase our revenue by approximately $900,000 and increase our operating expense by approximately $2.0 million in the fourth quarter of 2012. We also expect to incur one-time charges in the fourth quarter of 2012 of approximately $1.0 million for restructuring and transaction-related expenses associated with the acquisition. We believe the acquisition of Qype will accelerate the expansion of our international footprint as its largest markets — Germany and the United Kingdom — are key markets for us, and together we will have a substantially increased presence in these markets. In addition, Qype provides us with content and traffic in strategic markets, such as Brazil and Turkey, where we have yet to expand organically. We have not yet made any substantive effort to monetize the international markets we have developed organically and have not generated significant revenue from international markets to date.

       During the remainder of 2012, we expect to continue to invest for long-term growth and begin the integration of Qype. As we continue to see growth in our key metrics we expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally and in product development to expand our platform by innovating and introducing new products to our website and mobile applications. As of September 30, 2012, we had 1,214 employees, which represented an increase of 42% compared to September 30, 2011. As a result of our investment philosophy and our recent acquisition of Qype, we do not expect to be profitable on a U.S. generally accepted accounting principles (“GAAP”) basis in fiscal year 2012.

Critical Accounting Policies and Estimates

       Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

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

Key Metrics

       We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions.

  Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were then being filtered or that had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include filtered and removed reviews because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our filtering technology continually reassesses which reviews to filter based on new information, the “filtered” or “unfiltered” status of reviews may change over time. Reviews that are being filtered or have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the filtered reviews for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of September 30, 2012, approximately 23.4 million reviews were available on business profile pages, approximately 7.4 million reviews were being filtered and approximately 2.5 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

  The following table presents the number of cumulative reviews as of the periods presented:

	September 30,
	2012	2011
	(in thousands)
Reviews	33,258	22,390

  Unique Visitors. Unique visitors represent the average number of monthly unique visitors over a given three-month period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of a given three-month period to calculate average monthly unique visitors. We track unique visitors based on the number of visitors with unique cookies who have visited our website using either a computer or mobile browser, as measured by Google Analytics. Unique visitors do not include visitors who access our platform through our mobile app. For the quarter ended September 30, 2012, our mobile app was used on approximately 8.2 million unique mobile devices on a monthly average basis. Because the number of unique visitors is based on visitors with unique cookies, an individual who accesses our website from multiple devices with different cookies will be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie will be counted as a single unique visitor.

  The following table presents the number of unique visitors (average monthly number) during the periods presented:

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Unique Visitors	83,538	61,102

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

  The following table presents the number of cumulative claimed local business locations as of the periods presented:

	September 30,
	2012	2011
	(in thousands)
Claimed Local Business Locations	889	529

  Active Local Business Accounts. The number of active local business accounts represents the number of active local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

The following table presents the number of active local business accounts from which we recognized revenue in the given periods presented:

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Active Local Business Accounts	36	19

  Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; other income (expense), net; interest income; depreciation and amortization; and stock-based compensation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as our management and board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. The following is a reconciliation of adjusted EBITDA to net income (loss) below for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Reconciliation of Adjusted EBITDA:	(in thousands)

Net loss	$(2,011)	$(3,751)	$(13,795)	$(7,622)
Provision for income taxes	45	36	142	65
Other income (expense), net	14	326	23	143
Depreciation and amortization	1,780	1,047	4,802	2,790
Stock-based compensation	2,334	1,460	11,621	3,511

Adjusted EBITDA	$2,162	$(882)	$2,793	$(1,113)

Adjusted EBITDA

       To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided reconciliation above of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

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

Results of Operations

       The following tables set forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not total due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Consolidated Statements of Operations Data:
Net revenue by product:
Local advertising	78%	71%	78%	69%
Brand advertising	16	21	16	22
Other services	6	8	6	9

Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	7%	7%	7%	7%
Sales and marketing	59	67	63	66
Product development	16	16	15	14
General and administrative	19	21	25	21
Depreciation and amortization	5	5	5	5

Total costs and expenses	106	116	114	113

Loss from operations	(6)	(16)	(14)	(13)
Other income (expense), net	—	(1)	—	—

Loss before income taxes	(6)	(17)	(14)	(13)
Provision for income taxes	—	—	—	—

Net loss	(6)%	(17)%	(14)%	(13)%

Net Revenue

       We generate revenue from local advertising, brand advertising, and other services, including Yelp Deals and partner arrangements. The following provides a description of our revenue by product.

       Local Advertising. We generate revenue from local advertising programs, including enhanced profile pages and performance and impression-based advertising in search results and elsewhere on our website.

       Brand Advertising. We generate revenue from brand advertising through the sale of display advertisements (both graphic and text) on our website, including advertisements from leading national brands in the automobile, financial services, logistics, consumer goods, and health and fitness industries.

       Other Services. We generate other revenue through the sale of Yelp Deals, monetization of remnant advertising inventory through third-party ad networks, various partner arrangements related to reservations, and the sale of third-party gift certificates. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app and via email. In the last year, we have focused on Yelp Deals displayed on our website and mobile app to target intent-driven consumers who are searching for a specific product or service on our platform. We have seen an increase in revenue from Yelp Deals based on this approach and expect that trend to continue as we develop Yelp Deals that focus on direct fulfillment and scale our service offerings. Accordingly, we have deemphasized and expect to continue to deemphasize Yelp Deals that are emailed to our users in favor of Yelp Deals that are displayed on our website and mobile app. We do not expect this de-emphasis to have a material impact on our financial condition or growth. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in net revenue upon a consumer's purchase of the deal. We also generate a small portion of our revenue through revenue-sharing arrangements with partner companies to sell remnant advertising, effect transactions through our platform, and access our content.

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011
	($ in thousands)			($ in thousands)
Net revenue by product:
Local advertising	$28,485	$15,746	81%	$75,214	$40,325	87%

Brand advertising	5,886	4,599	28	15,583	12,653	23
Other services	2,000	1,957	2	5,613	5,402	4

Total net revenue	$36,371	$22,302	63%	$96,410	$58,380	65%

     Total net revenue increased $14.1 million, or 63%, in the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Our local advertising revenue increased $12.7 million, or 81%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $1.3 million, or 28%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue was flat, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements, offset by a decrease in the emphasis of email deals.

     Total net revenue increased $38.0 million, or 65%, in the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Our local advertising revenue increased $34.9 million, or 87%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $2.9 million, or 23%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue increased $0.2 million, or 4%, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements, partially offset by a decrease in the emphasis of email deals.

Cost of Revenue

     Our cost of revenue consists primarily of credit card processing fees, web hosting, internet services costs, and salaries, benefits, and stock-based compensation for our infrastructure teams related to operating our website and mobile app, as well as creative design for brand advertising and video production expenses. We currently expect cost of revenue to increase on an absolute basis and remain relatively flat as a percentage of revenue in the near term as, consistent with our investment philosophy, we continue to expand data center capacity and headcount associated with supporting our website and mobile app.

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011
	($ in thousands)			($ in thousands)
Cost of revenue	$2,501	$1,537	63%	$6,925	$4,098	69%
Percentage of net revenue	7%	7%		7%	7%

     In the three months ended September 30, 2012, cost of revenue increased $1.0 million, or 63%, compared to the three months ended September 30, 2011. This increase was primarily attributable to an increase of $0.4 million in outside hosting and internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, expenses related to video shows for local customers increased by $0.1 million and expenses related to creative design for brand advertising customers, increased $0.2 million. Merchant fees related to credit card transactions for local advertising also increased $0.1 million, and we added personnel to support our website infrastructure resulting in an increase of $0.1 million.

     In the nine months ended September 30, 2012, cost of revenue increased $2.8 million, or 69%, compared to the nine months ended September 30, 2011. This increase was primarily attributable to an increase of $1.2 million in outside hosting and internet service fees. In addition, expenses related to video shows for local customers increased by $0.5 million and expenses related to creative design for brand advertising customers, increased $0.4 million. Merchant fees related to credit card transactions for local advertising also increased $0.3 million, and we added personnel to support our website infrastructure resulting in an increase of $0.2 million.

Sales and Marketing

     Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense, and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding, and advertising costs, as well as allocated facilities and other supporting overhead costs. We incur minimal sales and marketing expense to acquire traffic to our website or mobile app. Our community managers are responsible for growing and fostering local communities and coordinating events to raise awareness of our brand. We expect our sales and marketing costs, including community management costs, to increase as we continue to expand into new domestic and international markets and within existing markets.

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011
	($ in thousands)			($ in thousands)
Sales and marketing	$21,302	$14,897	43%	$60,404	$38,515	57%
Percentage of net revenue	59%	67%		63%	66%

     In the three months ended September 30, 2012, sales and marketing expenses increased $6.4 million, or 43%, compared to the three months ended September 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $5.8 million, including an increase in stock-based compensation of $0.6 million and an increase in commission expense of $0.6 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. In addition, we experienced an increase in facilities and related allocations of $1.0 million and a decrease in domestic and international marketing and advertising costs of $0.3 million. For the three months ended September 30, 2012, we spent $2.9 million related to our international sales and marketing operations compared to $1.7 million for the three months ended September 30, 2011.

     In the nine months ended September 30, 2012, sales and marketing expenses increased $21.9 million, or 57%, compared to the nine months ended September 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $18.5 million, including an increase in stock-based compensation of $2.1 million and an increase in commission expense of $2.7 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. In addition, we experienced an increase in facilities and related allocations of $2.6 million and domestic and international marketing and advertising costs of $0.4 million. For the nine months ended September 30, 2012, we spent $8.1 million related to our international sales and marketing operations compared to $3.8 million for the nine months ended September 30, 2011.

Product Development

     Our product development expenses primarily consist of salaries, benefits, and stock-based compensation for our engineers, product management, and information technology personnel. In addition, product development expenses include outside services and consulting, allocated facilities, and other supporting overhead costs. We believe that continued investment in features, software development tools, and code modification is important to attaining our strategic objectives, and, as such, we expect product development expense to increase on an absolute basis but not necessarily increase as a percentage of net revenue in the near term, consistent with our investment philosophy.

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011
	($ in thousands)			($ in thousands)
Product development	$5,753	$3,444	67%	$14,230	$8,424	69%
Percentage of net revenue	16%	16%		15%	14%

     In the three months ended September 30, 2012, product development expenses increased $2.3 million, or 67%, compared to the three months ended September 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $2.1 million, including an increase in stock-based compensation of $0.2 million, as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related allocations of $0.1 million.

     In the nine months ended September 30, 2012, product development expenses increased $5.8 million, or 69%, compared to the nine months ended September 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $5.1 million, including an increase in stock-based compensation of $0.5 million, as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related allocations of $0.3 million. Lastly, we invested in the growth of the business through the use of outside consultants which contributed to an increase of $0.3 million.

General and Administrative

     Our general and administrative expenses primarily consist of salaries, benefits, and stock-based compensation for our executive, finance, user operations, legal, human resources, and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase on an absolute basis but not necessarily increase as a percentage of net revenue in the near term, as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011
	($ in thousands)			($ in thousands)
General and administrative	$6,987	$4,766	47%	$23,679	$11,967	98%
Percentage of net revenue	19%	21%		25%	21%

     In the three months ended September 30, 2012, general and administrative expenses increased $2.2 million, or 47%, compared to the three months ended September 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $0.8 million. Additionally, we supported the growth of the business through the use of outside consultants, which contributed to the increase by $0.4 million, and had an increase in legal expenses of $0.5 million.

     In the nine months ended September 30, 2012, general and administrative expenses increased $11.7 million, or 98%, compared to the nine months ended September 30, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $8.2 million, including an increase in stock-based compensation expense of $5.5 million related primarily to the acceleration of vesting of stock options held by two executives in connection with the completion of our initial public offering (“IPO”). Additionally, we invested in the growth of the business through the use of outside consultants, which contributed to the increase by $1.3 million, had an increase in bad debt expense of $0.8 million, an increase in legal expense of $0.5 million and an increase in facilities and related allocations of $0.2 million.

Depreciation and Amortization

     Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized website, and internal-use software development costs and amortization of purchased intangibles. We expect that depreciation and amortization expenses will increase on an absolute basis as we continue to expand our technology infrastructure and will remain relatively flat as a percentage of revenue in the near term.

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011
	($ in thousands)			($ in thousands)
Depreciation and amortization	$1,780	$1,047	70%	$4,802	$2,790	72%
Percentage of net revenue	5%	5%		5%	5%

     In the three months ended September 30, 2012, depreciation and amortization expense increased $0.7 million, or 70%, compared to the three months ended September 30, 2011. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets. Our technology infrastructure costs have increased in order to support the growth in new products and features for the desktop, mobile and mobile application as well to support the increased demand on our website due to continued growth in user traffic. In addition, capital assets have increased in order to support headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $0.4 million and $0.2 million, respectively, year over year.

     In the nine months ended September 30, 2012, depreciation and amortization expense increased $2.0 million, or 72%, compared to the nine months ended September 30, 2011. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets. Our technology infrastructure costs have increased in order to support the growth in new products and features for the desktop, mobile and mobile application as well to support the increased demand on our website due to continued growth in user traffic. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $1.1 million and $0.6 million, respectively, year over year.

Other Income (Expense), Net

     Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and foreign exchange gains and losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Interest income	$16	$2	$34	$10
Transaction gain (loss) on foreign exchange	(20)	(325)	(29)	(143)
Other non-operating income (loss), net	(10)	(3)	(28)	(10)

Other income (expense), net	$(14)	$(326)	$(23)	$(143)

     In the three months ended September 30, 2012, other income (expense), net increased $0.3 million compared to the three months ended September 30, 2011. The decrease was largely driven by a favorable change in foreign currency exchange rates, primarily the exchange rate between the US dollar and the Euro, which contributed to larger transaction losses on foreign exchange in the three months ended September 30, 2011 compared to September 30, 2012.

     In the nine months ended September 30, 2012, other income (expense), net decreased $0.1 million compared to the nine months ended September 30, 2011. The decrease was largely driven by a favorable change in foreign currency exchange rates, primarily the exchange rate between the US dollar and the Euro, which contributed to transaction losses on foreign exchange in the three months ended September 30, 2011 compared to September 30, 2012.

Provision for Income Taxes

     Provision for income taxes consists of income taxes in certain foreign jurisdictions and state minimum taxes. The primary difference between the effective tax rate and the federal statutory tax rate in the United States relates to the valuation allowances on our net operating losses, foreign tax rate differences, and non-deductible stock-based compensation expense. As of September 30, 2012, we had a nominal amount of total unrecognized tax benefits and related interest and penalties.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Provision for taxes	$45	$36	$142	$65

Liquidity and Capital Resources

     The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:

Purchases of property, equipment, and software	$(3,484)	$(2,760)
Depreciation and amortization	4,802	2,790
Cash flows used in operating activities	(1,728)	(296)
Cash flows used in investing activities	(11,866)	(4,733)
Cash flows provided by financing activities	115,081	1,025

     As of September 30, 2012, we had cash and cash equivalents of $123.1 million. Cash and cash equivalents consist of cash and money market accounts. Cash held internationally as of September 30, 2012 was immaterial. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations and our recent acquisition of Qype through proceeds from stock sales, including our IPO in 2012, and to a lesser extent from the exercise of employee stock options. Immediately after the acquisition of Qype, we paid off their existing debt facility of approximately $1.3 million. We also expect to incur one-time charges associated with this acquisition of approximately $1.0 million for restructuring and transaction-related expenses in the fourth quarter of 2012. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements and anticipated purchases of property and equipment for at least the next twelve months. However, we may require additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing services, improve our operating infrastructure or acquire complementary businesses and technologies, and, accordingly, we may need to engage in equity or debt financings to secure additional funds.

     Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation, insurance limits, as applicable. These cash and cash equivalent investments could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

     Operating Activities

     We used $1.7 million of cash in operating activities in the nine months ended September 30, 2012, primarily resulting from our net loss of $13.8 million, offset by non-cash depreciation and amortization of $4.8 million and non-cash stock-based compensation of $11.6 million. In addition, operating assets and liabilities changed by $4.6 million, primarily due to the timing of payments to vendors and an increase in accounts receivable as a result of increased billings during the nine months ended September 30, 2012.

     We used $0.3 million of cash in operating activities in the nine months ended September 30, 2011, primarily resulting from our net loss of $7.6 million, offset by non-cash depreciation and amortization of $2.8 million and non-cash stock-based compensation of $3.5 million. In addition, operating assets and liabilities changed by $1.0 million, primarily due to the timing of payments to vendors and an increase in billings.

     Investing Activities

     Our primary investing activities have consisted of purchases of equipment to support the build out of our data centers; the purchase of technology hardware to support our growth in headcount; and software to support website development, website operations, and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software and development.

     We used $11.9 million of cash in investing activities during the nine months ended September 30, 2012. Cash used in investing activities primarily related to an increase in restricted cash of $6.0 million in connection with new leases executed during the nine month period, purchases of property, equipment, and software of $3.5 million to support our growth in the business, and expenditures related to website development of $2.3 million. We expect to continue to invest in property and equipment and development of software for the remainder of 2012 and thereafter.

     We used $4.8 million of cash in investing activities in the nine months ended September 30, 2011. Cash used in investing activities primarily related to expenditures for property and equipment of $2.8 million to support our growth in headcount and expenditures for website development of $1.6 million.

     Financing Activities

     During the nine months ended September 30, 2012, we received $112.3 million in proceeds from our IPO, net of $10.3 million in offering expenses, including underwriter commission and discounts associated with the transaction. With the exception of the IPO, our recent financing activities have consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options.

     Our primary financing activities for the nine months ended September, 30 2011 consisted of proceeds from the issuance of common stock of $1.0 million related to the exercise of stock options.

Off- Balance Sheet Arrangements

     We did not have any off-balance sheet arrangements in 2011 or the first nine months of 2012.

Contractual Obligations

     We lease our facilities in San Francisco, California under operating leases which expire in 2013. We lease other facilities around the world, the longest of which expires in 2021.

     We do not have any debt or material capital lease obligations, and all of our property, equipment, and software have been purchased with cash. We have no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of September 30, 2012:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Operating lease obligations	$69,611	$7,129	$20,993	$16,534	$24,955

     The contractual commitment amounts in the table above are associated with agreements that we believe are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks, and inflation.

Interest Rate Fluctuation Risk

     Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings.

     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio's fair value is relatively insensitive to interest rate changes. During the nine months ending September 30, 2012, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of September 30, 2012 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

     We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the British pound sterling, either alone or in combination with a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the Euro would not have a material impact on our results of operations. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk

     We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

     In March 2011, the Company was sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code and seeking monetary relief in an unspecified amount. In September 2011, the Company agreed to settle this matter for payments in an aggregate amount of up to $1.3 million. The settlement is currently awaiting final court approval.

     Qype, an indirect wholly-owned subsidiary of the Company, is party to two lawsuits regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG (“Deutsche Telekom”) between 2005 and 2008 at a rate set by the German Federal Network Agency (“FNA”). Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008. In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. The appeal is expected to be heard in the first half of 2013. In addition, on August 6, 2012, Deutsche Telekom filed a claim against Qype for approximately €118,400 plus interest asserting Qype was unjustly enriched as a result of paying an insufficient rate for directory data from 2005 to 2008. A statement of defense was filed on Qype’s behalf on October 9, 2012 and the hearing for this matter has been scheduled for December 19, 2012.

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

  increase the number of users of our website and mobile app, the number of reviews and other content on our platform, and our revenue;

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

     Since our inception, we have incurred significant operating losses, and, as of September 30, 2012, we had an accumulated deficit of approximately $55.1 million. Although our revenues have grown rapidly, increasing from $12.1 million in 2008, to $83.3 million in 2011, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

We rely on traffic to our website from search engines like Google, Bing and Yahoo!, some of which offer products and services that compete directly with our solutions. If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.

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

     Google in particular is the most significant source of traffic to our website accounting for more than half of the visits to our website from Internet searches during the three and nine months ended September 30, 2012. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

If we fail to generate and maintain sufficient high quality content from our users, we will be unable to provide consumers with the information they are looking for, which could negatively impact our traffic and revenue.

     Our success depends on our ability to provide consumers with the information they seek, which in turn depends on the quantity and quality of the content provided by our users. For example, we may be unable to provide consumers with the information they seek if our users do not contribute content that is helpful and reliable, or if they remove content they previously submitted. For example, our ability to provide high quality content may be harmed as consumers increasingly contribute content through our mobile website and mobile app because desktop contributions tend to be longer than content contributed through mobile devices. Similarly, we may be unable to provide consumers with the information they seek if our users are unwilling to contribute content because of concerns that they may be harassed or sued by the businesses they review, instances of which have occurred in the past and may occur again in the future. In addition, we may not be able to provide users the information they seek if the information on our platform is not up-to-date. We do not phase out or remove dated reviews, and consumers may view older reviews as less relevant, helpful or reliable. If our platform does not provide current information about local businesses or users perceive reviews on our platform as less relevant, our brand and our business could be harmed.

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

     Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 44% of the businesses that have been reviewed on our platform and 61% of our cumulative reviews through September 30, 2012. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

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

     For the three and nine months ended September 30, 2012, substantially all of our revenue was generated by the sale of advertising products. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince prospective advertisers of the benefits of our products, including those who may not be familiar with our products (such as those in new markets). In addition, we have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 44% of the businesses that have been reviewed on our platform and 61% of our cumulative reviews through September 30, 2012, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. We must also convince existing and prospective advertisers alike that our advertising products work to their benefit. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. Failure to maintain and expand the advertiser base could harm our business.

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

     We have started to expand our operations internationally. We expect to expand our international operations significantly by accessing new markets abroad and expanding our offerings in new languages. Our platform is now available in English and several other languages. However, we may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. We recently acquired Qype to accelerate the expansion of our international footprint, primarily in Europe and Brazil, but can make no assurance that we will be successful in integrating Qype with our businesses or in taking advantage of Qype’s presence in these international markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

  recruiting and retaining qualified, multi-lingual employees, including sales personnel;

  integrating businesses we may acquire internationally, including Qype;

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

Our acquisition of Qype creates numerous risks and uncertainties that could adversely affect our operating results or prevent us from realizing the expected benefits of the acquisition.

     In October 2012, we acquired Qype to accelerate our international expansion. This acquisition requires the integration of Qype, its operations, services and personnel with our organization. These transition activities are complex, and we may encounter unexpected difficulties or incur unexpected costs.

     In order to realize the expected benefits and synergies of our acquisition of Qype, we must meet a number of significant challenges, including:

  integrating the management teams, strategies and operations of the combined business;

  retaining and assimilating the key personnel of each company;

  retaining existing customers and obtaining new customers;

  difficulties in the assimilation of employees and corporate cultures;

  implementing and retaining uniform standards, controls, procedures, policies and information systems; and

  managing the combined business effectively.

     It is possible that the integration process could result in the loss of technical skills and management expertise of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and services. In addition, following the acquisition of Qype, we implemented a restructuring plan affecting approximately 35 Qype employees in order to eliminate redundancies within the combined business and improve operational efficiencies. Such restructuring efforts could result in reduced efficiency of retained employees and may result in employees, whether or not directly affected by the restructuring, seeking future employment with our business partners or competitors. Although employees are subject to confidentiality requirements, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our ability to realize the full benefits of the acquisition will depend upon our ability to retain highly skilled personnel. We may have difficulty retaining such personnel as a result of the restructuring.

     A failure to integrate Qype successfully could adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. In addition, we may be required to spend additional time or funds on integration that otherwise would be spent on the development and expansion of the combined business. Even if we are able to integrate Qype operations successfully, these integrations may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the integration, and these benefits may not be achieved within a reasonable period of time.

We may also acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

     Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. We do not have experience as a company in the complex process of acquiring other businesses and technologies. The pursuit of potential future acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations or our ability to achieve profitability.

     Acquisitions also involve a number of risks to our business, including the difficulty of integrating operations, services, sites and technologies, and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, the possibility that our business culture and the business culture of the acquired companies will not be compatible, expenses related to the acquisition and to the integration of the acquired companies, the impairment of relationships with employees and customers as a result of any integration of new personnel, risks related to the businesses of acquired companies that may continue to impact the businesses following the acquisition and potential unknown liabilities associated with acquired companies. Any inability to integrate services, sites and technologies, operations or personnel in an efficient and timely manner could harm our results of operations.

If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

     We have experienced rapid growth in our headcount and operations, including through our recent acquisition of Qype, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years. We intend to make substantial investments in our technology, sales and marketing and community management organizations. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets and from any acquired businesses, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

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

     We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights and the rights of current and former employees and business owners. For example, third parties have sued us for allegedly violating their patent rights (we are currently a defendant in numerous such suits, all of which involve plaintiffs targeting multiple defendants in the same or similar suits), an action was filed against us on behalf of current and former employees claiming that we violated labor and other laws (we have agreed in principle, subject to court approval, to settle the suit for up to $1.3 million) and various businesses have sued us alleging that we manipulate Yelp reviews in order to coerce them and other businesses to pay for Yelp advertising (one such suit was voluntarily dismissed, and two others were consolidated and recently dismissed with prejudice, although the plaintiffs are seeking an appeal).

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

  our ability to successfully manage any acquisitions of businesses, solutions or technologies, including Qype;

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

     Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 96.7% of the voting power of our outstanding capital stock as of September 30, 2012. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

Our share price has been and will likely continue to be volatile.

     The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in March 2012 at a price of $15.00 per share through October 31, 2012, our stock’s daily closing price has ranged from $15.22 to $28.89. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause volatility in our share price include:

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

  share price and volume fluctuations attributable to inconsistent trading volume levels of our shares, and;

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

     Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers and employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We have a small public float relative to the total number of shares of our Class A and Class B common stock that are issued, and although certain of our outstanding shares remain subject to volume and other restrictions under Rules 144 and 701 under the Securities Act, the restrictions from the lock-up agreements entered into in connection with our IPO have recently expired. As of September 30, 2012, we had 15,892,508 shares of Class A common stock and 46,328,653 shares of Class B common stock outstanding, assuming no exercise of our outstanding options. Although a public market exists for our Class A common stock only, shares of Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

     On March 2, 2012, we closed our IPO, in which we sold 8,172,500 shares of Class A common stock at a price to the public of $15.00 per share. The aggregate offering price for shares sold in the offering was approximately $122.6 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178030), which was declared effective by the SEC on February 16, 2012. Our use of proceeds to date has been as described in the Prospectus, and has included the approximately $24.2 million cash portion of the purchase price of Qype. We have invested the funds received that have not yet been utilized in registered money market funds.

Issuer Purchases of Equity Securities

     The table below provides information with respect to repurchases of shares of our Class A common stock. No shares of our Class B common stock were repurchased during the period.

Total Number of
	Total	Weighted	Shares Purchased as	Maximum Number of
	Number of	Average	Part of Publicly	Shares that May Yet
	Shares	Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased(1)	per Share	Programs	the Plans or Programs
July 1 – July 31, 2012	13,755	$19.51	—	—
August 1 – August 31, 2012	—	—	—	—
September 1 – September 30, 2012	—	—	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. MINE SAFETY DISCLOSURES.

     Not applicable.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS

     A list of exhibits filed with this report or incorporated herein by reference is found in the Index to Exhibits immediately following the signature page of this report and is incorporated into this Item 6 by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELP INC.

/s/ Rob Krolik

Rob Krolik
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: November 2, 2012

INDEX TO EXHIBITS

Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012

3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012

4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase.

†

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

#

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