Form 10-K
period 2012-12-31
YELP INC
filed 2013-02-27
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the Transition period from	to

Commission file number: 001-35444

YELP INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-1854266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

706 Mission Street, 7th Floor
San Francisco, California 94103
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (415) 908-3801

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.000001 per share	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐  NO  ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐  NO  ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☒  NO  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐  NO  ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $370,387,191 as of June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange LLC reported for June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter. Excludes an aggregate of 4,000 shares of the registrant’s Class A common stock and an aggregate of 44,891,408 shares of the registrant’s Class B common stock held by officers, directors, affiliated stockholders and The Yelp Foundation. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2012, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2012 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2012. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

     As of February 15, 2013, there were 24,644,817 shares of registrant’s Class A Common Stock, par value $0.000001 per share, issued and outstanding and 39,069,059 shares of registrant’s Class B Common Stock, par value $0.000001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2012 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

____________________

     Unless the context suggests otherwise, references in this Annual Report on Form 10-K, or Annual Report, to “Yelp,” the “Company,” “we,” “us” and “our” refer to Yelp Inc. and, where appropriate, its subsidiaries.

     Yelp, Yelp Inc., the Yelp logo and other trade names, trademarks or service marks of Yelp appearing in this Annual Report are the property of Yelp. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.

     Unless the context otherwise indicates, where we refer in this Annual Report to our “mobile application” or “mobile app,” we refer to all of our applications for mobile-enabled devices. Similarly, references to our “website” refer to both the U.S. and international versions of our website, as well as the versions of our website dedicated to mobile-based browsers.

     The key metrics presented in this Annual Report as of and for the quarter and year ended December 31, 2012 do not reflect traffic, content or local business activity of Qype GmbH, or Qype, a Germany-based reviews website we acquired in the fourth quarter of 2012.

     During the year ended December 31, 2012, we revised the criteria by which we determine the local businesses that are deemed to be part of the cities and regions comprising certain Yelp markets. As a result, the U.S. market cohort data presented in this Annual Report may not be directly comparable to the corresponding information presented in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 2, 2012. These changes did not affect the calculation of our key metrics in any period.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ii

PART I

Item 1. Business.

Company Overview

     Yelp connects people with great local businesses. Our users have contributed a total of approximately 36.0 million cumulative reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 86.3 million unique visitors used our website, and our mobile application was used on approximately 9.2 million unique mobile devices, on a monthly average basis during the quarter ended December 31, 2012. Businesses of all sizes use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the contributors who write reviews, the consumers who read them and the local businesses that they describe.

     Contributors. We foster and support vibrant communities of contributors in local markets across the United States, Canada, Europe, Singapore and Australia. These contributors provide rich, firsthand information about local businesses, such as reviews, ratings and photos. Yelp users have contributed a total of approximately 36.0 million cumulative reviews, which include, as of December 31, 2012, approximately 25.1 million unfiltered reviews that appear directly on business profile pages, approximately 8.1 million reviews that were being filtered and can be accessed by clicking on a link on business profile pages and approximately 2.7 million reviews that had been removed from our platform.

     Consumers. Our platform is transforming the way people discover local businesses and is attracting a large audience of geographically and demographically diverse consumers. Every day, millions of consumers visit our website or use our mobile app to find great local businesses. Our strong brand and the quality of the review content on our platform have enabled us to attract this large audience with almost no traffic acquisition costs.

     Local Businesses. Our platform provides local businesses with a variety of free and paid services that help them engage with consumers at the critical moment when they are deciding where to spend their money. Local businesses can register a business account for free and “claim” their Yelp business page for each of their locations, allowing them to enhance the page with additional information about their businesses and respond to consumer reviews, among other features. Local businesses can also pay for premium services to promote themselves through targeted search advertising, discounted offers and further enhancements to their business page.

     Powerful Network Effect. Our platform helps people find great local businesses to meet their everyday needs. As more people use our platform, more of them write reviews, add photos and tips. Each review, photo or tip that a user contributes helps expand the breadth and depth of the content on our platform, drawing in more consumers and more prospective contributors. This increase in consumer traffic and content improves our value proposition to local businesses as they seek low-cost, easy-to-use and effective advertising solutions to target a large number of intent-driven consumers.

     Yelp Mobile. We help consumers make decisions on the go through both our mobile app and versions of our website dedicated to mobile-based browsers, which we refer to as our mobile website. Our mobile app was ranked as the #1 free travel app in the Apple App Store as of January 20, 2013, was recognized by Time magazine as one of the “50 Best iPhone apps in 2012” and was recognized by PC Magazine as one of the “50 Best Free iPhone Apps in 2012.” Our mobile app accounted for approximately 46% of all searches on our platform in the quarter ended December 31, 2012, and approximately 28% of our unique visitors in the quarter ended December 31, 2012 were to our mobile website. We expect mobile device usage to continue to grow and believe that use of our mobile app and mobile website are complementary to the use of our website on personal computers. However, if mobile device usage is substituting for, rather than incremental to, usage of our website on personal computers and our mobile advertising solutions prove ineffective, this trend could adversely impact our business.

     As our community has grown and our product offerings have expanded, we have seen significant growth in reviews, traffic, claimed local business locations and active local business accounts:

  Our users have contributed a total of approximately 36.0 million cumulative reviews to our platform as of December 31, 2012, up 45% from the prior year. Of these reviews, approximately 25.1 million were available on business profile pages, approximately 8.1 million were being filtered and approximately 2.7 million had been removed from our platform, as of December 31, 2012. Although they do not factor into a business’s overall star rating, we provide access to filtered reviews because they provide additional perspectives and information on reviewed businesses, as well as transparency of the efficacy of the filtering process.

  We had approximately 86.3 million unique visitors on a monthly average basis for the quarter ended December 31, 2012, up 31% from the same period in the prior year.

  We had approximately 994,000 claimed business locations as of December 31, 2012, up 64% from the prior year.

  We recognized revenue from approximately 40,000 active local business accounts for the quarter ended December 31, 2012, up 68% from the same quarter in the prior year.

     The approximately 36.0 million cumulative reviews our users contributed through December 31, 2012 cover a wide set of local business categories, including restaurants, shopping, beauty and fitness, arts, entertainment and events, home and local services, health, nightlife, travel and hotel, auto and other categories. We believe this breadth of content across business categories provides consumers with a wide-ranging selection of reviewed businesses as they search across many categories. We highlight below the breakdown by industry of local businesses that have received reviews on our platform and the breakdown by industry of reviews contributed to our platform through December 31, 2012. The charts below include information based upon all contributed reviews and include some businesses that have only received reviews that are being filtered or have been removed.

     We generate revenue primarily from the sale of advertising on our website and mobile app to local businesses and on our website to national brands that seek to reach our growing audience of consumers. During the year ended December 31, 2012, we generated net revenue of $137.6 million, representing 65% growth over 2011, a net loss of $19.1 million and an adjusted EBITDA of $4.6 million. For information on how we define and calculate number of contributed reviews, unique visitors, claimed local business locations, active local business accounts and adjusted EBITDA, and a reconciliation of adjusted EBITDA to net loss, see “Selected Financial Data” in this Annual Report. The top five industry categories accounted for an aggregate of approximately 76% of our local advertising revenue for the quarter ended December 31, 2012, broken down as follows: Home & Local Services, 22%; Restaurants, 17%; Beauty & Fitness, 15%; Health, 11%; Shopping, 11%.

Our Growth Strategy

     We intend to grow our platform and our business by focusing on the following key growth strategies:

Growth in Existing Markets

  Increase the Number of Reviews. We will continue to explore ways to enable contributors to share their local experiences through detailed reviews, photos, tips and other forms of content contribution across our platform. As we continue to grow our contributor and consumer footprint within our existing markets, we expect to benefit from accelerating network effect dynamics, further driving the growth of reviews, consumers and local business activity.

  Attract More Users. We believe that we can increase the number of consumers that use our platform. In December 2012, less than 16% of the total U.S. online audience visited our website or mobile app, as reported by comScore, Inc., a company providing digital marketing intelligence. We believe that as our brand recognition increases and the number of reviews on our platform grows, our platform will become more widely known and relevant to broader audiences, thus attracting new consumers to use our service.

  Increase Usage of Current Users. By continuing to expand the number of reviews across diverse categories, driving more claimed business pages and providing a more feature-rich experience, we can increase the number of visits and searches per user. Many consumers begin using Yelp to search for restaurants and boutiques, but more than half of reviewed businesses are in categories outside of restaurants and shopping. We believe that there is a substantial opportunity for a larger percentage of our user base to use Yelp to search in more categories.

  Attract More Businesses. As of December 31, 2012, only approximately 994,000 local business locations out of the approximately 47 million local businesses on our platform had claimed their Yelp pages. We believe the continued increase in the size of our audience of consumers, as well as our efforts to provide additional tools to measure the effectiveness of our products, will encourage local businesses to advertise on our platform.

Expand to New Geographic Markets

  United States. While we have reviews and local business listings that span the entire United States, we see a large opportunity to continue expanding our footprint in the United States by hiring Community Managers — local residents whose responsibilities include writing a weekly Yelp email newsletter and organizing events for Yelp contributors — in new markets. Our aim is to leverage our capabilities, brand and know-how to create a trusted online platform to connect people to great local businesses across the United States.

  International. We are active in 44 international markets, all of which are in Canada, Europe, Singapore and Australia. In the third quarter of 2012, we began selling our advertising products internationally, specifically in London. In addition, in the fourth quarter of 2012, we acquired Qype, a Germany-based company centered around connecting consumers with local businesses through user-generated reviews, which we acquired to accelerate the expansion of our international footprint. We plan to continue to expand internationally by making our platform available in additional international markets and in more languages, as we seek to replicate internationally the powerful network effect that has driven our historic growth in the United States.

Platform Expansion

  Website and Mobile. We plan to continue to innovate and introduce new products for our website and mobile app, making it even easier for consumers to find the most relevant information on Yelp as they look for a local business. For example, during 2012, we launched our redesigned homepage, which places greater emphasis on mobile activity and the user’s social graph, and enhanced the mobile experience by adding features such as check-in comments and likes. We are highly focused on the quality of the user experience and will not incorporate advertising or other products or solutions that we believe may excessively degrade the mobile device user experience and potentially alienate users, even if they might result in increased short-term monetization. We plan to continue to explore opportunities to monetize our mobile products while adhering to high standards of user experience.

  Alternative Platforms. We also plan to continue to innovate and introduce our content and solutions on new platforms and distribution channels such as automobile navigation systems, web-enabled televisions and voice-enabled mobile devices. For example, Yelp-branded content has been incorporated into Mercedes and Lexus in-vehicle infotainment systems. We also have relationships with several companies like Microsoft Corporation and Apple Inc. to make our content and solutions available on its website and consumer devices, respectively.

Enhance Monetization

  Grow Our Sales Force. We plan to continue to grow our sales force so we can reach more businesses. In the fourth quarter of 2012, we expanded our European sales operations through our acquisition of Qype and its established European sales force. We believe this ongoing investment in our sales force will drive an increase in active local business accounts. In the quarter ended December 31, 2012, we recognized revenue from approximately 40,000 local business accounts on our platform, a fraction of the approximately 994,000 claimed local business locations and approximately 47 million local businesses on our platform.

  Expand Our Portfolio of Revenue-Generating Products. We plan to continue to grow and develop advertising and e-commerce products and partner arrangements that provide incremental value to our advertisers and business partners to encourage them to increase their advertising budgets allocated towards our platform.

Market Development Strategy

     As of December 31, 2012, we were active in 53 Yelp markets in the United States and 44 Yelp markets internationally. This footprint represents a small fraction of the potential markets that we are currently targeting for expansion. Our market development strategy consists of the following:

     Identification. We select new markets based on a number of different city- or country-specific criteria, including but not limited to population size, local gross domestic product, pre-existing base of reviews on our platform, Internet and wireless penetration, proximity to existing markets, number of local businesses and local ad market growth rate.

     Preparation and Launch. Before launching a market in any country, we license business listing information from third-party data providers and create individual pages for each business location in the entire country. We sometimes hire temporary local employees, called “scouts,” to provide additional rich content, such as reviews, photos and hours of operation. To bolster the integrity of the content they provide, we closely monitor their contributions to the platform, prohibit them from reviewing businesses with which they have a conflict of interest and identify them in their public profiles as paid contributors. At launch, consumers can read and write reviews about any business on our platform and contribute information about businesses that are not already listed. We have active Yelp markets in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Singapore, Spain, Sweden, Switzerland, Turkey, the United Kingdom and the United States.

     Growth. After launch, we focus on attracting contributors, consumers and local businesses to our platform. In each Yelp market, we hire a Community Manager, whose primary responsibilities include:

  planning and executing fun and engaging events for the community, such as parties, outings and activities at restaurants, museums, hotels and other local places of interest;

  getting to know our users and helping them get to know one another as a way to foster an offline community experience that can be transferred online;

  promoting Yelp, including guest appearances on local television and radio and at local events like concerts and street fairs; and

  writing weekly e-mail newsletters to share information with the community about local businesses, events and activities.

     Through these activities, we believe Community Managers help us increase awareness of our platform and build avid communities of users who are willing to contribute content to our platform. These active contributors may be invited to attend sponsored social events but do not receive compensation. In time, this community growth drives a network effect whereby contributed reviews expand the breadth and depth of our review base. This expansion draws an increasing number of consumers to access the content on our platform, thus inspiring new and existing contributors to create additional reviews that can be shared with this growing audience.

     Scale. At scale, our platform reaches a critical mass of reviews, consumers and claimed local business accounts, and we begin an active sales effort with local businesses. Thereafter, our largest expense is related to sales efforts to attract local business advertising customers. In Yelp markets that have attained this level of development, we expect to achieve economies of scale and operating cost leverage.

     To further illustrate the development of our markets as they scale, we highlight below our review and revenue metrics for three cohorts of Yelp markets in the United States: the Yelp markets that we launched in 2005-2006; the Yelp markets that we launched in 2007-2008; and the Yelp markets that we launched in 2009-2010. In the markets we have entered, review growth and consumer activity are generally followed by revenue generated from local businesses.

			Year-Over-Year		Year-Over-Year
		Average	Growth in	Average Local	Growth in
	Number	Cumulative	Average	Advertising	Average Local
	of Yelp	Reviews	Cumulative	Revenue	Advertising
U.S. Market Cohort	Markets(1)	in 2012(2)	Reviews(3)	in 2012(4)	Revenue(5)
2005 – 2006	6	2,683	37%	9,316	59%
2007 – 2008	14	561	42%	2,082	86%
2009 – 2010	18	164	65%	397	177%

(1)	A Yelp market is defined as a city or region in which we have hired a Community Manager.

(2)	Average cumulative reviews is defined as the total cumulative reviews of the cohort as of December 31, 2012 (in thousands), including reviews that were then being filtered or had been removed from our platform, divided by the number of Yelp markets in the cohort.

(3)	Year-over-year growth in average cumulative reviews compares average cumulative reviews as of December 31, 2012 with average cumulative reviews as of December 31, 2011.

(4)	Average local advertising revenue is defined as the total local advertising revenue from businesses in the cohort for the year ended December 31, 2012 (in thousands) divided by the number of Yelp markets in the cohort.

(5)	Year-over-year growth in average local advertising revenue compares local advertising revenue for the year ended December 31, 2012 with local advertising revenue for the year ended December 31, 2011.

     For a table showing the year of launch of each of the Yelp markets in which we are currently active, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview.” In general, the Yelp markets in our earlier U.S. market cohorts are more populous than those in later cohorts, and we have already entered many of the largest markets in the United States. For these and other reasons, further expansion into additional U.S. markets may not yield results similar to those of our existing U.S. markets.

     We have made a significant investment in support of our market development initiatives. For the year ended December 31, 2012, our total costs and expenses were $156.3 million, an increase of approximately 57% over the year ended December 31, 2011. Over the same period, total net revenue also increased by approximately 65%. Because most of our costs and expenses relate to personnel and activities that support multiple markets, we do not record costs and expenses separately by market or cohort.

Products

     We provide both free and paid products to local businesses. In addition, we enable local businesses and national advertisers to deliver targeted advertising to large local audiences through our platform. We have also entered into revenue sharing arrangements with other companies, such as OpenTable and Orbitz.

Local Business

Free Online Business Account

We enable businesses to create a free online business account and claim the page for each of their business locations. Business representatives can verify their affiliation with the business through an automated telephone verification process which requires that they be reachable at the phone number that is publicly displayed for their business listing on our platform. With their free business accounts, businesses can view business trends (e.g., statistics and charts reflecting the performance of a business’s page on our platform), message customers (e.g., by replying to reviews either publicly or privately), update information (e.g., address, hours of operation) and offer Yelp Deals and Gift Certificates.

Enhanced Listing	Our enhanced listing solution eliminates search advertising from the businesses’ profile pages and allows them to incorporate a video clip or photo slide show on the pages.

Search and Other Ads	We allow local businesses to promote themselves as a sponsored search result on our platform or on related business pages.

Yelp Deals

Our Yelp Deals product allows local business owners to create promotional discounted deals for their products and services, which are marketed to consumers through our platform. Yelp Deals typically have a fee structure based solely on transaction volume with no upfront costs, and we typically earn a fee based on the discounted price of each deal sold. We process all customer payments and remit to the business the revenue share of any Yelp Deal purchased. We primarily offer deals on our platform that are focused on demand fulfillment where businesses can target intent-driven consumers who are specifically searching for a product or service on our platform.

Gift Certificates

Our Gift Certificates product allows local business owners to sell full-price gift certificates directly to customers through their business profile page. The business chooses the price points to offer (from $10 to $500), and the buyer may purchase a Gift Certificate in one of those amounts. We earn a fee based on the amount of the Gift Certificate sold. We process all consumer payments and remit to the business the revenue share of any Gift Certificate purchased.

National/Brand Advertisers

Traditional Display Advertising	We offer our advertising solution for national brands that want to improve their local presence. These solutions consist of search and display ads (both graphic and text) on our website, which are typically sold to advertisers on a per-impression basis. Our national advertisers include leading brands in the automobile, financial services, logistics, consumer goods and health and fitness industries.

Transaction Partners

OpenTable	Our partnership, through a written agreement, with OpenTable provides consumers the ability to reserve seats directly on the business listing pages of restaurants that participate in OpenTable’s network.

Orbitz	Our partnership, through a written agreement, with Orbitz allows consumers to quickly book rooms directly on the business listing pages of hotels that affiliate with Orbitz.

     The following table provides a breakdown of our revenue by product as a percentage of net revenue for the years indicated:

	Year Ended December 31,
	2012	2011	2010
Percentage of total net revenue by product:
Local advertising	79%	70%	71%
Brand advertising	15	21	25
Other services	6	9	4
Total	100%	100%	100%

Technology

     Product development and innovation are core pillars of our strategy. We aim to delight our users and business partners with our products. We provide our web-based and mobile services using a combination of in-house and third-party technology solutions and products.

  Our Search and Ranking Technology. We leverage the data stored on our platform and our proprietary indexing and ranking techniques to provide our users with contextual, relevant and up-to-date results to their search queries. For example, a consumer desiring environmentally-friendly carpet cleaners does not have to call individual cleaners and inquire about their use of chemical-based cleaning solutions. Instead the consumer can search for “environmentally-friendly carpet cleaners” on Yelp and discover cleaners with the best service and “green” cleaning products that serve a specific neighborhood.

  Our Filtering Technology. In order to maintain and enhance the quality, authenticity and integrity of the reviews on our platform, we employ proprietary filtering technology to analyze and screen all of our reviews. Our filtering software looks at a wide range of data associated with each review and reviewer in order to determine the review’s relevance and reliability. Our filtering software operates continually, and the results of its determinations with respect to particular reviews may change over time as it factors in new information. This can result in reviews that were previously unfiltered becoming filtered and reviews that were previously filtered being restored to unfiltered status. Filtered reviews do not factor into a business’s overall star rating and are segregated from unfiltered reviews on our website. By clicking on a link on a reviewed business’s page on our website, users can access the filtered reviews for that business, as well as the star rating and other information about reviews that we have removed for violation of our terms of service. We believe our filtering technology is one of the key contributors to the quality, authenticity and integrity of the reviews on our platform and the success of our service.

  Our Mobile Solutions. We identified mobile as a key area for our business as early as 2006. We have since invested significant resources into the development of a comprehensive mobile app platform, supporting the major smartphone operating systems available to consumers today, including iOS, Android, Blackberry and Windows Mobile. In addition, we maintain versions of our website dedicated to mobile-based browsers. Over time we have enhanced the functionality of our mobile app, such that it provides similar and, in some areas, greater functionality than our website. Some of the innovations we introduced through our mobile app include “check-ins,” “tips,” “comments” and Monocle, our augmented reality feature, among others.

  Infrastructure. Our web and mobile properties are currently hosted from two locations. The primary location is within a shared data center environment in San Francisco, California. We are in the process of deploying an additional location within a shared data center environment in Virginia as a fully redundant backup for our primary location, and to increase performance and reliability of our platform. We are currently using the second data center to serve mobile and international traffic, and expect this location to be fully redundant by mid-2013. We also currently use a third-party leased server provider as our second hosting location to optimize performance as an interim solution until our redundant location is fully deployed; we expect to cease using this interim solution in late 2013. Our web and mobile properties are designed to have high availability, from the Internet connectivity providers we choose, to the servers, databases and networking hardware that we deploy. We design our systems such that the failure of any individual component is not expected to affect the overall availability of our platform. We also leverage other third-party Internet based (cloud) services including rich-content storage, map related services, ad serving and bulk processing.

  Network Security. Our platform includes a host of encryption, antivirus, firewall and patch-management technology to protect and maintain the systems located at the data center as well as other systems and computers across our business.

  Internal Management Systems. We rely on third-party ‘off-the-shelf’ technology solutions and products as well as internally developed and proprietary systems to ensure rapid, high-quality customer service, software development and website integration, update and maintenance.

Sales and Marketing

     We have a team of Community Managers based in 97 Yelp markets in the United States and internationally, whose primary goals are to build a local community of contributors, raise brand awareness, organize events for the best contributors in their respective cities and engage with the surrounding community. These efforts foster and support vibrant communities of contributors in local markets across the United States, Canada, Europe, Singapore and Australia. We believe that continuing to serve our contributors is a critical factor in improving the value of our platform and facilitating the network effect that has helped to attract approximately 86.3 million unique visitors, on a monthly average basis for the quarter ended December 31, 2012, to our website with almost no traffic acquisition costs.

     Our sales force is concentrated in five primary locations—San Francisco, California, Scottsdale, Arizona, New York City, New York, London, United Kingdom and Hamburg, Germany. Our sales force primarily focuses on gaining new active local business accounts by identifying and contacting local businesses through direct engagement, direct marketing campaigns and weekly emails to claimed local businesses. Our sales force is also responsible for attracting national brand advertisers to our platform.

Competition

     We compete for consumer traffic with traditional, offline local business guides and directories and with other online providers of local and web search on the basis of a number of factors, including the reliability of our content, breadth, depth and timeliness of information and the strength and recognition of our brand. We also compete for a share of local businesses’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers on the basis of a number of factors, including our large consumer audience, effectiveness of our advertising solutions, our pricing structure and recognition of our brand. Our competitors include the following types of businesses:

  Offline. We primarily compete with offline media companies and service providers who typically have existing advertising relationships with local businesses. Services provided by competitors range from yellow pages listings to direct mail campaigns to advertising and listings services on local newspapers, magazines, television and radio.

  Online. We compete with Internet search engines, such as, Google, Yahoo! and Bing. We also compete with various other online service providers and review websites.

Culture and Employees

     We take great pride in our company culture and consider it to be one of our competitive strengths. Our culture helps drive our business forward and is a part of everything we do; it allows us to attract and retain a talented group of employees, create an energetic work environment and continue to innovate in a highly competitive market.

     Our culture extends beyond our offices and into the local communities in which people use Yelp. Our full-time Community Managers’ responsibilities include supporting the sharing of experiences by consumers in the local market that they serve and increasing brand awareness. In addition, we organize events several times a year to recognize our most important contributors, fostering face-to-face interaction, build the Yelp brand and foster the sense of true community in which we believe so strongly. Our culture is at the foundation of our success, and our core values remain a pivotal part of our everyday operations.

     As of December 31, 2012, we had 1,387 full-time employees globally. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

The Yelp Foundation

     In November 2011, our board of directors approved the establishment of The Yelp Foundation, a non-profit organization designed to support consumers and businesses in the communities in which we operate. In the quarter ended December 31, 2011, our board of directors approved the contribution and issuance to The Yelp Foundation of 520,000 shares of our common stock, of which The Yelp Foundation sold 50,000 shares in our initial public offering. The Yelp Foundation currently holds 470,000 shares of Class B common stock, representing less than 1% of our outstanding capital stock. We did not make any contributions in 2012 and we do not expect to make future contributions to The Yelp Foundation.

Intellectual Property

     We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology and algorithms by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

     In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. As of December 31, 2012, we had approximately 84 trademarks and service marks registered or pending in approximately 26 countries or regions. Our registration efforts have focused on gaining protection of the following trademarks (among others): Yelp and the Yelp burst logo. These marks are material to our business as they enable others to easily identify us as the source of the services offered under these marks and are essential to our brand identity.

     Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

     Companies in the Internet, media and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights. We are currently subject to, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Government Regulation

     As a company conducting business on the Internet, we are subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security, data protection and privacy, among other things. Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. In the area of information security and data protection, the laws in several states require companies to implement specific information security controls to protect certain types of information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. Any failure on our part to comply with these laws may subject us to significant liabilities.

Information About Segment and Geographic Revenue

     Information about segment and geographic revenue is set forth in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Seasonality

     Our business is affected by both cyclicality in business activity and seasonal fluctuations in Internet usage and advertising spending. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate.

Corporate and Available Information

     We were incorporated in Delaware on September 3, 2004 under the name Yelp, Inc., and we changed our name in late September 2004 to Yelp! Inc. and in February 2012 to Yelp Inc. Our principal executive offices are located at 706 Mission Street, San Francisco, California 94103, and our telephone number is (415) 908-3801. Our website address is www.yelp.com. Information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report.

     We file or furnish electronically with the Securities and Exchange Commission, or SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

     Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described below before making an investment decision. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

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

  increase the number of users of our website and mobile app and the number of reviews and other content on our platform;

  increase the revenue from advertisers on our website and mobile app;

  continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;

  effectively monetize our mobile products as usage continues to migrate toward mobile devices;

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

  effectively integrate businesses we may acquire, including Qype;

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

     If the demand for information regarding local businesses does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed. We may not be able to successfully address these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to address these risks and difficulties adequately could harm our business and cause our operating results to suffer.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to achieve or maintain profitability, particularly given our significant ongoing sales and marketing expenses. Our recent growth rate will likely not be sustainable, and a failure to maintain an adequate growth rate will adversely affect our results of operations and business.

     Since our inception, we have incurred significant operating losses, and, as of December 31, 2012, we had an accumulated deficit of approximately $60.4 million. Although our revenues have grown rapidly, increasing from $12.1 million in 2008 to $137.6 million in 2012, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

     Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google, Bing and Yahoo!. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Although traffic to our mobile app is less reliant on search results than traffic to our website, growth in mobile device usage may not decrease our overall reliance on search results if mobile users use our mobile website at the expense of our mobile app. In fact, growth in mobile device usage may exacerbate the risks associated with how and where we rank in search results because mobile device screens are smaller than desktop computer screens and therefore display fewer search results. Our website has experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our website could adversely impact our business and results of operations.

     Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website from Internet searches during the three months and year ended December 31, 2012. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

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

     Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 44% of the businesses that have been reviewed on our platform and 61% of our cumulative reviews through December 31, 2012. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

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

     Negative publicity about our company, including our technology, sales practices, personnel or customer service, could diminish confidence in and the use of our products. The media has previously reported allegations that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. These allegations, though untrue, could adversely affect our reputation and brand, require significant management time and attention, and subject us to inquiries or investigations. In order to demonstrate that our filtering process applies in a nondiscriminatory manner to both advertisers and non-advertisers, we have made all filtered reviews accessible on our platform. We have also allowed businesses to publicly comment on negative reviews so that they can provide their response. Nevertheless, our reputation and brand, the traffic to our website and mobile app and our business may suffer if negative publicity about our company persists or if users otherwise perceive that content on our website and mobile app is manipulated or biased. In addition, our website and mobile app serve as a platform for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.

If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.

     For the three months and year ended December 31, 2012, substantially all of our revenue was generated by the sale of advertising products. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince prospective advertisers of the benefits of our products, including those who may not be familiar with our products (such as those in new markets). In addition, we have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 44% of the businesses that have been reviewed on our platform and 61% of our cumulative reviews through December 31, 2012, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. We must also convince existing and prospective advertisers alike that our advertising products work to their benefit. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. Failure to maintain and expand the advertiser base could harm our business.

     Our advertisers do not typically have long-term obligations to purchase our products. In addition, we rely heavily on advertising spend by small and medium-sized local businesses, which have historically experienced high failure rates and often have limited advertising budgets. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, lower priced competitors, perceptions that our advertising solutions are unnecessary or ineffective, declining advertising budgets, closures and bankruptcies. We must continually add new advertisers both to replace advertisers who choose not to renew their advertising or who go out of business, or otherwise fail to fulfill their advertising contracts with us, to grow our business. Our advertisers’ decisions to renew depend on a number of factors, including the degree of satisfaction with our products and their ability to continue their operations and spending levels. The ratings and reviews that businesses receive from our users may also affect advertising decisions by current and prospective advertisers. For instance, favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise, and unfavorable ratings and reviews, on the other, could discourage businesses from advertising to an audience they perceive as hostile or cause them to form a negative opinion of our products and user base, which could discourage them from doing business with us. If our advertisers increase their rates of non-renewal or if we experience significant advertiser attrition or contract breach, or if we are unable to attract new advertisers in numbers greater than the number of advertisers that we lose, our client base will decrease and our business, financial condition and results of operations would be harmed.

If we fail to expand effectively into new markets, both domestically and abroad, our revenue and our business will be harmed.

     We intend to expand our operations into new markets, both domestically and abroad. We may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets places us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect, as we have in the past, to incur significant expenses and face various other challenges, such as expanding our sales force and community management personnel to reach those new markets. Our current and any future expansion plans will require significant resources and management attention. Furthermore, we have already entered many of the largest markets in the United States and further expansion in smaller markets may not yield similar results or sustain our growth.

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

  our ability to achieve prominent rankings for our content in unpaid search results, which may be more difficult in newer markets where we may have less content and more competitors than in established markets;

  the enforceability of our intellectual property rights;

  credit risk and higher levels of payment fraud;

  compliance with anti-bribery laws, including but not limited to compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act;

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

Many people use smartphones and other mobile devices to access information about local businesses. We have limited experience with mobile advertising and have prioritized the quality of user experience with our mobile products over short-term monetization. As a result, growth in use of our mobile app and mobile website, particularly if it substitutes for use of our website on personal computers, may adversely affect our results of operations and business.

     The number of people who access information about local businesses through mobile devices, including smartphones and handheld tablets or computers, has increased dramatically in the past few years and is expected to continue to increase. Although we currently deliver advertising on our mobile app and mobile website, we have limited experience with mobile advertising and have prioritized the quality of user experience with our mobile products over short-term monetization. With our ability to effectively monetize our mobile products unproven, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage. In addition, if consumers use our mobile app and mobile website as substitutes for, rather than in addition to, use of our website on personal computers and our mobile solutions prove ineffective, our advertisers may stop or reduce their advertising with us. Similarly, we may be unable to attract new advertisers if our mobile advertising solutions are not compelling. If our advertising solutions are not effective or we fail to continue to innovate and introduce enhanced mobile solutions, if our solutions alienate our user base, or if our solutions are not widely adopted or are insufficiently profitable, our business may suffer.

     Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such products. We are dependent on the interoperability of our mobile products with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade their functionality could adversely affect mobile usage. If we experience difficulties in the future in integrating our mobile app into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Google, with whose local products we compete, or Apple, Inc., our user growth and user engagement could be harmed. In addition, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore, or if we face increased costs to distribute our mobile app, our future growth and our results of operations could suffer. Further, in the event that it becomes more difficult for our users to access and use our mobile app, or if users choose to use mobile products that do not offer access to our mobile app, we may be unable to decrease our reliance on traffic from Google and other search engines.

We expect to face increased competition in the market.

     The market for information regarding local businesses and advertising is intensely competitive and rapidly changing. With the emergence of new technologies and market entrants, competition is likely to intensify in the future. Our competitors include, among others, offline media companies and service providers; newspaper, television and other media companies; Internet search engines, such as Google, Bing and Yahoo!; and various other online service providers and review websites. Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Google, Facebook, Yahoo! and Microsoft may be more successful than us in developing and marketing online advertising offerings directly to local businesses and many of our advertisers and potential advertisers may choose to purchase online advertising services from these competitors and may reduce their purchases of our products. In addition, many of our current and potential competitors have established marketing relationships with and access to larger client bases. As the market for local online advertising increases, new competitors, business models and solutions are likely to emerge. We also compete with these companies for the attention of contributors and consumers, and may experience decreases in both if our competitors offer more compelling environments. For all of these reasons, we may be unable to maintain or grow the number of people who use our website and mobile app and the number of businesses that use our advertising solutions and we may face pressure to reduce the price of our advertising solutions, in which case our business, results of operations and financial condition will be harmed.

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

     When third parties copy, publish or aggregate content from our platform, it makes them more competitive and decreases the likelihood that consumers will visit our website or use our mobile app to find the information they seek, which could negatively affect our business, results of operations and financial condition. We may not be able to detect such third-party conduct in a timely manner and, even if we could, we may not be able to prevent it. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may be inadequate to protect us against such practices. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights.

The impact of worldwide economic conditions, including the resulting effect on advertising spending by local businesses, may adversely affect our business, operating results and financial condition.

     Our performance is subject to worldwide economic conditions and their impact on levels of advertising spend by small and medium-sized businesses, which may be disproportionately affected by economic downturns. In the event of an economic slowdown or deterioration of worldwide economic conditions, our existing and potential advertising clients may no longer consider investment in our advertising solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, web-based advertising solutions may be viewed by some of our existing and potential advertising clients as a lower priority and could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our solutions or default on their payment obligations to us. In addition, economic conditions may adversely impact levels of consumer spending, which could adversely impact the numbers of consumers visiting our website and mobile app. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. If spending at many of the local businesses reviewed on our platform declines, businesses may be less likely to use our advertising products, which could have a material adverse effect on our financial condition and results of operations.

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

     We receive, store and process personal information and other user data, including credit card information for certain users. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. For example, the Federal Trade Commission, or FTC, currently expects companies like Yelp to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use and storage of consumer information, establishing principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines as described in our published privacy policy. For example, we disclose that we collect a range of information about our users, such as their names, email addresses, search histories and activity on our platform. We also use and store such information primarily to personalize the experience on our platform, provide customer support and display relevant advertising. While we do not sell or share personally identifiable information with third parties for direct marketing purposes, we do have relationships with third parties that may allow them access to user information for other purposes. For example, when we outsource functions such as technical and customer support, tracking and reporting, quality assurance and payment processing to other companies, we make user information available to those companies to the extent necessary for them to provide the outsourced services. We believe our policies and practices comply with the FTC privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes.

     We also generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies such as TRUSTe). It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

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

     Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. As a result, the regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. The U.S. government, including the White House, the FTC and the Department of Commerce, are reviewing the need for greater regulation of the collection of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices. The White House recently published a report calling for a consumer privacy Bill of Rights that could impact the collection of data. Legislative changes have been proposed abroad as well, including recent proposals by the European Commission to reform its existing data protection legal framework. Various government and consumer agencies have also called for new regulation and changes in industry practices. Recently, the State of California and several other states have adopted privacy guidelines with respect to mobile applications. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Similarly, changes like these could make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue. In any of the cases above, our business could suffer.

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

  migrating Qype users and content to our platform;

  implementing and retaining uniform standards, controls, procedures, policies and information systems; and

  managing the combined business effectively.

     It is possible that the integration process could result in the loss of technical skills and management expertise of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and services. In addition, following the acquisition of Qype, we began implementation of a restructuring plan affecting approximately 35 Qype employees in order to eliminate redundancies within the combined business and improve operational efficiencies. Such restructuring efforts could result in reduced efficiency of retained employees and may result in employees, whether or not directly affected by the restructuring, seeking future employment with our business partners or competitors. Although employees are subject to confidentiality requirements, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our ability to realize the full benefits of the acquisition will depend upon our ability to retain highly skilled personnel. We may have difficulty retaining such personnel as a result of the restructuring.

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

     Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. We have limited experience as a company in the complex process of acquiring other businesses and technologies. The pursuit of potential future acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations or our ability to achieve profitability.

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

     We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights and the rights of current and former employees and business owners. For example, third parties have sued us for allegedly violating their patent rights (we are currently a defendant in numerous such suits, all of which involve plaintiffs targeting multiple defendants in the same or similar suits), an action was filed against us on behalf of current and former employees claiming that we violated labor and other laws (we have received final court approval to settle the suit for approximately $0.8 million) and various businesses have sued us alleging that we manipulate Yelp reviews in order to coerce them and other businesses to pay for Yelp advertising (one such suit was voluntarily dismissed, and two others were consolidated and dismissed with prejudice, although the plaintiffs are seeking an appeal). In addition, Deutsche Telekom AG, or Deutsche Telekom, has filed two suits against Qype in Germany regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom; both claims have been rejected in full by the German court, although Deutsche Telekom has appealed the decisions to the Higher Regional Court of Cologne, which referred the appeals to the Higher Regional Court of Düsseldorf. The appeals are expected to be heard in the first half of 2013.

     Other claims against us can be expected to be made in the future. Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs. We do not own any patents, and, therefore, may be unable to deter competitors or others from pursuing patent or other intellectual property infringement claims against us.

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

  our ability to protect and grow our intellectual property;

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

  our ability to manage successfully any acquisitions of businesses, solutions or technologies, including Qype;

  changes in government regulation affecting our business;

  interruptions in service and any related impact on our reputation;

  the attraction and retention of qualified employees and key personnel;

  our ability to choose and effectively manage third-party service providers;

  the impact of fluctuations in currency exchange rates;

  changes in consumer behavior with respect to local businesses;

  fluctuations in spending by our advertisers due to seasonality, such as historically stronger spending in the fourth quarter of each year, or other factors;

  the effects of natural or man-made catastrophic events;

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

     We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, software engineers, marketing professionals and advertising sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, which mean they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

     We regard the protection of our trade secrets, copyrights, trademarks and domain names as critical to our success. In particular, we must maintain, protect and enhance the “Yelp” brand. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain jurisdictions abroad. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technologies by others.

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

     Our platform involves the storage and transmission of user and business information, some of which may be private, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Like all online services, our platform is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. If we experience compromises to our security that result in performance or availability problems, the complete shutdown of our website or the loss or unauthorized disclosure of confidential information, our users or advertisers may lose trust and confidence in us and decrease their use of our platform or stop using our platform entirely, and we would suffer reputational and financial harm. For example, we work with third party vendors to process credit card payments by certain of our users and local businesses and are subject to payment card association operating rules. If our security measures fail to protect this information adequately as a result of employee error, malfeasance or otherwise, or we fail to comply with the applicable operating rules, we could be liable to our users and local businesses for their losses, as well as the vendors under our agreements with them, we could be subject to fines and higher transaction fees, we could face regulatory action and our users, local businesses and vendors could end their relationships with us, any of which could harm our business and financial results.

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

     We are subject to a variety of laws in the United States and abroad, including laws regarding data retention, privacy, distribution of user-generated content and consumer protection, that are frequently evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is also likely that if our business grows and evolves and our solutions are used in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

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

     Our Yelp Deals products may be deemed gift certificates, store gift cards, general-use prepaid cards or other vouchers, or “gift cards,” subject to, among other laws, the federal Credit Card Accountability Responsibility and Disclosure Act of 2009, or the Credit CARD Act, and similar federal, state and foreign laws. Many of these laws include specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, the Credit CARD Act requires that gift cards expire no earlier than five years after their issue. Yelp Deals are comprised of two components: (i) the purchase value, which is the amount paid by the purchaser and which does not expire, and (ii) the promotional value, which is the remaining value for which the Yelp Deal can be redeemed during a limited period, which typically ends one year after the date of purchase. If, contrary to our belief, the Credit CARD Act and similar state laws were held to apply to the promotional value component of Yelp Deals, consumers would be entitled to redeem the promotional value component of their Yelp Deals for up to five years after their issue, and we could face liability for redemption periods that are less than five years. Various companies that provide deal products similar to ours are currently defendants in purported class action lawsuits that have been filed in federal and state court claiming that their deal products are subject to the Credit CARD Act and various state laws governing gift cards and that the defendants have violated these laws as a result of expiration dates and other restrictions they have placed on their deals. Similar lawsuits have been filed in other locations in which we plan to sell our Yelp Deals, such as the Canadian province of Ontario, alleging similar violations of provincial legislation governing gift cards.

     The application of various other laws and regulations to our products, and particularly our Yelp Deals and Gift Certificates, is uncertain. These include laws and regulations pertaining to unclaimed and abandoned property, partial redemption, refunds, revenue-sharing restrictions on certain trade groups and professions, sales and other local taxes and the sale of alcoholic beverages. For example, although it is the responsibility of merchants to redeem or refund unexpired Yelp Deals and Gift Certificates that they offer through our platform, the law might be interpreted to require that we redeem or refund them. Because merchants alone, and not Yelp, are in a position to track the redemption of Yelp Deals and Gift Certificates, we may not be able to comply with such a requirement without substantial and potentially costly changes to our infrastructure and business practices. In addition, we may become, or be determined to be, subject to federal, state or foreign laws regulating money transmitters or aimed at preventing money laundering or terrorist financing, including the Bank Secrecy Act, the USA PATRIOT Act and other similar future laws or regulations.

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

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

     Under accounting principles generally accepted in the United States, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered include a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We recorded a significant amount of goodwill related to our acquisition of Qype in the fourth quarter of 2012. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill and intangible assets. Any such material charges may have a material negative impact on our financial and operating results.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founders, directors, executive officers and employees and their affiliates, and limiting your ability to influence corporate matters.

     Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 94.5% of the voting power of our outstanding capital stock as of December 31, 2012. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

Our share price has been and will likely continue to be volatile.

     The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in March 2012 at a price of $15.00 per share through February 15, 2013, our stock’s daily closing price has ranged from $15.22 to $28.89. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, factors that may cause volatility in our share price include:

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

     Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers and employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We have a small public float relative to the total number of shares of our Class A and Class B common stock that are issued. As of December 31, 2012, we had 23,380,283 shares of Class A common stock and 40,124,986 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

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

     We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending 2013. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.

Item 1B. Unresolved Staff Comments.

     None.

Item 2. Properties.

     Our principal executive offices in North America are currently located at 706 Mission Street, San Francisco, California, where we lease office space pursuant to a lease agreement that expires in September 2013. In May 2012, we entered into a lease agreement for office space located at 140 New Montgomery Street, San Francisco, California, which is intended to serve as our principal executive offices beginning in October 2013. We also lease office space in Scottsdale, Arizona and New York, New York, and currently our international offices are located in Dublin, Ireland, London, England, Hamburg, Germany and Berlin, Germany. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

Item 3. Legal Proceedings.

     In February and March 2010, we were sued in two putative class actions on behalf of local businesses asserting various causes of action based on claims that we manipulated the ratings and reviews on our platform to coerce local businesses to buy our advertising products. These cases were subsequently consolidated in an action asserting claims for violation of the California Business & Professions Code, extortion and attempted extortion based on the conduct they allege and seeking monetary relief in an unspecified amount and injunctive relief. In October 2011, the court dismissed this consolidated action with prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit, but the appeal has not yet been heard. Due to the preliminary nature of this potential appeal, we are unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from an appeal.

     In March 2011, we were sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code and seeking monetary relief in an unspecified amount. In December 2012, the Court issued a judgment giving final approval to a settlement of this matter, without any admission of liability on our part, for payments by us in an aggregate amount of approximately $0.8 million.

     Qype, our indirect wholly-owned subsidiary, is party to two lawsuits regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom between 2005 and 2008 at a rate set by the German Federal Network Agency, or FNA. Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008. In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. The appeal is expected to be heard in the first half of 2013. In addition, on August 6, 2012, Deutsche Telekom filed a claim against Qype in the Regional Court of Bonn for approximately €118,400 plus interest asserting Qype was unjustly enriched as a result of paying an insufficient rate for directory data from 2005 to 2008. Following a hearing on December 19, 2012, the court dismissed Deutsche Telekom’s claim in full. Deutsche Telekom has appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court of Düsseldorf. The appeal is expected to be heard in the first half of 2013.

     In addition, we are subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

     Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     Our Class A common stock, par value $0.000001 per share, has been listed on the New York Stock Exchange LLC, or NYSE, under the symbol “YELP” since March 2, 2012. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock. The following table sets forth on a per share basis the high and low intraday sales prices of our Class A common stock as reported by the NYSE for the periods indicated:

Year Ended December 31, 2012:	High	Low
Quarter ended March 31, 2012 (beginning March 2, 2012)	$31.96	$19.36
Quarter ended June 30, 2012	$28.40	$14.10
Quarter ended September 30, 2012	$28.93	$17.50
Quarter ended December 31, 2012	$29.48	$16.32

     On February 15, 2013, the last reported sale price of our Class A common stock was $21.96.

Stockholders

     As of the close of business on February 15, 2013, there were 75 stockholders of record of our Class A common stock and 54 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

     We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Performance Graph

     We have presented below the cumulative total return to our stockholders during the period from March 2, 2012 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2012 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Index	3/2/12	3/30/12	4/30/12	5/31/12	6/29/12	7/31/12	8/31/12	9/28/12	10/31/12	11/30/12	12/31/12
Yelp Inc.	100.00	179.27	152.40	111.40	151.53	133.07	146.67	180.33	160.67	126.07	125.67
NYSE Composite	100.00	101.18	100.11	92.56	96.52	98.31	99.93	102.91	102.78	103.40	105.63
Index
NYSE Arca Tech	100.00	104.53	101.90	93.45	97.23	97.35	100.88	103.22	97.91	100.68	103.53
100 Index

     The information under “Performance Graph” is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act, and is not to be incorporated by reference in any filing of Yelp under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report and irrespective of any general incorporation language in those filings.

Use of Proceeds from Public Offering of Common Stock

     On March 2, 2012, we closed our initial public offering, in which we sold 8,172,500 shares of Class A common stock at a price to the public of $15.00 per share. The aggregate offering price for shares sold in the offering was approximately $122.6 million. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178030), which was declared effective by the SEC on February 16, 2012. Goldman, Sachs & Co. acted as the lead bookrunning manager and representative of the underwriters for the initial public offering. Citigroup Global Markets Inc. and Jefferies & Company, Inc. acted as joint bookrunning managers and Allen & Company LLC and Oppenheimer & Co. Inc. acted as co-managers for the initial public offering.

     Our use of proceeds to date has been as described in our final prospectus, or the Prospectus, filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 2, 2012, and has included the approximately $24.3 million cash portion of the purchase price of Qype. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus. We have invested the funds received that have not yet been utilized in registered money market funds.

Issuer Purchases of Equity Securities

     The table below provides information with respect to repurchases of shares of our Class A common stock. No shares of our Class B common stock were repurchased during this period.

Total Number of
			Shares	Maximum
			Purchased as	Number of
	Total	Weighted	Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
October 1 – October 31, 2012	—	—	—	—
November 1 – November 30, 2012	3,941	$18.67	—	—
December 1 – December 31, 2012	—	—	—	—
Total	3,941	—	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan.

Item 6. Selected Financial Data.

     The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. The consolidated statements of operations data for the years ended December 31, 2009 and 2008, as well as the consolidated balance sheet data as of December 31, 2010, 2009 and 2008, are derived from audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$137,567	$83,285	$47,731	$25,808	$12,139
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization
shown separately below)	9,928	5,931	3,137	1,121	608
Sales and marketing	85,915	54,539	33,919	17,979	10,039
Product development	20,473	11,586	6,560	3,243	2,047
General and administrative	31,531	17,234	11,287	4,597	5,113
Depreciation and Amortization	7,223	4,238	2,334	1,201	571
Restructuring and Integration Costs	1,262	—	—	—	—
Contribution to The Yelp Foundation	—	5,928	—	—	—
Total costs and expenses	156,332	99,456	57,237	28,141	18,378
Loss from operations	(18,765)	(16,171)	(9,506)	(2,333)	(6,239)
Other income (expense), net	(226)	(395)	15	33	434
Loss before income taxes	(18,991)	(16,566)	(9,491)	(2,300)	(5,805)
Provision for income taxes	(122)	(102)	(75)	(8)	(4)
Net loss	(19,113)	(16,668)	(9,566)	(2,308)	(5,809)
Accretion of redeemable convertible preferred stock	(32)	(189)	(175)	(32)	(30)
Net loss attributable to common stockholders	$(19,145)	$(16,857)	$(9,741)	$(2,340)	$(5,839)
Net loss per share attributable to common stockholders:
Basic	$(0.35)	$(1.10)	$(0.71)	$(0.19)	$(0.63)
Diluted	$(0.35)	$(1.10)	$(0.71)	$(0.19)	$(0.63)
Weighted-average shares used to compute net loss per share
attributable to common stockholders:
Basic	54,149	15,291	13,774	12,344	9,246
Diluted	54,149	15,291	13,774	12,344	9,246
Other Financial and Operational Data:
Reviews(1)	35,959	24,817	15,115	8,834	4,689
Unique Visitors(2)	86,308	65,796	39,356	26,077	15,736
Claimed Local Business Locations(3)	994	606	307	120	25
Active Local Business Accounts(4)	40	24	11	7	4
Adjusted EBITDA(5)	$4,598	$(1,128)	$(5,741)	$(575)	$(5,303)

(1)	Represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were then being filtered or that had been removed from our platform. We define a review as each individually written assessment submitted by a user who has registered by creating a public profile on our platform. For more information, including information regarding filtered and removed reviews, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Reviews.”

(2)	Represents the average number of monthly unique visitors for the last three months of the period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of the three-month period to calculate average monthly unique visitors. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Unique Visitors.”

(3)	Represents the cumulative number of business locations that have been claimed on Yelp worldwide since 2008, as of the period end. We define a claimed local business location as each business address for which a business representative visits our website and claims the free business listing page for the business located at that address. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Claimed Local Business Locations.”

(4)	Represents the number of active local business accounts from which we recognized revenue during the last three months of the period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Active Local Business Accounts.”

(5)	We define adjusted EBITDA as net income (loss), adjusted to exclude: provision (benefit) for income taxes, other income (expense), net, interest income, depreciation and amortization, stock-based compensation, restructuring and integration costs, and contribution to The Yelp Foundation. See “—Non-GAAP Financial Measures—Adjusted EBITDA” for more information and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$122	$50	$26	$—	$—
Sales and marketing	4,917	1,607	662	221	141
Product development	1,705	721	260	179	64
General and administrative	8,134	2,499	483	157	160
Total stock-based compensation	$14,878	$4,877	$1,431	$557	$365

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$95,124	$21,736	$27,074	$15,074	$14,869
Property, equipment and software, net	14,799	9,881	5,256	2,184	1,751
Working capital	90,267	18,996	28,741	15,092	17,032
Total assets	187,696	43,821	41,015	20,817	21,368
Redeemable convertible preferred stock	—	55,435	55,246	30,877	30,845
Total stockholders’ equity (deficit)	165,662	(24,347)	(20,889)	(13,169)	(11,548)

Non-GAAP Financial Measures

Adjusted EBITDA

     To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Annual Report adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation below of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

     We have included adjusted EBITDA because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

  adjusted EBITDA does not consider any dilutive impact of our contribution to The Yelp Foundation;

  adjusted EBITDA does not take into account any restructuring and integration costs associated with our acquisition of Qype; and

  other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

     Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(19,113)	$(16,668)	$(9,566)	$(2,308)	$(5,809)
Provision for income taxes	122	102	75	8	4
Other income (expense), net	226	395	(15)	(33)	(434)
Depreciation and amortization	7,223	4,238	2,334	1,201	571
Stock-based compensation	14,878	4,877	1,431	557	365
Restructuring and integration costs	1,262	—	—	—	—
Contribution to The Yelp Foundation	—	5,928	—	—	—
Adjusted EBITDA	$4,598	$(1,128)	$(5,741)	$(575)	$(5,303)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.

Overview

     Yelp connects people with great local businesses. Our users have contributed a total of approximately 36.0 million reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 86.3 million unique visitors used our website, and our mobile application was used on approximately 9.2 million unique mobile devices, on a monthly average basis during the quarter ended December 31, 2012. Businesses of all sizes use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the contributors who write reviews, the consumers who read them and the local businesses that they describe.

     As of December 31, 2012, we are active in 53 Yelp markets in the United States and 44 Yelp markets internationally. This footprint represents a small fraction of the potential domestic and international markets that we are currently targeting for expansion. Our domestic expansion plans include growth in our existing markets as well as expansion into new markets, many of which are smaller than our current markets, as we look to expand our breadth of coverage.

     Internationally, as we are in the early stages of establishing our footprint, we are targeting a mix of both large and small markets. On October 23, 2012, we and Yelp Ireland Ltd., our wholly-owned subsidiary, entered into a share purchase agreement with Qype and its shareholders pursuant to which Yelp Ireland Ltd. acquired all the outstanding equity interests in Qype for €18.6 million (approximately $24.3 million at the time of closing) in cash and 968,919 shares of our Class A common stock with an estimated fair value of approximately $23.3 million. The transaction closed upon the execution of the share purchase agreement and Qype became our indirect wholly-owned subsidiary. We expect the addition of Qype to contribute approximately $6 million to our revenue and increase our operating expense by approximately $6 million in the year ending December 31, 2013. We believe the acquisition of Qype will accelerate the expansion of our international footprint as its largest markets — Germany and the United Kingdom — are key markets for us, and together we will have a substantially increased presence in these markets. We have not yet made any substantive effort to monetize the international markets we have developed organically and have not generated significant revenue from international markets to date.

     We plan to continue investing in additional domestic and international markets as we seek to emulate our growth to date. We develop each market in the following stages:

     Identification. We select new markets based on a number of different city- or country-specific criteria, including but not limited to population size, local gross domestic product, pre-existing base of reviews on our platform, Internet and wireless penetration, proximity to existing markets, number of local businesses and local ad market growth rate.

     Preparation and Launch. Before launching a market in any country, we license business listing information from third-party data providers and create individual pages for each business location in the entire country. We sometimes hire temporary local employees, called “scouts,” to provide additional rich content, such as reviews, photos and hours of operation. At launch, consumers can read and write reviews about any business on our platform and contribute information about businesses that are not already listed. We have active Yelp markets in Australia, Austria, Belgium, Canada, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Norway, Poland, Singapore, Spain, Sweden, Switzerland, Turkey, the United Kingdom and the United States.

     Growth. After launch, we focus on attracting contributors, consumers and local businesses to our platform. In each Yelp market, we hire a Community Manager, a local resident who helps increase awareness of our platform and who fosters a local community of contributors. The primary responsibilities of a Community Manager include:

  planning and executing fun and engaging events for the community, such as parties, outings and activities at restaurants, museums, hotels and other local places of interest;

  getting to know our users and helping them get to know one another as a way to foster an offline community experience that can be transferred online;

  promoting Yelp, including guest appearances on local television and radio and at local events like concerts and street fairs; and

  writing weekly e-mail newsletters to share information with the community about local businesses, events and activities.

     Through these activities, we believe Community Managers help increase the frequency of use of our platform that drives a network effect, whereby contributed reviews expand the breadth and depth of our review base and this expansion draws an increasing number of consumers to access the content on our platform, thus inspiring new and existing contributors to create additional reviews that can be shared with this growing audience.

     Scale. At scale, our platform reaches a critical mass of reviews, consumers and active local business accounts, and we begin an active sales effort to local businesses. Thereafter, our largest expense is related to sales efforts to attract local business advertising customers. In Yelp markets that have attained this level of development, we expect to achieve economies of scale and operating cost leverage.

     Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. As we continue to launch new markets, we believe that we will follow a similar pattern of investment preceding revenue growth. The table below summarizes the expansion of our business since inception:

	2007	2008	2009	2010	2011	2012
Cumulative Yelp Markets(1)	14	20	27	49	71	97
New Yelp Markets(1)	8	6	7	22	22	26
Yelp Markets(1)	San Diego	Philadelphia	Sacramento	Raleigh-Durham	Milwaukee	Richmond
(United States)	DC	Denver	Honolulu	Kansas City	Pittsburgh	Oklahoma City
	Austin	Minneapolis	St. Louis	Las Vegas	Tampa Bay	Hampton Roads
	Atlanta	Dallas	Orlando	San Antonio	Louisville	Birmingham
	Portland	Miami		Columbus	Baltimore	Madison
	Houston	Detroit		Indianapolis	Memphis	Albuquerque
	Phoenix			Charlotte	Hartford	Jacksonville
	San Jose			Cincinnati	Buffalo
Tucson
Nashville
New Orleans
Cleveland
Salt Lake City
Providence
Yelp Markets(1)			London	Dublin	Amsterdam	Antwerp
(International)			Toronto	Leeds	Halifax	Brussels
			Vancouver	Paris	Edinburgh	Brisbane
				Berlin	Vienna	Florence
				Glasgow	Hamburg	Lille
				Manchester	Lyon	Perth
				Calgary	Madrid	Seville
				Edmonton	Munich	Sydney
					Marseille	Adelaide
					Montreal	Copenhagen
					Rome	Oslo
					Barcelona	Ottawa
					Milan	Stockholm
					Melbourne	Valencia
Helsinki
Birmingham
Singapore
Zurich
Metrics (in thousands):
Reviews(2)	1,993	4,689	8,834	15,115	24,817	35,959
Unique Visitors(3)	5,717	15,736	26,077	39,356	65,796	86,308
Claimed Business Locations(4)	NA	25	120	307	606	994
Active Local Business Accounts(5)	—	4	7	11	24	40

(1)	A Yelp Market is defined as a city or region where we have hired a Community Manager. Cumulative Yelp Markets represents the cumulative number of Yelp Markets as of the end of each of the years in the period from 2007 through 2012.

(2)	Represents the cumulative number of reviews submitted to Yelp since inception, as of the end of each of the years in the period from 2007 through 2012, including reviews that were then being filtered or that had been removed from our platform. We define a review as each individually written assessment submitted by a user who has registered by creating a public profile on our platform. For more information, including information regarding filtered and removed reviews, see “—Key Metrics—Reviews.”

(3)	Represents the average number of monthly unique visitors for the last quarter of each of the years in the period from 2007 through 2012. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of the three-month period to calculate average monthly unique visitors. For more information, see “—Key Metrics—Unique Visitors.”

(4)	Represents the cumulative number of business locations that have been claimed on Yelp worldwide since 2008, as of the end of each of the years in the period from 2008 through 2012. For more information, see “—Key Metrics—Claimed Local Business Locations.”

(5)	Represents the number of active local business accounts from which we recognized revenue during the last quarter of each of the years in the period from 2007 through 2012. For more information, see “—Key Metrics—Active Local Business Accounts.”

     We provide local businesses both free and paid services to connect with our large audience of consumers. Our free services include a business owner’s account that allows local merchants to update business listing information and respond to reviews in real time. We generate revenue from our paid services to local businesses, which include enhanced business listings, search advertising solutions, Yelp Deals and Gift Certificates, as well as the sale of brand advertising. Many of our active local business accounts pay us on a monthly basis, primarily by credit card. To date, almost all of our revenue and a majority of our expenses have been denominated in U.S. dollars. As we expand internationally, however, we expect to generate an increasing percentage of revenue, and incur an increasing percentage of our expenses, in foreign currencies.

     While our core local online advertising business in the United States has a significant and growing base of revenue, we have invested in several initiatives to enhance our future growth opportunities. We first launched internationally in Canada in 2008 and have continued to expand across Canada, Europe, Australia and other regions to reach 44 Yelp markets internationally as of December 31, 2012. In the third quarter of 2012, we began selling our advertising products internationally. Although our revenue from international markets only represented approximately 2.2% of our consolidated revenue in the year ended December 31, 2012, we opened a sales office in London in the third quarter of 2012 and plan to continue to grow our sales force, including our international sales force, so we can reach more businesses internationally. In the fourth quarter of 2012, we expanded our European sales operations through our acquisition of Qype and its established European sales force. In addition, we introduced our first mobile app in 2008, and, during the quarter ended December 31, 2012, our mobile app was used on approximately 9.2 million unique mobile devices on a monthly average basis. We currently deliver advertising on both our mobile website and mobile app, and plan to continue to innovate and introduce enhanced mobile solutions as mobile usage increases.

     Each day, millions of consumers come to our platform to connect with great local businesses. In the year ended December 31, 2012, our net revenue was $137.6 million, which represented an increase of 65% from the year ended December 31, 2011, and we generated a net loss of $19.1 million and adjusted EBITDA of $4.6 million. In the year ended December 31, 2011, our net revenue was $83.3 million, which represented an increase of 74% from the year ended December 31, 2010, and we generated a net loss of $16.7 million and an adjusted EBITDA loss of $1.1 million.

     Our overall philosophy is to invest for long-term growth. Accordingly, we do not expect to be profitable in the near term as we anticipate that our operating expenses will increase significantly in the foreseeable future. Specifically, we have made significant investments in our business and expect to continue investing in marketing and product development to improve both the consumer and local business experience on our online and mobile platforms. In addition, we expect to continue to grow our sales organization both domestically and abroad. We believe that our entry into new markets and expansion in existing markets provides our largest opportunity for future growth. Accordingly, we have determined to forgo the achievement of near-term profitability in return for long-term growth.

     We also expect to invest between $6 million and $8 million annually for the next two years in capital expenditures as we continue to grow our business, the majority of which we expect to use to upgrade our technology and infrastructure to improve the ability of our platform to handle the projected increase in usage and enable the release of new features and solutions. In addition to the expenditures noted above, we also expect to invest approximately $7 million in capital expenditures in 2013 for the build out of our San Francisco headquarters as we move to a new facility in October 2013.

Factors Affecting Our Performance

     Ability to Attract and Retain Local Businesses. Our revenue growth is driven by our ability to acquire and retain local business advertisers that purchase our advertising solutions. Our largest sales and marketing expenses consist of the costs associated with acquiring local business advertisers. We spent a majority of our $85.9 million sales and marketing expense for 2012 on initiatives relating to local business advertiser acquisition and expect to continue to expend significant amounts to attract additional local business advertisers. Failure to effectively attract and retain paying local business advertisers would adversely affect our revenue and operating results.

     New Market Development. Our long-term growth depends on our ability to successfully develop new and existing domestic and international markets. We expanded into 26 new markets during 2012, increasing our total market reach to 97 domestic and international markets. It can take years for our platform to achieve a critical mass of consumers and reviews to drive meaningful traction of our advertising solutions and begin to generate revenue in a particular market. As a result, we may continue to generate losses in new markets for an extended period, and different markets can be expected to grow at different rates and generate varying levels of revenue. As with most businesses, we expect our revenue growth to slow as our business matures over time. Local advertising revenue for our oldest cohort of U.S. markets, which launched in 2005-2006, grew at a 59% year-over-year rate for the year ended December 31, 2012, compared to the year ended December 31, 2011. This rate is lower than the growth rate of local advertising revenue for the 2007-2008 cohort, which grew at 86% in the same period, and the 2009-2010 cohort, which grew at 177% in the same period. We believe this is indicative of continued revenue growth, but slowing revenue growth for more mature markets.

     We opened a sales office in London in the third quarter of 2012 and plan to continue to grow our sales force, including our international sales force, so we can reach more businesses internationally. In the fourth quarter of 2012, we expanded our European sales operations through our acquisition of Qype and its established European sales force.

     Increasing Mobile Usage. Although we currently deliver advertising on our mobile app and mobile website, we have limited experience with mobile advertising and have prioritized the quality of user experience with our mobile products over short-term monetization. The increasing use of our platform on mobile devices may also affect our performance, particularly if mobile use substitutes for use of our website on personal computers. For example, we believe use of our mobile app and mobile website are complementary to the use of our website; however, if mobile device usage is substituting for, rather than incremental to, usage of our website on personal computers and our mobile advertising solutions prove ineffective, this trend could adversely impact our business.

     Investment in Growth. We have aggressively invested in the growth of our platform and intend to continue to invest to support this growth as we expand our platform, grow our contributor and local business base, hire additional employees and further develop our technology. We also plan to invest in product development as we continue to innovate and introduce new products for our website and mobile app, explore new platforms and distribution channels and grow and develop advertising and e-commerce products and partner arrangements that provide incremental value to our advertisers and business partners to encourage them to increase their advertising budgets allocated towards our platform. We expect that these investments will increase our operating expenses, and that any increase in revenue resulting from product innovations will likely trail the increase in expenses.

     User Engagement. Changes in user engagement, as reflected in consumer traffic and the quality and quantity of contributed content, will also affect our revenue and financial performance. As more people use our platform, more of them write reviews, add photos and tips. Each review, photo or tip that a user contributes helps expand the breadth and depth of the content on our platform, drawing in more consumers and more prospective contributors. This virtuous cycle, which increases consumer traffic and content, improves our value proposition to local businesses as they seek low-cost, easy-to-use and effective advertising solutions to target a large number of intent-driven consumers. Accordingly, increased user engagement will enhance the usefulness of our platform for users and local businesses alike, benefiting our business in the long term. If user engagement decreases and traffic to our website and on our mobile app decline as a result, our advertisers may stop or reduce the amount of advertising on our platform and our business could be harmed.

     Acquisitions. As part of our business strategy, we may determine to expand our product offerings and grow our business through the acquisition of complementary businesses or technologies. For example, in October 2012, we acquired Qype to accelerate our international expansion. Our acquisitions will affect our future financial results due to factors such as the amortization of acquired intangible assets and may also result in potential charges such as restructuring costs or impairment expense.

     Impact of Economic Conditions on Local Businesses. We generate a significant portion of revenue from local businesses advertising on Yelp. Many local businesses have limited financial resources, making them more vulnerable to weak economic conditions. A worsening economic outlook would likely cause businesses to decrease investments in advertising, which would adversely affect our revenue.

How We Generate Revenue

     We generate revenue from local advertising, brand advertising and other services, including Yelp Deals, Gift Certificates and partner arrangements. The following table provides a breakdown of our net revenue.

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net revenue by product:
Local advertising	$109,159	$58,473	$33,759
Brand advertising	20,579	17,686	12,046
Other services	7,829	7,126	1,926
Total	$137,567	$83,285	$47,731

Percentage of total net revenue by product:
Local advertising	79%	70%	71%
Brand advertising	15	21	25
Other services	6	9	4
Total	100%	100%	100%

     Local Advertising. We generate revenue from local advertising programs, including enhanced profile pages and performance and impression-based advertising in search results and elsewhere on our website and our mobile app.

     Brand Advertising. We generate revenue from brand advertising through the sale of display advertisements (both graphic and text) on our website, including advertisements from leading national brands in the automobile, financial services, logistics, consumer goods and health and fitness industries.

     Other Services. We generate other revenue through the sale of Yelp Deals and Gift Certificates, monetization of remnant advertising inventory through third-party ad networks and various partner arrangements related to reservations. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of the deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to customers through their business profile page. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate. We also generate a small portion of our revenue through revenue-sharing arrangements with partner companies. Currently, our revenue-sharing partner arrangements provide for the ability for consumers to make reservations on OpenTable and Orbitz through Yelp.

Key Metrics

     We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

     Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were then being filtered or that had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include filtered and removed reviews because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our filtering technology continually reassesses which reviews to filter based on new information, the “filtered” or “unfiltered” status of reviews may change over time. Reviews that are being filtered or have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the filtered reviews for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of December 31, 2012, approximately 33.3 million reviews were available on business profile pages, including approximately 8.1 million reviews that were being filtered, after accounting for the approximately 2.7 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

     From December 31, 2011 to December 31, 2012, the cumulative number of reviews (including filtered and removed reviews) contributed to Yelp increased by 45% from approximately 24.8 million to 36.0 million, and from December 31, 2010 to December 31, 2011, the cumulative number of reviews (including filtered and removed reviews) contributed to Yelp increased by 64% from approximately 15.1 million to 24.8 million. This increase in reviews is a key driver of our platform’s value proposition to consumers seeking information on local business and to local businesses seeking to engage consumers. Growth in reviews also provides us with the benefit of a network effect that attracts more consumers, contributors and local businesses. As we expand internationally, growth in reviews will depend, in part, on our ability to include additional languages on our website and mobile app.

     Unique Visitors. Unique visitors represent the average number of monthly unique visitors over a given three-month period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of a given three-month period to calculate average monthly unique visitors. We track unique visitors based on the number of visitors with unique cookies who have visited our website using either a computer or mobile browser, as measured by Google Analytics, a product that provides digital marketing intelligence. Unique visitors do not include visitors who access our platform through our mobile app. For the quarter ended December 31, 2012, our mobile app was used on approximately 9.2 million unique mobile devices on a monthly average basis. Because the number of unique visitors is based on visitors with unique cookies, an individual who accesses our website from multiple devices with different cookies will be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie will be counted as a single unique visitor.

     From the quarter ended December 31, 2011 to the same period of 2012, average monthly unique visitors increased by 31% from approximately 65.8 million to 86.3 million, and from the quarter ended December 31, 2010 to the same period of 2011, average monthly unique visitors to our website increased by 67% from approximately 39.4 million to 65.8 million, reflecting an increase in brand awareness and our domestic and international expansion. We view unique visitors as a key indicator of our brand awareness among consumers and whether we are providing consumers with useful products and features, thereby increasing their usage of our platform. We believe that a higher level of usage may contribute to an increase in sales of our advertising solutions, as businesses will have access to a larger potential customer base.

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

     From December 31, 2011 to December 31, 2012, the number of claimed local business locations increased by 64% from approximately 606,000 to 994,000, and from December 31, 2010 to December 31, 2011, the number of claimed local business locations increased by 97% from approximately 307,000 to 606,000. We view the number of claimed local business locations as an indicator of an increased brand awareness among local businesses and an opportunity to introduce those local businesses to our advertising solutions.

     Active Local Business Accounts. The number of active local business accounts represents the number of active local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

     From the quarter ended December 31, 2011 to the quarter ended December 31, 2012, the number of active local business accounts increased by 68% from approximately 23,700 to 39,800, and from the quarter ended December 31, 2010 to the quarter ended December 31, 2011, the number of active local business accounts increased by 109% from approximately 11,300 to 23,700. Of the approximately 39,800 total active local business accounts for the quarter ended December 31, 2012, approximately 28,600, or approximately 72%, were existing advertisers from which we recognized local advertising revenue in the immediately preceding 12-month period, and approximately 11,200, or approximately 28%, were advertisers from which we did not recognize any local advertising revenue in that immediately preceding 12-month period. We view the number of active local business accounts as an indicator of the health of our business, our brand awareness and the benefit that a business ascribes to the consumers coming to our website or using our mobile app, as well as our ability to grow our market share. It also provides us with a measure of how productive our sales force is in engaging new active local business accounts.

     Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes, other income (expense), net, interest income, depreciation and amortization, stock-based compensation, restructuring and integration costs and our contribution to The Yelp Foundation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as our management and board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. For more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), see “Selected Financial Data—Non-GAAP Financial Measures—Adjusted EBITDA.”

Cost of Revenue and Expenses

     Cost of Revenue. Our cost of revenue consists primarily of credit card processing fees, web hosting, Internet services costs and salaries, benefits and stock-based compensation for our infrastructure teams related to operating our website, as well as creative design for brand advertising, video production expenses and allocated facilities costs.

     Sales and Marketing. Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. We spend almost no sales and marketing expenses to acquire traffic to our website or mobile app. Our Community Managers are responsible for growing and fostering local communities, and coordinating events to raise awareness of our brand. We expect our community management costs to increase as we continue to expand to new markets and within existing markets. We expect our sales and marketing expenses to increase both domestically and internationally as we expand our domestic and international footprint, increase the number of active local business accounts and continue to build our brand. The substantial majority of these expenses will be related to hiring community managers and an international sales force. We expect sales and marketing expenses to increase and to be our largest expense for the foreseeable future.

     Product Development. Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product management and information technology personnel. In addition, product development expenses include outside services and consulting, allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives, and, as a result, we expect product development expense to increase for the foreseeable future.

     General and Administrative. Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, user operations, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect our general and administrative expenses to increase for the foreseeable future as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

     Contribution to The Yelp Foundation. In November 2011, our board of directors approved the establishment of The Yelp Foundation, a non-profit organization designed to support consumers and businesses in the communities in which we operate. Contributions made to The Yelp Foundation consist of the issuance and contribution of 520,000 shares of our common stock in the form of a charitable contribution to The Yelp Foundation during 2011. The Yelp Foundation sold 50,000 shares in our initial public offering, and currently holds 470,000 shares of Class B common stock, representing less than 1% of our outstanding capital stock. We did not make any contributions in 2012 and we do not expect to make future contributions to The Yelp Foundation.

     Depreciation and Amortization. Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal software development costs and amortization of purchased intangibles. We expect depreciation and amortization expenses to increase for the foreseeable future as we continue to expand our technology infrastructure.

     Other Income (Expense), Net. Other income, net consists primarily of the interest income earned on our cash and cash equivalents and foreign exchange gains and losses.

     Provision for Income Taxes. Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards.

Results of Operations

     The following tables set forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2012	2011	2010
	(as a percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product
Local advertising	79%	70%	71%
Brand advertising	15	21	25
Other services	6	9	4
Total net revenue	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation
and amortization shown separately below)	7%	7%	7%
Sales and marketing	62	66	71
Product development	15	14	14
General and administrative	23	21	23
Depreciation and amortization	5	5	5
Restructuring and Integration costs	1	—	—
Contribution to The Yelp Foundation	—	7	—
Total costs and expenses	113	120	120

Loss from operations	(14)	(20)	(20)
Other income (expense), net	—	—	—
Loss before income taxes	(14)	(20)	(20)
Provision for income taxes	—	—	—
Net loss	(14)%	(20)%	(20)%

Years Ended December 31, 2012, 2011 and 2010

Net Revenue

				2011 to	2010 to
				2012%	2011%
	Year Ended December 31,			Change	Change
	2012	2011	2010
	(dollars in thousands)
Net revenue by product:
Local advertising	$109,159	$58,473	$33,759	87%	73%
Brand advertising	20,579	17,686	12,046	16	47
Other services	7,829	7,126	1,926	10	270
Total	$137,567	$83,285	$47,731	65%	74%

     During 2010, 2011 and 2012, we focused on revenue growth related to our local advertiser customer base as well as the development of relationships with brand advertising agencies. Additionally, during the second half of 2010, we began selling Yelp Deals through our platform, and in the second half of 2012, we began selling Gift Certificates through our platform.

     2012 Compared to 2011. Total net revenue increased $54.3 million, or 65%, from 2011 to 2012. Our local advertising revenue increased by $50.7 million, or 87%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more prospective local businesses, as well as an increase in average sales per customer. In 2012, the number of customers purchasing local advertising plans increased 64% from 2011. Our brand advertising revenue also increased by $2.9 million, or 16%, due primarily to an increase in brand advertisers of 19% year over year. In addition, our other services revenue increased $0.7 million or 10%, from 2011 to 2012, primarily due to additional remnant advertising inventory and from increases in revenue from existing partnership arrangements related to online reservations, partially offset by not selling Yelp Deals via email in 2012.

     2011 Compared to 2010. Total net revenue increased $35.6 million, or 74%, in the year ended December 31, 2011, compared to the year ended December 31, 2010. Our local advertising revenue increased $24.7 million, or 73%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more prospective local businesses. Our brand advertising revenue increased $5.7 million, or 47%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions. In addition, our other services revenue increased $5.2 million, or 270%, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements.

Cost of Revenue

				2011 to	2010 to
				2012%	2011%
	Year Ended December 31,			Change	Change
	2012	2011	2010
	(dollars in thousands)
Cost of revenue	$9,928	$5,931	$3,137	67%	89%
Percentage of net revenue	7%	7%	7%

     2012 Compared to 2011. In the year ended December 31, 2012, cost of revenue increased $4.0 million, or 67%, compared to the year ended December 31, 2011. This increase was primarily attributable to an increase of $1.9 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors and transactions completed on our website, and an increase of $0.7 million in merchant fees related to credit card transactions for local advertising. We incurred an increase in video hosting fees related to slide shows on our website for $0.6 million. We incurred an increase of $0.4 million in expenses related to creative design for brand advertising customers. Lastly, we added personnel to support our website infrastructure resulting in an increase of $0.3 million.

     2011 Compared to 2010. In the year ended December 31, 2011, cost of revenue increased $2.8 million, or 89%, compared to the year ended December 31, 2010. This increase was primarily attributable to an increase of $1.1 million in expenses related to creative design for brand advertising customers. In addition, outside hosting and Internet service fees, which are necessary to support the increase in visitors and transactions completed on our website, increased $0.7 million. Merchant fees related to credit card transactions for local advertising also increased $0.7 million, and we added personnel to support our website infrastructure resulting in an increase of $0.3 million.

Sales and Marketing

				2011 to	2010 to
				2012%	2011%
	Year Ended December 31,			Change	Change
	2012	2011	2010
	(dollars in thousands)
Sales and marketing	$85,915	$54,539	$33,919	58%	61%
Percentage of net revenue	62%	66%	71%

     2012 Compared to 2011. In the year ended December 31, 2012, sales and marketing expenses increased $31.4 million, or 58%, compared to the year ended December 31, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $23.3 million, including an increase in stock-based compensation of $3.3 million, as we expanded our sales organization, including our international sales organization, to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $3.5 million. In addition, we experienced an increase in facilities and related allocations of $5.0 million and domestic and international marketing and advertising costs of $0.4 million. For the year ended December 31, 2012, we spent $13.2 million related to our international sales and marketing operations compared to $7.0 million for the year ended December 31, 2011.

     2011 Compared to 2010 In the year ended December 31, 2011, sales and marketing expenses increased $20.6 million, or 61%, compared to the year ended December 31, 2010. The increase was primarily attributable to an increase in headcount and related expenses of $15.1 million, including an increase in stock-based compensation of $0.9 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $2.4 million. In addition, we experienced an increase in facilities and related allocations of $1.3 million and domestic and international marketing and advertising costs of $1.4 million.

Product Development

				2011 to	2010 to
				2012%	2011%
	Year Ended December 31,			Change	Change
	2012	2011	2010
	(dollars in thousands)
Product development	$20,473	$11,586	$6,560	77%	77%
Percentage of net revenue	15%	14%	14%

     2012 Compared to 2011. In the year ended December 31, 2012, product development expenses increased $8.9 million, or 77%, compared to the year ended December 31, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $7.7 million, including an increase in stock-based compensation of $1.0 million, as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related allocations of $0.6 million as a result of the increase in headcount. Lastly, we incurred an increase in consulting and outside services of $0.5 million for investing in systems and support for the growth of the business.

     2011 Compared to 2010. In the year ended December 31, 2011, product development expenses increased $5.0 million, or 77%, compared to the year ended December 31, 2010. The increase was primarily attributable to an increase in headcount and related expenses of $4.8 million, including an increase in stock-based compensation of $0.5 million, as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related allocations of $0.2 million.

General and Administrative

				2011 to	2010 to
				2012%	2011%
	Year Ended December 31,			Change	Change
	2012	2011	2010
	(dollars in thousands)
General and administrative	$31,531	$17,234	$11,287	83%	53%
Percentage of net revenue	23%	21%	23%

     2012 Compared to 2011. In the year ended December 31, 2012, general and administrative expenses increased $14.3 million, or 83%, compared to the year ended December 31, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $9.2 million as we continued to invest in key accounting, finance and management positions within the organization to support the growth of the Company and greater compliance requirements associated with being a publicly traded company, including an increase in stock-based compensation expense of $5.6 million related primarily to the acceleration of vesting of stock options held by two executives in connection with the completion of our initial public offering, or IPO. Additionally, we invested in the growth of the business through the use of outside consultants, which contributed to the increase by $1.7 million, had an increase in bad debt expense of $1.3 million, an increase in legal expense of $0.7 million and an increase in facilities and related allocations of $0.6 million.

     2011 Compared to 2010. In the year ended December 31, 2011, general and administrative expenses increased $5.9 million, or 53%, compared to the year ended December 31, 2010. The increase was primarily attributable to an increase in headcount and related expenses of $5.5 million, including an increase in stock-based compensation expense of $2.0 million related primarily to refresh grants, as we continued to invest in key accounting, finance and management positions within the organization. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $1.6 million. The amount of the increase was partially offset by the accrual of a $1.3 million legal settlement recorded in the quarter ended March 31, 2010.

Depreciation and Amortization

				2011 to	2010 to
				2012%	2011%
	Year Ended December 31,			Change	Change
	2012	2011	2010
	(dollars in thousands)
Depreciation and amortization	$7,223	$4,238	$2,334	70%	82%
Percentage of net revenue	5%	5%	5%

     2012 Compared to 2011. In the year ended December 31, 2012, depreciation and amortization expense increased $3.0 million, or 70%, compared to the year ended December 31, 2011. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets. Our technology infrastructure costs have increased in order to support the growth in new products and features for the desktop and mobile applications as well to support the increased demand on our website due to continued growth in user traffic. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $1.5 million and $0.8 million, respectively. Additionally, amortization related to our intangibles increased by $0.3 million primarily due to the acquired intangibles from the Qype acquisition.

     2011 Compared to 2010. In the year ended December 31, 2011, depreciation and amortization expense increased $1.9 million, or 82%, compared to the year ended December 31, 2010. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $1.0 million and $0.4 million, respectively.

Restructuring and Integration Costs

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Restructuring and integration costs	$1,262	$—	$—

     In the year ended December 31, 2012, following the acquisition of Qype, we announced our plan to reduce the size of the Qype workforce and to terminate several of Qype’s leases. These actions were made in order to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. As a result of this plan, we incurred restructuring charges during the fourth quarter of 2012 of $1.3 million. We expect that activities under this restructuring plan will be substantially complete by the end of the second quarter of 2013. Additional expense related to this restructuring plan to be received in the future is expected to be immaterial.

Contribution to The Yelp Foundation

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Contribution to The Yelp Foundation	$—	$5,928	$—

     In the year ended December 31, 2011, we issued 520,000 shares of common stock to The Yelp Foundation as a charitable contribution. We recorded an expense in the amount of $5.9 million for the contribution based on the fair value of the common stock on the date the shares were issued to The Yelp Foundation. There were no contributions to The Yelp Foundation in 2010 or 2012.

Other Income (Expense), Net

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest income	$51	$13	$30
Transaction gains (losses) on foreign exchange	(259)	(393)	9
Other non-operating loss, net	(18)	(15)	(24)
Total other income (expense), net	$(226)	$(395)	$15

     2012 Compared to 2011. In the year ended December 31, 2012, other income (expense), net increased $0.2 million compared to the year ended December 31, 2011. In 2012, the transaction losses on foreign exchange were largely driven by unfavorable changes in the exchange rate between the Euro and the British pound sterling. In 2011, transaction losses on foreign exchange were driven by unfavorable changes in the exchange rates between the Euro and the U.S. dollar.

     2011 Compared to 2010. In the year ended December 31, 2011, other income (expense), net decreased $0.4 million compared to the year ended December 31, 2010. The decrease was largely driven by an unfavorable change in foreign currency exchange rates, primarily the Euro, which contributed to transaction losses on foreign exchange in the year ended December 31, 2011 compared to a gain in 2010.

Provision for Income Taxes

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Provision for income taxes	$122	$102	$75

     2012 Compared to 2011. In the year ended December 31, 2012, income tax expense increased $20,000 because of taxes due in foreign jurisdictions

     2011 Compared to 2010. In the year ended December 31, 2011, income tax expense increased $27,000 because of taxes due in foreign jurisdictions.

Quarterly Results of Operations and Other Data

     The following tables set forth our unaudited quarterly consolidated statements of operations data and our consolidated statements of operations data as a percentage of net revenue for each of the eight quarters in the period ended December 31, 2012. We also present other financial and operational data and a reconciliation of net loss to adjusted EBITDA. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report. In the opinion of management, the quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(dollars in thousands, except per share data)
Consolidated Statements of Operations
Data:
Net revenue by product
Local advertising	$33,945	$28,485	$25,255	$21,473	$18,148	$15,746	$13,357	$11,222
Brand advertising	4,997	5,886	5,703	3,994	5,033	4,599	4,471	3,583
Other services	2,215	2,000	1,695	1,918	1,724	1,957	1,750	1,695
Total net revenue	$41,157	$36,371	$32,653	$27,385	$24,905	$22,302	$19,578	$16,500

Costs and expenses:
Cost of revenue (exclusive of depreciation
and amortization shown separately
below)(1)	3,003	2,501	2,298	2,126	1,833	1,537	1,285	1,276
Sales and marketing(1)	25,511	21,302	20,333	18,770	16,024	14,897	12,347	11,271
Product development(1)	6,244	5,753	4,336	4,140	3,162	3,444	2,661	2,319
General and administrative(1)(2)	7,852	6,987	5,963	10,729	5,267	4,766	3,584	3,617
Depreciation and amortization	2,421	1,780	1,661	1,361	1,448	1,047	924	819
Restructuring and Integration costs	1,262	—	—	—	—	—	—	—
Contribution to The Yelp Foundation	—	—	—	—	5,928	—	—	—
Total costs and expenses	46,293	38,323	34,591	37,126	33,662	25,691	20,801	19,302

Loss from operations	(5,136)	(1,952)	(1,938)	(9,741)	(8,757)	(3,389)	(1,223)	(2,802)
Other income (expense), net	(203)	(14)	22	(30)	(252)	(326)	75	108

Loss before income taxes	(5,339)	(1,966)	(1,916)	(9,771)	(9,009)	(3,715)	(1,148)	(2,694)
Provision for income taxes	20	(45)	(66)	(31)	(37)	(36)	(17)	(12)
Net loss	(5,319)	(2,011)	(1,982)	(9,802)	(9,046)	(3,751)	(1,165)	(2,706)
Accretion of preferred stock	—	—	—	(31)	(48)	(47)	(47)	(47)
Net loss attributable to common
stockholders	$(5,319)	$(2,011)	$(1,982)	$(9,833)	$(9,094)	$(3,798)	$(1,212)	$(2,753)

Net loss per share attributable to common
stockholders:
Basic	$(0.08)	$(0.03)	$(0.03)	$(0.31)	$(0.56)	$(0.24)	$(0.08)	$(0.19)
Diluted	$(0.08)	$(0.03)	$(0.03)	$(0.31)	$(0.56)	$(0.24)	$(0.08)	$(0.19)

Weighted-average shares used to compute
net loss per share attributable to
common stockholders:
Basic	63,003	61,267	60,887	31,263	16,097	15,511	14,985	14,553
Diluted	63,003	61,267	60,887	31,263	16,097	15,511	14,985	14,553

Stock-based compensation
Cost of revenue	$38	$27	$35	$23	$17	$13	$11	$9
Sales and marketing	1,746	1,152	895	1,124	496	559	281	271
Product development	696	466	300	243	164	237	173	147
General and administrative	778	689	628	6,039	689	651	483	676
Total stock-based compensation	$3,258	$2,334	$1,858	$7,429	$1,366	$1,460	$948	$1,103

(1)	Includes non-cash stock-based compensation expense.

(2)	Includes a legal settlement accrual of $1.3 million recorded in the quarter ended March 31, 2010.

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(as a percentage of net revenue)
Consolidated
Statements of
Operations Data:
Net revenue by product
Local advertising	82%	78%	77%	78%	73%	71%	68%	68%
Brand advertising	12	16	18	15	21	21	23	22
Other services	6	6	5	7	6	8	9	10
Total net revenue	100%	100%	100%	100%	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	7	7	7	8	7	7	6	8
Sales and marketing	62	59	62	69	64	67	63	68
Product development	15	16	13	15	13	16	14	14
General and
administrative	19	19	18	39	21	21	18	22
Contribution to The
Yelp Foundation	—	—	—	—	24	—	—	—
Depreciation and
amortization	6	5	5	5	6	5	5	5
Restructuring and integration costs	3
Total costs and
expenses	112	106	106	136	135	116	106	117

Loss from operations	(12)	(6)	(6)	(36)	(35)	(16)	(6)	(17)
Other income
(expense), net	—	—	—	—	(1)	(1)	—	1
Loss before income
taxes	(13)	(6)	(6)	(36)	(36)	(17)	(6)	(16)
Provision for income
taxes	—	—	—	—	—	—	—	—
Net loss	(13)%	(6)%	(6)%	(36)%	(36)%	(17)%	(6)%	(16)%

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(in thousands)
Other Financial and Operational
Data(1):
Reviews	35,959	33,258	30,259	27,569	24,817	22,390	19,705	17,339
Unique Visitors	86,308	83,538	78,329	71,448	65,796	61,102	51,560	46,817
Claimed Local Business Locations	994	889	791	700	606	529	453	380
Active Local Business Accounts	40	36	32	27	24	19	15	13
Adjusted EBITDA	$1,805	$2,162	$1,581	$(951)	$(15)	$(882)	$649	$(880)

(1)	For information on how we define these operational and other metrics, see “—Key Metrics.”

     The following table presents a reconciliation of adjusted EBITDA to net loss.

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(in thousands)
Reconciliation of adjusted
EBITDA:

Net loss	$(5,319)	$(2,011)	$(1,982)	$(9,802)	$(9,046)	$(3,751)	$(1,165)	$(2,706)
Provision for income taxes	(20)	45	66	31	37	36	17	12
Other (income) expense, net	203	14	(22)	30	252	326	(75)	(108)
Depreciation and amortization	2,421	1,780	1,661	1,361	1,448	1,047	924	819
Stock-based compensation	3,258	2,334	1,858	7,429	1,366	1,460	948	1,103
Contribution to The Yelp Foundation	—	—	—	—	5,928	—	—	—
Restructuring and integration costs	1,262	—	—	—	—	—	—	—
Adjusted EBITDA	$1,805	$2,162	$1,581	$(951)	$(15)	$(882)	$649	$(880)

Liquidity and Capital Resources

     As of December 31, 2012, we had cash and cash equivalents of $95.1 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of December 31, 2012 was $2.9 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations and our recent acquisition of Qype through proceeds from stock sales, including our IPO in March 2012, and to a lesser extent from the exercise of employee stock options. Immediately after the acquisition of Qype, we paid off Qype’s existing debt facility of approximately $1.3 million.

     Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this Annual Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements and anticipated purchases of property and equipment for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may require additional funds in the next 12 months to respond to business challenges, including the need to develop new features and products or enhance our existing services, improve our operating infrastructure or acquire complementary businesses and technologies, and, accordingly, we may need to engage in equity or debt financings to secure additional funds.

Cash Flows

     The following table summarizes our cash flows for the periods presented.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$7,524	$4,798	$3,571
Depreciation and amortization	7,223	4,238	2,334
Cash provided by (used in) operating activities	(99)	250	(7,811)
Cash used in investing activities	(40,592)	(7,453)	(4,800)
Cash provided by financing activities	114,173	1,582	24,633

Operating Activities

     We used $0.1 million of cash from operating activities during the year ended December 31, 2012, primarily resulting from our net loss of $19.1 million, non-cash stock-based compensation of $14.9 million, provision for doubtful accounts of $1.9 million and non-cash depreciation and amortization of $7.2 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

  increase in accounts receivable of $4.1 million due to an increase in billings for local advertising plans and brand advertising campaigns as well as timing of payments from these customers;

  increase in prepaids and other assets of $2.6 million relating to the increase in value added tax due from taxing authorities, prepaid business data and prepaid rent for our facilities; and

  increase in accounts payable and accrued expenses of $2.0 million relating to the growth in the business and more specifically, the increase in accrued bonus and commissions, increase in accrued vacation and employee related expenses, and deferred rent for new facilities.

     We generated $0.3 million of cash from operating activities during the year ended December 31, 2011, primarily resulting from our net loss of $16.7 million, offset by a non-cash expense of $5.9 million related to the contribution of common stock to The Yelp Foundation, non-cash stock-based compensation of $4.9 million and non-cash depreciation and amortization of $4.2 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

  increase in accounts receivable of $2.3 million due to an increase in billings for local advertising plans and brand advertising campaigns as well as timing of payments from these customers; and

  increase in accounts payable and accrued expenses of $4.0 million relating to the growth in the business and more specifically, the increase in accrued vacation and employee related expenses, deferred rent for new facilities, as well as timing of invoices and payments to vendors.

     We used $7.8 million of cash in operating activities during the year ended December 31, 2010, primarily resulting from our net loss of $9.6 million, offset by non-cash depreciation and amortization of $2.3 million and non-cash stock-based compensation of $1.4 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

  increase in accounts receivable of $4.8 million due to an increase in billings for local advertising plans and brand advertising campaigns as well as timing of payments from these customers;

  increase in prepaids and other expenses of $1.1 million primarily due to the timing of payments for annual licenses and support for enterprise resource planning and customer relationship management systems;

  increase in accounts payable and accrued liabilities of $2.9 million relating to the growth in the business and more specifically, the increase in accrued vacation, deferred rent for new facilities as well as timing of invoices and payments to vendors; and

  increase in deferred revenue of $0.5 million related to the timing of payments for brand advertising campaigns as well as the growth in the local advertising plans business.

Investing Activities

     Our primary investing activity in 2012 was the purchase of Qype. We also continued to invest in technology hardware to support our growth in headcount and software to support website and mobile app development and operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software development. We expect to continue to invest in property and equipment and development of software for 2013 and thereafter.

     We used $40.6 million in investing activities during the year ended December 31, 2012, including $24.1 million net of cash received for the acquisition of Qype. In addition, we used $7.5 million for purchases of property, equipment and software and incurred expenditures of $2.9 million for capitalized website and software development costs. We also entered into new lease agreements for office space in San Francisco and London. In connection with entry into such leases, we were obligated to deliver letters of credit in the aggregate amount of $6.0 million, which resulted in an increase of $6.0 million in restricted cash.

     We used $7.5 million of cash in investing activities during the year ended December 31, 2011. We purchased $4.8 million in property, equipment and software and incurred expenditures of $2.5 million for capitalized website and software development costs.

     We used $4.8 million of cash in investing activities during the year ended December 31, 2010. We purchased $3.6 million in property, equipment and software and incurred expenditures of $1.2 million for capitalized website and software development costs.

          Financing Activities

     We generated $114.2 million of cash from financing activities during the year ended December 31, 2012. We received $111.8 million in proceeds from our IPO, net of $10.8 million in offering expenses, including underwriter commission and discounts associated with the transaction. With the exception of the IPO, our recent financing activities have consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options.

     We generated $1.6 million of cash from financing activities during the year ended December 31, 2011, which consisted primarily of $2.0 million in net proceeds from the issuance of common stock related to the exercise of stock options. We used $0.5 million in financing activities in 2011 related to our deferred offering costs.

     We generated $24.6 million of cash from financing activities during the year ended December 31, 2010 primarily relating to net proceeds of $24.2 million that we received in the quarter ended March 31, 2010 from the issuance of Series E redeemable convertible preferred stock. In addition, we received proceeds of $0.4 million from the issuance of our common stock related to exercises of stock options.

Off Balance Sheet Arrangements

     We did not have any off balance sheet arrangements in 2010, 2011 or 2012.

Contractual Obligations

     We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2013 to 2021. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of December 31, 2012, we had no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of December 31, 2012:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
	(in thousands)
Operating lease obligations	$77,192	$8,681	$24,247	$18,084	$26,180

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

     We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 of the notes to our consolidated financial statements.

Revenue Recognition

     We generate revenue from local advertising, brand advertising and other services, which include Yelp Deals and various partner arrangements. Since 2007, net revenue from local advertising represented a majority of our revenue.

     Local Advertising—Local advertising revenue is generated primarily through fixed monthly fee advertising plans with local businesses for advertising placements on our website. Revenue is recognized ratably over the service period, net of customer discounts. The arrangements are evidenced by written and/or electronic acceptance of our agreement that stipulates the volume of advertising to be delivered and the pricing.

     Brand Advertising—We generated brand advertising revenue through the sale of display advertisements (both graphic and text) on our website, including advertisements from leading national brands in the automobile, financial services, logistics, consumer goods and health and fitness industries. We recognize revenue from the sale of impression-based advertisements on our online network in the period in which the advertisements (“impressions”) are delivered, net of customer discounts. We also had brand revenue from fixed-price brand sponsorships that are recognized ratably over the service period. The arrangements are evidenced by insertion orders or contracts that stipulate the types of advertising to be delivered and the pricing.

     Other Services—Other service revenue includes the sale of vouchers through our “Yelp Deals” and “Gift Certificates,” partner arrangements related to reservations and the monetization of remnant advertising inventory through third-party ad networks. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app and, until the quarter ended December 31, 2011, via email. We earn a fee on Yelp Deals for acting as an agent in these transactions, which are recorded on a net basis and included in revenue upon sale of the deal. We record a sales allowance for potential Yelp Deal refunds based on our estimate of future refunds. Gift Certificates allow merchants to sell full-priced gift certificates directly to customers through their business profile page. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate. We also generate revenue through various partnership agreements on a transaction-by-transaction basis. Reservation revenue and promotional certificates are recognized on a transaction-by-transaction basis.

     Multiple-Element Arrangements. We enter into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.

     For the year ended December 31, 2010, because we had not yet established the fair value for each element and our agreements contained mid-campaign cancellation clauses, advertising sales revenue was recognized in the period in which the advertisement was delivered.

     Beginning on January 1, 2011, we adopted new authoritative guidance on multiple element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, we allocate arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

     VSOE. We determine VSOE based on our historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the standalone selling prices for these services fall within a reasonably narrow pricing range. We have not historically sold a large volume of transactions on a standalone basis. As a result, we have not been able to establish VSOE for any of its advertising products.

     TPE. When VSOE cannot be established for deliverables in multiple element arrangements, we apply judgment with respect to whether we can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor services’ selling prices are on a standalone basis. As a result, we have not been able to establish selling price based on TPE.

     BESP. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the service were sold on a standalone basis. BESP is generally used to allocate the selling price to deliverables in our multiple element arrangements. We determine BESP for deliverables by considering multiple factors including, but not limited to, prices we charge for similar offerings, market conditions, competitive landscape and pricing practices. We limit the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. We will regularly review BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

     We recognize the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met. As a result of implementing this recent guidance, our revenue for the years ended December 31, 2012 and 2011 was not materially different from what would have been recognized under the previous guidance for multiple-element arrangements.

Website and Internal-Use Software Development Costs

     We capitalize certain costs related to the development of our website, mobile app or software developed for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated to be two to three years. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded in product development expenses on our consolidated statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and expensed over the estimated useful life of the enhancements, generally two or three years.

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets

     We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. We allocate the purchase price of the acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, which could be up to one year after the transaction date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, subsequent adjustments are recorded to our consolidated statements of operations.

     We review goodwill for impairment at least annually in the third quarter or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2012, no impairment of goodwill has been identified.

     Acquired intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of amortizable intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the years presented.

     In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of our amortizable intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized over the revised estimated useful life.

Income Taxes

     We account for our income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or in our income tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory income tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in income tax rates is recognized in income in the period that includes the enactment date. We evaluate the realizability of our deferred tax assets and valuation allowances are provided when necessary to reduce net deferred tax assets to the amounts expected to be realized.

     We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We will recognize interest and penalties related to unrecognized tax benefits in our income tax provision in the accompanying consolidated statement of operations.

Stock-Based Compensation

     We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. We measure stock-based compensation expenses for employees at the grant date fair value of the award, and recognize expenses, net of forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period. We account for stock options issued to non-employees in accordance with the guidance for equity-based payments to non-employees. We believe that the fair value of stock options is more reliably measured than the fair value of the services received. As such, the fair value of the unvested portion of the options granted to non-employees is re-measured each period. The resulting increase in value, if any, is recognized as expense during the period the related services are rendered.

     We estimate the fair value of stock-based option award using the Black-Scholes option-pricing model. The determination of the fair value of a stock-based award on the date of grant using the Black-Scholes option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our consolidated statements of operations. We estimate the expense for restricted stock grants based on grant date fair value.

     Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair market value of our common stock at each meeting at which stock options were granted and approved.

     Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options and restricted stock unit awards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

     Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings.

     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. During the year ended December 31, 2012, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of December 31, 2012 would have an immaterial impact on our investment portfolio.

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

Item 8. Financial Statements and Supplementary Data.

     Our financial statements and the report of our independent registered public accounting firm are included in this Annual Report beginning on page F-1. The index to these reports and our financial statements is included in Part IV, Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

     This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, or the 2013 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement.

     We have adopted a written code of business conduct and ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of business conduct and ethics is available on our corporate website at www.yelp-ir.com/phoenix.zhtml?c=250809&p=irol-govhighlights. If we make any substantive amendments to our code of business conduct and ethics or grant to any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our code of business conduct and ethics, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.

     Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2013 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

     Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 3—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2013 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report:

1.	Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on the pages indicated:

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Comprehensive Loss	F-4
	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	F-5
	Consolidated Statements of Cash Flows	F-6
	Notes to Consolidated Financial Statements	F-7

2.	Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

3.	Exhibits. A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2013

YELP INC.

/s/ Rob Krolik

Rob Krolik
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rob Krolik and Laurence Wilson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 26, 2013
JEREMY STOPPELMAN	(Principal Executive Officer)

/s/ Geoff Donaker	Chief Operating Officer and Director	February 26, 2013
GEOFF DONAKER

Chief Financial Officer
/s/ Rob Krolik	(Principal Financial and Accounting	February 26, 2013
ROB KROLIK	Officer)

/s/ Max Levchin	Chairman	February 26, 2013
MAX LEVCHIN

/s/ Fred Anderson	Director	February 26, 2013
FRED ANDERSON

/s/ Peter Fenton	Director	February 26, 2013
PETER FENTON

/s/ Robert Gibbs	Director	February 26, 2013
ROBERT GIBBS

/s/ Diane Irvine	Director	February 26, 2013
DIANE IRVINE

/s/ Jeremy Levine	Director	February 26, 2013
JEREMY LEVINE

/s/ Keith Rabois	Director	February 26, 2013
KEITH RABOIS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yelp Inc.
San Francisco, California

     We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company has retrospectively adopted new accounting guidance related to the presentation of comprehensive income.

          /s/ DELOITTE & TOUCHE LLP

San Jose, California
February 26, 2013

Yelp Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$95,124	$21,736
Accounts receivable (net of allowance for doubtful accounts of $384 and $210 at December 31, 2012
and 2011, respectively)	11,738	8,257
Prepaid expenses and other current assets	4,912	1,733
Total current assets	111,774	31,726

Property, equipment and software, net	14,799	9,881
Goodwill	48,605	—
Intangibles, net	5,936	131
Restricted cash	6,400	365
Other assets	182	1,718
Total Assets	$187,696	$43,821

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$2,284	$2,973
Accrued liabilities	16,367	7,685
Deferred revenue	2,856	2,072
Total current liabilities	21,507	12,730
Long-term liabilities	527	3
Total liabilities	$22,034	$12,733

Commitments and contingencies (Note 10)

Redeemable convertible preferred stock (Note 11)	—	55,435

Stockholders’ Equity (Deficit)
Common stock, $0.000001 par value—500,000,000 shares authorized; 63,505,269, and 16,956,409
shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Additional paid-in capital	225,245	16,625
Accumulated other comprehensive income	805	271
Accumulated deficit	(60,388)	(41,243)

Total stockholders’ equity (deficit)	165,662	(24,347)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$187,696	$43,821

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net revenue	$137,567	$83,285	$47,731
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9,928	5,931	3,137
Sales and marketing	85,915	54,539	33,919
Product development	20,473	11,586	6,560
General and administrative	31,531	17,234	11,287
Depreciation and amortization	7,223	4,238	2,334
Restructuring & integration costs	1,262	—	—
Contribution to The Yelp Foundation	—	5,928	—
Total costs and expenses	156,332	99,456	57,237

Loss from operations	(18,765)	(16,171)	(9,506)
Other income (expense), net	(226)	(395)	15
Loss before income taxes	(18,991)	(16,566)	(9,491)
Provision for income taxes	(122)	(102)	(75)
Net loss	(19,113)	(16,668)	(9,566)
Accretion of redeemable convertible preferred stock	(32)	(189)	(175)
Net loss attributable to common stockholders (Class A and B)	$(19,145)	$(16,857)	$(9,741)

Net loss per share attributable to common stockholders (Class A and B)
Basic	$(0.35)	$(1.10)	$(0.71)
Diluted	$(0.35)	$(1.10)	$(0.71)

Weighted-average shares used to compute net loss per share attributable to common stockholders (Class A and B)
Basic	54,149	15,291	13,774
Diluted	54,149	15,291	13,774

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(19,113)	$(16,668)	$(9,566)

Other comprehensive income (loss):
Foreign currency translation adjustments	534	298	(20)
Other comprehensive income (loss)	534	298	(20)

Comprehensive loss	$(18,579)	$(16,370)	$(9,586)

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2011 AND 2012
(In thousands, except shares)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance—December 31, 2009	131,622,960	$30,877	13,559,060	$—	$1,483	$(7)	$(14,645)	$(13,169)

Series E Financing	11,644,155	24,194	—	—	—	—	—	—
Issuance of common stock upon
exercises of employee stock
options	—	—	1,289,565	—	553	—	—	553
Stock-based compensation	—	—	—	—	1,488	—	—	1,488
Accretion of redeemable
convertible preferred stock	—	175	—	—	—	—	(175)	(175)
Foreign currency translation
adjustment	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(9,566)	(9,566)

Balance—December 31, 2010	143,267,115	55,246	14,848,625	—	3,524	(27)	(24,386)	(20,889)
Issuance of common stock upon
exercises of employee stock
options	—	—	1,419,034	—	2,125	—	—	2,125
Issuance of restricted stock	—	—	168,750	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,048	—	—	5,048
Issuance of common stock as
charitable contribution to The
Yelp Foundation	—	—	520,000	—	5,928	—	—	5,928
Accretion of redeemable
convertible preferred stock	—	189	—	—	—	—	(189)	(189)
Foreign currency translation
adjustment	—	—	—	—	—	298	—	298
Net loss	—	—	—	—	—	—	(16,668)	(16,668)

Balance—December 31, 2011	143,267,115	55,435	16,956,409	—	16,625	271	(41,243)	(24,347)

Issuance of common stock upon
exercises of employee stock
options	—	—	1,606,612	—	3,736	—	—	3,736
Issuance of restricted stock	—	—	1,250	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,147	—	—	15,147
Accretion of redeemable
convertible preferred stock	—	32	—	—	—	—	(32)	(32)
Conversion of preferred stock to
common stock in connection
with initial public offering	(143,267,115)	(55,467)	35,816,772	—	55,466	—	—	55,466
Issuance of common stock in
connection with initial public
offering, net of offering costs.	—	—	8,172,500	—	111,350	—	—	111,350
Repurchase of common stock
from employees	—	—	(17,193)		(333)	—	—	(333)
Issuance of common stock in
connection with acquisition of
Qype GmbH	—	—	968,919	—	23,254	—	—	23,254
Foreign currency translation
adjustment	—	—	—	—	—	534	—	534
Net loss	—	—	—	—	—	—	(19,113)	(19,113)

Balance—December 31, 2012	—	$—	63,505,269	$—	$225,245	$805	$(60,388)	$165,662

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net loss	$(19,113)	$(16,668)	$(9,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,223	4,238	2,334
Provision for doubtful accounts	1,913	627	408
Stock-based compensation	14,878	4,877	1,431
Contribution to The Yelp Foundation	—	5,928	—
Loss on disposal of assets and web-site development costs	64	13	21
Changes in operating assets and liabilities:
Accounts receivable	(4,118)	(2,274)	(4,784)
Prepaid expenses and other assets	(2,552)	(1,099)	(1,121)
Accounts payable and accrued expenses	2,049	3,975	2,924
Deferred revenue	(443)	633	542
Net cash provided by (used in) operating activities	(99)	250	(7,811)

INVESTING ACTIVITIES:
Acquisition of Qype GmbH, net of cash received	(24,125)	—	—
Purchases of property, equipment, and software	(7,524)	(4,798)	(3,571)
Capitalized website and software development costs	(2,930)	(2,506)	(1,229)
Change in restricted cash	(6,013)	(149)	—
Net cash provided used in investing activities	(40,592)	(7,453)	(4,800)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriter fees	114,006	—	—
Payments for deferred offering costs	(2,200)	(456)	—
Proceeds from issuance of common stock	3,675	2,038	439
Proceeds from the issuance of Series E preferred stock	—	—	25,000
Issuance costs related to Series E preferred stock	—	—	(806)
Repayment of acquired debt	(1,308)	—	—
Net cash provided by financing activities	114,173	1,582	24,633

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(94)	283	(22)

CHANGE IN CASH AND CASH EQUIVALENTS	73,388	(5,338)	12,000
CASH AND CASH EQUIVALENTS—Beginning of period	21,736	27,074	15,074

CASH AND CASH EQUIVALENTS—End of period	$95,124	$21,736	$27,074

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$110	$92	$21

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$549	$690	$177

Deferred offering costs recorded in accounts payable and accrued liabilities	$—	$887	$—

Capitalized website and software development costs recorded in accounts payable and accruals	$4	$—	$20

Accretion of redeemable convertible preferred stock	$32	$189	$175

Vesting of early exercised options	$61	$87	$114

See notes to consolidated financial statements.

Yelp Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

     Yelp Inc. was incorporated in Delaware on September 3, 2004. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” and “Yelp” in these Notes to Consolidated Financial Statements refers to Yelp Inc. and its subsidiaries.

     Yelp connects people with great local businesses. Yelp’s users have contributed millions of reviews of almost every type of local business, giving a voice to consumers and bringing “word of mouth” online. Businesses of all sizes use the Yelp platform to engage with consumers at the critical moment when they are deciding where to spend their money.

     The Company is comprised of Yelp Inc. and 14 wholly-owned entities. Yelp UK Ltd was incorporated on December 1, 2008, Yelp Canada Inc. was incorporated on February 24, 2009, Yelp Ireland Limited was incorporated on May 31, 2010, Yelp Deutschland GmbH was incorporated on June 7, 2010, Yelp Ireland Holding Company Limited was incorporated on June 16, 2010, Yelp France SAS was incorporated on July 8, 2010, Yelp Italia S.r.l. was incorporated on June 27, 2011, Yelp Australia Pty. Ltd was incorporated on August 9, 2011, Yelp Spain, S.L. on May 11, 2012 and Yelp Singapore PTE Ltd on June 15, 2012. Qype GmbH, Qype Ltd., Qype SARL and Qype SL (collectively, “Qype”) were acquired on October 23, 2012 (see Note 4). The financial results of these subsidiaries are included within the consolidated financial statements of the Company presented herein.

     Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

     Reclassification—Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These changes consisted of reclassifications to separate or combine certain line items in the accompanying consolidated balance sheets and statements of cash flows. These reclassifications did not impact previously reported total current assets, total assets, total current liabilities, or total liabilities in the accompanying consolidated balance sheets or net cash provided by operating activities in the consolidated statements of cash flows.

     Certain Significant Risks and Uncertainties—The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company’s management believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: rates of revenue growth; traffic to the Company’s websites and the number of reviews and advertisers they attract; reliance on search engines and the placement and prominence in results rankings; the quality and reliability of reviews; scaling and adaptation of existing technology and network infrastructure; management of the Company’s growth; new markets and international expansion; protection of the Company’s brand, reputation and intellectual property; competition in the Company’s market; qualified employees and key personnel; intellectual property infringement and other claims; and changes in government regulation affecting the Company’s business, among other things.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.

     Foreign Currency Translation—The consolidated financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchanges rates in effect during the year. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity (deficit).

     Cash and Cash Equivalents—The Company considers all highly liquid investments, such as treasury bills, commercial paper, certificates of deposit and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash and cash equivalents primarily consist of amounts held in interest-bearing money market funds that were readily convertible to cash. The fair value of cash and cash equivalents approximates their carrying value.

     Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure of each investment.

     Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. When new information becomes available to indicate that the estimate provided as the allowance was incorrect, an adjustment, which is considered a change in estimate, is made. The fair value of accounts receivable approximates their carrying value.

     As of December 31, 2012 and 2011, there were no customers that accounted for more than 10% of total accounts receivable.

     The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2012	2011	2010
Allowance for doubtful accounts:
Balance, beginning of period	$210	$175	$125
Add: bad debt expense	1,913	627	408
Less: write-offs, net of recoveries	(1,739)	(592)	(358)
Balance, end of period	$384	$210	$175

     Property, Equipment and Software—Property, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is approximately three years. Leasehold improvements are amortized over the lease term.

     Website and Internal-Use Software Development Costs—Costs related to website and internal-use software are primarily related to the Company’s website, including support systems. The Company capitalizes its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades.

     The Company capitalized $3.2 million, $2.7 million and $1.3 million in website and internal-use software costs during the years ended December 31, 2012, 2011 and 2010, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense totaled $1.9 million, $1.1 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

     The Company wrote off $0.2 million of website and internal-use software costs during 2012. The retirements were related to obsolete projects no longer supported by the Company. The loss on disposition of the projects has been included in depreciation and amortization expense in the Company’s consolidated statements of operations.

     Business Combinations—The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statements of operations.

     Goodwill—Goodwill represents the excess of the consideration transferred over the estimated fair value of assets acquired and liabilities assumed in a business combination. The Company tests goodwill for impairment on an annual basis in the third quarter and in between annual tests if it becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the assets below their carrying amounts. No impairment charges to goodwill have been recorded to date.

     Intangible Assets—Intangible assets include acquired intangible assets identified through business combinations and purchased domain names, which are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the assets, generally 24 to 84 months. The Company reviews amortizable intangible assets to be held and used for impairment whenever events or changes in circumstance indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. No impairment charges have been recorded to date.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of—The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Deferred Offering Costs—Deferred offering costs consisted primarily of direct incremental costs related to the Company’s initial public offering of its Class A common stock (“IPO”). The deferred offering costs included in other assets on the Company’s consolidated balance sheets as of December 31, 2012 and 2011 were $0.0 and $1.3 million, respectively. Upon completion of the IPO, these amounts were offset against the proceeds of the offering.

     Revenue Recognition—The Company generates revenue from local advertising, brand advertising and other services. The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, service has been provided to the customer, collection of the fees is reasonably assured and the amount of fees to be paid by the customer are fixed or determinable. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the requisite service period.

     Local Advertising—Local advertising revenue is generated primarily through fixed monthly fee advertising plans with local businesses for advertising placements on the Company’s website and mobile app. Revenue is recognized ratably over the service period, net of customer discounts. The arrangements are evidenced by written and/or electronic acceptance of the Company’s agreement that stipulates the volume of advertising to be delivered and the pricing.

     Brand Advertising—The Company generates brand advertising revenue through the sale of display advertisements (both graphic and text) on its website, including advertisements from leading national brands in the automobile, financial services, logistics, consumer goods and health and fitness industries. The Company recognizes revenue from the sale of impression-based advertisements on its online network in the period in which the advertisements (“impressions”) are delivered, net of customer discounts. The Company also has brand revenue from fixed-price brand sponsorships that are recognized ratably over the service period. The arrangements are evidenced by insertion orders or contracts that stipulate the types of advertising to be delivered and the pricing.

     Other Services—Other service revenue includes the sale of vouchers through the Company’s “Yelp Deals” and “Gift Certificates,” partner arrangements related to reservations and the monetization of remnant advertising inventory through third-party ad networks. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on the Company’s website and mobile app and, until the quarter ended December 31, 2011, via email. The Company earns a fee on Yelp Deals for acting as an agent in these transactions, which are recorded on a net basis and included in revenue upon sale of the deal. The Company records a sales allowance for potential Yelp Deal refunds based on the Company’s estimate of future refunds. Gift Certificates allow merchants to sell full-priced gift certificates directly to customers through their business profile page. The Company earns a fee based on the amount of the Gift Certificate sold, which it records on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate. The Company also generates revenue through various partnership agreements on a transaction-by-transaction basis. Reservation revenue and promotional certificates are recognized on a transaction-by-transaction basis.

     Multiple-Element Arrangements. The Company enters into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.

     For the year ended December 31, 2010, because the Company had not yet established the fair value for each element and the Company’s agreements contained mid-campaign cancellation clauses, advertising sales revenue was recognized in the period in which the advertisements are delivered.

     Beginning on January 1, 2011, the Company adopted new authoritative guidance on multiple element arrangements, using the prospective method for all arrangements entered into or materially modified from the date of adoption. Under this new guidance, the Company allocates arrangement consideration in multiple-deliverable revenue arrangements at the inception of an arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

     VSOE. The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the standalone selling prices for these services fall within a reasonably narrow pricing range. The Company has not historically sold a large volume of transactions on a standalone basis. As a result, the Company has not been able to establish VSOE for any of its advertising products.

     TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a standalone basis. As a result, the Company has not been able to establish selling price based on TPE.

     BESP. When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a standalone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company will regularly review BESP. Changes in assumptions or judgments or changes to the elements in the arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

     The Company recognizes the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met. As a result of implementing this recent authoritative guidance, the Company’s revenue for the years ended December 31, 2012 and 2011 was not materially different from what would have been recognized under the previous guidance for multiple-element arrangements.

     Cost of Revenue—The Company’s cost of revenue primarily consists of credit card processing fees, web hosting, Internet service costs and salaries, benefits and stock-based compensation for its infrastructure teams related to operating the Company’s website as well as creative design for brand advertising and video production expenses.

     Stock-Based Compensation—The Company measures compensation expense for all stock-based payment awards, including stock options granted to employees, directors and non-employees based on the estimated fair values on the date of the grant. The fair value of each stock option granted is estimated using the Black-Scholes-Merton option valuation model. Stock-based compensation is recognized on a straight-line basis over the requisite service period.

     Advertising Expenses—Advertising expenses are expensed as incurred. Total advertising expenses incurred were $0.7 million, $0.5 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

     Comprehensive loss—The Company reports by major components and, as a single total, the change in its net assets during the period from non-owner sources. Comprehensive loss consists of net loss and accumulated other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Specifically, it includes foreign currency translation adjustments and the unrealized gain (loss) from investments.

     Income Taxes—The Company records income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

     The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

     The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

     Stock Split—On January 25, 2012, the Company’s board of directors approved a 1-for-4 reverse stock split of the Company’s common stock. The reverse stock split became effective on February 2, 2012. Upon the effectiveness of the reverse stock split, (i) every four shares of outstanding common stock was decreased to one share of common stock, (ii) the number of shares of common stock into which each outstanding warrant or option to purchase common stock is exercisable was proportionally decreased on a 1-for-4 basis, (iii) the exercise price of each outstanding warrant or option to purchase common stock was proportionately increased on a 1-for-4 basis and (iv) the conversion ratio for each share of preferred stock outstanding was proportionately reduced on a 1-for-4 basis. All of the share numbers, share prices and exercise prices have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-4 reverse stock split.

     Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the years ended December 31, 2012, 2011 and 2010.

     Recently Issued Accounting Standards—In May 2011, the Financial Accounting Standards Board (“FASB”) issued Topic 820—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“Topic 820”). Topic 820 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and International Financial Reporting Standards (“IFRS”). Topic 820 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. Topic 820 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

     In June 2011, the FASB issued guidance that changed the requirement for presenting “Comprehensive Income” in the consolidated financial statements. The update requires an entity to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this new guidance on January 1, 2012 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In September 2011, the FASB issued an amendment to an existing accounting standard which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. An entity now has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this new standard on January 1, 2012. As the Company has not yet preformed an impairment test of its goodwill, the adoption did not have a material impact on the Company’s consolidated financial statements.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its financial assets at fair value. The Company’s investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The following table represents the Company’s financial instruments measured at fair value as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds(1)	$87,262	—	—	$87,262	$19,126	—	—	$19,126

(1)	Included in cash and cash equivalents on the consolidated balance sheets.

4. ACQUISITION

    On October 23, 2012, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., completed the acquisition of all the outstanding equity interests of Qype for approximately $24.3 million in cash and Yelp Class A common stock with an approximate fair value of $23.3 million. Of the total consideration paid in connection with the acquisition, $10.3 million is held in the form of cash in escrow to secure indemnification obligations.

    The acquisition was accounted as a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, with the results of the acquired company’s operations included in the consolidated financial statements starting on October 23, 2012. The key factors underlying the acquisition were to secure an established European market presence, obtain the acquired company’s content and traffic and the opportunity for expansion.

    The following table summarizes the consideration paid for Qype and the preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

October 23, 2012
Fair value of purchase consideration:
Cash consideration	$14,020
Cash in escrow account	10,276
Fair value of Class A common stock	23,254
Total purchase consideration	$47,550

Fair value of net assets acquired:
Cash	$172
Accounts receivable	1,237
Other current assets	1,239
Property and equipment	233
Intangibles	6,134
Goodwill	48,056
Total assets acquired	57,071
Accounts payable	2,169
Accrued liabilities	4,858
Deferred revenue	1,190
Debt	1,304
Total liabilities assumed	9,521
Net assets acquired	$47,550

    The fair value of the 968,919 shares of Class A common stock issued as part of the consideration paid for Qype was determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. The total weighted-average amortization period for intangible assets is 3.6 years. The intangible assets are being amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from the Company’s opportunity to expand its geographic footprint in Europe, the future revenue opportunities that the Company expects to achieve from leveraging Qype’s content to attract more traffic and users to its website and ultimately to acquire more advertisers. None of the goodwill is deductible for tax purposes.

    Estimated useful lives of the intangible assets acquired are shown below:

Intangible Type	Useful Life
Content	5 years
Advertiser relationships	2 years
Developed technology	2 years
Trade name	2 years

     Qype’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

    For the year ended December 31, 2012, the Company recorded acquisition-related transaction costs of approximately $1.0 million, which were included in general and administrative expense in the accompanying consolidated statement of operations.

     Refer to Note 13 regarding the tax effect of the acquisition on the Company’s consolidated financial statements.

     The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Qype, as though the companies were combined as of the beginning of the comparable prior annual reporting period. The pro forma financial information for all periods presented includes the accounting effects resulting from the Qype acquisition, including transaction, restructuring and integration costs, amortization charges from acquired intangible assets, and changes in depreciation due to differing asset values and depreciation lives as though the Company and Qype were combined as of January 1, 2011. The pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of Qype had taken place as of the beginning of each period presented (in thousands, except per share data):

	Pro Forma for the Years Ended December 31,
	2012	2011
Revenue	$146,265	$92,303
Net income (loss)	(23,188)	(29,900)
Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(1.85)

     In October 2012, following the acquisition of Qype, the Company announced its plan to reduce the size of the Qype workforce and terminate several of Qype’s leases. These actions were made in order to reduce the Company’s cost structure, enhance operating efficiencies and strengthen the Company’s business to achieve long-term profitable growth. As a result of this plan, the Company incurred restructuring charges during the fourth quarter of 2012, which are included in the accompanying consolidated statement of operations, under restructuring and integration costs. Restructuring liabilities were $0.7 million as of December 31, 2012, and are included in accrued liabilities on the accompanying consolidated balance sheet. The Company expects that activities under this restructuring plan will be substantially complete by the end of the second quarter of 2013. Additional expense related to this restructuring plan to be recorded in the future is expected to be immaterial. The Company recorded no restructuring charges in any prior period. The following table summarizes the changes in the Company’s restructuring liabilities (in thousands):

Balance as of December 31, 2011	$—
Provision	1,017
Payments	(332)
Balance as of December 31, 2012	$685

5. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of December 31, 2012 and 2011 consist of the following (in thousands):

	December 31,
	2012	2011
Cash and cash equivalents
Cash	$7,862	$2,610
Money market funds	87,262	19,126
Total cash and cash equivalents	$95,124	$21,736

     The lease agreements for the Company’s San Francisco, New York and London, England offices require the Company to maintain letters of credit issued to the landlords of each facility. The letters of credit are subject to renewal annually until the leases expire. As of December 31, 2012 and December 31, 2011, the Company had letters of credit totaling $6.4 million and $0.4 million, respectively, related to such leases.

6. PROPERTY, EQUIPMENT AND SOFTWARE

     Property, equipment and software as of December 31, 2012 and 2011 consist of the following (in thousands):

	December 31,
	2012	2011
Computer equipment	$8,315	$4,519
Software	433	382
Capitalized website and internally developed software costs	8,653	5,612
Furniture and fixtures	2,613	1,842
Leasehold improvements	5,017	2,702
Telecommunication	1,570	1,187
Total	26,601	16,244
Less accumulated depreciation	(11,802)	(6,363)
Net property, equipment and software	$14,799	$9,881

     Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $5.9 million, $4.2 million and $2.3 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

     As a result of the acquisition of Qype on October 23, 2012, the Company recorded goodwill in the amount of $48.1 million for the excess of purchase consideration over the fair value of assets and liabilities acquired. There has been no change to goodwill subsequent to the acquisition.

     The intangible assets detail at December 31, 2012 and 2011 consist of the following (in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2012:
Content	$3,304	$(126)	$3,178	4.8 years
Advertiser relationships	1,982	(188)	1,794	1.8 years
Developed technology	529	(51)	478	1.8 years
Trade name	396	(38)	358	1.8 years
Domains	246	(118)	128	4.6 years
	$6,457	$(521)	$5,936

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2011:
Domains	$217	$(86)	$131	4.8 years
Total	$217	$(86)	$131

     Amortization expense for the years ended December 31, 2012 and 2011 was approximately $0.4 million and zero, respectively. Amortization expense related to developed technology is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

     The changes in carrying amount of goodwill for the year ended December 31, 2012 was as follows:

Balance as of December 31, 2011	$—
Goodwill acquired	48,056
Effect of currency translation	549
Balance as of December 31,2012	$48,605

     Estimated future amortization of purchased intangible assets at December 31, 2012 was as follows (in thousands):

Year ending December 31,	Amount
2013	$2,121
2014	1,851
2015	671
2016	671
2017 and thereafter	621
Total amortization	$5,935

8. ACCRUED LIABILITIES

     Accrued liabilities as of December 31, 2012 and 2011 consist of the following (in thousands):

	December 31,
	2012	2011
Accrued vacation and employee related expenses	$2,463	$1,905
Accrued bonus and commissions	2,037	947
Deferred rent	1,755	1,198
Accrued value added taxes payable	1,260	—
Legal settlement accrual	2,167	1,250
Accrued payroll tax	845	178
Merchant revenue share liability	538	314
Accrued restructuring and integration costs	710	—
Exercise of unvested stock options	—	61
Other accrued expenses	4,592	1,832
Total	$16,367	$7,685

9. OTHER INCOME (EXPENSE), NET

     Other income (expense), net as of December 31, 2012, 2011 and 2010 consist of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest income	$51	$13	$30
Transaction gain (loss) on foreign exchange	(259)	(393)	9
Other non-operating loss, net	(18)	(15)	(24)
Other income (expense), net	$(226)	$(395)	$15

10. COMMITMENTS AND CONTINGENCIES

     Office Facility Lease—The Company leases its office facilities under operating lease agreements that expire from 2013 to 2021. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

     On May 9, 2012, the Company entered into an office lease (the “Lease”) to lease space for its corporate headquarters located in San Francisco, California from Stockbridge 138 New Montgomery LLC (the “Landlord”). Pursuant to the Lease, the Company will lease premises containing 110,412 square feet of space at 140 New Montgomery Street for a term of eight years beginning October 1, 2013. In connection with the entry into the Lease, the Company delivered a letter of credit to the Landlord in the amount of $4.5 million.

     Rental expense was $4.8 million, $2.4 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

     Aggregate Future Lease Commitments—The Company’s minimum payments under noncancelable operating leases for equipment and office space having initial terms in excess of one year are as follows at December 31, 2012 (in thousands):

Operating
Year Ending December 31,	Leases
2013	$8,681
2014	11,777
2015	12,469
2016	10,400
2017	7,685
Thereafter	26,180
Total minimum lease payments	$77,192

     Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

     In March 2011, the Company was sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code seeking monetary relief in an unspecified amount. In December 2012, the Court issued a judgment giving final approval to a settlement of this matter, without any admission of liability on the Company’s part, for payments by the Company in an aggregate amount of approximately $0.8 million. The Company had originally accrued for a settlement of approximately $1.3 million in the year ended December 31, 2010. The accrual was adjusted in the quarter ended December 31, 2012 for the final settlement amount and is reflected in general and administrative expenses on the accompanying consolidated statement of operations.

     Qype, an indirect wholly-owned subsidiary of the Company, is party to two lawsuits regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG (“Deutsche Telekom”) between 2005 and 2008 at a rate set by the German Federal Network Agency (“FNA”). Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008. In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. The appeal is expected to be heard in the first half of 2013. In addition, on August 6, 2012, Deutsche Telekom filed a claim against Qype in the Regional Court of Bonn for approximately €118,400 plus interest asserting Qype was unjustly enriched as a result of paying an insufficient rate for directory data from 2005 to 2008. Following a hearing on December 19, 2012, the court dismissed Deutsche Telekom’s claim in full. Deutsche Telekom has appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court of Düsseldorf. The appeal is expected to be heard in the first half of 2013. Under the applicable authoritative literature, an amount which represents management’s best estimate of the amount that will ultimately be paid, was accrued for as a loss contingency as of the acquisition date of Qype.

     Indemnification Agreements

     In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

     While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s financial position, results of operations or cash flows.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Initial Public Offering

     In March 2012, the Company completed its IPO whereby 8,172,500 shares of Class A common stock were sold by the Company (inclusive of 1,072,500 shares of Class A common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 50,000 shares of Class A common stock were sold by a selling stockholder, The Yelp Foundation. The public offering price of the shares sold in the offering was $15.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholder. The total gross proceeds from the offering to the Company were $122.6 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $111.4 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 35,816,772 shares of Class B common stock. As a result, following the IPO, the Company has two classes of authorized common stock outstanding: Class A common stock (one vote per share) and Class B common stock (ten votes per share).

     The following table presents the shares authorized and issued and outstanding as of the periods presented (in thousands, except share data):

	December 31, 2012		December 31, 2011
		Shares		Shares
	Shares	Issued and	Shares	Issued and	Liquidation
	Authorized	Outstanding	Authorized	Outstanding	Preference
Redeemable convertible preferred stock:
Redeemable convertible preferred stock,	—	—	40,000,000	40,000,000	$1,000
Series A, $0.000001 par value
Redeemable convertible preferred stock,	—	—	44,802,870	44,802,870	$5,000
Series B, $0.000001 par value
Redeemable convertible preferred stock,	—	—	32,288,630	32,288,630	$10,042
Series C, $0.000001 par value
Redeemable convertible preferred stock,	—	—	14,531,460	14,531,460	$14,996
Series D, $0.000001 par value
Redeemable convertible preferred stock,	—	—	11,644,155	11,644,155	$25,000
Series E, $0.000001 par value
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	23,380,283	—	—	—
Class B common stock, $0.000001 par value	100,000,000	40,124,986	—	—	—
Common stock, $0.000001 par value	200,000,000	—	280,000,000	16,956,409	—
Undesignated Preferred Stock	10,000,000	—	—	—	—

     In November 2011, the board of directors of the Company approved the establishment of The Yelp Foundation (the “Foundation”), a non-profit organization designed to support consumers and businesses in the communities in which the Company operates. The Foundation’s officers include several of the Company’s current officers. The Company’s board of directors approved a contribution and issuance of 520,000 shares of the Company’s common stock to the Foundation, of which the Foundation sold 50,000 shares in the IPO. The Company recorded an expense in the amount of $5.9 million for the contribution based on the fair value of the common stock on the date the shares were issued to the Foundation. The Company recorded the expense as a charitable contribution expense as it constituted an unconditional transfer of assets to an entity in a voluntary nonreciprocal transfer.

     The Company has not consolidated the Foundation as (1) the Company does not have a financial interest in the Foundation, (2) the Company does not have voting rights and (3) the Foundation meets the definition of a non-profit organization under ASC 810-20, Consolidation – Control of Partnerships and Similar Entities as it is organized exclusively for charitable, scientific, literary and educational purposes within the meaning of Section 501(c)(3) of the Internal Revenue Code of 1986 and is governed by Section 5211(b) of the California Nonprofit Public Benefit Corporation Law.

     Common Stock Subject to Repurchase—The Company has in the past granted certain options that were exercisable prior to vesting. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price, and the related dollar amount recorded as a liability. The liability is reclassified into equity on a ratable basis as the award vests. The Company has recorded a liability in accrued liabilities of zero and $0.1 million relating to zero and 171,981 options that were exercised and are unvested at December 31, 2012 and 2011, respectively. These shares that are subject to a repurchase right held by the Company are included in issued and outstanding shares as of each period presented.

     Stock Option Plan—The Company has three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2012 Equity Incentive Plan (the “2012 Plan”). In July 2011, the Company terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan will continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the IPO, all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further shares will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and/or performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Options granted generally are exercisable for up to 10 years. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter.

     A summary of stock option activity for the year ended December 31, 2010, 2011 and 2012 is as follows:

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
			Term	Intrinsic Value
	Options Outstanding		(in years)	(in thousands)
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding—December 31, 2009	6,147,157	$0.56
Granted (weighted average fair value of $4.20 per option)	1,881,832	6.68
Exercised	(1,289,569)	0.36
Canceled	(1,041,576)	1.92
Options outstanding—December 31, 2010	5,697,844	$2.28
Granted (weighted average fair value of $4.48 per option)	5,612,978	7.76
Exercised	(1,378,709)	1.48
Canceled	(628,124)	5.47
Options outstanding—December 31, 2011	9,303,989	$5.48
Granted (weighted average fair value of $0.72 per option)	3,249,855	19.76
Exercised	(1,606,612)	2.29
Canceled	(834,056)	12.45
Options outstanding—December 31, 2012	10,113,176	$10.00	7.89	$96,992

Options vested and expected to vest as of December 31, 2012	9,924,977	$9.86	7.86	$96,352
Options vested and exercisable as of December 31, 2012	4,533,459	$5.30	6.88	$61,503

     Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $31.3 million, $10.3 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

     The following table at summarizes information about outstanding and vested stock options as of December 31, 2012:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Exercise Price	Options	Life	Exercise	Number of	Exercise
Range	Outstanding	(Years)	Price	Options	Price
$0.01 – 1.00	1,215,405	4.85	$0.41	1,171,948	$0.38
$1.08 – 6.92	877,312	6.41	4.56	611,494	4.01
$7.16	4,280,147	7.92	7.16	2,368,510	7.16
$8.16 – 11.68	1,409,659	8.49	10.53	362,482	10.29
$16.71 – 19.96	1,012,650	9.42	18.82	500	19.96
$21.13 – 22.86	523,312	9.91	22.03	12,385	21.54
$24.10 – $25.70	547,903	9.59	24.90	6,140	24.90
$26.89 – $27.05	246,788	9.09	26.97	—	0.00
Total	10,113,176	7.88	$10.00	4,533,459	$5.30

     Restricted Stock Awards—During the years ended December 31, 2012 and 2011, the Company issued 1,250 and 168,750 shares of restricted common stock, respectively, at a weighted average fair value of $11.68 and $9.34 per share. These awards vest over four years in each case subject to continued service as an employee, director or consultant to the Company and subject to accelerated vesting in certain cases. The unvested portion of such shares is subject to reacquisition by the Company at no cost upon the termination of the holder’s continuous services as an employee, director or consultant to the Company.

     Employee Stock Purchase Plan—Concurrent with the effectiveness of the underwriting agreement in connection with the IPO on March 1, 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The administrator may approve offerings with durations of not more than 27 months, and may specify one or more shorter purchase periods within each offering. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. There were no offerings of share purchase rights to employees under the Company’s ESPP for the year ended December 31, 2012.

     Stock-Based Compensation Expense—The fair value of options granted to employees is estimated on the grant date using the Black-Scholes-Merton option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility in the fair market value of the Company’s Class A common stock, a risk-free interest rate, expected dividends and the estimated forfeitures of unvested stock options. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are based on the Company’s historical experience.

     The Company uses the straight-line method for expense attribution. For the years ended December 31, 2012, 2011 and 2010, the weighted-average assumptions are as follows:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	—	—	—
Annual risk-free rate	1.01%	2.30%	2.36%
Expected volatility	62.76%	60.71%	70.71%
Expected term (years)	6.18	6.08	5.99

     The following table summarizes the effects of stock-based compensation related to stock-based awards to employees on the Company’s consolidated statements of operations as of December 31, 2012, 2011 and 2010, is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation effects in loss before income taxes:
Cost of revenue	$122	$50	$26
Sales and marketing	4,917	1,607	662
Product development	1,705	721	260
General and administrative	8,134	2,499	483
Total stock-based compensation	$14,878	$4,877	$1,431

     During the years ended December 31, 2012, 2011 and 2010, the Company capitalized $0.3 million, $0.2 million and $0.1 million, respectively, of stock-based compensation as website development costs.

     As of December 31, 2012, there was approximately $39.7 million of total unrecognized compensation cost net of forfeitures related to outstanding stock options that is expected to be recognized over a weighted-average period of 2.95 years.

     As of December 31, 2012, there was approximately $1.2 million of total unrecognized compensation cost net of forfeitures related to outstanding restricted stock awards that is expected to be recognized over a period of 3.46 years.

12. NET LOSS PER SHARE

     Basic and diluted net loss per common share for periods prior to the completion of the Company’s IPO is presented in conformity with the two-class method required for participating securities. Holders of Series A, Series B, Series C, Series D and Series E redeemable convertible preferred stock were each entitled to receive noncumulative dividends at the annual rate of $0.0015, $0.006696, $0.018582, $0.061935 and $0.12882 per share per annum, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. In the event a dividend is paid on common stock, the holders of Series A, Series B, Series C, Series D and Series E redeemable convertible preferred stock were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). The holders of the Company’s Series A, Series B, Series C, Series D and Series E redeemable convertible preferred stock did not have a contractual obligation to share in the losses of the Company. The Company considered its preferred stock to be participating securities and, in accordance with the two-class method, earnings allocated to preferred stock and the related number of outstanding shares of preferred stock have been excluded from the computation of basic and diluted net loss per common share.

     Under the two-class method, net income (loss) attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A, Series B, Series C, Series D and Series E redeemable convertible preferred stock non-cumulative dividends, between common stock and Series A and Series B convertible preferred stock and Series C and D redeemable convertible preferred stock. In computing diluted net income (loss) attributable to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Shares of common stock subject to repurchase resulting from the early exercise of employee stock options are considered participating securities and are therefore included in the basic weighted-average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury stock method.

     Basic and diluted net income (loss) per share attributable to common stockholders for periods following the completion of the Company’s IPO is presented in conformity with the “two-class method” required for participating securities. Immediately prior to the consummation of the IPO in March 2012, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each class of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions, among other ways.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2012		2011	2010
	Class A	Class B
Net loss	$(3,464)	$(15,649)	$(16,668)	$(9,566)
Add: accretion of redeemable convertible preferred stock	(6)	(26)	(189)	(175)
Net loss attributable to common stockholders	$(3,470)	$(15,675)	$(16,857)	$(9,741)
Basic shares:
Weighted-average common shares outstanding	9,815	44,334	15,291	13,774
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	9,815	44,334	15,291	13,774
Net loss per share attributable to common stockholders:
Basic	$(0.35)	$(0.35)	$(1.10)	$(0.71)
Diluted	$(0.35)	$(0.35)	$(1.10)	$(0.71)

     The following employee stock awards were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Employee stock options	10,113	9,303	5,698
Restricted stock awards	116	169	—

13. INCOME TAXES

     The Company accounts for income taxes in accordance with authoritative guidance, which requires the use of the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based upon the difference between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities and are measured using the enacted tax rate expected to apply to taxable income in the years in which the differences are expected to be reversed.

     The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	2012	2011	2010
United States	$(12,624)	$(14,684)	$(6,931)
Foreign	(6,367)	(1,882)	(2,560)
Total	$(18,991)	$(16,566)	$(9,491)

     The income tax provision is composed of the following (in thousands):

	2012	2011	2010
Current:
Federal	$—	$—	$—
State	3	20	9
Foreign	136	95	64
	139	115	73
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(17)	(13)	2
	(17)	(13)	2
Total provision for income taxes	$122	$102	$75

     The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	2012	2011	2010
Tax benefit at federal statutory rate	(34.00%)	(34.00%)	(34.00%)
State—net of federal effect	(5.84)	(5.92)	(5.86)
Foreign rate differential	(38.74)	2.99	6.25
Stock-based compensation	7.96	7.26	4.84
Acquisition costs	2.39	0.00	0.00
Meals & Entertainment	3.05	1.07	1.38
Research credits	(5.22)	0.00	(0.03)
Change in valuation allowance	70.13	27.71	26.85
Other	0.91	1.50	1.34
Effective tax rate	0.64%	0.61%	0.77%

     The changes in the effective tax rate reconciliation related to foreign rate differential and change in valuation allowance are primarily attributable to the change in geographic mix of income as a result of the acquisition of Qype.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	2012	2011
Deferred tax assets:
Reserves and others	$3,673	$1,234
Accrued legal	332	483
Stock-based compensation	4,295	806
Contribution carryforward	2,223	2,297
Net operating loss carryforward	17,810	9,473
Research credit carryforward	1,002	—
Gross deferred tax assets	29,335	14,293
Valuation allowance	(25,714)	(12,395)
Total deferred tax assets	3,621	1,898
Deferred tax liabilities:
Depreciation and amortization	(3,593)	(1,887)
Total deferred tax liabilities	(3,593)	(1,887)
Net deferred tax assets	$28	$11

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     As of December 31, 2012 and 2011, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets, except for those recorded in the U.K. and Australia entities, will not be realized. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets related to the United Kingdom and Australia will be realized. Accordingly, management has applied a full valuation allowance against its net deferred tax assets except for those recorded in the U.K. and Australia entities at December 31, 2012 and 2011. The net change in the total valuation allowance for the year ended December 31, 2012, 2011 and 2010 was an increase of approximately $13.3 million, $4.5 million and $2.6 million, respectively.

     At December 31, 2012, the Company has federal and state net operating loss carryforwards of approximately $49.8 million and $59.5 million respectively, expiring beginning in 2024 and 2013, respectively. Further, the Company has trading losses in Ireland of $8.7 million. The Ireland trading losses may be carried forward indefinitely against Ireland profits. The Company has losses of $14.3 million, $13.2 million and $3.1 million in Germany, the United Kingdom and France, respectively, which may be carried forward indefinitely against profits in the respective jurisdictions as a result of the acquisition of Qype. At December 31, 2012, the Company has federal research credit carryforwards of approximately $0.8 million that expire beginning in 2024 and California research credit carryforwards of approximately $1.1 million, which do not expire.

     Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company completed an analysis under Sections 382 and 383 of the Code through the quarter ended June 30, 2012 and determined that an ownership change, as defined under Sections 382 and 383 of the Code, occurred in prior years. The Company does not expect the limitation to result in a reduction in total amount utilizable. Further, Qype’s loss carryforwards may be subject to limitations under the applicable laws of the taxing jurisdictions due to ownership change limitations.

     As a result of certain realization requirements of the accounting guidance for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2012 and 2011 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Approximately $31.0 million of federal net operating losses and $36.1 million of state net operating losses are related to tax stock option deductions in excess of book deductions. The Company uses the accounting guidance for income taxes for purposes of determining when excess tax benefits have been realized.

     It is the intention of the Company to reinvest the earnings from Canada, the United Kingdom and Yelp Ireland Holding Company Limited. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of December 31, 2012, $0.7 million of cumulative amount of earnings upon which U.S. income taxes have not been provided.

     As of December 31, 2012, the Company has $0.6 million of unrecognized tax benefits. The Company had a nominal amount of unrecognized tax benefits during the years ended December 31, 2011 and 2010.

     A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	2012	2011	2010
Balance at the beginning of the year	$1	$1	$1
Increase based on tax positions related to the prior year	495	—	—
Increase based on tax positions related to the current year	115	—	—
(Decrease) from Tax Authorities’ Settlements	—	—	—
Expiration of statute of limitations for the assessment of taxes	—	—	—
Balance at the end of the year	$611	$1	$1

       As of December 31, 2012, $0.6 million of the Company’s unrecognized tax benefits are subject to full valuation allowance and, if recognized, will not affect the annual effective tax rate. Included in the balance of unrecognized tax benefits as of December 31, 2012, 2011 and 2010, is an immaterial amount of tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company had an immaterial amount related to the accrual of interest and penalties.

       The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year ended December 31, 2012.

       The Company is subject to taxation in the United States and various states and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and foreign income tax returns since inception are still subject to audit.

       On January 2, 2013, President Obama signed into law The American Taxpayer Relief Act of 2012 (“ATRA”). Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The Company estimates the benefit that will be received as a result of the credit extension will be approximately $0.2 million. The benefit, which will be subjected to a full valuation allowance, will be recognized in the period of enactment, which is the first quarter of 2013.

14. RELATED-PARTY TRANSACTIONS

     The Company does not have any significant related party transactions, other than contributions made to The Foundation (see Note 11).

15. INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS

     The Company considers operating segments to be components of the Company in which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by product line and geographic region for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reporting segment.

     Revenue by geography is based on the billing address of the customer. The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region for the periods presented (in thousands):

     Net revenue

	Year Ended December 31,
	2012	2011	2010
Net revenue by product:
Local advertising	$109,159	$58,473	$33,759
Brand advertising	20,579	17,686	12,046
Other services	7,829	7,126	1,926
Total	$137,567	$83,285	$47,731

     For the year ended December 31, 2012 revenue generated in the United States was approximately 97.8% while revenue generated internationally was 2.2%. During the years ended December 31, 2011 and 2010, all of the Company’s revenue was generated in the United States. No individual customer accounted for 10% or more of consolidated net revenue.

Long-Lived Assets

	December 31,
	2012	2011	2010
United States	$14,275	$11,675	$5,576
All Other Countries	55,243	54	44
Total long-lived assets	$69,518	$11,729	$5,620

EXHIBIT INDEX

						Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated October 23, 2012, by and among Yelp Inc., Yelp Ireland Ltd., Qype GmbH and the shareholders of Qype GmbH.	8-K	001-35444	99.1	10/24/2012

3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012

3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012

4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012

10.1	Fourth Amended and Restated Investor Rights Agreement, by and between Yelp Inc. and the investors listed on Schedules I and II thereto, dated January 22, 2010.	S-1	333-178030	10.1	11/17/2011

10.2*	Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.2	11/17/2011

10.3*	Form of Option Agreement and Option Grant Notice under Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.3	11/17/2011

10.4*	2011 Equity Incentive Plan.	S-1/A	333-178030	10.4	2/3/2012

10.5*	Forms of Option Agreement and Option Grant Notice under 2011 Equity Incentive Plan.	S-1/A	333-178030	10.5	2/3/2012

10.6*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1/A	333-178030	10.6	2/3/2012

10.7*	Amended and Restated Offer Letter, by and between Yelp Inc. and Geoff Donaker, dated February 3, 2012.	S-1/A	333-178030	10.7	2/3/2012

10.8*	Amended and Restated Offer Letter, by and between Yelp Inc. and Rob Krolik, dated February 3, 2012.	S-1/A	333-178030	10.8	2/3/2012

10.9*	Amended and Restated Offer Letter, by and between Yelp Inc. and Jed Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012

10.10*	Amended and Restated Offer Letter, by and between Yelp Inc. and Laurence Wilson, dated February 3, 2012.	S-1/A	333-178030	10.10	2/3/2012

10.11	Amended and Restated Office Lease, by and between Yelp Inc. and 706 Mission Street Co. LLC, effective October 1, 2009.	S-1/A	333-178030	10.12	2/3/2012

10.12	Galleria Corporate Center Lease between Yelp Inc. and JEMB SCOTTSDALE LLC, dated January 20, 2010; First Amendment to Lease, dated January 4, 2011; Second Amendment to Lease, dated August 8, 2011.	S-1/A	333-178030	10.13	2/3/2012

10.13	License Agreement between Harrison 160, LLC, as Licensor, and MRL Ventures Inc., as Licensee, dated as of April 16, 2004; Addendums through November 10, 2011.	S-1/A	333-178030	10.14	2/3/2012

10.14*	Offer Letter, by and between Yelp Inc. and Jeremy Stoppelman, dated February 3, 2012.	S-1/A	333-178030	10.15	2/3/2012

Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.15*	2012 Equity Incentive Plan.	S-1/A	333-178030	10.16	2/3/2012

10.16*	Form of Option Agreement and Grant Notice and RSU Award Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012

10.17*	2012 Employee Stock Purchase Plan.	S-1/A	333-178030	10.18	2/3/2012

10.18*	Executive Severance Benefit Plan.	S-1/A	333-178030	10.19	2/3/2012

10.19*	Secondment Agreement, dated April 25, 2012, by and between Yelp Inc. and Jed Nachman.	8-K	001-35444	99.1	4/27/2012

10.20	Lease Agreement, by and between Yelp UK Limited and Knight Frank LLP, dated March 1, 2012.	10-Q	001-35444	10.11	5/4/2012

10.21	Office Lease, dated May 9, 2012, by and between Yelp Inc. and Stockbridge 138 New Montgomery LLC.	8-K	001-35444	10.1	5/10/2012

10.22*	2013 Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		2/8/2013

21.1	Subsidiaries of Yelp Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page).					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.

†	The certifications attached as Exhibit 32.1 accompany this Annual Report, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.