Form 10-Q
period 2013-03-31
YELP INC
filed 2013-05-03
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

     As of April 30, 2013, there were 31,116,969 shares of registrant’s Class A Common Stock, par value $0.000001 per share, issued and outstanding and 33,324,408 shares of registrant’s Class B Common Stock, par value $0.000001 per share, issued and outstanding.

YELP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

     Unless the context otherwise indicates, where we refer in this Quarterly Report to our “mobile application” or “mobile app,” we refer to all of our applications for mobile-enabled devices. Similarly, references to our “website” refer to both the U.S. and international versions of our website, as well as the versions of our website dedicated to mobile-based browsers.

     The key metrics presented in this Quarterly Report as of and for the quarter ended March 31, 2013 do not reflect traffic, content or local business activity of Qype GmbH, a Germany-based reviews website we acquired in the fourth quarter of 2012. We will begin to include metrics for each Qype market following its migration to the Yelp platform.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$94,498	$95,124
Accounts receivable (net of allowance for doubtful accounts of $367 and $384 at March 31, 2013 and December 31, 2012, respectively)	12,327	11,738
Prepaid expenses and other current assets	6,880	4,912

Total current assets	113,705	111,774

Property, equipment and software, net	15,772	14,799
Goodwill	45,993	48,605
Intangibles, net	5,183	5,936
Restricted cash	6,332	6,400
Other assets	309	182

Total assets	$187,294	$187,696

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,020	$2,284
Accrued liabilities	15,153	16,367
Deferred revenue	3,086	2,856
Total current liabilities	21,259	21,507

Long term liabilities	601	527

Total liabilities	21,860	22,034

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.000001 par value—500,000,000 shares authorized; 64,286,119 and 63,505,269 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	231,525	225,245
Accumulated other comprehensive income (loss)	(904)	805
Accumulated deficit	(65,187)	(60,388)

Total stockholders’ equity	165,434	165,662

Total liabilities and stockholders’ equity	$187,294	$187,696

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net revenue	$46,133	$27,385
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown
separately below)	3,340	2,126
Sales and marketing	28,194	18,770
Product development	7,236	4,140
General and administrative	8,764	10,729
Depreciation and amortization	2,478	1,361
Restructuring and integration cost	675	—
Total costs and expenses	50,687	37,126

Loss from operations	(4,554)	(9,741)
Other income (expense), net	(201)	(30)

Loss before income taxes	(4,755)	(9,771)
Provision for income taxes	(44)	(31)

Net loss	(4,799)	(9,802)
Accretion of redeemable convertible preferred stock	—	(31)
Net loss attributable to common stockholders (Class A and B)	$(4,799)	$(9,833)

Net loss per share attributable to common stockholders
Basic	$(0.08)	$(0.31)
Diluted	$(0.08)	$(0.31)
Weighted-average shares used to compute net loss per share attributable to common stockholders (Class A and B)
Basic	63,733	31,263
Diluted	63,733	31,263

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(4,799)	$(9,802)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,709)	(30)
Other comprehensive income (loss)	(1,709)	(30)

Comprehensive loss	$(6,508)	$(9,832)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(4,799)	$(9,802)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,478	1,361
Provision for doubtful accounts and sales returns	551	(10)
Stock-based compensation	5,160	7,429
Loss on disposal of assets and website development costs	50	1
Changes in operating assets and liabilities:
Accounts receivable	(1,204)	1,090
Prepaid expenses and other assets	(1,515)	(552)
Accounts payable and accrued expenses	(1,176)	(1,217)
Deferred revenue	281	(1,073)

Net cash provided by (used in) operating activities	(174)	(2,773)

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(943)	(367)
Capitalized website and software development costs	(969)	(612)
Change in restricted cash	—	(1,112)

Net cash used in investing activities	(1,912)	(2,091)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	113,407
Proceeds from issuance of common stock	1,657	511
Repurchase of common stock	(81)	—
Net cash provided by financing activities	1,576	113,918

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS	(116)	(53)

CHANGE IN CASH AND CASH EQUIVALENTS	(626)	109,001
CASH AND CASH EQUIVALENTS—Beginning of period	95,124	21,736

CASH AND CASH EQUIVALENTS—End of period	$94,498	$130,737

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW
INFORMATION:
Cash paid for income taxes, net of refunds	$13	$17

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and
accruals	$1,296	$779
Capitalized website and software development costs recorded in accounts
payable and accruals	—	97
Goodwill measurement period adjustment	1,153	—
Offering costs not yet paid	—	1,150
Accretion of redeemable convertible preferred stock	—	31
Vesting of early exercised options	—	15

See notes to condensed consolidated financial statements.

YELP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Yelp Inc. was incorporated in Delaware on September 3, 2004. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” and “Yelp” in these Notes to Condensed Consolidated Financial Statements refers to Yelp Inc. and its subsidiaries.

     Yelp connects people with great local businesses. Yelp’s users have contributed millions of reviews of almost every type of local business, giving a voice to consumers and bringing “word of mouth” online. Businesses of all sizes use the Yelp platform to engage with consumers at the critical moment when they are deciding where to spend their money.

     Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2013 (the “Annual Report”). The condensed consolidated balance sheet as of December 31, 2012 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair presentation of the interim periods presented.

     Significant Accounting Policies

     There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in the Annual Report.

     Effective January 1, 2013, the Company prospectively adopted ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income (loss) is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

     Principles of Consolidation

     These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

     Level 1 — Observable inputs, such as quoted prices in active markets,

     Level 2 — Inputs other than the quoted prices in active markets that are observable directly, or

     Level 3 — Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

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

     The following table represents the Company's financial instruments measured at fair value as of March 31, 2013 and December 31, 2012, (in thousands):

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds(1)	$83,271	—	—	$83,271	$87,262	—	—	$87,262
____________________

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

3. ACQUISITION

     On October 23, 2012, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., completed the acquisition of all the outstanding equity interests of Qype GmbH and its subsidiaries (collectively, “Qype”) for approximately $24.3 million in cash and Yelp Class A common stock with an approximate fair value of $23.3 million. Of the total consideration paid in connection with the acquisition, $10.3 million was held in the form of cash in escrow to secure indemnification obligations. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), with the results of Qype’s operations included in the consolidated financial statements starting on October 23, 2012. The key factors underlying the acquisition were to secure an established European market presence, obtain Qype’s content and traffic and the opportunity for expansion. The balance remaining in the escrow fund relating to this acquisition was approximately $10.0 million as of March 31, 2013.

     The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Qype, and includes the accounting effects resulting from the Qype acquisition, including transaction, restructuring and integration costs, amortization charges from acquired intangible assets, and changes in depreciation due to differing asset values and depreciation lives as though the Company and Qype were combined as of January 1, 2012. The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of Qype had taken place as of January 1, 2012 (in thousands, except per share data):

Pro Forma for the
Three Months Ended
March 31, 2012
Revenue	$29,870
Net loss	$(12,739)
Basic and diluted net loss per share attributable to common stockholders	$(0.40)

     In October 2012, following the acquisition of Qype, the Company announced its plan to reduce the size of the Qype workforce and terminate several of Qype’s leases. These actions were made in order to reduce the Company’s cost structure, enhance operating efficiencies and strengthen the Company’s business to achieve long-term profitable growth. As a result of this plan, the Company incurred restructuring charges during the fourth quarter of 2012 and the first quarter of 2013, which were included in the restructuring and integration costs in the consolidated statements of operations for such periods. Restructuring liabilities were $0.7 million as of March 31, 2013, and are included in accrued liabilities on the accompanying condensed consolidated balance sheet. The Company expects that activities under this restructuring plan will be substantially complete by the end of the second quarter of 2013. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. The Company has recorded restructuring charges of $1.9 million to date. The following table summarizes the changes in the Company’s restructuring liabilities (in thousands):

Balance as of December 31, 2012	$685
Provision	935
Payments	(424)
Adjustment to prior provision	(261)
Balance as of March 31, 2013	$935

4. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Cash and cash equivalents
Cash	$11,227	$7,862
Money market funds	83,271	87,262

Total cash and cash equivalents	$94,498	$95,124

     The lease agreements for the Company’s San Francisco, New York and London, England offices require the Company to maintain letters of credit issued to the landlords of each facility. The letters of credit are subject to renewal annually until the leases expire. As of March 31, 2013 and December 31, 2012, the Company had outstanding letters of credit totaling $6.3 million and $6.4 million, respectively, related to such leases.

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET

     Property, equipment and software, net as of March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Computer equipment	$8,836	$8,315
Software	438	433
Capitalized website and internal-use software development costs	9,611	8,653
Furniture and fixtures	2,808	2,613
Leasehold improvements	5,846	5,017
Telecommunication	1,622	1,570

Total	29,161	26,601
Less accumulated depreciation	(13,389)	(11,802)

Property, equipment and software, net	$15,772	$14,799

     Depreciation expense for the three months ended March 31, 2013 and 2012 was approximately $1.7 million and $0.8 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

     The Company’s goodwill is the result of the acquisition of Qype on October 23, 2012, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows (in thousands):

Balance as of December 31, 2012	$48,605
Goodwill acquired	—
Measurement period adjustment	(1,153)
Effect of currency translation	(1,459)
Balance as of March 31, 2013	$45,993

     Under the terms of the Share Purchase Agreement by and among the Company, its wholly-owned subsidiary Yelp Ireland Ltd., Qype and its shareholders, the Qype purchase price was subject to a post-closing adjustment based on Qype’s net working capital as of the acquisition date. On April 15, 2013, Yelp and the former Qype shareholders agreed to an adjustment of the purchase price in favor of Yelp in the amount of €0.9 million (approximately $1.2 million as of March 31, 2013) based on Qype’s net working capital as of the acquisition date. As this agreement occurred during the measurement period of the acquisition, as defined by ASC 805, the impact of this adjustment was recorded as an increase to other current assets and a decrease to goodwill as of March 31, 2013. The related funds are expected to be released to Yelp from the escrow fund in the second quarter of 2013.

     The intangible assets detail at March 31, 2013 and December 31, 2012 consist of the following (Dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
March 31, 2013:
Content	$3,168	$(280)	$2,888	4.6 years
Advertiser relationships	1,901	(420)	1,481	1.6 years
Developed technology	507	(112)	395	1.6 years
Trade name	380	(84)	296	1.6 years
Domains	250	(127)	123	4.5 years
	$6,206	$(1,023)	$5,183

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2012:
Content	$3,304	$(126)	$3,178	4.8 years
Advertiser relationships	1,982	(188)	1,794	1.8 years
Developed technology	529	(51)	478	1.8 years
Trade name	396	(38)	358	1.8 years
Domains	246	(118)	128	4.6 years
	$6,457	$(521)	$5,936

     Amortization expense for the three months ended March 31, 2013 and 2012 was approximately $0.5 zero, respectively.

     As of March 31, 2013, the estimated future amortization of purchased intangible assets for (i) the remaining nine months of 2013, (ii) each of the succeeding four years and (iii) the succeeding fifth year and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2013 (from April 1, 2013)	$1,545
2014	1,797
2015	652
2016	649
2017 and thereafter	540
Total amortization	$5,183

7. ACCRUED LIABILITIES

     Accrued liabilities as of March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Accrued vacation and employee related expenses	$3,067	$2,463
Legal settlement accrual	1,366	2,167
Accrued bonus and commissions	1,914	2,037
Deferred rent	1,608	1,755
Accrued value added taxes payable	1,075	1,260
Accrued payroll tax	650	845
Merchant revenue share liability	503	538
Accrued restructuring and integration costs	935	710
Other accrued expenses	4,035	4,592

Total	$15,153	$16,367

8. OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three months ended March 31, 2013 and 2012 consist of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Interest income	$14	$5
Transaction gain (loss) on foreign exchange	(162)	(21)
Other non-operating income (loss), net	(53)	(14)
Other income (expense), net	$(201)	$(30)

9. COMMITMENTS AND CONTINGENCIES

     Office Facility Leases — The Company leases its office facilities under operating lease agreements that expire from September 2013 to 2021. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

     Rental expense was $1.6 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.

     Legal Proceedings — The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

     In March 2011, the Company was sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code seeking monetary relief in an unspecified amount. In December 2012, the court issued a judgment giving final approval to a settlement of this matter, without any admission of liability on the Company’s part, for payments by the Company in an aggregate amount of approximately $0.8 million. The Company had originally accrued for a settlement of approximately $1.3 million in the year ended December 31, 2010. The accrual was adjusted in the quarter ended December 31, 2012 for the final settlement amount, which was paid in the quarter ended March 31, 2013.

     Qype, an indirect wholly-owned subsidiary of the Company, had been party to two lawsuits regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG (“Deutsche Telekom”) between 2005 and 2008 at a rate set by the German Federal Network Agency (“FNA”). Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008. In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. The court heard the appeal in April 2013 and a decision is expected in July 2013. In addition, on August 6, 2012, Deutsche Telekom filed a claim against Qype in the Regional Court of Bonn for approximately €118,400 plus interest asserting Qype was unjustly enriched as a result of paying an insufficient rate for directory data from 2005 to 2008. However, following a hearing on December 19, 2012, the court dismissed Deutsche Telekom’s claim in full and the time for appeal has lapsed. Under the applicable authoritative literature, an amount which represents management’s best estimate of the amount that will ultimately be paid was accrued for as a loss contingency as of the acquisition date of Qype.

     Indemnification Agreements — In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

     While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims listed above or any other claims under indemnification arrangements will have a material effect on the Company’s financial position, results of operations or cash flows.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

     Initial Public Offering

     In March 2012, the Company completed its initial public offering of its Class A common stock to the public (“IPO”), whereby 8,172,500 shares of Class A common stock were sold by the Company (inclusive of 1,072,500 shares of Class A common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 50,000 shares of Class A common stock were sold by the selling stockholder, The Yelp Foundation. The public offering price of the shares sold in the offering was $15.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholder. The total gross proceeds from the offering to the Company were $122.6 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $111.4 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 35,816,772 shares of Class B common stock. As a result, following the IPO, the Company has two classes of authorized common stock outstanding: Class A common stock and Class B common stock.

     The following table presents the shares authorized and issued and outstanding as of the periods presented:

	March 31, 2013		December 31, 2012
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	30,697,963	200,000,000	23,380,283
Class B common stock, $0.000001 par value	100,000,000	33,588,156	100,000,000	40,124,986
Common stock, $0.000001 par value	200,000,000	—	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

     Equity Incentive Plans

     The Company has outstanding awards under three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2012 Equity Incentive Plan (the “2012 Plan”). In July 2011, the Company terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan will continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the IPO, all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance units and/or performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.

     Restricted Stock

     The Company began granting RSAs to its employees in July 2011. In March 2012, the Company began granting RSUs. The cost of the RSAs and RSUs are determined using the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period. RSAs and RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter.

     The Company granted zero and 1,250 RSAs and 54,000 and 2,500 RSUs during the three months ended March 31, 2013 and 2012, respectively. The Company recorded stock-based compensation expense related to RSAs and RSUs of approximately $0.5 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Company had approximately $4.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSAs which will be recognized over the remaining weighted-average vesting period of approximately 3.05 years.

     Stock Options

     Stock options granted under the 2012 Plan will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest either over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year. Options granted generally are exercisable for up to 10 years. A summary of stock option activity for the three months ended March 31, 2013, is as follows:

	Options Outstanding
			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
		Average	Term (in	Intrinsic Value
	Number of Shares	Exercise Price	years)	(in thousands)
Outstanding – January 1, 2013	10,113,176	$10.00	7.89	$96,992
Granted	2,325,350	21.45
Exercised	(780,856)	2.12
Canceled	(228,097)	17.91
Outstanding – March 31, 2013	11,429,573	$12.71	8.27	$127,420
Options vested and expected to vest as of March 31, 2013	11,146,563	$12.54	8.24	$126,160
Options vested and exercisable as of March 31, 2013	4,185,178	$6.38	7.11	$72,617

     Aggregate intrinsic value represents the difference between the closing stock price of the Company’s Class A common stock on the New York Stock Exchange on March 28, 2013 of $23.71 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $16.0 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively. The weighted-average grant date fair value of options granted was $12.19 and $8.24 per share for the three months ended March 31, 2013 and 2012, respectively.

     As of March 31, 2013, total unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options was approximately $60.9 million, which is expected to be recognized over a weighted-average time period of 3.07 years.

     Employee Stock Purchase Plan

     Concurrent with the effectiveness of the underwriting agreement in connection with the IPO, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. There were no offerings of share purchase rights to employees under the ESPP for the three months ended March 31, 2013 and 2012, respectively.

     Stock-Based Compensation Cost

     The following table summarizes the effects of stock-based compensation related to stock-based awards to employees in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock-based compensation effects in loss before income taxes:
Cost of revenue	$72	$23
Sales and marketing	1,988	1,124
Product development	816	243
General and administrative	1,729	6,039
Restructuring and integration	555	—

Total stock-based compensation	$5,160	$7,429

     During the three months ended March 31, 2013, the Company recognized $0.6 million of stock-based compensation related to the acceleration of vesting of RSUs associated with the Qype restructuring plan described in Note 3. During the three months ended March 31, 2012, the Company recognized $5.5 million of stock-based compensation related to the accelerated vesting of stock options held by two executive officers related to the completion of the IPO, included in general and administrative expense. During each of the three months ended March 31, 2013 and 2012, the Company capitalized $0.1 million of stock-based compensation as website and internal use software development costs.

11. NET LOSS PER SHARE

     Basic and diluted net income (loss) per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities. Immediately prior to the consummation of the IPO, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, shares of Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each class of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted to Class A common stock upon sale or transfer, subject to certain limited exceptions, among other ways.

     The Company’s weighted-average unvested shares subject to repurchase and settlement in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net loss per share using the two-class method in all presented periods.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013		2012

	Class A	Class B	Class A	Class B
Net loss	$(1,765)	$(3,035)	$(850)	$(8,952)
Add: accretion of redeemable convertible preferred stock	—	—	(3)	(28)

Net loss attributable to common stockholders	$(1,765)	$(3,035)	$(853)	$(8,980)

Basic shares:
Weighted-average common shares outstanding	23,434	40,298	2,711	28,552
Diluted shares:
Weighted-average shares used to compute diluted net loss
per share	23,434	40,298	2,711	28,552

Net loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.08)	$(0.31)	$(0.31)

Diluted	$(0.08)	$(0.08)	$(0.31)	$(0.31)

     The following share-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	11,430	9,827
Restricted stock units	311	3
Restricted stock awards	106	170

12. INCOME TAXES

     The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

     The Company recorded an income tax provision of $44,000 and $31,000 for the three months ended March 31, 2013 and 2012, respectively, related to foreign income taxes and state minimum taxes. As of March 31, 2013, based on the available objective evidence, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three months ended March 31, 2013 may not be realized by the end of the 2013 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the first quarter ended March 31, 2013. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, meals and entertainment and non-deductible stock-based compensation expense.

     As of March 31, 2013, the Company has $0.6 million of unrecognized tax benefits which are subject to full valuation allowance and, if recognized, will not affect the annual effective tax rate. The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of March 31, 2013.

13. INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS

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

     Revenue by geography is based on the billing address of the customer. The following tables present the Company's revenue by product line, as well as revenue and long-lived assets by geographic region for the periods presented (in thousands):

Net revenue

	Three Months Ended March 31,
	2013	2012
Net revenue by product:
Local advertising	$38,967	$21,473
Brand advertising	4,758	3,994
Other services	2,408	1,918

Total	$46,133	$27,385

     For the three months ended March 31, 2013, revenue generated in the United States was approximately 94% of total revenue, while revenue generated internationally was 6%. For the three months ended March 31, 2012, all revenue was generated in the United States. No individual customer accounted for 10% or more of consolidated net revenue in either period.

Long-Lived Assets

	March 31,	December 31,
	2013	2012
United States	$15,379	$14,275
All Other Countries	51,878	55,243
Total long-lived assets	$67,257	$69,518

14. SUBSEQUENT EVENT FOOTNOTE

     On April 23, 2013, the Company entered into an agreement for additional office space at its New York location which it expects to occupy in the second half of 2013. In connection with this expansion, the Company increased its letter of credit with its landlord by $0.8 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward Looking Information

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

     Yelp connects people with great local businesses. Our users have contributed a total of approximately 39.1 million cumulative reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 102.1 million unique visitors used our website, and our mobile application was used on approximately 9.9 million unique mobile devices on a monthly average basis during the quarter ended March 31, 2013, according to Google Analytics, a product from Google, Inc. that provides digital marketing intelligence. Businesses of all sizes use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the contributors who write reviews, the consumers who read them and the local businesses that they describe.

     As of March 31, 2013, we are active in 54 Yelp markets in the United States and 46 Yelp markets internationally. This footprint represents a fraction of the potential domestic and international markets that we are currently targeting for expansion. Our domestic expansion plans include growth in our existing markets as well as expansion into new markets, many of which are smaller than our current markets, as we look to expand our breadth of coverage.

     Internationally, as we are in the early stages of establishing our footprint, we are targeting a mix of both large and small markets. In October 2012, we acquired Qype GmbH, a Germany-based reviews website (collectively with its subsidiaries, “Qype”), through our wholly-owned subsidiary, Yelp Ireland Ltd. We believe the acquisition of Qype will accelerate the expansion of our international footprint as its largest markets — Germany and the United Kingdom — are key markets for us, and together we will have a substantially increased presence in these markets. For the three months ended March 31, 2013 revenue generated internationally accounted for six percent of total revenue.

     Our overall philosophy is to invest for long-term growth. We expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally and in product development to expand our platform by innovating and introducing new products to our website and mobile applications. As of March 31 2013, we had 1,479 employees, which represents an increase of 48% compared to March 31, 2012.

Critical Accounting Policies and Estimates

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

     We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

     There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Key Metrics

     We regularly review a number of metrics, including the key metrics set forth below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

  Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were then being filtered or that had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include filtered and removed reviews because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our filtering technology continually reassesses which reviews to filter based on new information, the “filtered” or “unfiltered” status of reviews may change over time. Reviews that are being filtered or have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the filtered reviews for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of March 31, 2013, approximately 36.2 million reviews were available on business profile pages, including approximately 9.0 million reviews that were being filtered, after accounting for the approximately 2.9 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

     The following table presents the number of cumulative reviews as of the dates presented:

	As of March 31,
	2013	2012
	(in thousands)
Reviews	39,103	27,569
  Unique Visitors. Unique visitors represent the average number of monthly unique visitors over a given three-month period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of a given three-month period to calculate average monthly unique visitors. We track unique visitors based on the number of visitors with unique cookies who have visited our website using either a computer or mobile browser, as measured by Google Analytics. Unique visitors do not include visitors who access our platform through our mobile app. For the quarter ended March 31, 2013, our mobile app was used on approximately 9.9 million unique mobile devices on a monthly average basis. Because the number of unique visitors is based on visitors with unique cookies, an individual who accesses our website from multiple devices with different cookies will be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie will be counted as a single unique visitor.

     The following table presents the number of unique visitors (average monthly number) during the periods presented:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Unique Visitors	102,065	71,448
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

     The following table presents the number of cumulative claimed local business locations as of the dates presented:

	As of March 31,
	2013	2012
	(in thousands)
Claimed Local Business Locations	1,103	700
  Active Local Business Accounts. The number of active local business accounts represents the number of active local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

     The following table presents the number of active local business accounts from which we recognized revenue in the given three-month periods presented:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Active Local Business Accounts	45	27

  Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; other income (expense), net; interest income; depreciation and amortization; and stock-based compensation, restructuring and integration costs. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as our management and board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

     The following is a reconciliation of adjusted EBITDA to net income (loss) below for the periods indicated.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:

Net loss	$(4,799)	$(9,802)
Provision for income taxes	44	31
Other income (expense), net	201	30
Depreciation and amortization	2,478	1,361
Stock-based compensation	4,605	7,429
Restructuring and integration costs	675	—
Adjusted EBITDA	$3,204	$(951)

Adjusted EBITDA

     To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation above of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. The stock-based compensation amount of $4.6 million for the three months ended March 31, 2013 excludes approximately $0.6 million of stock-based compensation related to the Qype acquisition already included in restructuring and integration costs.

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

  adjusted EBITDA does not take into account restructuring and integration costs associated with our acquisition of Qype; and

  other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

     Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results.

Results of Operations

     The following tables set forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2013 or any future period.

	Three Months Ended March 31,
	2013	2012
	(as a percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product
Local advertising	85%	78%
Brand advertising	10	15
Other services	5	7

Total net revenue	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately
below)	7%	8%
Sales and marketing	61	69
Product development	16	15
General and administrative	19	39
Depreciation and amortization	5	5
Restructuring and integration costs	1	—

Total costs and expenses	109	136

Loss from operations	(10)	(36)
Other income (expense), net	(1)	—

Loss before income taxes	(11)	(36)
Provision for income taxes	—	—

Net loss	(10)%	(36)%

Three Months Ended March 31, 2013 and 2012

Net Revenue

     We generate revenue from local advertising, brand advertising and other services, including Yelp Deals and partner arrangements. The following provides a description of our revenue by product:

     Local Advertising. We generate revenue from local advertising programs, including enhanced profile pages and performance and impression-based advertising in search results and elsewhere on our website and our mobile app.

     Brand Advertising. We generate revenue from brand advertising through the sale of display advertisements (both graphic and text) on our website and our mobile app, including advertisements from leading national brands in the automobile, financial services, logistics, consumer goods and health and fitness industries.

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

			2012 to
			2013%
	Three Months Ended March 31,		Change
	2013	2012
	(dollars in thousands)
Net revenue by product:

Local advertising	$38,967	$21,473	81%
Brand advertising	4,758	3,994	19
Other services	2,408	1,918	26

Total	$46,133	$27,385	68%

Percentage of net revenue by product:
Local advertising	85%	78%
Brand advertising	10	15
Other services	5	7

Total	100%	100%

     Total net revenue increased $18.8 million, or 68%, in the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Our local advertising revenue increased $17.5 million, or 81%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $0.8 million, or 19%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue increased $0.5 million, or 26%, primarily due to an increase in revenue from the sale of Yelp Deals and sales of remnant advertising inventory.

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

			2012 to
			2013%
	Three Months Ended March 31,		Change
	2013	2012
	(dollars in thousands)
Cost of revenue	$3,340	$2,126	57%
Percentage of net revenue	7%	8%

     In the three months ended March 31, 2013, cost of revenue increased $1.2 million, or 57%, compared to the three months ended March 31, 2012. This increase was primarily attributable to an increase of $0.3 million in outside hosting and internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, set up costs, including video production, for local customer business pages increased by $0.3 million due to increased demand by local businesses for videos on their business pages. Merchant fees related to credit card transactions for local advertising also increased $0.3 million due to a higher volume of credit card paying customers. Lastly, increased personnel costs to support our website infrastructure resulted in an increase of $0.2 million in the three months ended March 31, 2013 compared to the same period last year.

Sales and Marketing

     Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. We incur almost no sales and marketing expense to acquire traffic to our website or mobile app. Our Community Managers are responsible for growing and fostering local communities and coordinating events to raise awareness of our brand. We expect our community management costs to increase as we continue to expand to new markets and within existing markets. We expect our sales and marketing expenses to continue to increase both domestically and internationally as we expand our domestic and international footprint, increase the number of active local business accounts and continue to build our brand. The substantial majority of these expenses will be related to hiring Community Managers and an international sales force. We expect our sales and marketing costs, including community management costs, to increase and to be our largest expense for the foreseeable future. For the three months ended March 31, 2013, we spent $5.3 million related to our international sales and marketing operations compared to $2.4 million for the three months ended March 31, 2012.

			2012 to
			2013%
	Three Months Ended March 31,		Change
	2013	2012
	(dollars in thousands)
Sales and marketing	$28,194	$18,770	50%
Percentage of net revenue	61%	69%

     In the three months ended March 31, 2013, sales and marketing expenses increased $9.4 million, or 50%, compared to the three months ended March 31, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $7.2 million, including an increase in stock-based compensation of $0.9 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased by $1.0 million. In addition, we experienced an increase in facilities and related allocations of $1.6 million, partially offset by a decrease in domestic and international marketing and advertising costs of $0.4 million.

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

			2012 to
			2013%
	Three Months Ended March 31,		Change
	2013	2012
	(dollars in thousands)
Product development	$7,236	$4,140	75%
Percentage of net revenue	16%	15%

     In the three months ended March 31, 2013, product development expenses increased $3.1 million, or 75%, compared to the three months ended March 31, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $2.5 million, including an increase in stock-based compensation of $0.5 million, as we continued to invest in adding features and functionality to our website and mobile app. In addition, we incurred an increase in consulting and outside services of $0.3 million related to investments in systems to support the growth of our business. Lastly, we experienced an increase in facilities and related allocations of $0.2 million as a result of the increase in headcount.

General and Administrative

     Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, user operations, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services and facilities and other supporting overhead costs not allocated to other departments. We expect our general and administrative expenses to increase for the foreseeable future as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

			2012 to
			2013%
	Three Months Ended March 31,		Change
	2013	2012
	(dollars in thousands)
General and administrative	$8,764	$10,729	(18)%
Percentage of net revenue	19%	39%

     In the three months ended March 31, 2013, general and administrative expenses decreased $1.9 million, or 18%, compared to the three months ended March 31, 2012. The decrease was primarily attributable to a decrease in stock based compensation expense of $4.3 million primarily related to the vesting acceleration of stock options held by two executives in connection with the closing of our initial public offering during the three months ended March 31, 2012. Offsetting this decrease was an increase in headcount and related expenses of $1.1 million, an increase in legal fees of $0.4 million, higher fees from outside consultants of $0.3 million, increased facilities and related allocations of $0.2 million and bad debt expense of $0.2 million.

Depreciation and Amortization

     Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal software development costs and amortization of purchased intangibles. We expect depreciation and amortization expenses to increase for the foreseeable future as we continue to expand our technology infrastructure and obtain new facilities due to our growth.

			2012 to
			2013%
	Three Months Ended March 31,		Change
	2013	2012
	(dollars in thousands)
Depreciation and amortization	$2,478	$1,361	82%
Percentage of net revenue	5%	5%

     In the three months ended March 31, 2013, depreciation and amortization expense increased $1.1 million, or 82%, compared to the three months ended March 31, 2012. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Amortization related to our intangibles increased $0.5 million primarily related to the acquired intangibles as part of the Qype acquisition. Additionally, depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $0.3 million and $0.2 million, respectively.

Restructuring and Integration Costs

			2012 to
			2013%
	Three Months Ended March 31,		Change
	2013	2012
	(dollars in thousands)
Restructuring and integration costs	$675	$—	100%
Percentage of net revenue	1%	0%

     In the three months ended March 31, 2013, we incurred restructuring and integration costs of $0.7 million, compared to zero for the three months ended March 31, 2012. In the quarter ended March 31, 2013, we announced our plan to further reduce the size of Qype workforce. These actions were made in order to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. We incurred the restructuring and integration costs of $0.7 million in the three months ended March 31, 2013 as a result of this plan. We expect that activities under this restructuring plan will be substantially complete by the end of the second quarter of 2013. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial.

Other Income (Expense), Net

     Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and foreign exchange gains and losses.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest income	$14	$5
Transaction gains (losses) on foreign exchange	(162)	(21)
Other non-operating income (loss), net	(53)	(14)

Total other income (expense), net	$(201)	$(30)

     In the three months ended March 31, 2013, other income (expense), net decreased $0.2 million compared to the three months ended March 31, 2012. The decrease was largely driven by an unfavorable change in foreign currency exchange rates, primarily between the Euro and the British Pound, which contributed to higher transaction losses on foreign exchange in the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Provision for income taxes	$44	$31

Liquidity and Capital Resources

     As of March 31, 2013, we had cash and cash equivalents of $94.5 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of March 31, 2013 was immaterial. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations and our acquisition of Qype in October 2012 through proceeds from stock sales, including our initial public offering in March 2012, and, to a lesser extent, from the exercise of stock options.

     Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements and anticipated purchases of property and equipment for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may require additional funds in the next 12 months to respond to business challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies, and, accordingly, we may need to engage in equity or debt financings to secure additional funds.

     Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation, insurance limits, as applicable. These cash and cash equivalents could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Cash Flows

     The following table summarizes our cash flows for the periods presented.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:

Purchases of property and equipment	$943	$367
Depreciation and amortization	2,478	1,361
Cash flows provided by (used in) operating activities	(174)	(2,773)
Cash flows used in investing activities	(1,912)	(2,091)
Cash flows provided by financing activities	1,576	113,918

     Operating Activities

     We used $0.2 million of cash from operating activities in the three months ended March 31, 2013, primarily resulting from our net loss of $4.8 million, offset by non-cash depreciation and amortization of $2.5 million and non-cash stock-based compensation of $5.2 million. In addition, operating assets and liabilities changed by $3.6 million, primarily due to the timing of payments to vendors and collections on our accounts receivable during the quarter.

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

     Investing Activities

     Our primary investing activities in the quarter ended March 31, 2013 consisted of purchases of property and equipment to support the build out of our data centers, and the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software and development. We expect to continue to invest in property and equipment and the development of software for the remainder of 2013 and thereafter.

     We used $1.9 million of cash in investing activities during the three months ended March 31, 2013. Cash used in investing activities primarily related to an increase in expenditures related to website development of $1.0 million and purchases of property, equipment and software of $0.9 million to support our growth in the business.

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

     Financing Activities

     During the quarter ended March 31, 2013, we generated $1.6 million in financing activities primarily due to net proceeds from the issuance of common stock upon the exercise of stock options.

     During the quarter ended March 31, 2012, we received $122.6 million in proceeds from our initial public offering. We incurred $9.2 million related to offering costs in connection with the initial public offering, including underwriter commission and discounts associated with the transaction. With the exception of our initial public offering, our financing activities during the quarter ended March 31, 2012 consisted primarily of net proceeds from the issuance of common stock upon the exercise of stock options.

Off Balance Sheet Arrangements

     We did not have any off balance sheet arrangements in 2012 or the first three months of 2013.

Contractual Obligations

     We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from September 2013 to 2021. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of March 31, 2013, we had no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of March 31, 2013:

Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
(in thousands)
Operating lease obligations	$74,588	$9,008	$34,194	$20,583	$10,803

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

     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. During the three months ended March 31, 2013, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of March 31, 2013 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

     We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses) related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the British pound sterling, either alone or in combination with a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the Euro would not have a material impact on our results of operations. In the event our foreign sales and expenses continue to increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

     Qype, our indirect wholly-owned subsidiary, had been party to two lawsuits regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG (“Deutsche Telekom”) between 2005 and 2008 at a rate set by the German Federal Network Agency (“FNA”). Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008. In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. The court heard the appeal in April 2013 and a decision is expected in July 2013. In addition, on August 6, 2012, Deutsche Telekom filed a claim against Qype in the Regional Court of Bonn for approximately €118,400 plus interest asserting Qype was unjustly enriched as a result of paying an insufficient rate for directory data from 2005 to 2008. However, following a hearing on December 19, 2012, the court dismissed Deutsche Telekom’s claim in full and the time for appeal has lapsed.

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

     We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

*We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to achieve or maintain profitability, particularly given our significant ongoing sales and marketing expenses. Our recent growth rate will likely not be sustainable, and a failure to maintain an adequate growth rate will adversely affect our results of operations and business.

     Since our inception, we have incurred significant operating losses, and, as of March 31, 2013, we had an accumulated deficit of approximately $65.2 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $137.6 million in 2012, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

*We rely on traffic to our website from search engines like Google, Bing and Yahoo!, some of which offer products and services that compete directly with our solutions. If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.

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

     Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website from Internet searches during each of the year ended December 31, 2012 and the three months ended March 31, 2013. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

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

*Our business may be harmed if users view our platform as primarily limited to reviews of restaurants and shopping experiences.

     Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 43% of the businesses that have been reviewed on our platform and approximately 60% of our cumulative reviews through March 31, 2013. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

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

     Our trademarks are an important element of our brand. We have faced in the past, and may face in the future, oppositions from third parties to our applications to register key trademarks in foreign jurisdictions in which we expect to expand our presence. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. Whether or not our trademark registration applications are denied, third parties may claim that our trademarks infringe their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in those or other jurisdictions. Doing so could harm our brand or brand recognition and adversely affect our business, financial condition and results of operations.

Negative publicity could adversely affect our reputation and brand.

     Negative publicity about our company, including our technology, sales practices, personnel or customer service, could diminish confidence in and the use of our products. The media has previously reported allegations that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. These allegations, though untrue, could adversely affect our reputation and brand, require significant management time and attention, and subject us to inquiries or investigations. In order to demonstrate that our filtering process applies in a nondiscriminatory manner to both advertisers and non-advertisers, we have made all filtered reviews accessible on our platform. We have also allowed businesses to comment publicly on negative reviews so that they can provide their response. Nevertheless, our reputation and brand, the traffic to our website and mobile app and our business may suffer if negative publicity about our company persists or if users otherwise perceive that content on our website and mobile app is manipulated or biased. In addition, our website and mobile app serve as a platform for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.

*If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.

     For the three months ended March 31, 2013, substantially all of our revenue was generated by the sale of advertising products. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince prospective advertisers of the benefits of our products, including those who may not be familiar with our products (such as those in new markets). In addition, we have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 43% of the businesses that have been reviewed on our platform and approximately 60% of our cumulative reviews through March 31, 2013, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. We must also convince existing and prospective advertisers alike that our advertising products work to their benefit. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. Failure to maintain and expand the advertiser base could harm our business.

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

     We have started to expand our operations internationally. We expect to expand our international operations significantly by accessing new markets abroad and expanding our offerings in new languages. Our platform is now available in English and several other languages. However, we may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. We acquired Qype in October 2012 to accelerate the expansion of our international footprint, primarily in Europe and Brazil, but can make no assurance that we will be successful in integrating Qype with our businesses or in taking advantage of Qype’s presence in these international markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

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

     We receive, store and process personal information and other user data, including credit card information for certain users. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations and may be inconsistent between countries or conflict with other rules. For example, the Federal Trade Commission (“FTC”) currently expects companies like Yelp to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use and storage of consumer information, establishing principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines as described in our published privacy policy. For example, we disclose that we collect a range of information about our users, such as their names, email addresses, search histories and activity on our platform. We also use and store such information primarily to personalize the experience on our platform, provide customer support and display relevant advertising. While we do not sell or share personally identifiable information with third parties for direct marketing purposes, we do have relationships with third parties that may allow them access to user information for other purposes. For example, when we outsource functions such as technical and customer support, tracking and reporting, quality assurance and payment processing to other companies, we make user information available to those companies to the extent necessary for them to provide the outsourced services. We believe our policies and practices comply with the FTC privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, or if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes.

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

*Our acquisition of Qype creates numerous risks and uncertainties that could adversely affect our operating results or prevent us from realizing the expected benefits of the acquisition.

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

     It is possible that the integration process could result in the loss of technical skills and management expertise of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and services. In addition, following the acquisition of Qype, we began implementation of a restructuring plan in order to eliminate redundancies within the combined business and improve operational efficiencies, which we expect to be substantially complete by the end of the second quarter of 2013. Such restructuring efforts could result in reduced efficiency of retained employees and may result in employees, whether or not directly affected by the restructuring, seeking future employment with our business partners or competitors. Although employees are subject to confidentiality requirements, the confidential nature of certain proprietary information may not be maintained in the course of any such future employment. Further, we believe that our ability to realize the full benefits of the acquisition will depend upon our ability to retain highly skilled personnel. We may have difficulty retaining such personnel as a result of the restructuring.

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

     We have experienced rapid growth in our headcount and operations, including through our acquisition of Qype in October 2012, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years. We intend to make substantial investments in our technology, sales and marketing and community management organizations. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets and from any acquired businesses, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

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

*We are, and may in the future be, subject to disputes and assertions by third parties that we violate their rights. These disputes may be costly to defend and could harm our business and operating results.

     We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights and the rights of current and former employees and business owners. For example, third parties have sued us for allegedly violating their patent rights (we are currently a defendant in numerous such suits, all of which involve plaintiffs targeting multiple defendants in the same or similar suits) and various businesses have sued us alleging that we manipulate Yelp reviews in order to coerce them and other businesses to pay for Yelp advertising (one such suit was voluntarily dismissed, and two others were consolidated and dismissed with prejudice, although the plaintiffs have appealed). In addition, Deutsche Telekom filed two suits against Qype in Germany regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom; both claims have been rejected in full by the German court, although Deutsche Telekom has appealed one of the decisions to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court of Düsseldorf. The court heard the appeal in April 2013 and a decision is expected in July 2013. The time for appeal of the other claim has lapsed.

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

     We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, software engineers, marketing professionals and advertising sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. In addition, the loss of any of our senior management or key employees could materially adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

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

     Our Yelp Deals products may be deemed gift certificates, store gift cards, general-use prepaid cards or other vouchers, or “gift cards,” subject to, among other laws, the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) and similar federal, state and foreign laws. Many of these laws include specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, the Credit CARD Act requires that gift cards expire no earlier than five years after their issue. Yelp Deals are comprised of two components: (i) the purchase value, which is the amount paid by the purchaser and which does not expire, and (ii) the promotional value, which is the remaining value for which the Yelp Deal can be redeemed during a limited period, which typically ends one year after the date of purchase. If, contrary to our belief, the Credit CARD Act and similar state laws were held to apply to the promotional value component of Yelp Deals, consumers would be entitled to redeem the promotional value component of their Yelp Deals for up to five years after their issue, and we could face liability for redemption periods that are less than five years. Various companies that provide deal products similar to ours are currently defendants in purported class action lawsuits that have been filed in federal and state court claiming that their deal products are subject to the Credit CARD Act and various state laws governing gift cards and that the defendants have violated these laws as a result of expiration dates and other restrictions they have placed on their deals. Similar lawsuits have been filed in other locations in which we plan to sell our Yelp Deals, such as the Canadian province of Ontario, alleging similar violations of provincial legislation governing gift cards.

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

     Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered include a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We recorded a significant amount of goodwill related to our acquisition of Qype in the fourth quarter of 2012. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill and intangible assets. Any such material charges may have a material negative impact on our financial and operating results.

Risks Related to Ownership of Our Class A Common Stock

*The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founders, directors, executive officers and employees and their affiliates, and limiting your ability to influence corporate matters.

     Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 92% of the voting power of our outstanding capital stock as of March 31, 2013. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

*Our share price has been and will likely continue to be volatile.

     The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in March 2012 at a price of $15.00 per share through April 30, 2013, our stock’s daily closing price has ranged from $15.22 to $28.89. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, factors that may cause volatility in our share price include:

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

*Future sales of our Class A common stock in the public market could cause our share price to decline.

     Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers and employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We have a small public float relative to the total number of shares of our Class A and Class B common stock that are issued. As of March 31, 2013, we had 30,697,963 shares of Class A common stock and 33,588,156 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

     On March 2, 2012, we closed our initial public offering, in which we sold 8,172,500 shares of Class A common stock at a price to the public of $15.00 per share. The aggregate offering price for shares sold in the offering was approximately $122.6 million. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-178030), which was declared effective by the Securities and Exchange Commission (the “SEC”) on February 16, 2012. Our use of proceeds to date has been as described in our final prospectus (the “Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 2, 2012, and has included the payment of approximately $24.3 million for the cash portion of the purchase price of Qype. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus. We have invested the funds received that have not yet been utilized in registered money market funds.

Issuer Purchases of Equity Securities

     The table below provides information with respect to repurchases of shares of our Class B common stock. No shares of our Class A common stock were repurchased during this period.

Total Number of
			Shares	Maximum
			Purchased as	Number of
	Total	Weighted	Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
January 1 – January 31, 2013	—	—	—	—
February 1 – February 28, 2013	3,688	$21.89	—	—
March 1 – March 31, 2013	—	—	—	—
Total	3,688	$21.89	—	—
____________________
(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

     Not applicable.

ITEM 5. OTHER INFORMATION

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

YELP INC.

Date: May 3, 2013	/s/ Rob Krolik
Rob Krolik
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012

3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012

4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012

10.1*	2013 Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		2/8/2013

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X
____________________

*	Indicates management contract or compensatory plan or arrangement.

†

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

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