Form 10-Q
period 2013-06-30
YELP INC
filed 2013-08-02
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

       As of July 31, 2013, there were 39,603,232 shares of registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 25,615,398 shares of registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

YELP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended	2
	June 30, 2013 and 2012.
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months	3
	Ended June 30, 2013 and 2012.
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,	4
	2013 and 2012.
	Notes to Condensed Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item 4.	Controls and Procedures.	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	29
Item 1A.	Risk Factors.	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46
Item 3.	Defaults Upon Senior Securities.	47
Item 4.	Mine Safety Disclosures.	47
Item 5.	Other Information.	47
Item 6.	Exhibits.	47

SIGNATURES
__________________________________________________

       Unless the context otherwise indicates, where we refer in this Quarterly Report to our “mobile application” or “mobile app,” we refer to all of our applications for mobile-enabled devices. Similarly, references to our “website” refer to both the U.S. and international versions of our website, as well as the versions of our website dedicated to mobile-based browsers.

       In the fourth quarter of 2012, we acquired Qype GmbH, a Germany-based reviews website. Although not material to our business to date, we begin including traffic, content and local business activity from a Qype market in our key metrics following its migration to the Yelp platform. Accordingly, the key metrics presented in this Quarterly Report as of and for the quarter ended June 30, 2013 include the traffic, content and local business activity of the Qype markets that had been migrated to the Yelp platform as of June 30, 2013: Ireland, Italy and Spain.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$96,795	$95,124
Accounts receivable (net of allowance for doubtful accounts of $476 and $384 at
June 30, 2013 and December 31, 2012, respectively)	14,769	11,738
Prepaid expenses and other current assets	6,441	4,912

Total current assets	118,005	111,774

Property, equipment and software, net	19,779	14,799
Goodwill	46,678	48,605
Intangibles, net	4,716	5,936
Restricted cash	8,102	6,400
Other assets	262	182

Total assets	$197,542	$187,696

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,929	$2,284
Accrued liabilities	17,689	16,367
Deferred revenue	2,739	2,856
Total current liabilities	22,357	21,507

Long term liabilities	688	527

Total liabilities	23,045	22,034

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.000001 par value—500,000,000 shares authorized; 65,055,307
and 63,505,269 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	240,752	225,245
Accumulated other comprehensive income (loss)	(190)	805
Accumulated deficit	(66,065)	(60,388)

Total stockholders’ equity	174,497	165,662

Total liabilities and stockholders’ equity	$197,542	$187,696

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue	$55,023	$32,653	$101,156	$60,038
Costs and expenses
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	4,018	2,298	7,358	4,424
Sales and marketing	30,803	20,333	58,997	39,103
Product development	7,997	4,336	15,233	8,476
General and administrative	10,148	5,963	18,912	16,692
Depreciation and amortization	2,637	1,661	5,115	3,022
Restructuring and integration	—	—	675	—
Total costs and expenses	55,603	34,591	106,290	71,717

Loss from operations	(580)	(1,938)	(5,134)	(11,679)
Other income (expense), net	(66)	22	(267)	(8)

Loss before income taxes	(646)	(1,916)	(5,401)	(11,687)
Provision for income taxes	(232)	(66)	(276)	(97)

Net loss	(878)	(1,982)	(5,677)	(11,784)
Accretion of redeemable convertible preferred stock	—	—	—	(31)
Net loss attributable to common stockholders (Class A and B)	$(878)	$(1,982)	$(5,677)	$(11,815)

Net loss per share attributable to common stockholders
Basic	$(0.01)	$(0.03)	$(0.09)	$(0.26)

Diluted	$(0.01)	$(0.03)	$(0.09)	$(0.26)

Weighted-average shares used to compute net loss per share
attributable to common stockholders (Class A and B)
Basic	64,576	60,887	64,163	46,075

Diluted	64,576	60,887	64,163	46,075

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(878)	$(1,982)	$(5,677)	$(11,784)
Other comprehensive income (loss):
Foreign currency translation adjustments	714	(163)	(995)	(194)
Other comprehensive income (loss)	714	(163)	(995)	(194)

Comprehensive loss	$(164)	$(2,145)	$(6,672)	$(11,978)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(5,677)	$(11,784)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	5,115	3,022
Provision for doubtful accounts and sales returns	1,301	108
Stock-based compensation	10,873	9,287
Loss on disposal of assets and website development costs	94	37
Changes in operating assets and liabilities:
Accounts receivable	(4,404)	(1,973)
Prepaid expenses and other assets	(2,318)	(918)
Accounts payable and accrued expenses	215	577
Deferred revenue	(85)	(796)

Net cash provided by (used in) operating activities	5,114	(2,440)

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(4,966)	(1,927)
Capitalized website and software development costs	(2,139)	(1,590)
Change in restricted cash	(1,768)	(6,008)
Goodwill measurement period adjustment	1,153	—

Net cash used in investing activities	(7,720)	(9,525)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	112,257
Proceeds from issuance of common stock	4,604	762
Repurchase of common stock	(193)	—

Net cash provided by financing activities	4,411	113,019

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS	(134)	(177)

CHANGE IN CASH AND CASH EQUIVALENTS	1,671	100,877
CASH AND CASH EQUIVALENTS—Beginning of period	95,124	21,736
CASH AND CASH EQUIVALENTS—End of period	$96,795	$122,613

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW
INFORMATION:
Cash paid for income taxes, net of refunds	$83	$48

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and
accruals	$1,736	$695
Capitalized website and software development costs recorded in accounts
payable and accruals	—	10
Accretion of redeemable convertible preferred stock	—	31
Vesting of early exercised options	—	31

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

       The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented.

       Significant Accounting Policies

       There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in the Annual Report.

       Effective January 1, 2013, the Company prospectively adopted Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income (loss) is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). The adoption of ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

       In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)”. This update eliminates diversity in practice for presentation of a unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. The Company anticipates that the adoption of this standard will not have a material impact on its consolidated financial statements or footnote disclosures.

       Principles of Consolidation

       These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

       The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

       The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

              Level 1—Observable inputs, such as quoted prices in active markets,

              Level 2—Inputs other than the quoted prices in active markets that are observable directly, or

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

       The following table represents the Company's financial instruments measured at fair value as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds(1)	$83,279	$—	$—	$83,279	$87,262	$—	$—	$87,262

       (1)       Included in cash and cash equivalents on the condensed consolidated balance sheets.

3. ACQUISITION

       On October 23, 2012, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., completed the acquisition of all the outstanding equity interests of Qype GmbH and its subsidiaries (collectively, “Qype”) for approximately $24.3 million in cash and Yelp Class A common stock with an approximate fair value of $23.3 million. Of the total consideration paid in connection with the acquisition, $10.3 million was held in the form of cash in escrow to secure indemnification obligations. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of Qype’s operations included in the consolidated financial statements starting on October 23, 2012. The key factors underlying the acquisition were to secure an established European market presence, obtain Qype’s content and traffic and the opportunity for expansion. The balance remaining in the escrow fund relating to this acquisition was approximately $10.2 million as of June 30, 2013.

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

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Revenue	$34,866	$64,736
Net loss	$(4,373)	$(17,111)
Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.37)

       In October 2012, following the acquisition of Qype, the Company announced its plan to reduce the size of the Qype workforce and terminate several of Qype’s leases. These actions were made in order to reduce the Company’s cost structure, enhance operating efficiencies and strengthen the Company’s business to achieve long-term profitable growth. As a result of this plan, the Company incurred restructuring charges during the fourth quarter of 2012 and the first quarter of 2013, which were included in the restructuring and integration costs in the consolidated statements of operations for such periods. Restructuring liabilities were $0.1 million as of June 30, 2013, and are included in accrued liabilities on the accompanying condensed consolidated balance sheet. The Company’s restructuring plan was substantially completed during the six months ended June 30, 2013. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. The Company has recorded restructuring charges of $1.9 million to date. The following table summarizes the changes in the Company’s restructuring liabilities (in thousands):

Balance as of December 31, 2012	$685
Provision	935
Payments	(1,292)
Adjustment to prior provision	(261)

Balance as of June 30, 2013	$67

4. CASH AND CASH EQUIVALENTS

       Cash and cash equivalents as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Cash and cash equivalents
Cash	$13,516	$7,862
Money market funds	83,279	87,262

Total cash and cash equivalents	$96,795	$95,124

       The lease agreements for the Company’s San Francisco, New York and London, England offices each require the Company to maintain a letter of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the lease expires. As of June 30, 2013 and December 31, 2012, the Company had letters of credit in the aggregate amount of $8.1 million and $6.4 million, respectively, related to such leases.

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET

       Property, equipment and software, net as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Computer equipment	$9,529	$8,315
Software	441	433
Capitalized website and internal-use software development costs	10,802	8,653
Furniture and fixtures	3,017	2,613
Leasehold improvements	9,305	5,017
Telecommunication	1,752	1,570

Total	34,846	26,601
Less accumulated depreciation	(15,067)	(11,802)

Property, equipment and software, net	$19,779	$14,799

       Depreciation expense for the three months ended June 30, 2013 and 2012 was approximately $1.7 million and $0.9 million, respectively, and for the six months ended June 30, 2013 and 2012, depreciation expense was approximately $3.4 million and $1.7 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

       The Company’s goodwill is the result of the acquisition of Qype on October 23, 2012, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired.

       The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows (in thousands):

Balance as of December 31, 2012	$48,605
Goodwill acquired	—
Measurement period adjustment	(1,153)
Effect of currency translation	(774)
Balance as of June 30, 2013	$46,678

       Under the terms of the share purchase agreement by and among the Company, its wholly-owned subsidiary Yelp Ireland Ltd., Qype and its shareholders, the Qype purchase price was subject to a post-closing adjustment based on Qype’s net working capital as of the acquisition date. On April 15, 2013, Yelp and the former Qype shareholders agreed to an adjustment of the purchase price in favor of Yelp in the amount of €0.9 million (approximately $1.2 million as of June 30, 2013) based on Qype’s net working capital as of the acquisition date. As this agreement occurred during the measurement period of the acquisition, as defined by ASC 805, the impact of this adjustment was recorded as an increase to cash and a decrease to goodwill. The related funds were released to Yelp from the escrow fund during the three months ended June 30, 2013.

       The intangible assets detail at June 30, 2013 and December 31, 2012 consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
June 30, 2013:
Content	$3,196	$(531)	$2,665	4.3 years
Advertiser relationships	1,914	(571)	1,343	1.3 years
Developed technology	520	(181)	339	1.3 years
Trade name	390	(135)	255	1.3 years
Domains	250	(136)	114	4.3 years
	$6,270	$(1,554)	$4,716

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2012:
Content	$3,304	$(126)	$3,178	4.8 years
Advertiser relationships	1,982	(188)	1,794	1.8 years
Developed technology	529	(51)	478	1.8 years
Trade name	396	(38)	358	1.8 years
Domains	246	(118)	128	4.6 years
	$6,457	$(521)	$5,936

       Amortization expense was $0.5 million and zero for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and zero for the six months ended June 30, 2013 and 2012, respectively.

       As of June 30, 2013, the estimated future amortization of purchased intangible assets for (i) the remaining six months of 2013, (ii) each of the succeeding four years and (iii) the succeeding fifth year and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2013 (from July 1, 2013)	$1,056
2014	1,858
2015	636
2016	633
2017 and thereafter	533
Total amortization	$4,716

7. ACCRUED LIABILITIES

     Accrued liabilities as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued vacation and employee related expenses	$3,638	$2,463
Accrued bonus and commissions	3,163	2,037
Deferred rent	1,434	1,755
Legal settlement accrual	1,331	2,167
Accrued value added taxes payable	956	1,260
Accrued payroll tax	837	845
Merchant revenue share liability	469	538
Accrued restructuring and integration costs	67	710
Other accrued expenses	5,794	4,592

Total	$17,689	$16,367

8. OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three and six months ended June 30, 2013 and 2012 consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$14	$13	$30	$18
Transaction gain (loss) on foreign exchange	(61)	11	(223)	(10)
Other non-operating income (loss), net	(19)	(2)	(74)	(16)
Other income (expense), net	$(66)	$22	$(267)	$(8)

9. COMMITMENTS AND CONTINGENCIES

     Office Facility Leases — The Company leases its office facilities under operating lease agreements that expire from September 2013 to 2021. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

     Rental expense was $1.6 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and was $3.2 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively.

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

     In February and March 2010, the Company was sued in two putative class actions on behalf of local businesses asserting various causes of action based on claims that the Company manipulated the ratings and reviews on its platform to coerce local businesses to buy its advertising products. These cases were subsequently consolidated in an action asserting claims for violation of the California Business & Professions Code, extortion and attempted extortion based on the conduct they allege and seeking monetary relief in an unspecified amount and injunctive relief. In October 2011, the court dismissed this consolidated action with prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit, which heard the appeal on July 11, 2013. The Ninth Circuit has not yet issued a decision. Accordingly, the Company is currently unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from this appeal.

     In March 2011, the Company was sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code and the California Business & Professions Code seeking monetary relief in an unspecified amount. In December 2012, the court issued a judgment giving final approval to a settlement of this matter, without any admission of liability on the Company’s part, for payments by the Company in an aggregate amount of approximately $0.8 million. The Company had originally accrued for a settlement of approximately $1.3 million in the year ended December 31, 2010. The accrual was adjusted in the quarter ended December 31, 2012 for the final settlement amount, which was paid in the first quarter of 2013.

     Qype, an indirect wholly-owned subsidiary of the Company, had been party to two lawsuits regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG (“Deutsche Telekom”) between 2005 and 2008 at a rate set by the German Federal Network Agency (“FNA”). Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008. In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. The court heard the appeal in April 2013 and a decision is now expected in September 2013. In addition, on August 6, 2012, Deutsche Telekom filed a claim against Qype in the Regional Court of Bonn for approximately €118,400 plus interest asserting Qype was unjustly enriched as a result of paying an insufficient rate for directory data from 2005 to 2008. However, following a hearing on December 19, 2012, the court dismissed Deutsche Telekom’s claim in full and the time for appeal has lapsed. Under the applicable authoritative literature, an amount which represents management’s best estimate of the amount that will ultimately be paid was accrued for as a loss contingency as of the acquisition date of Qype.

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

     The following table presents the shares authorized and issued and outstanding as of the periods presented (in thousands, except share data):

	June 30, 2013		December 31, 2012
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	39,186,395	200,000,000	23,380,283
Class B common stock, $0.000001 par value	100,000,000	25,868,912	100,000,000	40,124,986
Common stock, $0.000001 par value	200,000,000	—	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

Equity Incentive Plans

     The Company has outstanding awards under three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2012 Equity Incentive Plan, as amended (the “2012 Plan”). In July 2011, the Company terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan will continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the IPO, all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan will continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options (“ISOs”), non-statutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance units and/or performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.

Restricted Stock Awards and Restricted Stock Units

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

     The Company granted zero RSAs and 10,125 RSUs during the three months ended June 30, 2013, and zero RSAs and 64,125 RSUs during the six months ended June 30, 2013. The Company recorded stock-based compensation expense related to RSAs and RSUs of approximately $0.5 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company had approximately $4.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSAs and RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.18 years.

Stock Options

     Stock options granted under the 2012 Plan will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest either over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year. Options granted generally are exercisable for up to 10 years. A summary of stock option activity for the six months ended June 30, 2013, is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1 , 2013	10,113,176	$10.00	7.89	$96,992
Granted	3,501,425	24.24
Exercised	(1,522,738)	3.02
Canceled	(461,702)	19.00
Outstanding – June 30, 2013	11,630,161	$14.85	8.40	$231,692
Options vested and expected to vest as of June 30, 2013	11,279,346	$14.67	8.37	$226,696
Options vested and exercisable as of June 30, 2013	3,929,032	$7.56	7.31	$106,916

     Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock on the New York Stock Exchange on June 28, 2013 of $34.77 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $18.8 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $34.8 million and $2.5 million for the six months ended June 30, 2013 and 2012, respectively. The weighted-average grant date fair value of options granted was $16.83 and $11.86 per share for the three months ended June 30, 2013 and 2012, respectively, and $13.75 and $9.68 per share for the six months ended June 30, 2013 and 2012, respectively.

     As of June 30, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested stock options was approximately $72.0 million, which is expected to be recognized over a weighted-average time period of 3.03 years.

Employee Stock Purchase Plan

     Concurrent with the effectiveness of the underwriting agreement in connection with the IPO on March 1, 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. The Company initiated an offering under the ESPP on June 3, 2013 with an offering end date of November 29, 2013. There were no shares purchased by employees under the ESPP for the three and six months ended June 30, 2013. The Company recognized $0.1 million of stock-based compensation related to the ESPP in each of the three and six months ended June 30, 2013.

Stock-Based Compensation

     The following table summarizes the effects of stock-based compensation related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock-based compensation effects in loss before income taxes:
Cost of revenue	$105	$35	$177	$58
Sales and marketing	2,282	895	4,270	2,019
Product development	1,040	300	1,856	543
General and administrative	2,286	628	4,015	6,667
Restructuring and integration	—	—	555	—
Total stock-based compensation	$5,713	$1,858	$10,873	$9,287

     During the three and six months ended June 30, 2013, the Company recognized zero and $0.6 million of stock-based compensation, respectively, related to the acceleration of vesting of RSUs associated with the Qype restructuring plan described in Note 3. During the three and six months ended June 30, 2012, the Company recognized zero and $5.5 million of stock-based compensation, respectively, related to the acceleration of vesting of stock options held by two executive officers related to the completion of the IPO, included in general and administrative expense. The Company capitalized stock-based compensation as website development costs of $133,000 and $85,000 in the three months ended June 30, 2013 and 2012, respectively, and $231,000 and $137,000 in the six months ended June 30, 2013 and 2012, respectively.

11. NET LOSS PER SHARE

     Basic and diluted net income (loss) per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities. Immediately prior to the consummation of the IPO in March 2012, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, shares of Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each class of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock on a share-for-share basis at any time at the option of the stockholder, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions, or upon the election of the holder or in connection with certain other conversion events.

     The Company’s weighted-average unvested shares subject to repurchase and settlement in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net loss per share using the two-class method in all presented periods.

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended June 30,
	2013		2012
	Class A	Class B	Class A	Class B
Net loss	$(421)	$(457)	$(268)	$(1,714)
Add: accretion of redeemable convertible preferred stock	—	—	—	—

Net loss attributable to common stockholders	$(421)	$(457)	$(268)	$(1,714)

Basic shares:
Weighted-average common shares outstanding	30,940	33,636	8,223	52,664
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	30,940	33,636	8,223	52,664

Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

	Six Months Ended June 30,
	2013		2012
	Class A	Class B	Class A	Class B
Net loss	$(2,099)	$(3,578)	$(1,398)	$(10,386)
Add: accretion of redeemable convertible preferred stock	—	—	(4)	(27)

Net loss attributable to common stockholders	$(2,099)	$(3,578)	$(1,402)	$(10,413)

Basic shares:
Weighted-average common shares outstanding	23,724	40,439	5,467	40,608
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	23,724	40,439	5,467	40,608

Net loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.09)	$(0.26)	$(0.26)

Diluted	$(0.09)	$(0.09)	$(0.26)	$(0.26)

     The following share-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	11,630	10,128	11,630	10,128
Restricted stock units	254	4	254	4
Restricted stock awards	97	170	97	170
Employee stock purchase plan	12	—	12	—

12. INCOME TAXES

     The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

     The Company recorded an income tax provision of $232,000 and $66,000 for the three months ended June 30, 2013 and 2012, respectively and $276,000 and $97,000 for the six months ended June 30, 2013 and 2012, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the six months ended June 30, 2013, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the six months ended June 30, 2013 may not be realized by the end of the 2013 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the six months ended June 30, 2013. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, meals and entertainment and non-deductible stock-based compensation expense.

     As of June 30, 2013, the total amount of gross unrecognized tax benefits was $0.9 million, $0.1 million of which would affect our effective tax rate if recognized. As of June 30, 2013, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended June 30, 2013, the Company’s gross unrecognized tax benefits increased by $0.3 million, $0.1 million of which would affect our effective tax rate if recognized. The Company does not have any tax positions as of June 30, 2013 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

     Revenue by geography is based on the billing address of the customer. The following tables present the Company's revenue by product line, as well as revenue and long-lived assets by geographic region for the periods presented (each in thousands):

Net Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue by product:
Local advertising	$44,797	$25,255	$83,764	$46,728
Brand advertising	7,048	5,703	11,806	9,697
Other services	3,178	1,695	5,586	3,613
Total net revenue	$55,023	$32,653	$101,156	$60,038

     During the three and six months ended June 30, 2013 and 2012, a substantial majority of the Company's revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in either period.

Long-Lived Assets

	June 30, 2013	December 31, 2012
United States	$19,371	$14,275
All Other Countries	670	702
Total long-lived assets	$20,041	$14,977

14. SUBSEQUENT EVENT

     On July 24, 2013, the Company acquired SeatMe, Inc., a web- and app-based reservation solution for restaurant and nightlife establishments. In connection with the acquisition, all of the outstanding capital stock and options to purchase capital stock of SeatMe, Inc. were converted into the right to receive an aggregate of approximately $2.2 million in cash and 260,901 shares of the Company’s Class A common stock. These amounts payable to SeatMe securityholders under the merger agreement are subject to post-closing adjustment based on net working capital. Of such amounts, $55,731 in cash and 31,236 shares of Class A common stock will be held in escrow for a 12-month period after the closing to secure our rights of indemnity under the merger agreement and $87,319 in cash and 18,694 shares of Class A common stock will be subject to vesting.

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

Company Overview

     Yelp connects people with great local businesses. Our users have contributed a total of approximately 42.5 million cumulative reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 108.1 million unique visitors used our website, and our mobile application was used on approximately 10.4 million unique mobile devices on a monthly average basis during the quarter ended June 30, 2013, according to Google Analytics, a product from Google, Inc. that provides digital marketing intelligence. Businesses of all sizes use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the contributors who write reviews, the consumers who read them and the local businesses that they describe.

     As of June 30, 2013, we are active in 56 Yelp markets in the United States and 50 Yelp markets internationally. This footprint represents a small portion of the potential domestic and international markets that we are currently targeting for expansion. Our domestic expansion plans include growth in our existing markets as well as expansion into new markets, many of which are smaller than our current markets, as we look to expand our breadth of coverage.

     Internationally, as we are in the early stages of establishing our footprint, we are targeting a mix of both large and small markets. In October 2012, we acquired Qype GmbH, a Germany-based reviews website (collectively with its subsidiaries, “Qype”), through our wholly-owned subsidiary, Yelp Ireland Ltd. We believe the acquisition of Qype will accelerate the expansion of our international footprint, specifically in Europe, and together we will have a substantially increased presence in these markets. As of June 30, 2013, we had migrated three Qype markets — Ireland, Italy and Spain — to the Yelp platform. For the six months ended June 30, 2013, revenue generated internationally accounted for five percent of total revenue.

     As we continue to see growth in our key metrics, we expect to invest in product development to expand our platform by innovating and introducing new products to our website and mobile applications. For example, on July 24, 2013, we acquired SeatMe, Inc., a web- and app-based reservation solution for restaurant and nightlife establishments (“SeatMe”). In connection with the acquisition, all of the outstanding capital stock and options to purchase capital stock of SeatMe were converted into the right to receive an aggregate of approximately $2.2 million in cash and 260,901 shares of our Class A common stock. We expect the acquisition of SeatMe to have minimal impact on our revenue near term but increase our operating expenses by approximately $600,000 in the third quarter of 2013. We believe the acquisition of SeatMe will both enhance user experience and complement our existing partnership arrangements.

     Our overall philosophy is to invest for long-term growth. During the remainder of 2013, we expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally, complete the integration of Qype, and begin the integration of SeatMe. As of June 30, 2013, we had 1,536 employees, which represents an increase of 40% compared to June 30, 2012.

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

  Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were then being filtered or that had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include filtered and removed reviews because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our filtering technology continually reassesses which reviews to filter based on new information, the “filtered” or “unfiltered” status of reviews may change over time. Reviews that are being filtered or have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the filtered reviews for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of June 30, 2013, approximately 39.4 million reviews were available on business profile pages, including approximately 10.0 million reviews that were being filtered, after accounting for the approximately 3.2 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

  The following table presents the number of cumulative reviews as of the dates presented:
	As of June 30,
	2013	2012
	(in thousands)
Reviews	42,526	30,259

  Unique Visitors. Unique visitors represent the average number of monthly unique visitors over a given three-month period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of a given three-month period to calculate average monthly unique visitors. We track unique visitors based on the number of visitors with unique cookies who have visited our website using either a computer or mobile browser, as measured by Google Analytics. Unique visitors do not include visitors who access our platform through our mobile app. For the quarter ended June 30, 2013, our mobile app was used on approximately 10.4 million unique mobile devices on a monthly average basis. Because the number of unique visitors is based on visitors with unique cookies, an individual who accesses our website from multiple devices with different cookies will be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie will be counted as a single unique visitor.

  The following table presents the number of unique visitors (average monthly number) during the periods presented:
	Three Months Ended June 30,
	2013	2012
	(in thousands)
Unique Visitors	108,058	78,329

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

  The following table presents the number of cumulative claimed local business locations as of the dates presented:
	As of June 30,
	2013	2012
	(in thousands)
Claimed Local Business Locations	1,222	791
  Active Local Business Accounts. The number of active local business accounts represents the number of active local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

  The following table presents the number of active local business accounts from which we recognized revenue in the given three-month periods presented:
	Three Months Ended June 30,
	2013	2012
	(in thousands)
Active Local Business Accounts	51	32

  Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; other income (expense), net; interest income; depreciation and amortization; stock-based compensation; and restructuring and integration costs. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as our management and board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

  The following is a reconciliation of adjusted EBITDA to net income (loss) below for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(878)	$(1,982)	$(5,677)	$(11,784)
Provision for income taxes	232	66	276	97
Other income (expense), net	66	(22)	267	8
Depreciation and amortization	2,637	1,661	5,115	3,022
Stock-based compensation	5,713	1,858	10,318	9,287
Restructuring and integration costs	—	—	675	—
Adjusted EBITDA	$7,770	$1,581	$10,974	$630

Adjusted EBITDA

     To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation above of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. The stock-based compensation amount of $5.7 million and $10.3 million for the three and six months ended June 30, 2013, respectively, excludes approximately zero and $0.6 million of stock-based compensation, respectively, related to the Qype acquisition already included in restructuring and integration costs.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Local advertising	81%	77%	83%	78%
Brand advertising	13	18	12	16
Other services	6	5	5	6

Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	7%	7%	7%	7%
Sales and marketing	56	62	58	65
Product development	15	13	15	14
General and administrative	18	18	19	28
Depreciation and amortization	5	5	5	5
Restructuring and integration costs	—	—	1	—

Total costs and expenses	101	106	105	119
Loss from operations	(1)	(6)	(5)	(19)
Other income (expense), net	—	—	—	—

Loss before income taxes	(1)	(6)	(5)	(19)
Provision for income taxes	—	—	—	—

Net loss	(1)%	(6)%	(6)%	(19)%

Three and Six Months Ended June 30, 2013 and 2012

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

     Brand Advertising. We generate revenue from brand advertising through the sale of display advertisements (both graphic and text) on our website and our mobile app, including advertisements from leading national brands in the automobile, financial services, logistics, consumer goods and health and fitness industries. We also generate brand revenue from fixed-price brand sponsorships.

     Other Services. We generate other revenue through the sale of Yelp Deals and Gift Certificates, monetization of remnant advertising inventory through third-party ad networks and various partner arrangements. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of the deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to customers through their business profile page. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate. We also generate a portion of our revenue through fixed fee and revenue-sharing arrangements with partner companies. Currently, our revenue-sharing partner arrangements provide consumers on the Yelp platform with the ability to make reservations and order food, as well as allow third party data providers to update business listing information on behalf of businesses.

	Three Months Ended			Six Months Ended
	June 30,		2012 to	June 30,		2012 to
	2013	2012	2013%	2013	2012	2013%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Net revenue by product:
Local advertising	$44,797	$25,255	77%	$83,764	$46,728	79%
Brand advertising	7,048	5,703	24	11,806	9,697	22
Other services	3,178	1,695	87	5,586	3,613	55
Total net revenue	$55,023	$32,653	69%	$101,156	$60,038	68%

Net revenue by product:
Local advertising	81%	77%		83%	78%
Brand advertising	13	18		12	16
Other services	6	5		5	6
Total net revenue	100%	100%		100%	100%

     Total net revenue increased $22.4 million, or 69%, in the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Our local advertising revenue increased $19.5 million, or 77%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $1.3 million, or 24%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue increased by $1.5 million, or 87%, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements.

     Total net revenue increased $41.1 million, or 68%, in the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Our local advertising revenue increased $37.0 million, or 79%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $2.1 million, or 22%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue increased $2.0 million, or 55%, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements.

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

	Three Months Ended			Six Months Ended
	June 30,		2012 to	June 30,		2012 to
	2013	2012	2013%	2013	2012	2013%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Cost of revenue	$4,018	$2,298	75%	$7,358	$4,424	66%
Percentage of net revenue	7%	7%		7%	7%

     In the three months ended June 30, 2013, cost of revenue increased $1.7 million, or 75%, compared to the three months ended June 30, 2012. This increase was primarily attributable to an increase of $0.5 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, setup costs, including video production, for active local business pages increased by $0.3 million due to increased demand by local businesses for video on their business pages, and expenses related to creative design for brand advertising customers increased $0.1 million. Merchant fees related to credit card transactions for local advertising also increased $0.4 million, and we added personnel to support our website infrastructure resulting in an increase of $0.4 million.

     In the six months ended June 30, 2013, cost of revenue increased $2.9 million, or 66%, compared to the six months ended June 30, 2012. This increase was primarily attributable to an increase of $0.8 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, setup costs, including video production, for active local business pages increased by $0.5 million. Merchant fees related to credit card transactions for local advertising also increased $0.8 million, and we added personnel to support our website infrastructure resulting in an increase of $0.7 million.

Sales and Marketing

     Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. We incur almost no sales and marketing expense to acquire traffic to our website or mobile app. Our Community Managers are responsible for growing and fostering local communities and coordinating events to raise awareness of our brand. We expect our community management costs to increase as we continue to expand to new markets and within existing markets. We expect our sales and marketing expenses to continue to increase both domestically and internationally as we expand our domestic and international footprint, increase the number of active local business accounts and continue to build our brand. The substantial majority of these expenses will be related to hiring Community Managers and an international sales force. We expect our sales and marketing costs, including community management costs, to increase and to be our largest expense for the foreseeable future. For the three months ended June 30, 2013, we spent $5.1 million related to our international sales and marketing operations compared to $3.1 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, we spent $10.4 million related to our international sales and marketing operations compared to $5.2 million for the six months ended June 30, 2012.

	Three Months Ended			Six Months Ended
	June 30,		2012 to	June 30,		2012 to
	2013	2012	2013%	2013	2012	2013%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Sales and marketing	$30,803	$20,333	51%	$58,997	$39,103	51%
Percentage of net revenue	56%	62%		58%	65%

     In the three months ended June 30, 2013, sales and marketing expenses increased $10.5 million, or 51%, compared to the three months ended June 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $6.7 million, including an increase in stock-based compensation of $1.4 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $2.5 million. In addition, we experienced an increase in facilities and related allocations of $1.1 million and domestic and international marketing and advertising costs of $0.2 million.

     In the six months ended June 30, 2013, sales and marketing expenses increased $19.9 million, or 51%, compared to the six months ended June 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $13.3 million, including an increase in stock-based compensation of $2.2 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $3.6 million. In addition, we experienced an increase in facilities and related allocations of $2.7 million and domestic and international marketing and advertising costs of $0.3 million.

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

	Three Months Ended			Six Months Ended
	June 30,		2012 to	June 30,		2012 to
	2013	2012	2013%	2013	2012	2013%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Product development	$7,997	$4,336	84%	$15,233	$8,476	80%
Percentage of net revenue	15%	13%		15%	14%

     In the three months ended June 30, 2013, product development expenses increased $3.7 million, or 84%, compared to the three months ended June 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $2.9 million, including an increase in stock-based compensation of $0.8 million, and an increase of $0.5 million in the use of outside consultants as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related expenses of $0.2 million.

     In the six months ended June 30, 2013, product development expenses increased $6.8 million, or 80%, compared to the six months ended June 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $5.5 million, including an increase in stock-based compensation of $1.3 million, and an increase of $0.8 million in the use of outside consultants as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related expenses of $0.4 million.

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

	Three Months Ended			Six Months Ended
	June 30,		2012 to	June 30,		2012 to
	2013	2012	2013%	2013	2012	2013%
	(dollars in thousands)		Change	(dollars in thousands)		Change
General and administrative	$10,148	$5,963	70%	$18,912	$16,692	13%
Percentage of net revenue	18%	18%		19%	28%

     In the three months ended June 30, 2013, general and administrative expenses increased $4.2 million, or 70%, compared to the three months ended June 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $2.8 million, including an increase in stock-based compensation of $1.7 million. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $0.9 million and had an increase in bad debt expense of $0.4 million. In addition, we experienced an increase in facilities and related expenses of $0.1 million.

     In the six months ended June 30, 2013, general and administrative expenses increased $2.2 million, or 13%, compared to the six months ended June 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $2.3 million. This increase was offset by a decrease in stock-based compensation expense of $2.7 million related primarily to the acceleration of vesting of stock options held by two executives in connection with the completion of the IPO last year, which was offset with grants made during the period. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $1.2 million, and had an increase in legal expenses of $0.4 million. In addition, we experienced an increase in facilities and related expenses of $0.3 million and an increase in bad debt expense of $0.6 million.

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

	Three Months Ended			Six Months Ended
	June 30,		2012 to	June 30,		2012 to
	2013	2012	2013%	2013	2012	2013%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Depreciation and	$2,637	$1,661	59%	$5,115	$3,022	69%
amortization
Percentage of net revenue	5%	5%		5%	5%

     In the three months ended June 30, 2013, depreciation and amortization expense increased $1.0 million, or 59%, compared to the three months ended June 30, 2012. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $0.4 million and $0.1 million, respectively. In addition, amortization related to our intangibles increased $0.5 million primarily due to the intangibles acquired in the Qype acquisition.

     In the six months ended June 30, 2013, depreciation and amortization expense increased $2.1 million, or 69%, compared to the six months ended June 30, 2012. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $0.8 million and $0.3 million, respectively. In addition, amortization related to our intangibles increased $1.0 million primarily due to the intangibles acquired in the Qype acquisition.

Restructuring and Integration Costs

	Three Months Ended			Six Months Ended
	June 30,		2012 to	June 30,		2012 to
	2013	2012	2013%	2013	2012	2013%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Restructuring and Integration	$—	$—	—	$675	$—	N/A
Costs
Percentage of net revenue	—	—		1%	—

     In the six months ended June 30, 2013, we incurred restructuring and integration costs of $0.7 million, compared to zero for the six months ended June 30, 2012. In the quarter ended March 31, 2013, we announced our plan to further reduce the size of the Qype workforce. These actions were made in order to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. We incurred the restructuring and integration costs of $0.7 million as a result of this plan in the six months ended June 30, 2013. The restructuring plan was substantially completed during the six months ended June 30, 2013. We expect that any additional expense related to this restructuring plan incurred in the future will be immaterial.

Other Income (Expense), Net

     Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and foreign exchange gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Interest income	$14	$13	$30	$18
Transaction gain (loss) on foreign exchange	(61)	11	(223)	(10)
Other non-operating income (loss), net	(19)	(2)	(74)	(16)
Other income (expense), net	$(66)	$22	$(267)	$(8)

     In the three months ended June 30, 2013, other income (expense), net decreased $0.1 million compared to the three months ended June 30, 2012. The decrease was largely driven by an unfavorable change in foreign currency exchange rates, primarily the exchange rate between the British Pound and Euro, which contributed to transaction losses on foreign exchange in the three months ended June 30, 2012 compared to a gain in 2012.

     In the six months ended June 30, 2013, other income (expense), net decreased $0.3 million compared to the six months ended June 30, 2012. The decrease was largely driven by an unfavorable change in foreign currency exchange rates, primarily the exchange rate between the British Pound and Euro, which contributed to larger transaction losses on foreign exchange in the six months ended June 30, 2012 compared to a gain in 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Provision for taxes	$232	$66	$276	$97

Liquidity and Capital Resources

     As of June 30, 2013, we had cash and cash equivalents of $96.8 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of June 30, 2013 was immaterial. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations, our acquisition of Qype in October 2012, and our acquisition of SeatMe in July 2013 through proceeds from private and public financings, including our initial public offering in March 2012, and, to a lesser extent, from the exercise of stock options.

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

Cash Flows

     The following table summarizes our cash flows for the periods presented.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Condensed Consolidated Statements of Cash Flows
Data:
Purchases of property, equipment and software	$(4,966)	$	(1,927)
Depreciation and amortization	5,115		3,022
Cash flows provided by (used in) operating activities	5,114		(2,440)
Cash flows used in investing activities	(7,720)		(9,525)
Cash flows provided by financing activities	4,111		113,019

     Operating Activities

     We generated $5.1 million of cash in operating activities in the six months ended June 30, 2013, primarily resulting from our net loss of $5.7 million, offset by non-cash depreciation and amortization of $5.1 million, non-cash stock-based compensation of $10.9 million and non-cash provision for doubtful accounts of $1.3 million. In addition, operating assets and liabilities changed by $6.6 million, primarily due to the timing of payments to vendors and collections on our accounts receivable during the six months ended June 30, 2013.

     We used $2.4 million of cash in operating activities in the six months ended June 30, 2012, primarily resulting from our net loss of $11.8 million, offset by non-cash depreciation and amortization of $3.0 million and non-cash stock-based compensation of $9.3 million. In addition, operating assets and liabilities changed by $3.1 million, primarily due to the timing of payments to vendors and an increase in accounts receivable as a result of increased billings during the six months ended June 30, 2012.

     Investing Activities

     Our primary investing activities in the six months ended June 30, 2013 consisted of purchases of property and equipment to support the build out of our data centers, leasehold improvements for our new headquarters building in San Francisco and the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property and equipment, leaseholds and the development of software for the remainder of 2013 and thereafter.

     We used $7.7 million of cash in investing activities during the six months ended June 30, 2013. Cash used in investing activities primarily related to an increase in expenditures related to website development of $2.1 million and purchases of property, equipment, software and leasehold improvements of $5.0 million to support our growth in the business. Restricted cash increased by $1.8 million related to office leases. Cash used in investing was offset by $1.2 million of cash released from escrow related to the Qype acquisition, recorded as a measurement period adjustment to the initial fair value of the acquired assets and liabilities during the six months ended June 30, 2013.

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

     Financing Activities

     During the six months ended June 30, 2013, we generated $4.4 million in financing activities primarily due to net proceeds from the issuance of common stock upon the exercise of stock options.

     During the six months ended June 30, 2012, we received $122.6 million in proceeds from our initial public offering. We incurred $10.3 million related to offering costs in connection with the initial public offering, including underwriter commission and discounts associated with the transaction. With the exception of our initial public offering, our financing activities during the six months ended June 30, 2012 consisted primarily of net proceeds from the issuance of common stock upon the exercise of stock options.

Off Balance Sheet Arrangements

     We did not have any off balance sheet arrangements in 2012 or the first six months of 2013.

Contractual Obligations

     We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from September 2013 to 2021. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of June 30, 2013, we had no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of June 30, 2013:

Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
(in thousands)
Operating lease obligations	$90,848	$11,160	$39,876	$28,334	$11,478

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

     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. During the six months ended June 30, 2013, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of June 30, 2013 would have an immaterial impact on our investment portfolio.

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

       Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February and March 2010, we were sued in two putative class actions on behalf of local businesses asserting various causes of action based on claims that we manipulated the ratings and reviews on our platform to coerce local businesses to buy our advertising products. These cases were subsequently consolidated in an action asserting claims for violation of the California Business & Professions Code, extortion and attempted extortion based on the conduct they allege and seeking monetary relief in an unspecified amount and injunctive relief. In October 2011, the court dismissed this consolidated action with prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit, which heard the appeal on July 11, 2013. The Ninth Circuit has not yet issued a decision. Accordingly, we are currently unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from this appeal.

     Qype, our indirect wholly-owned subsidiary, is party to a lawsuit regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG (“Deutsche Telekom”) between 2005 and 2008 at a rate set by the German Federal Network Agency (“FNA”). Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008. In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. The court heard the appeal in April 2013 and a decision is now expected in September 2013.

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

Risks Related to Our Business and Industry

*We have a short operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

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

  effectively integrate businesses we may acquire, including Qype and SeatMe;

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

     Since our inception, we have incurred significant operating losses, and, as of June 30, 2013, we had an accumulated deficit of approximately $66.1 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $137.6 million in 2012, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

*We rely on traffic to our website from search engines like Google, Bing and Yahoo!, some of which offer products and services that compete directly with our solutions. If information from and links to our website are not displayed as prominently on search engine result pages as those from competing products and services, traffic to our website could decline and our business would be adversely affected.

     Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google, Bing and Yahoo!. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Although traffic to our mobile app is less reliant on search results than traffic to our website, growth in mobile device usage may not decrease our overall reliance on search results if mobile users use our mobile website at the expense of our mobile app. In fact, growth in mobile device usage may exacerbate the risks associated with how and where our website is displayed in search results because mobile device screens are smaller than desktop computer screens and therefore display fewer search results. Our website has experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our website could adversely impact our business and results of operations.

     Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website from Internet searches during the three and six months ended June 30, 2013. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

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

     Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 43% of the businesses that have been reviewed on our platform and approximately 60% of our cumulative reviews through June 30, 2013. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

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

     For the three and six months ended June 30, 2013, substantially all of our revenue was generated by the sale of advertising products. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince prospective advertisers of the benefits of our products, including those who may not be familiar with our products (such as those in new markets). In addition, we have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 43% of the businesses that have been reviewed on our platform and approximately 60% of our cumulative reviews through June 30, 2013, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. We must also convince existing and prospective advertisers alike that our advertising products work to their benefit. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. Failure to maintain and expand the advertiser base could harm our business.

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

  our ability to achieve prominent display of our content in unpaid search results, which may be more difficult in newer markets where we may have less content and more competitors than in established markets;

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

*We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

     We receive, store and process personal information and other user data, including credit card information for certain users. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which are changing, subject to differing interpretations and may be inconsistent between countries or conflict with other rules. For example, the Federal Trade Commission (“FTC”) currently expects companies like Yelp to comply with guidelines issued under the Federal Trade Commission Act that govern the collection, use and storage of consumer information, establishing principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines as described in our published privacy policy. For example, we disclose that we collect a range of information about our users, such as their names, email addresses, search histories and activity on our platform. We also use and store such information primarily to personalize the experience on our platform, provide customer support and display relevant advertising. While we do not sell or share personally identifiable information with third parties for direct marketing purposes, we do have relationships with third parties that may allow them access to user information for other purposes. For example, when we outsource functions such as technical and customer support, tracking and reporting, quality assurance and payment processing to other companies, we make user information available to those companies to the extent necessary for them to provide the outsourced services. We believe our policies and practices comply with the FTC privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, or if the third parties with whom we share user information fail to comply with such guidelines, laws, regulations or their contractual obligations to us, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes. For example, the FTC recently revised its Children’s Online Privacy Protection Act rule, which regulates the way children use and access the Internet, and updated its guidance on distinguishing paid search results and other types of advertising from unpaid search results. As a result, we may be required to make changes or implement additional safeguards.

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

*Our acquisitions of Qype and SeatMe create numerous risks and uncertainties that could adversely affect our operating results or prevent us from realizing the expected benefits of the acquisitions.

     In October 2012, we acquired Qype to accelerate our international expansion and in July 2013, we acquired SeatMe to enhance the experience for our consumers and complement our existing partnerships. In order to realize any gains from these acquisitions, we must successfully complete the integration of each acquired business, its operations, services and personnel with our organization. These transition activities are complex, and we may encounter unexpected difficulties or incur unexpected costs.

     In order to realize the expected benefits and synergies of our acquisitions, we must meet a number of significant challenges, including:

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

  managing the combined business effectively; and

  integrating SeatMe in the manner and in the timeframe our management believes to be in our best interests while maintaining relationships with our strategic partners.

     It is possible that the integration processes could result in the loss of technical skills and management expertise of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies due to possible cultural conflicts or differences of opinions on technical decisions and services.

     The failure to integrate Qype and SeatMe successfully could adversely affect our ability to maintain relationships with customers and employees, as well as strategic commercial partners, or to achieve the anticipated benefits of each acquisition. In addition, we may be required to spend additional time or funds on integration that otherwise would be spent on the development and expansion of the combined businesses. Even if we are able to integrate Qype and SeatMe operations successfully, these integrations may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the integration of each business, and these benefits may not be achieved within a reasonable period of time.

*Our growth depends in part on the success of our strategic relationships with third parties, and any failure to maintain these relationships could harm our business.

     We rely in part on relationships with various third parties to grow our business, including strategic partners and technology and content providers. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their services and technologies onto our platform. We may also have competing interests and obligations with respect to our partners, which may make it difficult to maintain, grow or maximize the benefit of each partnership. In addition, we have had, and may in the future have, disagreements or disputes with our partners about our respective contractual obligations, which could result in legal proceedings or negatively affect our brand and reputation. It is also possible that these third parties may not be able to devote the resources we expect to the relationships or they may terminate their relationships with us. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to grow our business could be impaired, and our operating results could suffer.

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

*If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

     We have experienced rapid growth in our headcount and operations, including through our acquisitions of Qype in October 2012 and SeatMe in July 2013, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years. We intend to make substantial investments in our technology, sales and marketing and community management organizations. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets and from any acquired businesses, while maintaining the beneficial aspects of our company culture. If we do not manage the growth of our business and operations effectively, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

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

     We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights and the rights of current and former employees and business owners. For example, third parties have sued us for allegedly violating their patent rights (we are currently a defendant in numerous such suits, all of which involve plaintiffs targeting multiple defendants in the same or similar suits) and various businesses have sued us alleging that we manipulate Yelp reviews in order to coerce them and other businesses to pay for Yelp advertising. In addition, Deutsche Telekom filed suit against Qype in Germany regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom. The claim was rejected in full by the German court, although Deutsche Telekom has appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court of Düsseldorf. The court heard the appeal in April 2013 and a decision is now expected in September 2013.

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

Some of our products contain open source software, which may pose particular risks to our proprietary software and solutions.

     We use open source software in our products and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software and/or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.

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

*We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.

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

*We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

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

  our ability to manage successfully any acquisitions of businesses, solutions or technologies, including Qype and SeatMe;

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

     Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our local business advertisers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential client data. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the San Francisco Bay Area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our local business advertisers’ businesses, which could have an adverse effect on our business, operating results and financial condition.

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

     Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 87% of the voting power of our outstanding capital stock as of June 30, 2013. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

*Our share price has been and will likely continue to be volatile.

     The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in March 2012 at a price of $15.00 per share through July 31, 2013, our Class A common stock’s daily closing price has ranged from $15.22 to $42.13. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, factors that may cause volatility in our share price include:

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

     Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers and employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. We have a small public float relative to the total number of shares of our Class A and Class B common stock that are issued. As of June 30, 2013, we had 39,186,395 shares of Class A common stock and 25,868,912 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

     On March 2, 2012, we closed our initial public offering, in which we sold 8,172,500 shares of Class A common stock at a price to the public of $15.00 per share. The aggregate offering price for shares sold in the offering was approximately $122.6 million. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-178030), which was declared effective by the Securities and Exchange Commission (the “SEC”) on February 16, 2012. Our use of proceeds to date has been as described in our final prospectus (the “Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 2, 2012, and has included the payment of approximately $24.3 million for the cash portion of the purchase price of Qype and approximately $2.2 million for the cash portion of the purchase price of SeatMe. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus. We have invested the funds received that have not yet been utilized in registered money market funds.

Issuer Purchases of Equity Securities

     The table below provides information with respect to repurchases of shares of our Class B common stock. No shares of our Class A common stock were repurchased during this period.

Total Number of
			Shares	Maximum
			Purchased as	Number of
	Total	Weighted	Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
April 1 – April 30, 2013	—	—	—	—
May 1 – May 31, 2013	3,439	$30.97	—	—
June 1 – June 30, 2013	—	—	—	—
Total	3,439	$30.97	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan, as amended.

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

YELP INC.

Date: August 2, 2013	/s/ Rob Krolik
Rob Krolik
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012

3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012

4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012

10.1*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.1	6/11/2013

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.

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