Form 10-Q
period 2013-09-30
YELP INC
filed 2013-10-29
CIK 1345016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission file number: 001-35444

YELP INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1854266
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

140 New Montgomery Street, 9th Floor San Francisco, CA	94105
(Address of Principal Executive Offices)	(Zip Code)

(415) 908-3801

(Registrant’s Telephone Number, Including Area Code)

706 Mission Street, San Francisco, CA	94103
(Former name, former address and former fiscal year, if changed since last report)	(Former Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 28, 2013, there were 53,912,809 shares of registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 12,188,208 shares of registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

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

In the fourth quarter of 2012, we acquired Qype GmbH, a Germany-based reviews website. We begin including traffic, content and local business activity from each Qype market in our key metrics following our migration of such market to the Yelp platform. Accordingly, the key metrics presented in this Quarterly Report as of and for the quarter ended September 30, 2013 include the traffic, content and local business activity of the Qype markets that had been migrated to the Yelp platform as of September 30, 2013: Brazil, France, Ireland, Italy, Spain and the United Kingdom.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YELP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$101,214	$95,124
Accounts receivable (net of allowance for doubtful accounts of $624 and $384 at September 30, 2013 and December 31, 2012, respectively)	17,192	11,738
Prepaid expenses and other current assets	6,809	4,912

Total current assets	125,215	111,774
Property, equipment and software, net	25,921	14,799
Goodwill	58,814	48,605
Intangibles, net	5,772	5,936
Restricted cash	8,168	6,400
Other assets	440	182

Total assets	$224,330	$187,696

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,839	$2,284
Accrued liabilities	22,040	16,367
Deferred revenue	2,221	2,856

Total current liabilities	27,100	21,507
Long term liabilities	799	527

Total liabilities	27,899	22,034

Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.000001 par value—500,000,000 shares authorized; 65,973,621 and 63,505,269 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	262,675	225,245
Accumulated other comprehensive income	2,143	805
Accumulated deficit	(68,387)	(60,388)

Total stockholders’ equity	196,431	165,662

Total liabilities and stockholders’ equity	$224,330	$187,696

See notes to condensed consolidated financial statements.

YELP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$61,181	$36,371	$162,337	$96,410
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	4,277	2,501	11,635	6,925
Sales and marketing	34,126	21,302	93,123	60,404
Product development	11,208	5,753	26,441	14,230
General and administrative	10,535	6,987	29,447	23,679
Depreciation and amortization	2,816	1,780	7,931	4,802
Restructuring and integration	—	—	675	—

Total costs and expenses	62,962	38,323	169,252	110,040
Loss from operations	(1,781)	(1,952)	(6,915)	(13,630)
Other income (expense), net	(31)	(14)	(298)	(23)

Loss before income taxes	(1,812)	(1,966)	(7,213)	(13,653)
Provision for income taxes	(510)	(45)	(786)	(142)

Net loss	(2,322)	(2,011)	(7,999)	(13,795)
Accretion of redeemable convertible preferred stock	—	—	—	(31)

Net loss attributable to common stockholders (Class A and B)	$(2,322)	$(2,011)	$(7,999)	$(13,826)

Net loss per share attributable to common stockholders (Class A and B)
Basic	$(0.04)	$(0.03)	$(0.12)	$(0.27)

Diluted	$(0.04)	$(0.03)	$(0.12)	$(0.27)

Weighted-average shares used to compute net loss per share attributable to common stockholders (Class A and B)
Basic	65,530	61,267	64,620	51,176

Diluted	65,530	61,267	64,620	51,176

See notes to condensed consolidated financial statements.

YELP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(2,322)	$(2,011)	$(7,999)	$(13,795)

Other comprehensive income (loss):
Foreign currency translation adjustments	2,333	73	1,338	(121)

Other comprehensive income (loss)	2,333	73	1,338	(121)

Comprehensive income (loss)	$11	$(1,938)	$(6,661)	$(13,916)

See notes to condensed consolidated financial statements.

YELP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(7,999)	$(13,795)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,931	4,802
Provision for doubtful accounts and sales returns	2,178	193
Stock-based compensation	17,888	11,621
Loss on disposal of assets and website development costs	188	25
Changes in operating assets and liabilities:
Accounts receivable	(7,557)	(2,657)
Prepaid expenses and other assets	(3,020)	(1,760)
Accounts payable and accrued expenses	3,179	672
Deferred revenue	(680)	(829)

Net cash provided by (used in) operating activities	12,108	(1,728)

INVESTING ACTIVITIES:
Acquisition of SeatMe, net of cash acquired	(2,057)	—
Purchases of property, equipment and software	(9,547)	(3,484)
Capitalized website and software development costs	(3,265)	(2,334)
Change in restricted cash	(1,768)	(6,048)
Goodwill measurement period adjustment	1,153	—

Net cash used in investing activities	(15,484)	(11,866)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	112,257
Proceeds from issuance of common stock	9,702	2,824
Repurchase of common stock	(368)	—

Net cash provided by financing activities	9,334	115,081

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	132	(140)

CHANGE IN CASH AND CASH EQUIVALENTS	6,090	101,347
CASH AND CASH EQUIVALENTS—Beginning of period	95,124	21,736

CASH AND CASH EQUIVALENTS—End of period	$101,214	$123,083

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$116	$80

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$3,878	$770

Capitalized website and software development costs recorded in accounts payable and accruals	31	—

Accretion of redeemable convertible preferred stock	—	31

Vesting of early exercised options	—	46

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2013 (the “Annual Report”). The condensed consolidated balance sheet as of December 31, 2012 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

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

Effective January 1, 2013, the Company prospectively adopted Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income (loss) is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

Effective July 1, 2013, the Company prospectively adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Financial Accounting Standards Board Emerging Issues Task Force).” This update eliminates diversity in practice for presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The following table represents the Company’s financial instruments measured at fair value as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds(1)	$83,286	$—	$—	$83,286	$87,262	$—	$—	$87,262

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

3. ACQUISITIONS

SeatMe, Inc.

On July 24, 2013, the Company acquired SeatMe, Inc. (“SeatMe”). In connection with the acquisition, all of the outstanding capital stock and options to purchase capital stock of SeatMe were converted into the right to receive an aggregate of approximately $2.2 million in cash and 260,901 shares of Yelp Class A common stock with an aggregate fair value of approximately $9.7 million, as determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. Of the total consideration paid in connection with the acquisition, $0.1 million in cash and 31,236 shares of Yelp Class A common stock are being held in escrow to secure indemnification obligations. The key factor underlying the acquisition was securing the technology to provide online reservations directly through the Company’s website with minimal product and engineering work.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of SeatMe’s operations included in the consolidated financial statements starting on July 24, 2013. The following table summarizes the consideration paid for SeatMe and the allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

July 24, 2013
Fair value of purchase consideration:
Cash:
Distributed to SeatMe equity holders	$2,057
Held in escrow account	56
Class A common stock:
Distributed to SeatMe equity holders	8,420
Held in escrow account	1,246

Total purchase consideration	$11,779

Fair value of net assets acquired:
Cash and Cash Equivalents	$56
Property and equipment	47
Intangibles	1,440
Goodwill	10,279
Other assets	117

Total assets acquired	11,939
Total liabilities assumed	160

Net assets acquired	$11,779

Estimated useful lives of the intangible assets acquired are shown below:

Intangible Type	Useful Life
Developed technology	6 years
Customer relationships	2 years
Trade name	2 years

Weighted average	5.6 years

The intangible assets are being amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from the Company’s opportunity to offer its customers and leverage the SeatMe web- and app-based reservation solution. None of the goodwill is deductible for tax purposes.

For the three and nine months ended September 30, 2013, the Company recorded acquisition-related transaction costs of approximately $0.2 million, which were included in general and administrative expense in the accompanying consolidated statement of operations. Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

Qype GmbH

On October 23, 2012, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., completed the acquisition of all the outstanding equity interests of Qype GmbH and its subsidiaries (collectively, “Qype”) for approximately $24.3 million in cash and Yelp Class A common stock with an approximate fair value of $23.3 million. Of the total consideration paid in connection with the acquisition, $10.3 million was held in the form of cash in escrow to secure indemnification obligations. The balance remaining in the escrow fund relating to this acquisition was approximately $9.4 million as of September 30, 2013. The acquisition was accounted for as a business combination in accordance with ASC 805, with the results of Qype’s operations included in the consolidated financial statements starting on October 23, 2012. The key factors underlying the acquisition were to secure an established European market presence, obtain Qype’s content and traffic and the opportunity for expansion.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Qype, and includes the accounting effects resulting from the acquisition, including transaction, restructuring and integration costs, amortization charges from acquired intangible assets, and changes in depreciation due to differing asset values and depreciation lives as though the companies were combined as of January 1, 2012. The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2012 (in thousands, except per share data):

	Pro Forma
	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Revenue	$39,810	$104,546
Net loss	$(1,049)	$(18,160)
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.35)

In October 2012, following the acquisition of Qype, the Company announced its plan to reduce the size of the Qype workforce and terminate several of Qype’s leases. These actions were made in order to reduce the Company’s cost structure, enhance operating efficiencies and strengthen the Company’s business to achieve long-term profitable growth. As a result of this plan, the Company incurred restructuring charges during the fourth quarter of 2012 and the first quarter of 2013, which were included in the restructuring and integration costs in the consolidated statements of operations for such periods. Restructuring liabilities were $0.1 million as of September 30, 2013, and are included in accrued liabilities on the accompanying condensed consolidated balance sheet. The Company’s restructuring plan was substantially completed during the nine months ended September 30, 2013. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. The Company has recorded restructuring charges of $1.9 million to date. The following table summarizes the changes in the Company’s restructuring liabilities (in thousands):

Balance as of December 31, 2012	$685
Provision	935
Payments	(1,304)
Adjustment to prior provision	(261)

Balance as of September 30, 2013	$55

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Cash and cash equivalents
Cash	$17,928	$7,862
Money market funds	83,286	87,262

Total cash and cash equivalents	$101,214	$95,124

In addition, the lease agreements for the Company’s San Francisco, New York and London, England offices each require the Company to maintain a letter of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the lease expires. As of September 30, 2013 and December 31, 2012, the Company had letters of credit in the aggregate amount of $8.2 million and $6.4 million, respectively, related to such leases.

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Computer equipment	$11,559	$8,315
Software	458	433
Capitalized website and internal-use software development costs	12,119	8,653
Furniture and fixtures	3,525	2,613
Leasehold improvements	11,592	5,017
Telecommunication	1,909	1,570

Total	41,162	26,601
Less accumulated depreciation	(15,241)	(11,802)

Property, equipment and software, net	$25,921	$14,799

Depreciation expense for the three months ended September 30, 2013 and 2012 was approximately $1.9 million and $1.5 million, respectively, and for the nine months ended September 30, 2013 and 2012, depreciation expense was approximately $5.3 million and $4.0 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill is the result of the acquisition of Qype on October 23, 2012 and the acquisition of SeatMe on July 24, 2013, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows (in thousands):

Balance as of December 31, 2012	$48,605
Goodwill acquired	10,279
Measurement period adjustment	(1,153)
Effect of currency translation	1,083

Balance as of September 30, 2013	$58,814

Under the terms of the share purchase agreement by and among the Company, its wholly-owned subsidiary Yelp Ireland Ltd., Qype and its shareholders, the Qype purchase price was subject to a post-closing adjustment based on Qype’s net working capital as of the acquisition date. On April 15, 2013, Yelp and the former Qype shareholders agreed to an adjustment of the purchase price in favor of Yelp in the amount of €0.9 million (approximately $1.2 million as of September 30, 2013) based on Qype’s net working capital as of the acquisition date. As this agreement occurred during the measurement period of the acquisition, as defined by ASC 805, the impact of this adjustment was recorded as an increase to cash and a decrease to goodwill. The related funds were released to the Company from the escrow fund during the nine months ended September 30, 2013.

The intangible assets detail at September 30, 2013 and December 31, 2012 consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
September 30, 2013:
Content	$3,346	$(719)	$2,627	4.1 years
Advertiser relationships	2,005	(859)	1,146	1.1 years
Developed technology	1,843	(292)	1,551	5.0 years
Trade name and other	546	(203)	343	1.4 years
Domains	250	(145)	105	4.0 years

	$7,990	$(2,218)	$5,772

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2012:
Content	$3,304	$(126)	$3,178	4.8 years
Advertiser relationships	1,982	(188)	1,794	1.8 years
Developed technology	529	(51)	478	1.8 years
Trade name and other	396	(38)	358	1.8 years
Domains	246	(118)	128	4.6 years

	$6,457	$(521)	$5,936

Amortization expense was $0.6 million and zero for the three months ended September 30, 2013 and 2012, respectively, and $1.6 million and zero for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the estimated future amortization of purchased intangible assets for (i) the remaining three months of 2013, (ii) each of the succeeding four years and (iii) the succeeding fifth year and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2013 (from October 1, 2013)	$631
2014	2,229
2015	922
2016	880
2017	758
2018 and thereafter	352

Total amortization	$5,772

7. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued vacation and employee related expenses	$4,870	$2,463
Accrued commissions	2,918	2,037
Deferred rent	1,784	1,755
Legal settlement accrual	—	2,167
Accrued value added taxes payable	978	1,260
Accrued payroll tax	1,271	845
Merchant revenue share liability	689	538
Accrued restructuring and integration	55	710
Fixed asset purchase commitments	3,878	383
Other accrued expenses	5,597	4,209

Total	$22,040	$16,367

8. OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and nine months ended September 30, 2013 and 2012 consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$11	$16	$41	$34
Transaction gain (loss) on foreign exchange	50	(20)	(173)	(29)
Other non-operating income (loss), net	(92)	(10)	(166)	(28)

Other income (expense), net	$(31)	$(14)	$(298)	$(23)

9. COMMITMENTS AND CONTINGENCIES

Office Facility Leases — The Company leases its office facilities under operating lease agreements that expire from November 2014 to September 2021. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

Rental expense was $2.3 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and was $5.5 million and $3.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Qype, an indirect wholly-owned subsidiary of the Company, had been party to two lawsuits regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG (“Deutsche Telekom”) between 2005 and 2008 at a rate set by the German Federal Network Agency (“FNA”). Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008 (the “2010 Claim”). In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. Following a hearing in April 2013, the Higher Regional Court denied Deutsche Telekom’s appeal in September 2013, although Deutsche Telekom may challenge this decision. In addition, on August 6, 2012, Deutsche Telekom filed a claim against Qype in the Regional Court of Bonn for approximately €118,400 plus interest asserting Qype was unjustly enriched as a result of paying an insufficient rate for directory data from 2005 to 2008. However, following a hearing on December 19, 2012, the court dismissed Deutsche Telekom’s claim in full and the time for appeal has lapsed. In August 2013, Deutsche Telekom filed a claim against Qype in the Regional Court of Cologne seeking approximately €441,900 in additional data service fees plus interest for data delivered in 2009. The Company has requested that the Regional Court stay proceedings in this case pending final resolution of the 2010 Claim. During the three months ended September 30, 2013, under the applicable authoritative literature, the Company has reversed the accrual for a loss contingency that was recorded as of the acquisition date of Qype.

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

10. STOCKHOLDERS’ EQUITY

Initial Public Offering

In March 2012, the Company completed its initial public offering of its Class A common stock to the public (the “IPO”) whereby 8,172,500 shares of Class A common stock were sold by the Company (inclusive of 1,072,500 shares of Class A common stock from the full exercise of the overallotment option of shares granted to the underwriters) and 50,000 shares of Class A common stock were sold by a selling stockholder, The Yelp Foundation. The public offering price of the shares sold in the offering was $15.00 per share. The Company did not receive any proceeds from the sales of shares by the selling stockholder. The total gross proceeds from the offering to the Company were $122.6 million. After deducting underwriters’ discounts and commissions and offering expenses, the aggregate net proceeds received by the Company totaled approximately $111.4 million. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 35,816,772 shares of Class B common stock. As a result, following the IPO, the Company has two classes of common stock outstanding: Class A common stock (one vote per share) and Class B common stock (ten votes per share).

The following table presents the shares authorized and issued and outstanding as of the periods presented (in thousands, except share data):

	September 30, 2013		December 31, 2012
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	53,573,297	200,000,000	23,380,283
Class B common stock, $0.000001 par value	100,000,000	12,400,324	100,000,000	40,124,986
Common stock, $0.000001 par value	200,000,000	—	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

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

The Company granted zero RSAs and 120,438 RSUs during the three months ended September 30, 2013, and zero RSAs and 184,563 RSUs during the nine months ended September 30, 2013. The Company recorded stock-based compensation expense related to RSAs and RSUs of approximately $0.7 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $1.7 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company had approximately $10.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSAs and RSUs, which will be recognized over the remaining weighted-average vesting period of approximately 2.50 years.

Stock Options

Stock options granted under the 2012 Plan will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest either over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year. Options granted generally are exercisable for up to 10 years. A summary of stock option activity for the nine months ended September 30, 2013, is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1 , 2013	10,113,176	$10.00	7.89	$96,992
Granted	4,224,002	28.06
Exercised	(2,212,811)	4.38
Canceled	(669,709)	19.70

Outstanding – September 30, 2013	11,454,658	$17.18	8.35	$561,268

Options vested and expected to vest as of September 30, 2013	11,111,350	$16.97	8.33	$546,790

Options vested and exercisable as of September 30, 2013	3,772,662	$8.53	7.29	$217,501

Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock on the New York Stock Exchange on September 30, 2013 of $66.18 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $30.7 million and $22.5 million for the three months ended September 30, 2013 and 2012, respectively, and $65.5 million and $25.1 million for the nine months ended September 30, 2013 and 2012, respectively. The weighted-average grant date fair value of options granted was $30.36 and $13.09 per share for the three months ended September 30, 2013 and 2012, respectively, and $15.86 and $10.72 per share for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested stock options was approximately $79.9 million, which is expected to be recognized over a weighted-average time period of 2.93 years.

Employee Stock Purchase Plan

Concurrent with the effectiveness of the underwriting agreement in connection with the IPO on March 1, 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. The Company initiated an offering under the ESPP on June 3, 2013 with an offering end date of November 29, 2013. There were no shares purchased by employees under the ESPP for the three and nine months ended September 30, 2013. The Company recognized $0.3 million and $0.4 million of stock-based compensation related to the ESPP in the three and nine months ended September 30, 2013, respectively.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock-based compensation effects in loss before income taxes:
Cost of revenue	$104	$27	$281	$85
Sales and marketing	2,660	1,152	6,930	3,171
Product development	1,709	466	3,565	1,009
General and administrative	2,542	689	6,557	7,356
Restructuring and integration	—	—	555	—

Total stock-based compensation	$7,015	$2,334	$17,888	$11,621

During the three and nine months ended September 30, 2013, the Company recognized zero and $0.6 million of stock-based compensation, respectively, related to the acceleration of vesting of RSUs associated with the Qype restructuring plan described in Note 3. During the three and nine months ended September 30, 2012, the Company recognized zero and $5.5 million of stock-based compensation, respectively, related to the acceleration of vesting of stock options held by two executive officers related to the completion of the IPO, included in general and administrative expense. The Company capitalized stock-based compensation as website development costs of $152,000 and $72,000 in the three months ended September 30, 2013 and 2012, respectively, and $383,000 and $209,000 in the nine months ended September 30, 2013 and 2012, respectively.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,
	2013		2012
	Class A	Class B	Class A	Class B
Net loss	$(1,623)	$(699)	$(345)	$(1,666)
Add: accretion of redeemable convertible preferred stock	—	—	—	—

Net loss attributable to common stockholders	$(1,623)	$(699)	$(345)	$(1,666)

Basic shares:
Weighted-average common shares outstanding	45,802	19,728	10,500	50,767
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	45,802	19,728	10,500	50,767
Net loss per share attributable to common stockholders:
Basic	$(0.04)	$(0.04)	$(0.03)	$(0.03)

Diluted	$(0.04)	$(0.04)	$(0.03)	$(0.03)

	Nine Months Ended September 30,
	2013		2012
	Class A	Class B	Class A	Class B
Net loss	$(4,414)	$(3,585)	$(1,930)	$(11,865)
Add: accretion of redeemable convertible preferred stock	—	—	(4)	(27)

Net loss attributable to common stockholders	$(4,414)	$(3,585)	$(1,934)	$(11,892)

Basic shares:
Weighted-average common shares outstanding	35,656	28,964	7,157	44,019
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	35,656	28,964	7,157	44,019
Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.12)	$(0.27)	$(0.27)

Diluted	$(0.12)	$(0.12)	$(0.27)	$(0.27)

The following share-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	11,455	9,436	11,455	9,436
Restricted stock units	369	4	369	4
Restricted stock awards	88	130	88	130
Employee stock purchase plan	54	—	54	—

12. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $510,000 and $45,000 for the three months ended September 30, 2013 and 2012, respectively, and $786,000 and $142,000 for the nine months ended September 30, 2013 and 2012, respectively, related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the nine months ended September 30, 2013, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2013 may not be realized by the end of the 2013 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the nine months ended September 30, 2013. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on the Company’s net operating losses, foreign tax rate differences, meals and entertainment and non-deductible stock-based compensation expense.

As of September 30, 2013, the total amount of gross unrecognized tax benefits was $1.1 million, $0.2 million of which would affect our effective tax rate if recognized. As of September 30, 2013, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended September 30, 2013, the Company’s gross unrecognized tax benefits increased by $0.2 million, $0.1 million of which would affect our effective tax rate if recognized. The Company does not have any tax positions as of September 30, 2013 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

Revenue by geography is based on the billing address of the customer. The following tables present the Company’s net revenue by product line, as well as revenue and long-lived assets by geographic region for the periods presented (each in thousands):

Net Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue by product:
Local advertising	$51,167	$28,485	$134,932	$75,214
Brand advertising	6,910	5,886	18,715	15,583
Other services	3,104	2,000	8,690	5,613

Total net revenue	$61,181	$36,371	$162,337	$96,410

During the three and nine months ended September 30, 2013 and 2012, a substantial majority of the Company’s revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in either period.

Long-Lived Assets

	September 30, 2013	December 31, 2012
United States	$24,839	$14,275
All Other Countries	1,522	702

Total long-lived assets	$26,361	$14,977

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

Yelp connects people with great local businesses. Our users have contributed a total of approximately 47.3 million cumulative reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 117.4 million unique visitors used our website according to Google Analytics, a product from Google, Inc. that provides digital marketing intelligence and our mobile application was used on approximately 11.2 million unique mobile devices on a monthly average basis during the quarter ended September 30, 2013. Businesses of all sizes use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the contributors who write reviews, the consumers who read them and the local businesses that they describe.

As of September 30, 2013, we are active in 60 Yelp markets in the United States and 51 Yelp markets internationally. This footprint represents a small portion of the potential domestic and international markets that we are currently targeting for expansion. Our domestic expansion plans include growth in our existing markets as well as expansion into new markets, many of which are smaller than our current markets, as we look to expand our breadth of coverage.

Internationally, as we are in the early stages of establishing our footprint, we are targeting a mix of both large and small markets. In October 2012, we acquired Qype GmbH, a Germany-based reviews website (collectively with its subsidiaries, “Qype”), through our wholly-owned subsidiary, Yelp Ireland Ltd. We believe the acquisition of Qype will accelerate the expansion of our international footprint in Europe, and together we will have a substantially increased presence in European markets. As of September 30, 2013, we had migrated six Qype markets — Brazil, France, Ireland, Italy, Spain and the United Kingdom — to the Yelp platform. For the nine months ended September 30, 2013, revenue generated internationally accounted for five percent of our total revenue.

We expect to invest in product development to expand our platform by innovating and introducing new products to our website and mobile applications. For example, on July 24, 2013, we acquired SeatMe, Inc., a web- and app-based reservation solution for restaurant and nightlife establishments (“SeatMe”). In connection with the acquisition, all of the outstanding capital stock and options to purchase capital stock of SeatMe were converted into the right to receive an aggregate of approximately $2.2 million in cash and 260,901 shares of our Class A common stock. We expect the acquisition of SeatMe to have minimal impact on our revenue near term but increase our operating expenses by approximately $0.5 million in the fourth quarter of 2013. We believe the acquisition of SeatMe will both enhance user experience and complement our existing partnership arrangements.

Our overall philosophy is to invest for long-term growth. During the remainder of 2013, we expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally, complete the integration of Qype, and continue the integration of SeatMe. As of September 30, 2013, we had 1,806 employees, which represents an increase of 49% compared to September 30, 2012.

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

•	Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were then being filtered or that had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include filtered and removed reviews because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our filtering technology continually reassesses which reviews to filter based on new information, the “filtered” or “unfiltered” status of reviews may change over time. Reviews that are being filtered or have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the filtered reviews for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of September 30, 2013, approximately 43.9 million reviews were available on business profile pages, including approximately 11.0 million reviews that were being filtered, after accounting for the approximately 3.4 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

The following table presents the number of cumulative reviews as of the dates presented:

	As of September 30,
	2013	2012
	(in thousands)
Reviews	47,322	33,258

•	Unique Visitors. Unique visitors represent the average number of monthly unique visitors over a given three-month period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of a given three-month period to calculate average monthly unique visitors. We track unique visitors based on the number of visitors with unique cookies who have visited our website using either a computer or mobile browser, as measured by Google Analytics. Unique visitors do not include visitors who access our platform through our mobile app. For the quarter ended September 30, 2013, our mobile app was used on approximately 11.2 million unique mobile devices on a monthly average basis. Because the number of unique visitors is based on visitors with unique cookies, an individual who accesses our website from multiple devices with different cookies will be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie will be counted as a single unique visitor.

The following table presents the number of unique visitors (average monthly number) during the periods presented:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Unique Visitors	117,447	83,538

•	Claimed Local Business Locations. The number of claimed local business locations represents the cumulative number of business locations that have been claimed on Yelp worldwide since 2008, as of a given date. We define a claimed local business location as each business address for which a business representative visits our website and claims the free business listing page for the business located at that address.

The following table presents the number of cumulative claimed local business locations as of the dates presented:

	As of September 30,
	2013	2012
	(in thousands)
Claimed Local Business Locations	1,344	889

•	Active Local Business Accounts. The number of active local business accounts represents the number of claimed local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

The following table presents the number of claimed local business accounts from which we recognized revenue in the given three-month periods presented:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Active Local Business Accounts	57	36

•	Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; other income (expense), net; interest income; depreciation and amortization; stock-based compensation; and restructuring and integration costs. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as our management and board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

The following is a reconciliation of adjusted EBITDA to net income (loss) below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	$2012	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(2,322)	(2,011)	$(7,999)	$(13,795)
Provision for income taxes	510	45	786	142
Other income (expense), net	31	14	298	23
Depreciation and amortization	2,816	1,780	7,931	4,802
Stock-based compensation	7,015	2,334	17,333	11,621
Restructuring and integration	—	—	675	—

Adjusted EBITDA	$8,050	$2,162	$19,024	$2,793

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Quarterly Report on Form 10-Q adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation above of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure. The stock-based compensation amount of $7.0 million and $17.3 million for the three and nine months ended September 30, 2013, respectively, excludes approximately zero and $0.6 million of stock-based compensation, respectively, related to the Qype acquisition already included in restructuring and integration costs.

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

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us;

•	adjusted EBITDA does not take into account restructuring and integration costs associated with our acquisitions of Qype; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Local advertising	84%	78%	83%	78%
Brand advertising	11	16	12	16
Other services	5	6	5	6

Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	7%	7%	7%	7%
Sales and marketing	56	59	57	63
Product development	18	16	16	15
General and administrative	17	19	18	25
Depreciation and amortization	5	5	5	5
Restructuring and integration	—	—	—	—
Total costs and expenses	103	106	104	114
Loss from operations	(3)	(6)	(4)	(14)
Other income (expense), net	—	—	—	—
Loss before income taxes	(3)	(6)	(4)	(14)
Provision for income taxes	(1)	—	—	—
Net loss	(4)%	(6)%	(5)%	(14)%

Three and Nine Months Ended September 30, 2013 and 2012

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

	Three Months Ended September 30,		2012 to 2013 % Change	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Net revenue by product:
Local advertising	$51,167	$28,485	80%	$134,931	$75,214	79%
Brand advertising	6,910	5,886	17	18,716	15,583	20
Other services	3,104	2,000	55	8,690	5,613	55

Total net revenue	$61,181	$36,371	68%	$162,337	$96,410	68%

Net revenue by product:
Local advertising	84%	78%		83%	78%
Brand advertising	11	16		12	16
Other services	5	6		5	6

Total net revenue	100%	100%		100%	100%

Total net revenue increased $24.8 million, or 68%, in the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Our local advertising revenue increased $22.7 million, or 80%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $1.0 million, or 17%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue increased by $1.1 million, or 55%, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements.

Total net revenue increased $65.9 million, or 68%, in the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Our local advertising revenue increased $59.7 million, or 79%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $3.1 million, or 20%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue increased $3.1 million, or 55%, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements.

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

	Three Months Ended September 30,		2012 to 2013 % Change	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$4,277	$2,501	71%	$11,635	$6,925	68%
Percentage of net revenue	7%	7%		7%	7%

In the three months ended September 30, 2013, cost of revenue increased $1.8 million, or 71%, compared to the three months ended September 30, 2012. This increase was primarily attributable to an increase of $0.5 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, setup costs, including video production, for active local business pages increased by $0.3 million due to increased demand by local businesses for video on their business pages, and expenses related to creative design for brand advertising customers increased $0.1 million. Merchant fees related to credit card transactions for local advertising also increased $0.4 million, and we added personnel to support our website infrastructure resulting in an increase of $0.4 million.

In the nine months ended September 30, 2013, cost of revenue increased $4.7 million, or 68%, compared to the nine months ended September 30, 2012. This increase was primarily attributable to an increase of $1.3 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, setup costs, including video production, for active local business pages increased by $0.9 million due to increased demand by local businesses for video on their business pages, and expenses related to creative design for brand advertising customers increased $0.3 million. Merchant fees related to credit card transactions for local advertising also increased $1.1 million, and we added personnel to support our website infrastructure resulting in an increase of $1.2 million.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. We incur almost no sales and marketing expense to acquire traffic to our website or mobile app. Our Community Managers are responsible for growing and fostering local communities and coordinating events to raise awareness of our brand. We expect our community management costs to increase as we continue to expand to new markets and within existing markets. We expect our sales and marketing expenses to continue to increase both domestically and internationally as we expand our domestic and international footprint, increase the number of active local business accounts and continue to build our brand. The substantial majority of these expenses will be related to hiring Community Managers and an international sales force. We expect our sales and marketing costs, including community management costs, to increase and to be our largest expense for the foreseeable future. For the three months ended September 30, 2013, we spent $4.9 million related to our international sales and marketing operations compared to $2.9 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we spent $15.2 million related to our international sales and marketing operations compared to $8.1 million for the nine months ended September 30, 2012.

	Three Months Ended September 30,		2012 to 2013 % Change	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$34,126	$21,302	60%	$93,123	$60,404	54%
Percentage of net revenue	56%	59%		57%	63%

In the three months ended September 30, 2013, sales and marketing expenses increased $12.8 million, or 60%, compared to the three months ended September 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $8.3 million, including an increase in stock-based compensation of $1.5 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $2.6 million. In addition, we experienced an increase in facilities and related allocations of $1.8 million and domestic and international marketing and advertising costs of $0.1 million.

In the nine months ended September 30, 2013, sales and marketing expenses increased $32.7 million, or 54%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $22.4 million, including an increase in stock-based compensation of $3.8 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $6.1 million. In addition, we experienced an increase in facilities and related allocations of $4.5 million. Domestic and international marketing and advertising costs decreased by $0.3 million.

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

	Three Months Ended September 30,		2012 to 2013 % Change	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Product development	$11,208	$5,753	95%	$26,441	$14,230	86%
Percentage of net revenue	18%	16%		16%	15%

In the three months ended September 30, 2013, product development expenses increased $5.5 million, or 95%, compared to the three months ended September 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $4.8 million, including an increase in stock-based compensation of $1.2 million, and an increase of $0.2 million in the use of outside consultants as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related expenses of $0.4 million.

In the nine months ended September 30, 2013, product development expenses increased $12.2 million, or 86%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $10.3 million, including an increase in stock-based compensation of $2.6 million, and an increase of $1.0 million in the use of outside consultants as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related expenses of $0.8 million.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, user operations, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services and facilities and other supporting overhead costs not allocated to other departments. We expect our general and administrative expenses to continue to increase for the foreseeable future as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

	Three Months Ended September 30,		2012 to 2013 % Change	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
General and administrative	$10,535	$6,987	51%	$29,447	$23,679	24%
Percentage of net revenue	17%	19%		18%	25%

In the three months ended September 30, 2013, general and administrative expenses increased $3.5 million, or 51%, compared to the three months ended September 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $3.3 million, including an increase in stock-based compensation of $1.9 million. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $0.8 million and had an increase in bad debt expense of $0.3 million. In addition, we experienced an increase in facilities and related expenses of $0.3 million. These increases were offset by a decrease in legal costs of $1.3 million due to recent court decisions on prior litigation claims.

In the nine months ended September 30, 2013, general and administrative expenses increased $5.8 million, or 24%, compared to the nine months ended September 30, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $2.9 million. This increase was offset by a decrease in stock-based compensation expense of $0.8 million related primarily to the acceleration of vesting of stock options held by two executives in connection with the completion of the IPO last year, which was offset with grants made during the period. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $2.0 million. In addition, we experienced an increase in facilities and related expenses of $0.7 million and an increase in bad debt expense of $0.9 million. These increases were offset by a decrease in legal costs of $0.9 million due to recent court decisions on prior litigation claims.

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

	Three Months Ended September 30,		2012 to 2013 % Change	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization	$2,816	$1,780	58%	$7,931	$4,802	65%
Percentage of net revenue	5%	5%		5%	5%

In the three months ended September 30, 2013, depreciation and amortization expense increased $1.0 million, or 58%, compared to the three months ended September 30, 2012. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $0.2 million and $0.2 million, respectively. In addition, amortization related to our intangibles increased $0.6 million primarily due to the intangibles acquired in the Qype and SeatMe acquisitions.

In the nine months ended September 30, 2013, depreciation and amortization expense increased $3.1 million, or 65%, compared to the nine months ended September 30, 2012. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $1.0 million and $0.5 million, respectively. In addition, amortization related to our intangibles increased $1.6 million primarily due to the intangibles acquired in the Qype and SeatMe acquisitions.

Restructuring and Integration Costs

	Three Months Ended September 30,		2012 to 2013 % Change	Nine Months Ended September 30,		2012 to 2013 % Change
	2013	2012		2013	2012
	(dollars in thousands)			(dollars in thousands)
Restructuring and Integration	$—	$—	N/A	$675	$—	N/A
Percentage of net revenue	—	—		—	—

In the nine months ended September 30, 2013, we incurred restructuring and integration costs of $0.7 million, compared to zero for the nine months ended September 30, 2012. In the quarter ended March 31, 2013, we announced our plan to further reduce the size of the Qype workforce. These actions were made in order to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. We incurred the restructuring and integration costs of $0.7 million as a result of this plan in the nine months ended September 30, 2013. The restructuring plan was substantially completed during the nine months ended September 30, 2013. We expect that any additional expense related to this restructuring plan incurred in the future will be immaterial.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and foreign exchange gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Interest income	$11	$16	$41	$34
Transaction gain (loss) on foreign exchange	50	(20)	(173)	(29)
Other non-operating income (loss), net	(92)	(10)	(166)	(28)

Other income (expense), net	$(31)	$(14)	(298)	$(23)

In the three months ended September 30, 2013, other income (expense) remained relatively flat compared to the three months ended September 30, 2012.

In the nine months ended September 30, 2013, other income (expense), net increased $0.3 million compared to the nine months ended September 30, 2012. The increase was largely driven by an unfavorable change in foreign currency exchange rates, primarily the exchange rate between the British Pound and Euro, which contributed to larger transaction losses on foreign exchange in the nine months ended September 30, 2012 compared to losses in 2012. Other non-operating income (loss), net increased primarily due to a loss on the disposal of assets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Provision for taxes	$510	$45	$786	$142

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $101.2 million. Cash and cash equivalents consist of cash and money market funds. Cash held internationally as of September 30, 2013 was immaterial. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations, our acquisition of Qype in October 2012 and our acquisition of SeatMe in July 2013 through proceeds from private and public financings, including our initial public offering in March 2012, and, to a lesser extent, from the exercise of stock options.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements and anticipated purchases of property and equipment for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may require or otherwise seek additional funds in the next 12 months to respond to business challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies, and, accordingly, we may need to engage in equity or debt financings to secure additional funds.

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

Cash Flows

The following table summarizes our cash flows for the periods presented.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$(9,547)	$(3,484)
Depreciation and amortization	7,931	4,802
Cash flows provided by (used in) operating activities	12,108	(1,728)
Cash flows used in investing activities	(15,484)	(11,866)
Cash flows provided by financing activities	9,334	115,081

Operating Activities

We generated $12.1 million of cash in operating activities in the nine months ended September 30, 2013, primarily resulting from our net loss of $8.0 million, offset by non-cash depreciation and amortization of $7.9 million, non-cash stock-based compensation of $17.9 million, non-cash provision for doubtful accounts and sales returns of $2.2 million, and non-cash loss on disposal of assets of $0.2 million. In addition, operating assets and liabilities changed by $8.1 million, primarily due to the timing of collections on accounts receivable and payments to vendors during the nine months ended September 30, 2013.

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

Investing Activities

Our primary investing activity in the nine months ended September 30, 2013 was the continued purchases of property and equipment to support the build out of our data centers, leasehold improvements for our new headquarters building in San Francisco and other locations and the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property and equipment, leaseholds and the development of software for the remainder of 2013 and thereafter.

We used $15.5 million of cash in investing activities during the nine months ended September 30, 2013, including $2.1 million net of cash received for the acquisition of SeatMe. Cash used in investing activities primarily related to an increase in expenditures related to website development of $3.3 million and purchases of property, equipment, software and leasehold improvements of $9.5 million to support our growth in the business. Restricted cash increased by $1.8 million related to expanded office leases. Cash used in investing was offset by $1.2 million of cash released from escrow related to the Qype acquisition, recorded as a measurement period adjustment to the initial fair value of the acquired assets and liabilities during the nine months ended September 30, 2013.

We used $11.9 million of cash in investing activities during the nine months ended September 30, 2012. Cash used in investing activities primarily related to an increase in restricted cash of $6.0 million in connection with new leases executed during the nine month period, purchases of property, equipment, and software of $3.5 million to support our growth in the business and expenditures related to website development of $2.3 million.

Financing Activities

During the nine months ended September 30, 2013, we generated $9.3 million in financing activities primarily due to net proceeds from the issuance of common stock upon the exercise of stock options.

During the nine months ended September 30, 2012, we received $122.6 million in proceeds from our initial public offering. We incurred $10.3 million related to offering costs in connection with the initial public offering, including underwriter commission and discounts associated with the transaction. With the exception of our initial public offering, our primary financing activities during the nine months ended September, 30 2012 consisted of net proceeds from the issuance of common stock upon the exercise of stock options.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2012 or the first nine months of 2013.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from November 2014 to September 2021. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of September 30, 2013, we had no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of September 30, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$90,611	$12,280	$39,016	$30,269	$9,046

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

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. During the nine months ended September 30, 2013, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of September 30, 2013 would have an immaterial impact on our investment portfolio.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Qype, our indirect wholly-owned subsidiary, is party to a lawsuit regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG (“Deutsche Telekom”) between 2005 and 2008 at a rate set by the German Federal Network Agency (“FNA”). Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008 (the “2010 Claim”). In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. Following a hearing in April 2013, the Higher Regional Court denied Deutsche Telekom’s appeal, although Deutsche Telekom may challenge this decision. In August 2013, Deutsche Telekom filed a claim against Qype in the Regional Court of Cologne seeking approximately €441,900 in additional data service fees, plus interest, for data delivered in 2009. Qype has requested that the Regional Court stay proceedings in this case pending final resolution of the 2010 Claim.

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

We have a short operating history in an evolving industry that may not develop as expected, if at all. This short operating history makes it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry. These risks and difficulties include our ability to, among other things:

•	increase the number of users of our website and mobile app and the number of reviews and other content on our platform;

•	increase the revenue from advertisers on our website and mobile app;

•	continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;

•	effectively monetize our mobile products as usage continues to migrate toward mobile devices;

•	manage, measure and demonstrate the effectiveness of our advertising solutions and attract and retain new advertising clients, many of which may only have limited or no online advertising experience;

•	successfully compete with existing and future providers of other forms of offline and online advertising;

•	successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;

•	successfully expand our business in new and existing markets, both domestic and international;

•	successfully develop and deploy new features and products;

•	effectively integrate businesses we may acquire, including Qype and SeatMe;

•	avoid interruptions or disruptions in our service or slower than expected load times;

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and products;

•	hire, integrate and retain talented sales and other personnel;

•	effectively manage rapid growth in our sales force, personnel and operations; and

•	effectively partner with other companies.

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

Since our inception, we have incurred significant operating losses, and, as of September 30, 2013, we had an accumulated deficit of approximately $68.4 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $137.6 million in 2012, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. We also expect our costs to increase in future periods as we continue to expend substantial financial resources on:

•	sales and marketing;

•	product and feature development;

•	our technology infrastructure;

•	domestic and international expansion efforts;

•	strategic opportunities, including commercial relationships and acquisitions; and

•	general administration, including legal and accounting expenses related to being a public company.

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

Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website from Internet searches during the three and nine months ended September 30, 2013. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

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

Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 43% of the businesses that have been reviewed on our platform and approximately 59% of our cumulative reviews through September 30, 2013. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

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

*Negative publicity could adversely affect our reputation and brand.

Negative publicity about our company, including our technology, sales practices, personnel, customer service or litigation or political activities, could diminish confidence in and the use of our products. The media has previously reported allegations that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. These allegations, though untrue, could adversely affect our reputation and brand, require significant management time and attention, and subject us to inquiries or investigations. In order to demonstrate that our filtering process applies in a nondiscriminatory manner to both advertisers and non-advertisers, we have made all filtered reviews accessible on our platform. We have also allowed businesses to comment publicly on negative reviews so that they can provide their response. Nevertheless, our reputation and brand, the traffic to our website and mobile app and our business may suffer if negative publicity about our company persists or if users otherwise perceive that content on our website and mobile app is manipulated or biased. In addition, our website and mobile app serve as a platform for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.

*If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.

For the three and nine months ended September 30, 2013, substantially all of our revenue was generated by the sale of advertising products. We have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince existing and prospective advertisers alike that our advertising products offer a material benefit and can generate a competitive return relative to other alternatives. Many prospective advertisers, such as those in new markets, may not be familiar with our products or view them as unproven. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. If we do not deliver ads in an effective manner, or we do not provide accurate analytics and measurement solutions that demonstrate the value of our ads, advertisers may choose not to advertise with us.

Our advertisers do not typically have long-term obligations to purchase our products, and their decisions to renew depend on a number of factors, including the degree of satisfaction with our products and their ability to continue their operations and spending levels. We rely heavily on advertising spend by small and medium-sized local businesses, which have historically experienced high failure rates and often have limited advertising budgets. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, declining advertising budgets, closures and bankruptcies.

We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 43% of the businesses that have been reviewed on our platform and approximately 59% of our cumulative reviews through September 30, 2013, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. The ratings and reviews that businesses receive from our users may also affect advertising decisions by current and prospective advertisers. For instance, favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise, and unfavorable ratings and reviews, on the other, could discourage businesses from advertising to an audience they perceive as hostile or cause them to form a negative opinion of our products and user base, which could discourage them from doing business with us.

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

*If we fail to expand effectively into new markets, both domestically and abroad, our revenue and our business will be harmed.

We intend to expand our operations into new markets, both domestically and abroad. We may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets places us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect, as we have in the past, to incur significant expenses and face various other challenges, such as expanding our sales force and community management personnel to reach those new markets and encountering different and potentially lower levels of user engagement in some or all of these markets. Our current and any future expansion plans will require significant resources and management attention. Furthermore, we have already entered many of the largest markets in the United States and further expansion in smaller markets may not yield similar results or sustain our growth.

*Our international operations involve additional risks, and our exposure to these risks will increase as we expand internationally.

We have started to expand our operations internationally. We expect to expand our international operations significantly by accessing new markets abroad and expanding our offerings in new languages. Our platform is now available in English and several other languages. However, we may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. We acquired Qype in October 2012 to accelerate the expansion of our international footprint in Europe, but can make no assurance that we will be successful in integrating Qype with our businesses or in taking advantage of Qype’s presence in international markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

•	recruiting and retaining qualified, multi-lingual employees, including sales personnel;

•	integrating businesses we may acquire internationally, including Qype;

•	increased competition from local websites and guides and potential preferences by local populations for local providers;

•	compliance with applicable foreign laws and regulations, including different privacy, censorship and liability standards and regulations and different intellectual property laws;

•	providing solutions in different languages for different cultures, which may require that we modify our solutions and features to ensure that they are culturally relevant in different countries;

•	our ability to achieve prominent display of our content in unpaid search results, which may be more difficult in newer markets where we may have less content and more competitors than in established markets;

•	the enforceability of our intellectual property rights;

•	credit risk and higher levels of payment fraud;

•	compliance with anti-bribery laws, including but not limited to compliance with the Foreign Corrupt Practices Act and the U.K. Bribery Act;

•	currency exchange rate fluctuations;

•	foreign exchange controls that might prevent us from repatriating cash earned outside the United States;

•	political and economic instability in some countries;

•	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate; and

•	higher costs of doing business internationally.

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

*We expect to face increased competition in the market.

The market for information regarding local businesses and advertising is intensely competitive and rapidly changing. With the emergence of new technologies and market entrants, competition is likely to intensify in the future. Our competitors include, among others, offline media companies and service providers; newspaper, television and other media companies; Internet search engines, such as Google, Bing and Yahoo!; and various other online service providers and review websites, including regional review websites that may have strong positions in particular countries.

Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Google, Facebook, Yahoo! and Microsoft may be more successful than us in developing and marketing online advertising offerings directly to local businesses and many of our advertisers and potential advertisers may choose to purchase online advertising services from these competitors and may reduce their purchases of our products. In addition, many of our current and potential competitors have established marketing relationships with and access to larger client bases. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate, including by: integrating review platforms or features into products they control, such as search engines, web browsers or mobile device operating systems; changing their unpaid search result rankings to promote their products; or refusing to enter into or renew licenses on which we depend.

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

*The impact of worldwide economic conditions, including the resulting effect on advertising spending by local businesses, may adversely affect our business, operating results and financial condition.

Worldwide economic conditions, such as the sovereign debt and federal government funding issues in the United States, create uncertainty and unpredictability and add risk to our future outlook. Our performance is subject to, among other things, the impact of worldwide economic conditions on levels of advertising spend by small and medium-sized businesses, which may be disproportionately affected by economic downturns. In the event of an economic slowdown or deterioration of worldwide economic conditions, our existing and potential advertising clients may no longer consider investment in our advertising solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, web-based advertising solutions may be viewed by some of our existing and potential advertising clients as a lower priority and could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our solutions or default on their payment obligations to us. In addition, economic conditions may adversely impact levels of consumer spending, which could adversely impact the numbers of consumers visiting our website and mobile app. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. If spending at many of the local businesses reviewed on our platform declines, businesses may be less likely to use our advertising products, which could have a material adverse effect on our financial condition and results of operations.

*We face potential liability and expense for legal claims based on the content on our platform.

We face potential liability and expense for legal claims relating to the information that we publish on our website and mobile app, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. For example, businesses in the past have claimed, and may in the future claim, that we are responsible for defamatory reviews posted by our users. We expect claims like these to continue, and potentially increase in proportion to the amount of content on our platform. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States.

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

*Our business could suffer if the jurisdictions in which we operate change the way in which they regulate the Internet, including regulations relating to user-generated content and privacy.

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

Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. As a result, the regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. The U.S. government, including the White House, the FTC and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and the collection and use of data from mobile services. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of social media companies. Similar investigations, decrees or actions may adversely impact us directly. The FTC and certain members of Congress are also seeking legislation to impose “Do-Not-Track” requirements that limit or regulate user data tracking by third-party websites. The White House continues to support a consumer privacy Bill of Rights and comprehensive privacy legislation that could impact the collection of data, internet and social media companies, as well as online and mobile advertising. In addition, the European Union is in the process of promulgating a new General Data Protection Regulation, which would apply across the European Union and may result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. Recently, the State of California and several other states adopted privacy guidelines with respect to mobile applications. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Similarly, changes like these could make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue. In any of the cases above, our business could suffer.

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

In October 2012, we acquired Qype to accelerate our international expansion and in July 2013, we acquired SeatMe to enhance the experience for our consumers and complement our existing partnerships. In order to realize any gains from these acquisitions, we must successfully complete the integration of each acquired business, its operations, services and personnel with our organization. These transition activities are complex, and we may encounter unexpected difficulties or incur unexpected costs. In order to realize the expected benefits and synergies of our acquisitions, we must meet a number of significant challenges, including:

•	retaining existing customers and obtaining new customers;

•	migrating Qype users and content to our platform;

•	implementing and retaining uniform standards, controls, procedures, policies and information systems;

•	managing the combined businesses effectively; and

•	integrating SeatMe in the manner and in the timeframe our management believes to be in our best interests while maintaining relationships with our strategic partners.

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

Our growth depends in part on the success of our strategic relationships with third parties, and any failure to maintain these relationships could harm our business.

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

We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights and the rights of current and former employees and business owners. For example, various businesses have sued us alleging that we manipulate Yelp reviews in order to coerce them and other businesses to pay for Yelp advertising. In addition, Deutsche Telekom filed suit against Qype in Germany regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom. The Regional Court of Bonn rejected Deutsche Telekom’s claim in full and the Higher Regional Court of Düsseldorf denied its appeal; however, Deutsche Telekom may challenge the Higher Regional Court’s decision. In addition, in August 2013, Deutsche Telekom filed a claim against Qype in the Regional Court of Cologne seeking additional data service fees for data delivered in 2009. Qype has requested that the Regional Court stay proceedings in this case pending final resolution of the 2010 Claim.

Companies in the Internet, technology and media industries own large numbers of patent and other intellectual property rights, and frequently enter into litigation based on allegations of infringement or other violations of such rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often attempt to aggressively assert their rights in order to extract value from technology companies. From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. We presently are involved in numerous patent lawsuits, all of which involve plaintiffs targeting multiple defendants in the same or similar suits. As we face increasing competition and gain an increasingly high profile, we expect the number of patent and other intellectual property claims against us to grow.

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

Our operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to attract new local business advertisers and retain existing advertisers;

•	our ability to accurately forecast revenue and appropriately plan our expenses;

•	the effects of changes in search engine placement and prominence;

•	the effects of increased competition in our business;

•	our ability to successfully expand in existing markets, enter new markets and manage our international expansion;

•	the impact of worldwide economic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;

•	our ability to protect and grow our intellectual property;

•	our ability to maintain an adequate rate of growth and effectively manage that growth;

•	our ability to maintain and increase traffic to our website and mobile app;

•	our ability to keep pace with changes in technology;

•	the success of our sales and marketing efforts;

•	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;

•	our ability to manage successfully any acquisitions of businesses, solutions or technologies, including Qype and SeatMe;

•	changes in government regulation affecting our business;

•	interruptions in service and any related impact on our reputation;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to choose and effectively manage third-party service providers;

•	the impact of fluctuations in currency exchange rates;

•	changes in consumer behavior with respect to local businesses;

•	fluctuations in spending by our advertisers due to seasonality, such as historically stronger spending in the fourth quarter of each year, or other factors;

•	the effects of natural or man-made catastrophic events;

•	the effectiveness of our internal controls; and

•	changes in our tax rates or exposure to additional tax liabilities.

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

We intend to continue to make investments to support our business growth and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products or enhance our existing services, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 70% of the voting power of our outstanding capital stock as of September 30, 2013. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even though their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

*Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since shares of our common stock were sold in our initial public offering in March 2012 at a price of $15.00 per share through October 28, 2013, our Class A common stock’s daily closing price has ranged from $15.22 to $74.89. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this quarterly report, factors that may cause volatility in our share price include:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in projected operating and financial results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	announcements of technological innovations or new offerings by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	additions or departures of key personnel;

•	issuance of research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	sales of our Class A or Class B common stock;

•	changes in laws or regulations applicable to our solutions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;

•	specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors, or our Chief Executive Officer;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;

•	prohibit cumulative voting in the election of directors;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation; and

•	reflect two classes of common stock, as discussed above.

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

Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers and employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2013, we had 53,573,297 shares of Class A common stock and 12,400,324 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

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

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013	—	—	—	—
August 1 – August 31, 2013	3,524	$49.64	—	—
September 1 – September 30, 2013	—	—	—	—
Total	3,524	$49.64	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

YELP INC.

Date: October 29, 2013	/s/ Rob Krolik
Rob Krolik
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated July 18, 2013, by and among Yelp Inc., SeatMe, Inc., Ranger Merger Corp., Ranger Merger LLC and Alexander Kvamme, as Stockholders’ Agent.	8-K	001-35444	99.1	7/24/2013

3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012

3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012

4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.