Form 10-K
period 2013-12-31
YELP INC
filed 2014-03-03
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the Transition period from	to

Commission file number: 001-35444

YELP INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-1854266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

140 New Montgomery Street, 9th Floor
San Francisco, California 94105
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (415) 908-3801

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.000001 per share	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☒  NO  ☐

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐  NO  ☒

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☒  NO  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐  NO  ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,297,245,543 as of June 30, 2013, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the New York Stock Exchange LLC reported for June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. Excludes an aggregate of 2,068,046 shares of the registrant’s Class A common stock and an aggregate of 25,677,927 shares of the registrant’s Class B common stock held by officers, directors, affiliated stockholders and The Yelp Foundation. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2013, the registrant assumed that a stockholder was an affiliate of the registrant at June 30, 2013 if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2013. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

     As of February 24, 2014, there were 59,715,000 shares of registrant’s Class A Common Stock, par value $0.000001 per share, issued and outstanding and 11,646,826 shares of registrant’s Class B Common Stock, par value $0.000001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2013 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

__________________________

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

i

     Unless the context otherwise indicates, where we refer in this Annual Report to our “mobile application” or “mobile app,” we refer to all of our applications for mobile-enabled devices. Similarly, references to our “website” refer to both the U.S. and international versions of our website, as well as the versions of our website dedicated to mobile-based browsers.

     In the fourth quarter of 2012, we acquired Qype GmbH, a Germany-based reviews website, and its wholly owned subsidiaries Qype LTD., Qype SARL and Qype SL, which we collectively refer to as Qype. We began including traffic, content and local business activity from each Qype market in our key metrics following our migration of such market to the Yelp platform. As of December 31, 2013, all Qype markets had been migrated to the Yelp Platform. Accordingly, the key metrics presented in this Annual Report as of and for the year ended December 31, 2013 include the traffic, content and local business activity from the following Qype markets: Austria, Brazil, France, Germany, Ireland, Italy, the Netherlands, Poland, Portugal, Spain, Switzerland, Turkey, and the United Kingdom.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

iii

PART I

Item 1. Business.

Company Overview

     Yelp connects people with great local businesses. Our users have contributed a total of approximately 52.8 million cumulative reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 120.0 million unique visitors used our website according to Google Analytics, a product from Google, Inc. that provides digital marketing intelligence, and our mobile application was used on approximately 10.6 million unique mobile devices, on a monthly average basis during the quarter ended December 31, 2013. Businesses of all sizes use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the communities of contributors who write reviews, the consumers who read them and the local businesses that they describe.

     Contributors. We foster and support vibrant communities of contributors in local markets across the United States, Canada, Europe, Singapore, Australia, New Zealand and Brazil. These contributors provide rich, firsthand information about local businesses, such as reviews, tips, ratings and photos.

     Consumers. Our platform is transforming the way people discover local businesses and is attracting a large audience of geographically and demographically diverse consumers. Every day, millions of consumers visit our website or use our mobile app to find great local businesses. Our strong brand and the quality of the reviews and other content on our platform have enabled us to attract this large audience with almost no traffic acquisition costs.

     Local Businesses. Our platform provides businesses with a variety of free and paid services that help them engage with consumers at the critical moment when they are deciding where to spend their money. Businesses can register a business account for free and “claim” the Yelp business page for each of their locations, allowing them to enhance the page with additional information about their businesses and respond to consumer reviews, among other features. We refer to an individual business location as a “local business.” Businesses can also pay for premium services to promote themselves through targeted search advertising, discounted offers and further enhancements to their business page. We also offer display advertising and brand sponsorships for national brands that want to improve their local presence.

     Powerful Network Effect. Our platform helps people find great local businesses to meet their everyday needs. As more people use our platform, more of them write reviews, add photos, tips and other content. Each review, photo or tip that a user contributes helps expand the breadth and depth of the content on our platform, drawing in more consumers and more prospective contributors. This increase in consumer traffic and content improves our value proposition to local businesses as they seek low-cost, easy-to-use and effective advertising solutions to target a large number of intent-driven consumers.

     Yelp Mobile. We help consumers make decisions on the go through both our mobile app and versions of our website dedicated to mobile-based browsers, which we refer to as our mobile website. Our mobile app accounted for approximately 46% of all searches on our platform in the quarter ended December 31, 2013, and approximately 35% of our unique visitors in the quarter ended December 31, 2013 were to our mobile website. We expect mobile device usage to continue to grow and believe that use of our mobile app and mobile website are complementary to the use of our desktop website. However, if mobile device usage is substituting for, rather than incremental to, usage of our website on personal computers and our mobile advertising solutions prove ineffective, this trend could adversely impact our business.

     As our community has grown and our product offerings have expanded, we have seen significant growth in reviews, traffic, claimed local business locations and active local business accounts:

  Our users have contributed a total of approximately 52.8 million cumulative reviews to our platform as of December 31, 2013, up 47% from the prior year. Of these reviews, approximately 36.4 million were recommended and available on business profile pages, approximately 12.6 million were not recommended and approximately 3.7 million had been removed from our platform, as of December 31, 2013. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended because they provide additional perspectives and information on reviewed businesses, as well as transparency of the efficacy of our automated recommendation software.

  We had approximately 120.0 million unique visitors on a monthly average basis for the quarter ended December 31, 2013, up 39% from the same period in the prior year.

  We had approximately 1.5 million claimed local business locations as of December 31, 2013, up 50% from the prior year.

  We recognized revenue from approximately 67,000 active local business accounts for the quarter ended December 31, 2013, up 69% from the same period in the prior year.

     The approximately 52.8 million cumulative reviews our users contributed through December 31, 2013 cover a wide set of local business categories, including restaurants, shopping, beauty and fitness, arts, entertainment and events, home and local services, health, nightlife, travel and hotel, auto and other categories. We believe this breadth of content across business categories provides consumers with a wide-ranging selection of reviewed businesses as they search across many categories. We highlight below the breakdown by industry of local businesses that have received reviews on our platform and the breakdown by industry of reviews contributed to our platform through December 31, 2013. The charts below include information based upon all contributed reviews and include some businesses that have only received reviews that are not recommended or have been removed.

     We generate revenue primarily from the sale of advertising on our website and mobile app to local businesses of all sizes that seek to reach our growing audience of consumers. During the year ended December 31, 2013, we generated net revenue of $233.0 million, representing 69% growth over 2012, a net loss of $10.1 million and an adjusted EBITDA of $29.4 million. For information on how we define and calculate number of contributed reviews, unique visitors, claimed local business locations, active local business accounts and adjusted EBITDA, and a reconciliation of adjusted EBITDA to net loss, see “Selected Consolidated Financial and Other Data” in this Annual Report. The top five industry categories accounted for an aggregate of approximately 75% of our local advertising revenue for the quarter ended December 31, 2013, broken down as follows: Home & Local Services, 24%; Restaurants, 16%; Beauty & Fitness, 14%; Health, 11%; Shopping, 10%.

Our Growth Strategy

     We intend to grow our platform and our business by focusing on the following key growth strategies:

Growth in Existing Markets

  Increase Content Contribution. We will continue to explore ways to enable contributors to share their local experiences through detailed reviews, photos, tips and other forms of content contribution across our platform. As it has become more commonplace to contribute long-form content on mobile devices, for example, we responded in 2013 by adding the ability for contributors to write and publish reviews on their mobile devices. As we continue to grow our contributor and consumer footprint within our existing markets, we expect to benefit from accelerating network effect dynamics, further driving the growth of reviews, consumers and local business activity.

  Attract More Users. We believe that we can increase the number of consumers that use our platform. In December 2013, less than 16% of the total U.S. online audience visited our website or mobile app, as reported by comScore, Inc., a company providing digital marketing intelligence. We believe that as our brand recognition increases and the number of reviews on our platform grows, our platform will become more widely known and relevant to broader audiences, thus attracting new consumers to use our service.

  Increase Usage of Current Users. By continuing to expand the number of reviews across diverse categories, driving more claimed business pages and providing a more feature-rich experience, we can increase the number of visits and searches per user. Many consumers begin using Yelp to search for restaurants and boutiques, but more than half of reviewed businesses are in categories outside of restaurants and shopping. We believe that there is a substantial opportunity for a larger percentage of our user base to use Yelp to search in more categories. In addition, we believe our efforts to ensure the authenticity of our content have been critical to user engagement; we continued these efforts in 2013 through our consumer alerts program, coordination with law enforcement and sting operations targeting the buying and selling of reviews.

  Attract More Businesses. As of December 31, 2013, only approximately 1.5 million local business locations out of the approximately 54.5 million local businesses on our platform had claimed their Yelp pages. We believe the continued increase in the size of our audience of consumers, as well as our expanded platform, new business owner products and comprehensive tools to measure the effectiveness of our products, will encourage businesses to advertise on our platform.

Expand to New Geographic Markets

  United States. While we have reviews and local business listings that span the entire United States, we see a large opportunity to continue expanding our footprint in the United States by hiring Community Managers —residents of local markets whose responsibilities include writing a weekly Yelp email newsletter and organizing events for Yelp contributors — in new markets. Our aim is to leverage our capabilities, brand and know-how to create a trusted online platform to connect people to great local businesses across the United States.

  International. We are active in 56 international markets, all of which are in Canada, Europe, Singapore, Australia, New Zealand and Brazil. In 2013, we sold our advertising products internationally in our United Kingdom, France, Spain and Canada markets. In addition, in the fourth quarter of 2013, we completed the migration of content from Qype, a Germany-based reviews website that we acquired in 2012, to the Yelp platform and began selling Yelp ad products to local German businesses. We plan to continue to expand internationally by making our platform available in additional international markets and in more languages, as we seek to replicate internationally the powerful network effect that has driven our historic growth in the United States.

Platform Expansion

  Website and Mobile. We plan to continue to innovate and introduce new products for our website and mobile app, making it even easier for consumers to find the most relevant information on Yelp as they look for a local business. For example, in 2013 we introduced restaurant hygiene scores on Yelp business pages in certain markets and updated our “Nearby” feature to provide personalized suggestions. We also added an easy way for users to book online reservations at local restaurants and bars through our acquisition of SeatMe, Inc., a web- and app-based reservation solution, or SeatMe.

  Alternative Platforms. We also plan to continue to innovate and introduce our content and solutions on new platforms and distribution channels such as automobile navigation systems, web-enabled televisions and voice-enabled mobile devices. For example, in 2013, we brought Yelp content to the Pebble Smartwatch and Kindle Fire HDX. In addition, Yelp-branded content has been incorporated into Mercedes and Lexus in-vehicle infotainment systems. We also have relationships with several companies like Microsoft Corporation and Apple Inc. to make our content and solutions available on its website and consumer devices, respectively.

Enhance Monetization

  Grow Our Sales Force. We plan to continue to grow our sales force so we can reach more businesses. During 2013, we continued to invest aggressively in sales and marketing resources. We believe this ongoing investment in our sales force will drive an increase in active local business accounts. In the quarter ended December 31, 2013, we recognized revenue from approximately 67,000 local business accounts, which represent a fraction of the approximately 54.5 million local businesses on our platform.

  Expand Our Portfolio of Revenue-Generating Products. We plan to continue to grow and develop advertising and e-commerce products and partner arrangements that provide incremental value to our advertisers and business partners to encourage them to increase their advertising budgets allocated towards our platform. In 2013, we focused on providing a streamlined consumer experience by introducing the Yelp Platform, which allows consumers to have a continuous experience from discovery of great local businesses to completion of transactions such as ordering food for pickup or delivery. However, as we explore opportunities to monetize our products, we remain dedicated to adhering to high standards of user experience. We will not incorporate advertising or other products or solutions that we believe may excessively degrade the user experience – particularly the user experience on mobile devices – and potentially alienate users, even if they might result in increased short-term monetization.

Market Development Strategy

     As of December 31, 2013, we were active in 61 Yelp markets in the United States and 56 Yelp markets internationally. This footprint represents a small fraction of the potential markets that we are currently targeting for expansion. Our market development strategy consists of the following:

     Identification. We select new markets based on a number of different city- or country-specific criteria, including, but not limited to population size, local gross domestic product, pre-existing base of reviews on our platform, Internet and wireless penetration, proximity to existing markets, number of local businesses and local ad market growth rate.

     Preparation and Launch. Before launching a market in any country, we license business listing information from third-party data providers and create individual pages for each business location in the entire country. During this pre-launch preparation phase, we sometimes hire temporary local employees, called “scouts,” to provide additional rich content, such as reviews, photos and hours of operation. To bolster the integrity of the content they provide, we closely monitor their contributions to the platform, prohibit them from reviewing businesses with which they have a conflict of interest and identify them in their public profiles as paid contributors. At launch, consumers can read and write reviews about any business on our platform and contribute information about businesses that are not already listed. We have active Yelp markets in Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, New Zealand, Norway, Poland, Portugal, Singapore, Spain, Sweden, Switzerland, Turkey, the United Kingdom and the United States.

     Growth. After launch, we focus on attracting a community of contributors, consumers and local businesses to our platform. In each Yelp market, we hire a Community Manager, whose primary responsibilities include:

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

					Year-Over-
					Year
			Year-Over-Year		Growth in
		Average	Growth in	Average Local	Average
	Number	Cumulative	Average	Advertising	Local
U.S. Market	of Yelp	Reviews	Cumulative	Revenue	Advertising
Cohort	Markets(1)	in 2013(2)	Reviews(3)	in 2013(4)	Revenue(5)
2005 – 2006 Cohort	6	3,619	35%	14,290	53%

2007 – 2008 Cohort	14	766	35%	3,600	73%

2009 – 2010 Cohort	18	240	47%	801	102%

(1)	A Yelp market is defined as a city or region in which we have hired a Community Manager.

(2)	Average cumulative reviews is defined as the total cumulative reviews of the cohort as of December 31, 2013 (in thousands), including reviews that were not recommended or had been removed from our platform, divided by the number of Yelp markets in the cohort.

(3)	Year-over-year growth in average cumulative reviews compares average cumulative reviews as of December 31, 2013 with average cumulative reviews as of December 31, 2012.

(4)	Average local advertising revenue is defined as the total local advertising revenue from businesses in the cohort for the year ended December 31, 2013 (in thousands) divided by the number of Yelp markets in the cohort.

(5)	Year-over-year growth in average local advertising revenue compares local advertising revenue for the year ended December 31, 2013 with local advertising revenue for the year ended December 31, 2012.

     For a table showing the year of launch of each of the Yelp markets we have entered since 2008, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Overview.” In general, the Yelp markets in our earlier U.S. market cohorts are more populous than those in later cohorts, and we have already entered many of the largest markets in the United States. For these and other reasons, further expansion into additional U.S. markets may not yield results similar to those of our existing U.S. markets.

     We have made a significant investment in support of our market development initiatives. For the year ended December 31, 2013, our sales and marketing expenses were $132.0 million, an increase of approximately 54% over the year ended December 31, 2012. Over the same period, total net revenue also increased by approximately 69%. Because most of our costs and expenses relate to personnel and activities that support multiple markets, we do not record costs and expenses separately by market or cohort.

Products

Local Advertising

     We provide both free and paid business listing products to businesses of all sizes. In addition, we enable businesses to deliver targeted search advertising to large local audiences through our website and mobile app. We recognize revenue from these products as local advertising revenue.

Free Online Business Account

We enable businesses to create a free online business account and claim the page for each of their business locations. Business representatives can verify their affiliation with the business through an automated telephone verification process, which requires that they be reachable at the phone number that is publicly displayed for their business listing on our platform. With their free business accounts, businesses can view business trends (e.g., statistics and charts reflecting the performance of a business’s page on our platform), use the Revenue Estimator tool (e.g., to quantify the revenue opportunity Yelp provides), message customers (e.g., by replying to reviews either publicly or privately), update information (e.g., address, hours of operation) and offer Yelp Deals and Gift Certificates (as described below).

Enhanced Listing	Our enhanced listing solution eliminates search advertising from the businesses’ profile pages and allows them to incorporate a video clip or photo slide show on the pages.

Search and Other Ads

We allow businesses to promote themselves as a sponsored search result on our platform and on the listing pages of related businesses. We typically sell businesses a fixed number of these ad impressions per month, but also offer a “cost-per-click” program.

Call to Action

Our Call to Action feature allows businesses to promote a desired transaction of their choosing, such as scheduling an appointment or printing a coupon, directly on their business listing page. The feature takes consumers directly from the business’s listing page to the business’s own website to complete the action.

Brand Advertising

     We offer advertising solutions for national brands that want to improve their local presence in the form of display advertisements and brand sponsorships. Our national advertisers include leading brands in the automobile, financial services, logistics, consumer goods and health and fitness industries. We recognize revenue from these products as brand advertising revenue.

Traditional Display Advertising	We offer both graphic and text display advertisements on our website and mobile app. We typically sell these ads on a per-impression basis.

Brand Sponsorships

Our fixed-price brand sponsorships provide businesses with exclusivity over a section or advertising placement on Yelp for a fixed period of time. Brand sponsorships are generally associated with a particular platform — desktop, mobile web or mobile app — and are short in duration.

Other Services

     In addition to our business listing and advertising products, we also offer several features and consumer-interactive tools to facilitate transactions between consumers and the great local businesses they find on Yelp. We recognize revenue from these sources as other services revenue.

Yelp Platform

The Yelp Platform allows consumers to transact directly on Yelp. Through partnerships with Eat24 and delivery.com, consumers are currently able to complete food delivery transactions on Yelp. We have also announced partnerships that we expect to go live in 2014 that will provide consumers with the ability to complete transactions ranging from scheduling yoga sessions to making dentist appointments, all without leaving the Yelp Platform.

Online Reservations

We provide restaurants and nightlife venues with the ability to offer online reservations directly from their Yelp business listing pages through our SeatMe feature. Our partnership with OpenTable also provides consumers with the ability to reserve seats directly on business listing pages of restaurants that participate in OpenTable’s network.

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

     The following table provides a breakdown of our revenue by product for the years indicated:

	Year Ended December 31,
	2013	2012	2011
Percentage of total net revenue by product:
Local advertising	83%	79%	70%
Brand advertising	12	15	21
Other services	5	6	9
Total	100%	100%	100%

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

  Our Recommendation Software. In order to maintain and enhance the quality, authenticity and integrity of the reviews on our platform, we employ our proprietary automated recommendation software to analyze and screen all of our reviews. Our recommendation software looks at a wide range of data associated with each review and reviewer in order to determine the review’s relevance and reliability. Our recommendation software operates continually, and the results of its determinations with respect to particular reviews may change over time as it factors in new information. This can result in reviews that were previously recommended becoming not recommended and reviews that were previously not recommended being restored to recommended status. Reviews that are not recommended do not factor into a business’s overall star rating and are segregated from recommended reviews on our website. By clicking on a link on a reviewed business’s page on our website, users can access reviews that are not recommended for that business, as well as the star rating and other information about reviews that we have removed for violation of our terms of service. We believe our recommendation technology is one of the key contributors to the quality, authenticity and integrity of the reviews on our platform and the success of our service.

  Our Mobile Solutions. We identified mobile as a key area for our business as early as 2006. We have since invested significant resources into the development of a comprehensive mobile app platform, supporting the major smartphone operating systems available to consumers today, including iOS, Android, Blackberry and Windows Mobile. In addition, we maintain versions of our website dedicated to mobile-based browsers. Over time we have enhanced the functionality of our mobile app, such that it provides similar and, in some areas, greater functionality than our website. Some of the innovations we introduced through our mobile app include “check-ins,” “tips,” “comments,” “Nearby” and “Monocle,” our augmented reality feature, among others.

  Infrastructure. Our web and mobile properties are currently hosted from multiple locations. The primary and secondary locations are within shared data center environments in San Francisco, California and Ashburn, Virginia. We also host parts of our infrastructure in Amazon Web Services, as well as with third-party leased server providers. Our web and mobile properties are designed to have high availability, from the Internet connectivity providers we choose, to the servers, databases and networking hardware that we deploy. We design our systems such that the failure of any individual component is not expected to affect the overall availability of our platform. We also leverage other third-party Internet based (cloud) services including rich-content storage, map related services, ad serving and bulk processing.

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

Sales and Marketing

     We have a team of Community Managers based in 117 Yelp markets in the United States and internationally, whose primary goals are to build a local community of contributors, raise brand awareness, organize events for the best contributors in their respective cities and engage with the surrounding community. These efforts foster and support vibrant communities of contributors in local markets across the United States, Canada, Europe, Singapore, New Zealand, Australia and Brazil. We believe that continuing to serve our contributors is a critical factor in improving the value of our platform and facilitating the network effect that has helped to attract approximately 120.0 million unique visitors, on a monthly average basis for the quarter ended December 31, 2013, to our website with almost no traffic acquisition costs.

     Our sales force is concentrated in five primary locations: San Francisco, California; Scottsdale, Arizona; New York City, New York; London, the United Kingdom; and Hamburg, Germany. Our sales force primarily focuses on gaining new active local business accounts by identifying and contacting local businesses through direct engagement, direct marketing campaigns and weekly emails to claimed local businesses. A smaller component of our sales force is also responsible for attracting national brand advertisers to our platform.

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

  Online. We compete with Internet search engines, such as, Google, Yahoo! and Bing. We also compete with various other online service providers and review and social media websites.

Culture and Employees

     We take great pride in our company culture and consider it to be one of our competitive strengths. Our culture helps drive our business forward and is a part of everything we do; it allows us to attract and retain a talented group of employees, create an energetic work environment and continue to innovate in a highly competitive market.

     Our culture extends beyond our offices and into the local communities in which people use Yelp. Our full-time Community Managers’ responsibilities include supporting the sharing of experiences by consumers in the local market that they serve and increasing brand awareness. In addition, we organize events several times a year to recognize our most important contributors, fostering face-to-face interaction, building the Yelp brand and fostering the sense of true community in which we believe so strongly. Our culture is at the foundation of our success, and our core values remain a pivotal part of our everyday operations.

     As of December 31, 2013, we had 1,984 full-time employees globally. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be good.

The Yelp Foundation

     In November 2011, our board of directors approved the establishment of The Yelp Foundation, a non-profit organization designed to support consumers and businesses in the communities in which we operate. In the quarter ended December 31, 2011, our board of directors approved the contribution and issuance to The Yelp Foundation of 520,000 shares of our common stock, of which The Yelp Foundation has sold an aggregate of 75,000 shares, including 50,000 shares in our initial public offering. The Yelp Foundation currently holds 445,000 shares of Class B common stock, representing less than 1% of our outstanding capital stock. We did not make any contributions in 2013 and we do not expect to make future contributions to The Yelp Foundation.

Intellectual Property

     We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology and algorithms by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.

     In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations outside the United States. Our registration efforts have focused on gaining protection of our trademarks for Yelp and the Yelp burst logo, among others. These marks are material to our business as they enable others to easily identify us as the source of the services offered under these marks and are essential to our brand identity.

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

Government Regulation

     As a company conducting business on the Internet, we are subject to a number of foreign and domestic laws and regulations relating to consumer protection, information security, data protection and privacy, among other things. In the area of information security and data protection, for example, the laws in several states require companies to implement specific information security controls to protect certain types of information. Likewise, all but a few states have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States.Any failure on our part to comply with these laws may subject us to significant liabilities.

     Many of these laws and regulations are still evolving and could be interpreted in ways that could harm our business. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection that could affect us. For example, the European Commission is currently considering a data protection regulation imposing operational requirements on companies that receive personal data. The proposed requirements are different from those currently in place in the European Union, and the regulation may also include significant penalties for non-compliance.

Information About Segment and Geographic Revenue

     Information about segment and geographic revenue is set forth in Note 15 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Seasonality

     Our business is affected both by cyclicality in business activity and by seasonal fluctuations in Internet usage and advertising spending. We believe our rapid growth has masked the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate.

Corporate and Available Information

     We were incorporated in Delaware on September 3, 2004 under the name Yelp, Inc., and we changed our name in late September 2004 to Yelp! Inc. and in February 2012 to Yelp Inc. Our principal executive offices are located at 140 New Montgomery Street, San Francisco, California 94105, and our telephone number is (415) 908-3801. Our website address is www.yelp.com. Information contained on or accessible through our website is not incorporated into, and does not form a part of, this Annual Report.

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

Risks Related to Our Business and Industry

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

     We have a limited operating history in an evolving industry that may not develop as expected, if at all. This limited operating history makes it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry. These risks and difficulties include our ability to, among other things:

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

  effectively integrate businesses we may acquire, such as Qype and SeatMe;

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

     If the demand for information regarding local businesses does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed. We may not be able to address successfully these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to address these risks and difficulties adequately could harm our business and cause our operating results to suffer.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to achieve or maintain profitability, particularly given our significant ongoing sales and marketing expenses. Our recent growth rate will likely not be sustainable, and a failure to maintain an adequate growth rate will adversely affect our results of operations and business.

     Since our inception, we have incurred significant operating losses, and, as of December 31, 2013, we had an accumulated deficit of approximately $70.5 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $233.0 million in 2013, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. In addition, historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

  sales and marketing;

  domestic and international expansion efforts;

  product and feature development;

  our technology infrastructure;

  strategic opportunities, including commercial relationships and acquisitions; and

  general administration, including legal and accounting expenses related to being a public company.

     These investments may not result in increased revenue or growth in our business. Our costs may also increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may grow faster than our revenue and may be greater than we anticipate in a particular period or over time. If we are unable to maintain adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

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

     Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website from Internet searches during the three months and year ended December 31, 2013. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

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

     Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 43% of the businesses that have been reviewed on our platform and approximately 59% of our cumulative reviews through December 31, 2013. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

If our automated software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products, and our business could suffer.

     While we have designed our technology to avoid recommending content that we believe may be offensive, biased, unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be effective or adequate. In addition, some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. This may cause consumers and businesses to stop or reduce their use of our platform or our advertising solutions. If the performance of our automated recommendation software proves inadequate or ineffective, our reputation and brand may be harmed, users may stop using our products and our business and results of operations could be adversely affected.

Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain and expand our base of users and advertisers, as well as our ability to increase the frequency with which they use our solutions.

     We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Yelp” brand is critical to expanding our base of users and advertisers and increasing the frequency with which they use our solutions. Our ability to do so will depend largely on our ability to maintain consumer trust in our solutions and in the quality and integrity of the user content and other information found on our website and mobile app, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

     For example, if consumers do not perceive the user content on our platform to be authentic, they may lose trust in the integrity of the content and our brand may be harmed. This may occur if consumers believe that the reviews, photos and other content contributed by our Community Managers or other employees are influenced by our advertising relationships or are otherwise biased. Although we take steps to prevent this from occurring by, for example, displaying an “ambassador” badge on the account profile pages for each of our Community Managers identifying them as Yelp employees and explaining their role on our platform, the designation does not appear on the page for each review contributed by the Community Manager and we may not be successful in our efforts to maintain consumer trust. Similarly, certain media outlets have previously reported allegations that a significant percentage of the reviews on our platform are not genuine. Although we take steps to address the reviews that may not be reliable through our automated recommendation software, our consumer alerts program, coordination with law enforcement and sting operations targeting the buying and selling of reviews, we cannot ensure that each of the 36.4 million recommended reviews on our platform as of December 31, 2013 are authentic. If consumers do not believe our recommended reviews to be reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and increase the frequency with which they use our platform.

     Maintaining and enhancing our brand may require us to make substantial investments, and these investments may not be successful. For example, our trademarks are an important element of our brand. We have faced in the past, and may face in the future, oppositions from third parties to our applications to register key trademarks in foreign jurisdictions in which we expect to expand our presence. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. Whether or not our trademark registration applications are denied, third parties may claim that our trademarks infringe their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in those or other jurisdictions. Doing so could harm our brand or brand recognition and adversely affect our business, financial condition and results of operations. If we fail to maintain and enhance our brand successfully, or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

Negative publicity could adversely affect our reputation and brand.

     Negative publicity about our company, including our technology, sales practices, personnel, customer service or litigation or political activities, could diminish confidence in and the use of our products. Certain media outlets have previously reported allegations that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. These allegations, though untrue, could adversely affect our reputation and brand, require significant management time and attention, and subject us to inquiries or investigations. In order to demonstrate that our automated recommendation software applies in a nondiscriminatory manner to both advertisers and nonadvertisers, we have made all reviews that are not recommended accessible on our platform. We have also allowed businesses to comment publicly on negative reviews so that they can provide their response. Nevertheless, our reputation and brand, the traffic to our website and mobile app and our business may suffer if negative publicity about our company persists or if users otherwise perceive that content on our website and mobile app is manipulated or biased. In addition, our website and mobile app also serve as a platform for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation. Similarly, the actions of our partners may affect our brand if users do not have a positive experience completing transactions on the Yelp Platform.

If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.

     For the three months and full year ended December 31, 2013, substantially all of our revenue was generated by the sale of advertising products. We have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince existing and prospective advertisers alike that our advertising products offer a material benefit and can generate a competitive return relative to other alternatives. Many prospective advertisers, such as those in new markets, may not be familiar with our products or view them as unproven. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. If we do not deliver ads in an effective manner, or we do not provide accurate analytics and measurement solutions that demonstrate the value of our ads, advertisers may choose not to advertise with us.

     Our advertisers typically do not have long-term obligations to purchase our products, and their decisions to renew depend on a number of factors, including the degree of satisfaction with our products and their ability to continue their operations and spending levels. We rely heavily on advertising spend by small and medium-sized local businesses, which have historically experienced high failure rates and often have limited advertising budgets. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, declining advertising budgets, closures and bankruptcies.

     We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 43% of the businesses that have been reviewed on our platform and approximately 59% of our cumulative reviews through December 31, 2013, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. The ratings and reviews that businesses receive from our users may also affect advertising decisions by current and prospective advertisers. For instance, favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise, and unfavorable ratings and reviews, on the other, could discourage businesses from advertising to an audience they perceive as hostile or cause them to form a negative opinion of our products and user base, which could discourage them from doing business with us.

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

We plan to continue expanding our operations abroad where we have limited operating experience and may be subject to increased risks that could affect our financial results.

       We plan to continue the international expansion of our operations and our offerings in new languages. Our platform is now available in English and several other languages. However, we may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have either not faced before or increase our exposure to risks that we currently face, including risks associated with:

  recruiting and retaining qualified, multi-lingual employees, including sales personnel;

  integrating businesses we may acquire internationally, such as Qype;

  increased competition from local websites and guides, and potential preferences by local populations for local providers;

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

Mobile advertising is new and evolving. If our mobile advertising solutions are not compelling or do not operate effectively with mobile operating systems, growth in use of our mobile app and mobile website, particularly if it substitutes for use of our website on personal computers, may adversely affect our results of operations and business.

       The number of people who access information about local businesses through mobile devices, including smartphones and handheld tablets or computers, has increased dramatically in the past few years and is expected to continue to increase. Although we currently deliver advertising on our mobile app and mobile website, the mobile advertising market remains a new and evolving market. Given our limited experience in monetizing our mobile products and commitment to prioritizing the quality of user experience over short-term monetization, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage. In addition, if consumers use our mobile app and mobile website as substitutes for, rather than in addition to, use of our website on personal computers and our mobile solutions prove ineffective, our advertisers may stop or reduce their advertising with us. Similarly, we may be unable to attract new advertisers if our mobile advertising solutions are not compelling. If our advertising solutions are not effective or we fail to continue to innovate and introduce enhanced mobile solutions, if our solutions alienate our user base, or if our solutions are not widely adopted or are insufficiently profitable, our business may suffer.

       Additionally, we are dependent on the interoperability of our mobile products with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade their functionality could adversely affect mobile usage. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such products. If we experience difficulties in the future in integrating our mobile app into mobile devices or if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Google, with whose local products we compete, or Apple, our user growth and user engagement could be harmed. In addition, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore, or if we face increased costs to distribute our mobile app, our future growth and our results of operations could suffer. Further, in the event that it becomes more difficult for our users to access and use our mobile app, or if users choose to use mobile products that do not offer access to our mobile app, we may be unable to decrease our reliance on traffic from Google and other search engines.

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

       Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Google, Facebook, Yahoo! and Microsoft may be more successful than us in developing and marketing online advertising offerings directly to local businesses and many of our advertisers and potential advertisers may choose to purchase online advertising services from these competitors and may reduce their purchases of our products. In addition, many of our current and potential competitors have established marketing relationships with and access to larger client bases. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in areas where we operate, including by: integrating review platforms or features into products they control, such as search engines, web browsers or mobile device operating systems; changing their unpaid search result rankings to promote their products; refusing to enter into or renew licenses on which we depend; or limiting or denying our access to advertising measurement or delivery systems.

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

       This risk may be increased if the immunities afforded to websites that publish user-generated content are limited through new legislation or otherwise. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It may also be enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States.

Our business is subject to complex and evolving U.S. and foreign regulations and other legal obligations related to privacy, data protection and other matters. Our actual or perceived failure to comply with such regulations and obligations could harm our business.

       We are subject to a variety of laws in the United States and abroad that involve matters central to our business, including laws regarding privacy, data retention, distribution of user-generated content and consumer protection, among others. For example, because we receive, store and process personal information and other user data, including credit card information for certain users, we are subject to numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, such as the Children’s Online Privacy Protection Act, which regulates the way we collect and use information from children. We are also subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results.

       The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be inconsistent between countries. It is also possible that the interpretation and application of these obligations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies such as TRUSTe). It is difficult to predict how existing laws will be applied to our business, and if our business grows and evolves and our solutions are used in a greater number of countries, we will also become subject to laws and regulations in additional jurisdictions.

       Similarly, our business could be adversely affected if new legislation or regulations are adopted that are inconsistent with our current business practices and that require us to change these practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to the personal information of their users. The U.S. government, including the White House, the Federal Trade Commissions, or FTC, and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and the collection and use of data from mobile services. In addition, the European Union is in the process of promulgating a new general data protection regulation, which may result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Similarly, such changes could make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.

       We believe our policies and practices comply with applicable laws and regulations. However, if our belief proves incorrect, if these guidelines, laws or regulations or their interpretation change or new legislation or regulations are enacted, or if the third parties with whom we share user information fail to comply with such guidelines, laws, regulations or their contractual obligations to us, we may be forced to implement new measures to reduce our legal exposure. This may require us to expend substantial resources, delay development of new products or discontinue certain products or features, which would negatively affect our business. For example, if we fail to comply with our privacy-related obligations to users or third parties, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes. We may also face governmental enforcement actions, litigation or negative publicity, which could cause our users and advertisers to lose trust in us and have an adverse effect on our business. The FTC in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of social media companies. Similar investigations, decrees or actions may adversely impact us directly.

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

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions.

       Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. For example, in October 2012, we acquired Qype to accelerate our international expansion and, in July 2013, we acquired SeatMe to obtain an online reservation solution. We have limited experience as a company in the complex process of acquiring other businesses and technologies. The pursuit of potential future acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Acquisitions that are consummated could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations or our ability to achieve profitability. The incurrence of debt in particular could result in increased fixed obligations or include covenants or other restrictions that would impede our ability to manage our operations.

       In order to realize any gains from any acquisition, we must successfully complete the integration of the acquired business, its operations, services and personnel with our organization. In order to realize the expected benefits and synergies of our acquisitions, we must meet a number of significant challenges, including:

  integrating operations, strategies, sites and technologies, and personnel of the acquired company;

  managing the combined business effectively;

  retaining and assimilating the key personnel of the acquired company;

  retaining existing customers and strategic partners and minimizing disruption to existing relationships as a result of any integration of new personnel;

  difficulties in the assimilation of employees and corporate cultures;

  implementing and retaining uniform standards, controls, procedures, policies and information systems;

  addressing risks related to the business of acquired company that may continue to impact the businesses following the acquisition; and

  potential unknown liabilities associated with an acquired company.

       Any inability to integrate services, sites and technologies, operations or personnel in an efficient and timely manner could harm our results of operations. Transition activities are complex and require significant time and resources, and we may not manage the process successfully. In addition, we may be required to spend additional time or funds on integration that otherwise would be spent on the development and expansion of the combined business. Even if we are able to integrate the operations of any acquired company successfully, these integrations may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the integration of each business, and these benefits may not be achieved within a reasonable period of time.

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

Our business is dependent on the uninterrupted and proper operation of our technology and network infrastructure. Any significant disruption in our service could damage our reputation, result a potential loss of users and engagement and adversely affect our results of operations.

       It is important to our success that users in all geographies be able to access our platform at all times. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems. Such performance problems may be due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints due to an overwhelming number of users accessing our platform simultaneously. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If our platform is unavailable when users attempt to access it or it does not load as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users and advertisers and increase the frequency with which they use our website and mobile app.

       It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times, as our solutions become more complex and our user traffic increases. We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

       Our systems and operations are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks and similar events. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our local business advertisers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the San Francisco Bay Area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Our disaster recovery program contemplates transitioning our platform and data to a backup center in the event of a catastrophe. Although this program is functional, if our primary data center shuts down, there will be a period of time that our services will remain shut down while the transition to the back-up data center takes place. During this time, our platform may be unavailable in whole or in part to our users.

We are, and may in the future be, subject to disputes and assertions by third parties that we violate their rights. These disputes may be costly to defend and could harm our business and operating results.

       We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights and the rights of current and former employees, users and business owners. For example, certain of our users have sued us claiming that they were in fact Yelp employees and should have received minimum wage for their time spent writing reviews. Other users have brought suit alleging that we violated their privacy rights when our mobile app accessed certain data on their mobile devices. Various businesses have also sued us alleging that we manipulate Yelp reviews in order to coerce them and other businesses to pay for Yelp advertising.

       Companies in the Internet, technology and media industries own large numbers of patent and other intellectual property rights, and frequently enter into litigation based on allegations of infringement or other violations of such rights. In addition, various “non-practicing entities” that own patents and other intellectual property rights often aggressively attempt to assert their rights in order to extract value from technology companies. From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. We do not own any patents, and, therefore, may be unable to deter competitors or others from pursuing patent or other intellectual property infringement claims against us. We presently are involved in numerous patent lawsuits, all of which involve plaintiffs targeting multiple defendants in the same or similar suits.

       Other claims against us can be expected to be made in the future, and as we face increasing competition and gain an increasingly high profile, we expect the number of claims against us to accelerate. The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, both in terms of time, money and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results of operations and reputation.

Some of our products contain open source software, which may pose particular risks to our proprietary software and solutions.

       We use open source software in our products and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.

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

  our ability to accurately forecast revenue and adjusted EBITDA, as well as appropriately estimate and plan our expenses;

  the effects of changes in search engine placement and prominence;

  the effects of increased competition in our business;

  our ability to successfully expand in existing markets, enter new markets and manage our international expansion;

  our ability to maintain and increase traffic to our website and mobile app;

  our ability to manage and integrate successfully any acquisitions of businesses, solutions or technologies, such as Qype and SeatMe;

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

       We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, software engineers, marketing professionals and advertising sales staff. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them. As we mature, the incentives to attract, retain and motivate employees provided by our equity awards, for example, may not be as effective as in the past, and if we issue significant equity to attract additional employees, the ownership of our existing stockholders may be further diluted and our expenses may significantly increase.

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

       Our platform involves the storage and transmission of user and business information, some of which may be private, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Like all online services, our platform is vulnerable to computer viruses, break-ins, phishing attacks, attempts to overload our servers with denial-of-service or other attacks and similar disruptions from unauthorized use of our computer systems, any of which could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and more remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. User and business owner accounts and profile pages could also be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. For example, we enable businesses to create free online business accounts and claim the business profile pages for each of their business locations. We verify these claims through an automated telephone verification process, which is designed to confirm that the person setting up the account is affiliated with the business by confirming that the person has access to the business’s telephone. Our verification system could fail to confirm that the recipient of the call is an authorized representative of the business, or mistakenly allow an unauthorized representative to claim the business’s profile page.

       Any or all of these issues could negatively impact our ability to attract new users or could deter current users from returning or reduce the frequency with which consumers and advertisers use our solutions, cause existing or potential advertisers to cancel their contracts or subject us to third-party lawsuits or other action or liability, thereby harming our results of operations. Government authorities could also initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. For example, we work with third party vendors to process credit card payments by certain of our users and local businesses and are subject to payment card association operating rules. If our security measures fail to protect this information adequately as a result of employee error, malfeasance or otherwise, or we fail to comply with the applicable operating rules, we could be liable to our users and local businesses for their losses, as well as the vendors under our agreements with them; be subject to fines and higher transaction fees; face regulatory action; and our users, local businesses and vendors could end their relationships with us, any of which could harm our business and financial results.

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

       Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, there is uncertainty in relation to the U.S. tax legislation not only in terms of the future corporate tax rate, but also the U.S. tax consequences of income derived from income related to intellectual property earned overseas in low tax jurisdictions.

       Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits which we intend to eventually derive could be undermined if we are unable to adapt the manner in which we operate our business and due to changing tax laws.

Changes in tax laws or tax rulings could materially affect our financial position and results of operations.

       The current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could affect the tax treatment of our foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws, that if enacted could increase our tax obligations in many countries where we do business. Due to the expanding scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

       Under accounting principles generally accepted in the United States of America, or GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered include a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We recorded a significant amount of goodwill related to our acquisition of Qype in the fourth quarter of 2012 and our acquisition of SeatMe in the third quarter of 2013. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill and intangible assets. Any such material charges may have a material negative impact on our financial and operating results.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founders, directors, executive officers and employees and their affiliates, and limiting your ability to influence corporate matters.

       Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 66% of the voting power of our outstanding capital stock as of December 31, 2013. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even though their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

Our share price has been and will likely continue to be volatile.

       The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During fiscal year 2013, our Class A common stock’s daily closing price has ranged from $19.70 to $74.89. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, factors that may cause volatility in our share price include:

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

       Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers and employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2013, we had 59,163,134 shares of Class A common stock and 11,711,359 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

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

Item 1B. Unresolved Staff Comments.

       None.

Item 2. Properties.

       Our principal executive offices in North America are currently located at 140 New Montgomery Street, San Francisco, California, where we lease office space pursuant to a lease agreement that expires in 2021. We also lease office space in Scottsdale, Arizona and New York, New York, and currently our international offices are located in Dublin, Ireland, London, England, and Hamburg, Germany. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be readily available on commercially reasonable terms.

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

       Qype, our indirect wholly-owned subsidiary, is party to a lawsuit regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG, or Deutsche Telekom, between 2005 and 2008 at a rate set by the German Federal Network Agency, or FNA. Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008. In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. Following a hearing in April 2013, the Higher Regional Court denied Deutsche Telekom’s appeal, and Deutsche Telekom did not challenge this decision. In August 2013, Deutsche Telekom filed a claim against Qype in the Regional Court of Cologne seeking approximately €441,900 in additional data service fees, plus interest, for data delivered in 2009, which it subsequently withdrew in November 2013.

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

	2013		2012
	High	Low	High	Low
First Quarter(1)	$25.46	$19.13	$31.96	$19.36
Second Quarter	$36.14	$22.48	$28.40	$14.10
Third Quarter	$71.50	$33.93	$28.93	$17.50
Fourth Quarter	$75.37	$56.65	$29.48	$16.32

       (1) The period reported for the first quarter of 2012 is from March 2, 2012 through March 31, 2012.

       On February 24, 2014, the last reported sale price of our Class A common stock was $94.67.

Stockholders

      As of the close of business on February 24, 2014, there were 67 stockholders of record of our Class A common stock and 30 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

       We have presented below the cumulative total return to our stockholders during the period from March 2, 2012 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2013 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Index	3/2/2012	3/31/2012	6/30/2012	9/30/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Yelp Inc.	100	179.27	151.53	180.33	125.67	158.07	231.80	441.20	459.67
NYSE Composite Index	100	101.18	96.52	102.91	105.63	112.28	112.35	118.62	128.22
NYSE Arca Tech 100
Index	100	104.53	97.23	103.22	103.53	114.19	115.53	125.95	138.98

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

       Our use of proceeds to date has been as described in our final prospectus, or the Prospectus, filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 2, 2012, and has included the approximately $24.3 million cash portion of the purchase price of Qype and approximately $2.2 million for the cash portion of the purchase price of SeatMe. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus. We have invested the funds received that have not yet been utilized in registered money market funds.

Issuer Purchases of Equity Securities

       The table below provides information with respect to repurchases of shares of our Class B common stock. [No shares of our Class A common stock were repurchased during this period.

			Total	Maximum
			Number of	Number of
			Shares	Shares that
			Purchased as	May Yet
			Part of	Be
	Total	Weighted	Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
October 1 – October 31, 2013	—	—	—	—
November 1 – November 30, 2013(1)	4,994	$62.38	—	—
December 1 – December 31, 2013(2)	205	$68.30	—	—
Total	5,199	$62.61

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan, as amended.
(2)	Represents shares released from escrow to the Company in connection with a post-closing adjustments to the purchase price of SeatMe based on its net working capital as of the acquisition date.

Item 6. Selected Consolidated Financial and Other Data.

       The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the financial information set forth in those statements. The consolidated statements of operations data for the years ended December 31, 2010 and 2009, as well as the consolidated balance sheet data as of December 31, 2011, 2010 and 2009, are derived from audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results to be expected in any period in the future.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$232,988	$137,567	$83,285	$47,731	$25,808
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization
shown separately below)	16,561	9,928	5,931	3,137	1,121
Sales and marketing	131,970	85,915	54,539	33,919	17,979
Product development	38,243	20,473	11,586	6,560	3,243
General and administrative	42,907	31,531	17,234	11,287	4,597
Depreciation and amortization	11,455	7,223	4,238	2,334	1,201
Restructuring and integration	675	1,262	—	—	—
Contribution to The Yelp Foundation	—	—	5,928	—	—
Total costs and expenses	241,811	156,332	99,456	57,237	28,141
Loss from operations	(8,823)	(18,765)	(16,171)	(9,506)	(2,333)
Other income (expense), net	(407)	(226)	(395)	15	33
Loss before income taxes	(9,230)	(18,991)	(16,566)	(9,491)	(2,300)
Provision for income taxes	(838)	(122)	(102)	(75)	(8)
Net loss	(10,068)	(19,113)	(16,668)	(9,566)	(2,308)
Accretion of redeemable convertible preferred stock	—	(32)	(189)	(175)	(32)
Net loss attributable to common stockholders (Class A and B)	$(10,068)	$(19,145)	$(16,857)	$(9,741)	$(2,340)
Net loss per share attributable to common stockholders (Class A and B):
Basic	$(0.15)	$(0.35)	$(1.10)	$(0.71)	$(0.19)
Diluted	$(0.15)	$(0.35)	$(1.10)	$(0.71)	$(0.19)
Weighted-average shares used to compute net loss per share
attributable to common stockholders (Class A and B):
Basic	65,665	54,149	15,291	13,774	12,344
Diluted	65,665	54,149	15,291	13,774	12,344
Other Financial and Operational Data:
Reviews(1)	52,757	35,959	24,817	15,115	8,834
Unique Visitors(2)	120,005	86,308	65,796	39,356	26,077
Claimed Local Business Locations(3)	1,488	994	606	307	120
Active Local Business Accounts(4)	67	40	24	11	7
Adjusted EBITDA(5)	$29,429	$4,598	$(1,128)	$(5,741)	$(575)

(1)	Represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were not recommended or that had been removed from our platform. We define a review as each individually written assessment submitted by a user who has registered by creating a public profile on our platform. For more information, including information regarding reviews that are not recommended and removed reviews, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics— Reviews.”

(2)	Represents the average number of monthly unique visitors for the last three months of the period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of the three-month period to calculate average monthly unique visitors. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Unique Visitors.”

(3)	Represents the cumulative number of business locations that have been claimed on Yelp worldwide since 2008, as of the period end. We define a claimed local business location as each business address for which a business representative visits our website and claims the free business listing page for the business located at that address. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Claimed Local Business Locations.”

(4)	Represents the number of active local business accounts from which we recognized revenue during the last three months of the period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Active Local Business Accounts.”

(5)	We define adjusted EBITDA as net income (loss), adjusted to exclude: provision (benefit) for income taxes, other income (expense), net, interest income, depreciation and amortization, stock-based compensation, restructuring and integration costs, and contribution to The Yelp Foundation. See “—Non-GAAP Financial Measures—Adjusted EBITDA” for more information and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

       Stock-based compensation included in the statements of operations data above was as follows:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$421	$122	$50	$26	$—
Sales and marketing	10,131	4,917	1,607	662	221
Product development	6,270	1,705	721	260	179
General and administrative	9,300	8,134	2,499	483	157
Restructuring and integration	555	—	—	—	—
Total stock-based compensation	$26,677	$14,878	$4,877	$1,431	$557

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$389,764	$95,124	$21,736	$27,074	$15,074
Property, equipment and software, net	30,666	14,799	9,881	5,256	2,184
Working capital	391,844	91,218	18,996	28,741	15,092
Total assets	515,977	187,696	43,821	41,015	20,817
Redeemable convertible preferred stock	—	—	55,435	55,246	30,877
Total stockholders’ equity (deficit)	486,483	165,662	(24,347)	(20,889)	(13,169)

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

     Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The following table presents a reconciliation of adjusted EBITDA to net loss for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(10,068)	$(19,113)	$(16,668)	$(9,566)	$(2,308)
Provision for income taxes	838	122	102	75	8
Other income (expense), net	407	226	395	(15)	(33)
Depreciation and amortization	11,455	7,223	4,238	2,334	1,201
Stock-based compensation	26,122	14,878	4,877	1,431	557
Restructuring and integration(1)	675	1,262	—	—	—
Contribution to The Yelp Foundation	—	—	5,928	—	—
Adjusted EBITDA	$29,429	$4,598	$(1,128)	$(5,741)	$(575)

(1)	Restructuring and integration includes $0.6 million in stock-based compensation expense for the year ended December 31, 2013.

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

Overview

     Yelp connects people with great local businesses. Our users have contributed a total of approximately 52.8 million cumulative reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 120.0 million unique visitors used our website according to Google Analytics, and our mobile application was used on approximately 10.6 million unique mobile devices on a monthly average basis during the quarter ended December 31, 2013. Businesses of all sizes use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the communities of contributors who write reviews, the consumers who read them and the local businesses that they describe.

     We provide businesses of all sizes with both free and paid services to connect with our large audience of consumers. Our free services include a business owner’s account that allows local merchants to update business listing information and respond to reviews in real time. We generate revenue from our paid services to businesses, which include enhanced business listings, search advertising solutions, Yelp Deals and Gift Certificates, as well as the sale of brand advertising. Many of our active local business accounts pay us on a monthly basis, primarily by credit card.

     Our Growth Strategy. Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth. Accordingly, we have determined to forgo the achievement of near-term profitability in return for long-term growth as we invest in our key growth strategies: growing our existing markets, expanding into new geographic markets, expanding our platform and enhancing monetization.

     We expect to invest in features aimed at both attracting more, and increasing the usage of, users and businesses as we look to leverage our brand and benefit from accelerating network effect dynamics in our existing markets. We believe that by expanding the number of reviews on our platform, we will attract new consumers and increase the number of visits and searches per user. To this end, in October 2012, we acquired Qype, a Germany-based reviews website, to accelerate the expansion of our international footprint in Europe. We completed the migration of Qype content to our platform in the fourth quarter of 2013, substantially increasing our combined presence in European markets. We will continue to focus on user engagement by exploring new ways to enable contributors to share content and to ensure the authenticity of our content. We will also continue expanding our platform and business owner tools to encourage businesses to advertise on our platform.

     We also plan to continue investing in additional domestic and international markets; as we do so, we believe that we will follow a similar pattern of investment preceding revenue growth. As of December 31, 2013, we are active in 61 Yelp markets in the United States and 56 Yelp markets internationally. This footprint represents a small portion of the potential domestic and international markets that we are currently targeting for expansion. While many of the potential new domestic markets are smaller than our current markets, we are targeting a mix of both large and small markets internationally. The table below summarizes the expansion of our business since 2008:

	2008	2009	2010	2011	2012	2013
Cumulative Yelp Markets(1)	20	27	49	71	97	117
New Yelp Markets(1)	6	7	22	22	26	20
Yelp Markets(1)	Philadelphia	Sacramento	Raleigh-Durham	Milwaukee	Richmond	Charleston
(United States)	Denver	Honolulu	Kansas City	Pittsburgh	Oklahoma City	Baton Rouge
	Minneapolis	St. Louis	Las Vegas	Tampa Bay	Hampton Roads	Tulsa
	Dallas	Orlando	San Antonio	Louisville	Birmingham	Reno
	Miami		Columbus	Baltimore	Madison	Omaha
	Detroit		Indianapolis	Memphis	Albuquerque	Portland(M)
			Charlotte	Hartford	Jacksonville	Rochester
			Cincinnati	Buffalo		Des Moines
Tucson
Nashville
New Orleans
Cleveland
Salt Lake City
Providence
Yelp Markets(1)		London	Dublin	Amsterdam	Antwerp	Istanbul
(International)		Toronto	Leeds	Halifax	Brussels	Krakow
		Vancouver	Paris	Edinburgh	Brisbane	Auckland
			Berlin	Vienna	Florence	Rotterdam
			Glasgow	Hamburg	Lille	Toulouse
			Manchester	Lyon	Perth	Naples
			Calgary	Madrid	Seville	Bordeaux
			Edmonton	Munich	Sydney	São Paulo
				Marseille	Adelaide	Prague
				Montreal	Copenhagen	Rio de Janeiro
				Rome	Oslo	Frankfurt
				Barcelona	Ottawa	Düsseldorf
				Milan	Stockholm
				Melbourne	Valencia
Helsinki
Birmingham
Singapore
Zurich
Metrics (in thousands):
Reviews(2)	4,689	8,834	15,115	24,817	35,959	52,757
Unique Visitors(3)	15,736	26,077	39,356	65,796	86,308	120,005
Claimed Business Locations(4)	25	120	307	606	994	1,488
Active Local Business Accounts(5)	4	7	11	24	40	67

(1)	A Yelp Market is defined as a city or region where we have hired a Community Manager. Cumulative Yelp Markets represents the cumulative number of Yelp Markets as of the end of each of the years in the period from 2008 through 2013.

(2)	Represents the cumulative number of reviews submitted to Yelp since inception, as of the end of each of the years in the period from 2008 through 2013, including reviews that were not recommended or that had been removed from our platform. We define a review as each individually written assessment submitted by a user who has registered by creating a public profile on our platform. For more information, including information regarding not recommended and removed reviews, see “—Key Metrics—Reviews.”

(3)	Represents the average number of monthly unique visitors for the last quarter of each of the years in the period from 2008 through 2013. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month according to Google Analytics, and we average the number of monthly unique visitors in each month of the three-month period to calculate average monthly unique visitors. For more information, see “—Key Metrics—Unique Visitors.”

(4)	Represents the cumulative number of business locations that have been claimed on Yelp worldwide since 2008, as of the end of each of the years in the period from 2008 through 2013. For more information, see “—Key Metrics—Claimed Local Business Locations.”

(5)	Represents the number of active local business accounts from which we recognized revenue during the last quarter of each of the years in the period from 2008 through 2013. For more information, see “—Key Metrics—Active Local Business Accounts.”

     We also expect to invest in product development to expand our platform by innovating and introducing new products to our website and mobile applications. We introduced our first mobile app in 2008, and, during the quarter ended December 31, 2013, our mobile app was used on approximately 10.6 million unique mobile devices on a monthly average basis. We currently deliver advertising on both our mobile website and mobile app, and plan to continue to innovate and introduce enhanced mobile solutions as mobile usage increases. In the third quarter of 2013, we acquired SeatMe, a web- and app-based reservation solution for restaurant and nightlife establishments that we believe will both enhance user experience and complement our existing partnership arrangements. We also introduced restaurant hygiene scores on Yelp business pages in certain markets and updated our “Nearby” feature to provide personalized suggestions.

     While our core local advertising business in the United States has a significant and growing base of revenue, we have invested, and will continue to invest, in several initiatives to enhance our monetization opportunities. One such initiative is aggressively growing our sales force, which has been selling our advertising products internationally since the third quarter of 2012. Although our revenue from international markets only represented 4.6% of our consolidated revenue in the year ended December 31, 2013, we have sales operations in London and Hamburg, and plan to continue to grow our international sales force to reach more businesses internationally. To date, almost all of our revenue, and a majority of our expenses, have been denominated in U.S. dollars. As we expand internationally, however, we expect to generate an increasing percentage of revenue, and incur an increasing percentage of our expenses, in foreign currencies.

     2013 Results of Operations. In the year ended December 31, 2013, our net revenue was $233.0 million, which represented an increase of 69% from the year ended December 31, 2012, and we generated a net loss of $10.1 million and adjusted EBITDA of $29.4 million. In the year ended December 31, 2012, our net revenue was $137.6 million, which represented an increase of 65% from the year ended December 31, 2011, and we generated a net loss of $19.1 million and an adjusted EBITDA loss of $4.6 million.

     Outlook. Our overall strategy is to invest for long-term growth. Accordingly, we do not expect to be profitable in the near term as we anticipate that our operating expenses will increase significantly in the foreseeable future. As outlined above, we have made significant investments in our business and expect to continue investing in marketing and product development to improve both the consumer and local business experience on our online and mobile platforms. In addition, we expect to continue to grow our sales organization both domestically and abroad.

     We also expect to invest between $10 million and $14 million in capital expenditures in 2014 as we continue to grow our business, the majority of which we expect to use to increase our office space, upgrade our technology and infrastructure to improve the ability of our platform to handle the projected increase in usage, and enable the release of new features and solutions.

Factors Affecting Our Performance

     Ability to Attract and Retain Local Businesses. Our revenue growth is driven by our ability to acquire and retain local business advertisers that purchase our advertising solutions. Our largest sales and marketing expenses consist of the costs associated with acquiring local business advertisers. We spent a majority of our $132.0 million sales and marketing expense for 2013 on initiatives relating to local business advertiser acquisition and expect to continue to expend significant amounts to attract additional local business advertisers. Failure to effectively attract and retain paying local business advertisers would adversely affect our revenue and operating results.

     Market Development. Our long-term growth depends on our ability to successfully develop new and existing domestic and international markets. We expanded into 20 new markets during 2013, increasing our total market reach to 117 domestic and international markets. It can take years for our platform to achieve a critical mass of consumers and reviews to drive meaningful traction of our advertising solutions and begin to generate revenue in a particular market. As a result, we may continue to generate losses in new markets for an extended period, and different markets can be expected to grow at different rates and generate varying levels of revenue. As with most businesses, we expect our revenue growth to slow as our business matures over time. Local advertising revenue for our oldest cohort of U.S. markets, which launched in 2005-2006, grew at a 53% year-over-year rate for the year ended December 31, 2013, compared to the year ended December 31, 2012. This rate is lower than the growth rate of local advertising revenue for the 2007-2008 cohort, which grew at 73% in the same period, and the 2009-2010 cohort, which grew at 102% in the same period. We believe this is indicative of continued revenue growth, but slowing revenue growth for more mature markets.

     We opened a sales office in London in the third quarter of 2012 and expanded our European sales operations through our acquisition of Qype and its established European sales force in the fourth quarter of 2012. We plan to continue to grow our international sales force to reach more businesses internationally, including through a new sales office in Dublin, Ireland, which we expect to open in 2014.

     Increasing Mobile Usage. Although we currently deliver advertising on our mobile app and mobile website, we have limited experience with mobile advertising and have prioritized the quality of user experience with our mobile products over short-term monetization. The increasing use of our platform on mobile devices may also affect our performance, particularly if mobile use substitutes for use of our website on personal computers. While we believe use of our mobile app and mobile website are complementary to the use of our website, if mobile device usage is substituting for, rather than incremental to, usage of our website on personal computers and our mobile advertising solutions prove ineffective, this trend could adversely impact our business.

     Investment in Growth. We have invested aggressively in the growth of our platform and intend to continue to invest to support this growth as we expand our platform, grow our contributor and local business base, hire additional employees and further develop our technology. We also plan to invest in product development as we continue to innovate and introduce new products for our website and mobile app, explore new platforms and distribution channels and grow and develop advertising and e-commerce products and partner arrangements that provide incremental value to our advertisers and business partners to encourage them to increase their advertising budgets allocated towards our platform. We expect that these investments will increase our operating expenses, and that any increase in revenue resulting from product innovations will likely trail the increase in expenses.

     User Engagement. Changes in user engagement, as reflected in consumer traffic and the quality and quantity of contributed content, will also affect our revenue and financial performance. As more people use our platform, more of them write reviews, add photos, tips and other content. Each review, photo or tip that a user contributes helps expand the breadth and depth of the content on our platform, drawing in more consumers and more prospective contributors. This virtuous cycle, which increases consumer traffic and content, improves our value proposition to local businesses as they seek low-cost, easy-to-use and effective advertising solutions to target a large number of intent-driven consumers. Accordingly, increased user engagement will enhance the usefulness of our platform for users and local businesses alike, benefiting our business in the long term. If user engagement decreases and traffic to our website and on our mobile app decline as a result, our advertisers may stop or reduce the amount of advertising on our platform and our business could be harmed.

     Acquisitions. As part of our business strategy, we may determine to expand our product offerings and grow our business through the acquisition of complementary businesses or technologies. For example, in October 2012, we acquired Qype to accelerate our international expansion and, in July 2013, we acquired SeatMe to obtain an online reservation solution. Our acquisitions will affect our future financial results due to factors such as the amortization of acquired intangible assets and may also result in potential charges such as restructuring costs or impairment expense.

     Impact of Economic Conditions on Local Businesses. We generate a significant portion of our revenue from local businesses advertising on Yelp. Many local businesses have limited financial resources, making them more vulnerable to weak economic conditions. A worsening economic outlook would likely cause businesses to decrease investments in advertising, which would adversely affect our revenue.

How We Generate Revenue

     We generate revenue from local advertising, brand advertising and other services, which includes Yelp Deals, Gift Certificates and partner arrangements. The following table provides a breakdown of our net revenue for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net revenue by product:
Local advertising	$192,983	$109,159	$58,473
Brand advertising	27,960	20,579	17,686
Other services	12,045	7,829	7,126
Total	$232,988	$137,567	$83,285

Percentage of total net revenue by product:
Local advertising	83%	79%	70%
Brand advertising	12	15	21
Other services	5	6	9
Total	100%	100%	100%

     Local Advertising. We generate revenue from local advertising programs, including enhanced profile pages and performance and impression-based advertising in search results and elsewhere on our website and our mobile app.

     Brand Advertising. We generate revenue from brand advertising through the sale of advertising solutions for national brands that want to improve their local presence in the form of display advertisements and brand sponsorships. Our national advertisers include leading brands in the automobile, financial services, logistics, consumer goods and health and fitness industries.

     Other Services. We generate other revenue through partner arrangements, the sale of Yelp Deals and Gift Certificates, and monetization of remnant advertising inventory through third-party ad networks. Our revenue-sharing partner arrangements provide consumers with the ability to complete food delivery transactions through Eat24 and delivery.com and make online reservations through our SeatMe feature and OpenTable directly on Yelp. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of the deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to customers through their business profile page. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate.

Key Metrics

     We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

     Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that are not recommended or that have been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include reviews that are not recommended and that have been removed because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our automated recommendation software continually reassesses which reviews to recommend based on new information, the “recommended” or “not recommended” status of reviews may change over time. Reviews that are not recommended or that have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the reviews that are not recommended for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of December 31, 2013, approximately 49.1 million reviews were available on business profile pages, including approximately 12.6 million reviews that were not recommended, after accounting for 3.7 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

	As of December 31,
	2013	2012	2011
	(in thousands)
Reviews	52,757	35,959	24,817

     From December 31, 2012 to December 31, 2013, the cumulative number of reviews (including reviews not recommended and removed) contributed to Yelp increased by 47% from approximately 36.0 million to 52.8 million, and from December 31, 2011 to December 31, 2012, the cumulative number of reviews (including reviews not recommended and removed) contributed to Yelp increased by 45% from approximately 24.8 million to 36.0 million. This increase in reviews is a key driver of our platform’s value proposition to consumers seeking information on local business and to local businesses seeking to engage consumers. Growth in reviews also provides us with the benefit of a network effect that attracts more consumers, contributors and local businesses. As we expand internationally, growth in reviews will depend, in part, on our ability to include additional languages on our website and mobile app.

     Unique Visitors. Unique visitors represent the average number of monthly unique visitors over a given three-month period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of a given three-month period to calculate average monthly unique visitors. We track unique visitors based on the number of visitors with unique cookies who have visited our website using either a computer or mobile browser, as measured by Google Analytics, a product that provides digital marketing intelligence. Unique visitors do not include visitors who access our platform solely through our mobile app. Because the number of unique visitors is based on visitors with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor.

	Three months ended December 31,
	2013	2012	2011
	(in thousands)
Unique Visitors	120,005	86,308	65,796

     From the quarter ended December 31, 2012 to the same period of 2013, average monthly unique visitors increased by 39% from approximately 86.3 million to 120.0 million, and from the quarter ended December 31, 2011 to the same period of 2012, average monthly unique visitors increased by 31% from approximately 65.8 million to 86.3 million, reflecting an increase in brand awareness and our domestic and international expansion. Of our unique visitors in the quarter ended December 31, 2013, 65%, or approximately 77.7 million, visited our desktop website and 35%, or approximately 42.3 million, visited our mobile website. Of the unique visitors in the quarter ended December 31, 2012, 72%, or approximately 62.3 million, visited our desktop website and 28%, or approximately 24.0 million, visited our mobile website. We view unique visitors, along with mobile unique visitors (as discussed below), as a key indicator of our brand awareness among consumers and whether we are providing consumers with useful products and features, thereby increasing their usage of our platform. We believe that a higher level of usage may contribute to an increase in sales of our advertising solutions, as businesses will have access to a larger potential customer base.

     Mobile Unique Visitors. Since unique visitors do not include visitors who access our platform solely through our mobile app, we also separately calculate mobile unique visitors to gauge mobile usage. We define mobile unique visitors for a given three month period to be the sum of (i) average number of monthly unique visitors who have visited our mobile website during that period (measured as described above) and (ii) unique mobile devices using our mobile app on a monthly average basis over that period. Under this method of calculation, an individual who accesses both our mobile website and our mobile app, or accesses either our mobile website or mobile app from multiple mobile devices, will be counted as multiple mobile unique visitors. Multiple individuals who access either our mobile website or mobile app from a shared device will be counted as a single mobile unique visitor.

     For the quarter ended December 31, 2013, approximately 42.3 million unique visitors visited our mobile website and our mobile app was used on approximately 10.6 million unique mobile devices, each on a monthly average basis. Accordingly, we had approximately 52.9 million mobile unique visitors on a monthly average basis in the quarter ended December 31, 2013. We view mobile unique visitors as a key indicator of the usage of our mobile solutions, which we expect to be important as users increasingly rely on their mobile devices.

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

	As of December 31,
	2013	2012	2011
	(in thousands)
Claimed Local Business Locations	1,488	994	606

     From December 31, 2012 to December 31, 2013, the number of claimed local business locations increased by 50% from approximately 994,000 to 1,488,000, and from December 31, 2011 to December 31, 2012, the number of claimed local business locations increased by 64% from approximately 606,000 to 994,000. We view the number of claimed local business locations as an indicator of increased brand awareness among local businesses and an opportunity to introduce those local businesses to our advertising solutions.

     Active Local Business Accounts. The number of active local business accounts represents the number of local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

	Three months ended December 31,
	2013	2012	2011
	(in thousands)
Active Local Business Accounts	67	40	24

     From the quarter ended December 31, 2012 to the quarter ended December 31, 2013, the number of active local business accounts increased by 69% from approximately 39,800 to 67,200, and from the quarter ended December 31, 2011 to the quarter ended December 31, 2012, the number of active local business accounts increased by 68% from approximately 23,700 to 39,800. Of the approximately 67,200 total active local business accounts for the quarter ended December 31, 2013, approximately 46,900, or approximately 70%, were existing advertisers from which we recognized local advertising revenue in the immediately preceding 12-month period, and approximately 20,300, or approximately 30%, were advertisers from which we did not recognize any local advertising revenue in that immediately preceding 12-month period. We view the number of active local business accounts as an indicator of the health of our business, our brand awareness and the benefit that a business ascribes to the consumers coming to our website or using our mobile app, as well as our ability to grow our market share. It also provides us with a measure of how productive our sales force is in engaging new active local business accounts.

     Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes, other income (expense), net, interest income, depreciation and amortization, stock-based compensation, restructuring and integration costs and our contribution to The Yelp Foundation. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as our management and board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. For more information about adjusted EBITDA and a reconciliation of adjusted EBITDA to net income (loss), see “Selected Consolidated Financial and Other Data—Non-GAAP Financial Measures—Adjusted EBITDA.”

Cost of Revenue and Expenses

     Cost of Revenue. Our cost of revenue consists primarily of credit card processing fees, web hosting, Internet services costs and salaries, benefits and stock-based compensation for our infrastructure teams related to operating our website, as well as creative design for brand advertising, video production expenses and allocated facilities costs.

     Sales and Marketing. Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. We spend almost no sales and marketing expenses to acquire traffic to our website or mobile app. Our Community Managers are responsible for growing and fostering local communities, and coordinating events to raise awareness of our brand. We expect our community management costs to increase as we continue to expand to new markets and within existing markets. We expect our sales and marketing expenses to increase both domestically and internationally as we expand our domestic and international footprint, increase the number of active local business accounts and continue to build our brand. The substantial majority of these expenses will be related to hiring Community Managers and sales employees. We expect sales and marketing expenses to increase and to be our largest expense for the foreseeable future.

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

     Contribution to The Yelp Foundation. In November 2011, our board of directors approved the establishment of The Yelp Foundation, a non-profit organization designed to support consumers and businesses in the communities in which we operate. Contributions made to The Yelp Foundation consist of the issuance and contribution of 520,000 shares of our common stock in the form of a charitable contribution to The Yelp Foundation during 2011. The Yelp Foundation has sold an aggregate of 75,000 shares, including 50,000 in our initial public offering, or IPO. The Yelp Foundation currently holds 445,000 shares of Class B common stock, representing less than 1% of our outstanding capital stock. We did not make any contributions in 2013 and we do not expect to make future contributions to The Yelp Foundation.

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

     Other Income (Expense), Net. Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents, gains and losses on the disposal of assets, and foreign exchange gains and losses.

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

	Year Ended December 31,
	2013	2012	2011
	(as a percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product
Local advertising	83%	79%	70%
Brand advertising	12	15	21
Other services	5	6	9
Total net revenue	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation
and amortization shown separately below)	7%	7%	7%
Sales and marketing	57	62	66
Product development	16	15	14
General and administrative	18	23	21
Depreciation and amortization	5	5	5
Restructuring and integration	—	1	—
Contribution to The Yelp Foundation	—	—	7
Total costs and expenses	104	113	120

Loss from operations	(4)	(14)	(20)
Other income (expense), net	—	—	—
Loss before income taxes	(4)	(14)	(20)
Provision for income taxes	—	—	—
Net loss	(4)%	(14)%	(20)%

Years Ended December 31, 2013, 2012 and 2011

Net Revenue

				2012 to	2011 to
				2013%	2012%
	Year Ended December 31,			Change	Change
	2013	2012	2011
	(dollars in thousands)
Net revenue by product:
Local advertising	$192,983	$109,159	$58,473	77%	87%
Brand advertising	27,960	20,579	17,686	36	16
Other services	12,045	7,829	7,126	54	10
Total	$232,988	$137,567	$83,285	69%	65%

     During 2013, 2012 and 2011, we focused on revenue growth related to our local advertiser customer base as well as the development of relationships with brand advertising agencies. Additionally, during the second half of 2012 we began selling Gift Certificates through our platform.

     2013 Compared to 2012. Total net revenue increased $95.4 million, or 69%, from 2012 to 2013. Our local advertising revenue increased $83.8 million, or 77%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $7.4 million, or 36%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue increased by $4.2 million, or 54%, primarily due to an increase in revenue from the sale of Yelp Deals and remnant advertising inventory and from added partnership arrangements.

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

Cost of Revenue

				2012 to	2011 to
				2013%	2012%
	Year Ended December 31,			Change	Change
	2013	2012	2011
	(dollars in thousands)
Cost of revenue	$16,561	$9,928	$5,931	67%	67%
Percentage of net revenue	7%	7%	7%

     2013 Compared to 2012. In the year ended December 31, 2013, cost of revenue increased $6.6 million, or 67%, compared to the year ended December 31, 2012. This increase was primarily attributable to an increase of $1.7 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, setup costs, including video production, for active local business pages increased by $1.3 million due to increased demand by local businesses for video on their business pages, and expenses related to creative design for brand and local advertising customers increased $0.2 million. Merchant fees related to credit card transactions for local advertising also increased $1.8 million, and we added personnel to support our website infrastructure resulting in an increase of $1.6 million.

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

Sales and Marketing

				2012 to	2011 to
				2013%	2012%
	Year Ended December 31,			Change	Change
	2013	2012	2011
	(dollars in thousands)
Sales and marketing	$131,970	$85,915	$54,539	54%	58%
Percentage of net revenue	57%	62%	66%

     2013 Compared to 2012. In the year ended December 31, 2013, sales and marketing expenses increased $46.1 million, or 54%, compared to the year ended December 31, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $30.2 million, including an increase in stock-based compensation of $5.2 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $9.4 million. In addition, we experienced an increase in facilities and related allocations of $6.4 million. Domestic and international marketing and advertising costs increased by $0.1 million. For the year ended December 31, 2013, we spent $20.2 million related to our international sales and marketing operations compared to $13.2 million for the year ended December 31, 2012.

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

Product Development

				2012 to	2011 to
				2013%	2012%
	Year Ended December 31,			Change	Change
	2013	2012	2011
	(dollars in thousands)
Product development	$38,243	$20,473	$11,586	87%	77%
Percentage of net revenue	16%	15%	14%

     2013 Compared to 2012. In the year ended December 31, 2013, product development expenses increased $17.8 million, or 87%, compared to the year ended December 31, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $15.3 million, including an increase in stock-based compensation of $4.6 million, and an increase of $1.2 million in the use of outside consultants as we continued to invest in adding features and functionality to our website and mobile app. In addition, we experienced an increase in facilities and related expenses of $1.3 million as a result of the increase in headcount.

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

General and Administrative

				2012 to	2011 to
				2013%	2012%
	Year Ended December 31,			Change	Change
	2013	2012	2011
	(dollars in thousands)
General and administrative	$42,907	$31,531	$17,234	36%	83%
Percentage of net revenue	18%	23%	21%

     2013 Compared to 2012. In the year ended December 31, 2013, general and administrative expenses increased $11.4 million, or 36%, compared to the year ended December 31, 2012. The increase was primarily attributable to an increase in headcount and related expenses of $6.5 million, including an increase in stock-based compensation of $1.2 million. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $2.4 million. In addition, we experienced an increase in facilities and related expenses of $1.7 million and an increase in bad debt expense of $1.3 million. These increases were offset by a decrease in legal costs of $0.5 million due to recent court decisions on prior litigation claims.

     2012 Compared to 2011. In the year ended December 31, 2012, general and administrative expenses increased $14.3 million, or 83%, compared to the year ended December 31, 2011. The increase was primarily attributable to an increase in headcount and related expenses of $9.2 million as we continued to invest in key accounting, finance and management positions within the organization to support the growth of the Company and greater compliance requirements associated with being a publicly traded company, including an increase in stock-based compensation expense of $5.6 million related primarily to the acceleration of vesting of stock options held by two executives in connection with the completion of our IPO. Additionally, we invested in the growth of the business through the use of outside consultants, which contributed to the increase by $1.7 million, had an increase in bad debt expense of $1.3 million, an increase in legal expense of $0.7 million and an increase in facilities and related allocations of $0.6 million.

Depreciation and Amortization

				2012 to	2011 to
				2013%	2012%
	Year Ended December 31,			Change	Change
	2013	2012	2011
	(dollars in thousands)
Depreciation and amortization	$11,455	$7,223	$4,238	59%	70%
Percentage of net revenue	5%	5%	5%

     2013 Compared to 2012. In the year ended December 31, 2013, depreciation and amortization expense increased $4.2 million, or 59%, compared to the year ended December 31, 2012. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $1.5 million and $0.8 million, respectively. In addition, amortization related to our intangibles increased $1.9 million primarily due to the intangibles acquired in the Qype and SeatMe acquisitions.

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

Restructuring and Integration

	Year Ended
	December 31,
	2013	2012	2011
	(in thousands)
Restructuring and integration	$675	$1,262	$—

     2013 Compared to 2012. In the year ended December 31, 2013, we incurred restructuring and integration costs of $0.7 million, compared to $1.3 million for year ended December 31, 2012. In 2013, we announced our plan to further reduce the size of the Qype workforce. These actions were made in order to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. We incurred the restructuring and integration costs of $0.7 million as a result of this plan. The restructuring plan was substantially completed during 2013. We expect that any additional expense related to this restructuring plan incurred in the future will be immaterial.

     2012 Compared to 2011. In the year ended December 31, 2012, following the acquisition of Qype, we announced our plan to reduce the size of the Qype workforce and to terminate several of Qype’s leases. These actions were made in order to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. As a result of this plan, we incurred restructuring charges during the fourth quarter of 2012 of $1.3 million.

Contribution to The Yelp Foundation

	Year Ended
	December 31,
	2013	2012	2011
	(in thousands)
Contribution to The Yelp Foundation	$—	$—	$5,928

     In the year ended December 31, 2011, we issued 520,000 shares of common stock to The Yelp Foundation as a charitable contribution. We recorded an expense in the amount of $5.9 million for the contribution based on the fair value of the common stock on the date the shares were issued to The Yelp Foundation. There were no contributions to The Yelp Foundation in either 2013 or 2012.

Other Income (Expense), Net

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest income	$62	$51	$13
Transaction gains (losses), net on foreign exchange	(251)	(259)	(393)
Other non-operating loss, net	(218)	(18)	(15)
Total other income (expense), net	$(407)	$(226)	$(395)

     2013 Compared to 2012. In the year ended December 31, 2013, other income (expense), net decreased $0.2 million compared to the year ended December 31, 2012. The decrease was largely driven by a loss on the disposal of assets.

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

Provision for Income Taxes

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Provision for income taxes	$838	$122	$102

     2013 Compared to 2012. In the year ended December 31, 2013, income tax expense increased $716,000 because of taxes due in foreign jurisdictions and state taxes.

     2012 Compared to 2011. In the year ended December 31, 2012, income tax expense increased $20,000 because of taxes due in foreign jurisdictions.

Quarterly Results of Operations and Other Data

     The following tables set forth our unaudited quarterly consolidated statements of operations data and our consolidated statements of operations data as a percentage of net revenue for each of the eight quarters in the period ended December 31, 2013. We also present other financial and operational data and a reconciliation of net loss to adjusted EBITDA. We have prepared the quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report. In the opinion of management, the quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(dollars in thousands, except per share data)
Consolidated Statements of Operations
Data:
Net revenue by product
Local advertising	$58,052	$51,167	$44,797	$38,967	$33,945	$28,485	$25,255	$21,473
Brand advertising	9,244	6,910	7,048	4,758	4,997	5,886	5,703	3,994
Other services	3,355	3,104	3,178	2,408	2,215	2,000	1,695	1,918
Total net revenue	$70,651	$61,181	$55,023	$46,133	$41,157	$36,371	$32,653	$27,385

Costs and expenses:
Cost of revenue (exclusive of depreciation
and amortization shown separately
below)(1)	4,926	4,277	4,018	3,340	3,003	2,501	2,298	2,126
Sales and marketing(1)	38,847	34,126	30,803	28,194	25,511	21,302	20,333	18,770
Product development(1)	11,802	11,208	7,997	7,236	6,244	5,753	4,336	4,140
General and administrative(1)	13,460	10,535	10,148	8,764	7,852	6,987	5,963	10,729
Depreciation and amortization	3,524	2,816	2,637	2,478	2,421	1,780	1,661	1,361
Restructuring and integration(1)	—	—	—	675	1,262	—	—	—
Total costs and expenses	72,559	62,962	55,603	50,687	46,293	38,323	34,591	37,126

Loss from operations	(1,908)	(1,781)	(580)	(4,554)	(5,136)	(1,952)	(1,938)	(9,741)
Other income (expense), net	(109)	(31)	(66)	(201)	(203)	(14)	22	(30)

Loss before income taxes	(2,017)	(1,812)	(646)	(4,755)	(5,339)	(1,966)	(1,916)	(9,771)
Provision for income taxes	(52)	(510)	(232)	(44)	20	(45)	(66)	(31)
Net loss	(2,069)	(2,322)	(878)	(4,799)	(5,319)	(2,011)	(1,982)	(9,802)
Accretion of preferred stock	—	—	—	—	—	—	—	(31)
Net loss attributable to common
stockholders (Class A and B)	$(2,069)	$(2,322)	$(878)	$(4,799)	$(5,319)	$(2,011)	$(1,982)	$(9,833)

Net loss per share attributable to common
stockholders (Class A and B):
Basic	$(0.03)	$(0.04)	$(0.01)	$(0.08)	$(0.08)	$(0.03)	$(0.03)	$(0.31)
Diluted	$(0.03)	$(0.04)	$(0.01)	$(0.08)	$(0.08)	$(0.03)	$(0.03)	$(0.31)

Weighted-average shares used to compute
net loss per share attributable to
common stockholders (Class A and B):
Basic	68,847	65,530	64,576	63,733	63,003	61,267	60,887	31,263
Diluted	68,847	65,530	64,576	63,733	63,003	61,267	60,887	31,263

Stock-based compensation
Cost of revenue	$140	$104	$105	$72	$38	$27	$35	$23
Sales and marketing	3,201	2,660	2,282	1,988	1,746	1,152	895	1,124
Product development	2,705	1,709	1,040	816	696	466	300	243
General and administrative	2,743	2,542	2,286	1,729	778	689	628	6,039
Restructuring and integration	—	—	—	555	—	—	—	—
Total stock-based compensation	$8,789	$7,015	$5,713	$5,160	$3,258	$2,334	$1,858	$7,429

(1)	Includes non-cash stock-based compensation expense.

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(as a percentage of net revenue)
Consolidated Statements of
Operations Data:
Net revenue by product
Local advertising	82%	84%	81%	85%	82%	78%	77%	78%
Brand advertising	13	11	13	10	12	16	18	15
Other services	5	5	6	5	6	6	5	7
Total net revenue	100%	100%	100%	100%	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	7	7	7	7	7	7	7	8
Sales and marketing	55	56	56	61	62	59	62	69
Product development	17	18	15	16	15	16	13	15
General and administrative	19	17	18	19	19	19	18	39
Depreciation and amortization	5	5	5	5	6	5	5	5
Restructuring and integration	—	—	—	1	3	—	—	—
Total costs and expenses	103	103	101	109	112	106	106	136

Loss from operations	(3)	(3)	(1)	(10)	(12)	(6)	(6)	(36)
Other income (expense), net	—	—	—	—	—	—	—	—
Loss before income taxes	(3)	(3)	(1)	(10)	(13)	(6)	(6)	(36)
Provision for income taxes	—	(1)	—	—	—	—	—	—
Net loss	(3)%	(4)%	(1)%	(10)%	(13)%	(6)%	(6)%	(36)%

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(in thousands)
Other Financial and Operational
Data(1):
Reviews	52,757	47,322	42,526	39,103	35,959	33,258	30,259	27,569
Unique Visitors	120,005	117,447	108,058	102,065	86,308	83,538	78,329	71,448
Claimed Local Business Locations	1,488	1,344	1,222	1,103	994	889	791	700
Active Local Business Accounts	67	57	51	45	40	36	32	27
Adjusted EBITDA	$10,405	$8,050	$7,770	$3,204	$1,805	$2,162	$1,581	$(951)

(1)	For information on how we define these operational and other metrics, see “—Key Metrics.”

     The following table presents a reconciliation of adjusted EBITDA to net loss.

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(in thousands)
Reconciliation of adjusted
EBITDA:

Net loss	$(2,069)	$(2,322)	$(878)	$(4,799)	$(5,319)	$(2,011)	$(1,982)	$(9,802)
Provision for income taxes	52	510	232	44	(20)	45	66	31
Other (income) expense, net	109	31	66	201	203	14	(22)	30
Depreciation and amortization	3,524	2,816	2,637	2,478	2,421	1,780	1,661	1,361
Stock-based compensation	8,789	7,015	5,713	4,605	3,258	2,334	1,858	7,429
Restructuring and integration	—	—	—	675	1,262	—	—	—
Adjusted EBITDA	$10,405	$8,050	$7,770	$3,204	$1,805	$2,162	$1,581	$(951)

Liquidity and Capital Resources

     As of December 31, 2013, we had cash and cash equivalents of $389.8 million. Cash and cash equivalents consist of cash and money market funds. Our cash held internationally as of December 31, 2013 was $8.7 million. We did not have any short-term or long-term investments. Additionally, we do not have any outstanding bank loans or credit facilities in place. To date, we have been able to finance our operations and our acquisitions of SeatMe and Qype through proceeds from private and public financings, including our IPO in March 2012, our follow-on offering in October 2013 and to a lesser extent from the exercise of employee stock options.

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

Cash Flows

     The following table summarizes our cash flows for the periods presented.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$16,243	$7,524	$4,798
Depreciation and amortization	11,455	7,223	4,238
Cash provided by (used in) operating activities	21,432	(99)	250
Cash used in investing activities	(18,827)	(40,592)	(7,453)
Cash provided by financing activities	291,720	114,173	1,582

Operating Activities

     We generated $21.4 million of cash from operating activities during the year ended December 31, 2013, primarily resulting from our net loss of $10.1 million, offset by non-cash stock-based compensation of $26.7 million, non-cash depreciation and amortization of $11.5 million, an increase in excess tax benefit from the exercise of stock-based award activity of $0.4 million, which is reclassified as a financing activity, and non-cash provision for doubtful accounts of $3.3 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

  increase in accounts receivable of $12.8 million due to an increase in billings for local advertising plans and brand advertising campaigns, as well as timing of payments from these customers;

  increase in accounts payable, accrued expenses, and other liabilities of $5.0 million relating to the growth in the business, and, more specifically, the increase in accrued vacation and employee related expenses, deferred rent for new facilities, as well as timing of invoices and payments to vendors; and

  increase in prepaids and other assets of $1.6 million relating to the increase in value added tax due from taxing authorities, an increase in deferred tax assets, prepaid business data and prepaid rent for our facilities.

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

  increase in accounts receivable of $4.1 million due to an increase in billings for local advertising plans and brand advertising campaigns, as well as timing of payments from these customers;

  increase in prepaids and other assets of $2.6 million relating to the increase in value added tax due from taxing authorities, prepaid business data and prepaid rent for our facilities; and

  increase in accounts payable, accrued expenses, and other liabilities of $2.0 million relating to the growth in the business and, more specifically, the increase in accrued bonus and commissions, increase in accrued vacation and employee related expenses, and deferred rent for new facilities.

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

  increase in accounts receivable of $2.3 million due to an increase in billings for local advertising plans and brand advertising campaigns, as well as timing of payments from these customers; and

  increase in accounts payable and accrued expenses of $4.0 million relating to the growth in the business and, more specifically, the increase in accrued vacation and employee related expenses, deferred rent for new facilities, as well as timing of invoices and payments to vendors.

Investing Activities

     Our primary investing activities in 2013 were the purchase of SeatMe in July and the continued purchase of property and equipment to support the build out of our data centers and leasehold improvements for our new headquarters building in San Francisco and other locations. We also continued to invest in technology hardware to support our growth in headcount and software to support website and mobile app development and operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software development. We expect to continue to invest in property and equipment, leasehold improvements, and the development of software for 2014 and thereafter.

     We used $18.8 million in investing activities during the year ended December 31, 2013, including $2.1 million net of cash received related to the acquisition of SeatMe. In addition, we used $16.2 million for purchases of property, equipment and software and incurred expenditures of $4.9 million for capitalized website and software development costs. Cash used in investing was offset by $1.2 million of cash released from escrow related to the Qype acquisition, recorded as a measurement period adjustment to the initial fair value of the acquired assets and liabilities. Cash used in investing was also offset by a decrease in the required amount of letters of credit in connection with the San Francisco lease, which resulted in a decrease of $3.2 million in restricted cash.

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

Financing Activities

     We generated $291.7 million of cash from financing activities during the year ended December 31, 2013. We received $276.5 million in proceeds from our follow-on offering, net of $12.4 million in total offering expenses, including underwriter commission and discounts associated with the transaction. We also generated $13.5 million in net proceeds from the issuance of common stock related to the exercise of stock options, an increase of $0.4 million in excess tax benefit from the exercise of stock options and $2.0 million in net proceeds from the sale of stock under our 2012 Employee Stock Purchase Plan, or ESPP.

     We generated $114.2 million of cash from financing activities during the year ended December 31, 2012. We received $111.8 million in proceeds from our IPO, net of $10.8 million in offering expenses, including underwriter commission and discounts associated with the transaction. With the exception of the IPO, our financing activities during the year ended December 31, 2012 consisted primarily of net proceeds from the issuance of common stock related to the exercise of stock options.

     We generated $1.6 million of cash from financing activities during the year ended December 31, 2011, which consisted primarily of $2.0 million in net proceeds from the issuance of common stock related to the exercise of stock options. We used $0.5 million in financing activities in 2011 related to our deferred offering costs.

Off Balance Sheet Arrangements

     We did not have any off balance sheet arrangements in 2013, 2012 or 2011.

Contractual Obligations

     We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2014 to 2021. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of December 31, 2013, we had no material long-term purchase obligations outstanding with any vendors or third parties. Our future minimum payments under non-cancelable operating leases for equipment and office facilities are as follows as of December 31, 2013:

	Payments Due by Period

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$103,100	$15,275	$32,548	$26,796	$28,481

     The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of December 31, 2013, our total liability for uncertain tax positions was $1.8 million. We are not able to reasonably estimate the timing of future cash flow related to this liability. As a result, this amount is not included in above contractual obligations table.

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

     We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, business combinations, income taxes and stock-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 of the notes to our consolidated financial statements.

Revenue Recognition

     We generate revenue from local advertising, brand advertising and other services, which include Yelp Deals and various partner arrangements. Since 2007, net revenue from local advertising represented a majority of our revenue.

     We enter into arrangements with customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another, and we allocate consideration at the inception of an arrangement to all deliverables based on the relative selling price method in accordance with the selling price hierarchy. The objective of the hierarchy is to determine the price at which we would transact a sale if the service were sold on a stand-alone basis and requires the use of: (1) vendor-specific objective evidence, or VSOE, if available; (2) third-party evidence, or TPE, if VSOE is not available; and (3) best estimate of selling price, or BESP, if neither VSOE nor TPE is available.

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

     If the facts and circumstances underlying the factors we considered change or should future facts and circumstances lead us to consider additional factors, both our determination of our relative selling price under the hierarchy and our BESPs could change in future periods.

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

     We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under the new authoritative guidance issued by the Financial Accounting Standards Board. If we determine that it is more likely than not that its fair value is less than its carrying amount, or opt to not perform a qualitative assessment, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of December 31, 2013, no impairment of goodwill has been identified.

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

Stock-Based Compensation

     Stock-based compensation expenses are classified in the consolidated statement of operations based on the department to which the related employee reports. Our stock-based awards are comprised principally of stock options, restricted stock units, or RSUs, restricted stock awards, or RSAs, and our employee stock purchase plan.

     We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we are required to estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.

     Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options and our employee stock purchase plan. The determination of the grant date fair value using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include our expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award and expected dividends. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our consolidated statements of operations. We estimate the expense for restricted stock awards and restricted stock units based on grant date fair value of our common stock.

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

     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. During the year ended December 31, 2013, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of December 31, 2013 would have an immaterial impact on our investment portfolio.

Foreign Currency Exchange Risk

     We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses), net related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the British pound sterling, either alone or in combination with a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the Euro would not have a material impact on our results of operations. In the event our foreign sales and expenses continue to increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our management reviewed the results of this evaluation with the audit committee of our board of directors.

     Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included below.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yelp Inc.
San Francisco, California

     We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 28, 2014

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in the definitive proxy statement for our 2014 Annual Meeting of Stockholders, or the 2014 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement.

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

Item 11. Executive Compensation.

     Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2014 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

     Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2014 Proxy Statement.

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

Date: February 28, 2014

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

Signature	Title	Date
/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 28, 2014
JEREMY STOPPELMAN	(Principal Executive Officer)

/s/ Geoff Donaker	Chief Operating Officer and Director	February 28, 2014
GEOFF DONAKER

/s/ Rob Krolik	Chief Financial Officer	February 28, 2014
ROB KROLIK	(Principal Financial and Accounting
Officer)

/s/ Max Levchin	Chairman	February 28, 2014
MAX LEVCHIN

/s/ Fred Anderson	Director	February 28, 2014
FRED ANDERSON

/s/ Peter Fenton	Director	February 28, 2014
PETER FENTON

/s/ Robert Gibbs	Director	February 28, 2014
ROBERT GIBBS

/s/ Diane Irvine	Director	February 28, 2014
DIANE IRVINE

/s/ Jeremy Levine	Director	February 28, 2014
JEREMY LEVINE

/s/ Mariam Naficy	Director	February 28, 2014
MARIAM NAFICY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yelp Inc.
San Francisco, California

     We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Yelp Inc., and subsidiaries, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 28, 2014

Yelp Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$389,764	$95,124
Accounts receivable (net of allowance for doubtful accounts of $810 and $384 at December 31, 2013
and 2012, respectively)	21,317	11,738
Prepaid expenses and other current assets	5,752	4,470
Total current assets	416,833	111,332

Property, equipment and software, net	30,666	14,799
Goodwill	59,690	48,605
Intangibles, net	5,235	5,936
Restricted cash	3,247	6,400
Other assets	306	624
Total Assets	$515,977	$187,696

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,364	$2,284
Accrued liabilities	19,004	14,974
Deferred revenue	2,621	2,856
Total current liabilities	24,989	20,114
Long-term liabilities	4,505	1,920
Total liabilities	$29,494	$22,034

Commitments and contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.000001 par value—500,000,000 shares authorized; 70,874,493, and 63,505,269
shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Additional paid-in capital	553,753	225,245
Accumulated other comprehensive income	3,186	805
Accumulated deficit	(70,456)	(60,388)

Total Stockholders’ Equity	486,483	165,662

Total Liabilities and Stockholders’ Equity	$515,977	$187,696

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenue	$232,988	$137,567	$83,285
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,561	9,928	5,931
Sales and marketing	131,970	85,915	54,539
Product development	38,243	20,473	11,586
General and administrative	42,907	31,531	17,234
Depreciation and amortization	11,455	7,223	4,238
Restructuring and integration	675	1,262	—
Contribution to The Yelp Foundation	—	—	5,928
Total costs and expenses	241,811	156,332	99,456

Loss from operations	(8,823)	(18,765)	(16,171)
Other income (expense), net	(407)	(226)	(395)
Loss before income taxes	(9,230)	(18,991)	(16,566)
Provision for income taxes	(838)	(122)	(102)
Net loss	(10,068)	(19,113)	(16,668)
Accretion of redeemable convertible preferred stock	—	(32)	(189)
Net loss attributable to common stockholders (Class A and B)	$(10,068)	$(19,145)	$(16,857)

Net loss per share attributable to common stockholders (Class A and B)
Basic	$(0.15)	$(0.35)	$(1.10)
Diluted	$(0.15)	$(0.35)	$(1.10)

Weighted-average shares used to compute net loss per share attributable to common stockholders (Class A and B)
Basic	65,665	54,149	15,291
Diluted	65,665	54,149	15,291

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(10,068)	$(19,113)	$(16,668)

Other comprehensive income:
Foreign currency translation adjustments	2,381	534	298
Other comprehensive income	2,381	534	298

Comprehensive loss	$(7,687)	$(18,579)	$(16,370)

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2012 AND 2013
(In thousands, except shares)

	Redeemable					Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance—January 1, 2011	143,267,115	$55,246	14,848,625	$—	$3,524	$(27)	$(24,386)	$(20,889)
Issuance of common stock upon
exercises of employee stock
options	—	—	1,419,034	—	2,125	—	—	2,125
Issuance of restricted stock	—	—	168,750	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,048	—	—	5,048
Issuance of common stock as
charitable contribution to The Yelp
Foundation	—	—	520,000	—	5,928	—	—	5,928
Accretion of redeemable convertible
preferred stock	—	189	—	—	—	—	(189)	(189)
Foreign currency translation
adjustment	—	—	—	—	—	298	—	298
Net loss	—	—	—	—	—	—	(16,668)	(16,668)

Balance—December 31, 2011	143,267,115	55,435	16,956,409	—	16,625	271	(41,243)	(24,347)

Issuance of common stock upon
exercises of employee stock
options	—	—	1,606,612	—	3,736	—	—	3,736
Issuance of restricted stock	—	—	1,250	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,147	—	—	15,147
Accretion of redeemable convertible
preferred stock	—	32	—	—	—	—	(32)	(32)
Conversion of preferred stock to
common stock in connection with
initial public offering	(143,267,115)	(55,467)	35,816,772	—	55,466	—	—	55,466
Issuance of common stock in
connection with initial public
offering, net of offering costs.	—	—	8,172,500	—	111,350	—	—	111,350
Repurchase of common stock from
employees	—	—	(17,193)		(333)	—	—	(333)
Issuance of common stock in
connection with acquisition of
Qype GmbH	—	—	968,919	—	23,254	—	—	23,254
Foreign currency translation
adjustment	—	—	—	—	—	534	—	534
Net loss	—	—	—	—	—	—	(19,113)	(19,113)

Balance—December 31, 2012	—	—	63,505,269	—	225,245	805	(60,388)	165,662

Issuance of common stock upon
exercises of employee stock
options	—	—	2,648,121	—	13,554	—	—	13,554
Issuance of common stock upon
release of restricted stock units
(RSUs)	—	—	98,033	—	—	—	—	—
Issuance of common stock for
employee stock purchase plan	—	—	81,900	—	1,960	—	—	1,960
Stock-based compensation	—	—	—	—	27,170	—	—	27,170
Issuance of common stock in
connection with follow-on public
offering, net of offering costs	—	—	4,312,500	—	276,527	—	—	276,527
Repurchase of common stock from
employees	—	—	(15,850)	—	(674)	—	—	(674)
Issuance of common stock in
connection with acquisition of
SeatMe, Inc.	—	—	244,520	—	9,666	—	—	9,666
Excess tax benefit from share-based
award activity	—	—	—	—	305	—	—	305
Foreign currency translation
adjustment	—	—	—	—	—	2,381	—	2,381
Net loss	—	—	—	—	—	—	(10,068)	(10,068)

Balance—December 31, 2013	—	$—	70,874,493	$—	$553,753	$3,186	$(70,456)	$486,483

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net loss	$(10,068)	$(19,113)	$(16,668)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,455	7,223	4,238
Provision for doubtful accounts	3,304	1,913	627
Stock-based compensation	26,677	14,878	4,877
Contribution to The Yelp Foundation	—	—	5,928
Loss on disposal of assets and web-site development costs	159	64	13
Excess tax benefit from share-based award activity	(353)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(12,843)	(4,118)	(2,274)
Prepaid expenses and other assets	(1,572)	(2,552)	(1,099)
Accounts payable, accrued expenses, and other liabilities	4,971	2,049	3,975
Deferred revenue	(298)	(443)	633
Net cash provided by (used in) operating activities	21,432	(99)	250

INVESTING ACTIVITIES:
Acquisition of SeatMe, net of cash received	(2,057)	—	—
Acquisition of Qype GmbH, net of cash received	—	(24,125)	—
Purchases of property, equipment, and software	(16,243)	(7,524)	(4,798)
Capitalized website and software development costs	(4,856)	(2,930)	(2,506)
Change in restricted cash	3,176	(6,013)	(149)
Goodwill measurement period adjustment	1,153	—	—
Net cash used in investing activities	(18,827)	(40,592)	(7,453)

FINANCING ACTIVITIES:
Proceeds from initial public offering, net of underwriter fees	—	114,006	—
Proceeds from follow-on offering, net of offering costs	276,527	—	—
Payments for deferred offering costs	—	(2,200)	(456)
Proceeds from issuance of common stock from share-based awards	13,554	3,675	2,038
Proceeds from issuance of common stock from employee stock purchase plan	1,960	—	—
Repurchase of common stock	(674)	—	—
Excess tax benefit from share-based award activity	353	—	—
Repayment of acquired debt	—	(1,308)	—
Net cash provided by financing activities	291,720	114,173	1,582

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	315	(94)	283
CHANGE IN CASH AND CASH EQUIVALENTS	294,640	73,388	(5,338)
CASH AND CASH EQUIVALENTS—Beginning of period	95,124	21,736	27,074

CASH AND CASH EQUIVALENTS—End of period	$389,764	$95,124	$21,736

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$291	$110	$92
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$2,685	$549	$690

Deferred offering costs recorded in accounts payable and accrued liabilities	$—	$—	$887

Capitalized website and software development costs recorded in accounts payable and accruals	$17	$4	$—

Accretion of redeemable convertible preferred stock	$—	$32	$189
Vesting of early exercised options	$—	$61	$87

See notes to consolidated financial statements.

Yelp Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

     The Company is comprised of Yelp Inc. and 17 wholly-owned entities. Yelp UK Ltd was incorporated on December 1, 2008, Yelp Canada Inc. was incorporated on February 24, 2009, Yelp Ireland Limited was incorporated on May 31, 2010, Yelp Deutschland GmbH was incorporated on June 7, 2010, Yelp Ireland Holding Company Limited was incorporated on June 16, 2010, Yelp France SAS was incorporated on July 8, 2010, Yelp Italia S.r.l. was incorporated on June 27, 2011, Yelp Australia Pty. Ltd was incorporated on August 9, 2011, Yelp Spain, S.L. was incorporated on May 4, 2012, Yelp Singapore PTE Ltd was incorporated on June 15, 2012, Yelp Brazil Serviços de Marketing Ltda. was incorporated on May 29, 2013, and Yelp Japan, G.K. was incorporated on September 20, 2013. Qype GmbH, Qype Ltd., Qype SARL and Qype SL (collectively, “Qype”) were acquired on October 23, 2012, and SeatMe, Inc. was acquired on July 24, 2013 (see Note 4). The financial results of these subsidiaries are included within the consolidated financial statements of the Company presented herein.

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

     As of December 31, 2013 and 2012, there were no customers that accounted for more than 10% of total accounts receivable.

     The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2013	2012	2011
Allowance for doubtful accounts:
Balance, beginning of period	$384	$210	$175
Add: bad debt expense	3,210	1,913	627
Less: write-offs, net of recoveries	(2,784)	(1,739)	(592)
Balance, end of period	$810	$384	$210

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

     The Company capitalized $5.4 million, $3.2 million and $2.7 million in website and internal-use software costs during the years ended December 31, 2013, 2012 and 2011, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to website and internal-use software was $2.6 million, $1.9 million and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

     The Company wrote off $0.1 and $0.2 million of website and internal-use software costs during the fiscal years ended December 31, 2013 and 2012, respectively. The retirements were related to obsolete projects no longer supported by the Company. The loss on disposition of the projects has been included in depreciation and amortization expense in the Company’s consolidated statements of operations.

     Business Combinations—The Company accounts for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and integration costs are expensed as incurred. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statements of operations.

     Goodwill—Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amounts of goodwill is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment under the new authoritative guidance issued by the Financial Accounting Standards Board (FASB). If we determine that it is more likely than not that its fair value is less than its carrying amount, or opt to not perform a qualitative assessment, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. No impairment charges have been recorded to date.

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

     Revenue Recognition—The Company generates revenue from local advertising, brand advertising and other services. The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, service has been provided to the customer, collection of the fees is reasonably assured and the amount of fees to be paid by the customer are fixed or determinable. Payments received in advance of services being rendered are recorded as deferred revenue and recognized over the requisite service period.

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

     The Company recognizes the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met. As a result of implementing this recent authoritative guidance, the Company’s revenue for the years ended December 31, 2013, 2012 and 2011 was not materially different from what would have been recognized under the previous guidance for multiple-element arrangements.

     Cost of Revenue—The Company’s cost of revenue primarily consists of credit card processing fees, web hosting, Internet service costs and salaries, benefits and stock-based compensation for its infrastructure teams related to operating the Company’s website as well as creative design for brand advertising and video production expenses.

     Stock-Based Compensation—We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and our employee stock purchase plan to be measured based on the grant-date fair value of the awards.

     Share-based compensation expense is recorded net of estimated forfeitures in the Company’s consolidated statements of income and, accordingly, is recorded for only those share-based awards that the Company expects to vest. The Company estimates the forfeiture rate based on historical forfeitures of equity awards and adjusts the rate to reflect changes in facts and circumstances, if any. The Company will revise its estimated forfeiture rate if actual forfeitures differ from its initial estimates.

     Advertising Expenses—Advertising expenses are expensed as incurred. Total advertising expenses incurred were $1.3 million, $0.7 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

     Comprehensive loss—The Company reports by major components and, as a single total, the change in its net assets during the period from non-owner sources. Comprehensive loss consists of net loss and accumulated other comprehensive loss, which includes certain changes in equity that are excluded from net loss. Specifically, it includes foreign currency translation adjustments.

     Income Taxes—The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

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

     Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. There were no employer contributions under this plan for the years ended December 31, 2013, 2012 and 2011.

     Recently Issued Accounting Standards—Effective January 1, 2013, the Company prospectively adopted Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income (loss) is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income (loss). The adoption of ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

     Effective July 1, 2013, the Company prospectively adopted ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Financial Accounting Standards Board Emerging Issues Task Force).” This update eliminates diversity in practice for presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. The adoption of this standard resulted in unrecognized tax benefits at December 31, 2013 that have reduced deferred tax assets of available same jurisdiction loss carryforwards that would be applied in settlement of the uncertain tax position.

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

     This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its financial assets at fair value. The Company’s investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The following table represents the Company’s financial instruments measured at fair value as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds(1)	$360,690	—	—	360,690	$87,262	—	—	$87,262

(1) Included in cash and cash equivalents on the consolidated balance sheets.

4. ACQUISITIONS

SeatMe, Inc.

     On July 24, 2013, the Company acquired SeatMe, Inc. (“SeatMe”). In connection with the acquisition, all of the outstanding capital stock and options to purchase capital stock of SeatMe were converted into the right to receive an aggregate of approximately $2.2 million in cash and 260,901 shares of Yelp Class A common stock with an aggregate fair value of approximately $9.7 million, as determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. Of the total consideration paid in connection with the acquisition, $0.1 million in cash and 31,236 shares of Yelp Class A common stock were initially held in escrow to secure indemnification obligations. The key factor underlying the acquisition was securing the technology to provide online reservations directly through the Company’s website with minimal product and engineering work.

     The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of SeatMe’s operations included in the consolidated financial statements starting on July 24, 2013. The following table summarizes the consideration paid for SeatMe and the preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

     For the fiscal year ended December 31, 2013, the Company recorded acquisition-related transaction costs of approximately $0.2 million, which were included in general and administrative expense in the accompanying consolidated statement of operations. Net revenues, earnings since the acquisition and pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

     Qype GmbH

     On October 23, 2012, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., completed the acquisition of all the outstanding equity interests of Qype for approximately $24.3 million in cash and Yelp Class A common stock with an approximate fair value of $23.3 million. Of the total consideration paid in connection with the acquisition, $10.3 million is held in the form of cash in escrow to secure indemnification obligations. The balance remaining in the escrow fund relating to this acquisition was approximately $9.5 million as of December 31, 2013. The acquisition was accounted for as a business combination in accordance with ASC 805, with the results of Qype’s operations included in the consolidated financial statements starting on October 23, 2012. The key factors underlying the acquisition were to secure an established European market presence, obtain Qype’s content and traffic and the opportunity for expansion.

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

Pro Forma for the
Year Ended
December 31,
2012
Revenue	$146,265
Net loss	(23,186)
Basic and diluted net loss per share attributable to common stockholders	$(0.42)

     In October 2012, following the acquisition of Qype, the Company announced its plan to reduce the size of the Qype workforce and terminate several of Qype’s leases. These actions were made in order to reduce the Company’s cost structure, enhance operating efficiencies and strengthen the Company’s business to achieve longterm profitable growth. As a result of this plan, the Company incurred restructuring charges during the fourth quarter of 2012 and the first quarter of 2013, which were included in the restructuring and integration costs in the accompanying consolidated statements of operations for such periods. Restructuring liabilities were $0.1 million as of December 31, 2013, and are included in accrued liabilities on the accompanying consolidated balance sheet. The Company’s restructuring plan was substantially completed during the year ended December 31, 2013. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. The Company has recorded restructuring charges of $1.9 million through December 31, 2013. The following table summarizes the changes in the Company’s restructuring liabilities (in thousands):

Balance as of January 1, 2013	$685
Provision	935
Adjustment to provision	(261)
Payments	(1,308)
Balance as of December 31, 2013	$51

5. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents
Cash	$29,074	$7,862
Money market funds	360,690	87,262
Total cash and cash equivalents	$389,764	$95,124

     The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. The letters of credit are subject to renewal annually until the leases expire. As of December 31, 2013 and December 31, 2012, the Company had letters of credit totaling $3.2 million and $6.4 million, respectively, related to such leases.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET

     Property, equipment and software, net as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Computer equipment	$13,348	$8,315
Software	541	433
Capitalized website and internally developed software costs	13,878	8,653
Furniture and fixtures	4,388	2,613
Leasehold improvements	13,984	5,017
Telecommunication	2,179	1,570
Total	48,318	26,601
Less accumulated depreciation	(17,652)	(11,802)
Property, equipment and software, net	$30,666	$14,799

     Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was approximately $7.9 million, $5.9 million and $4.2 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

     The Company’s goodwill is the result of the acquisition of Qype on October 23, 2012 and the acquisition of SeatMe on July 24, 2013, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired. Goodwill allocated as of December 31, 2013 and 2012 and changes in the carrying amount of goodwill during the fiscal years ended December 31, 2013 and 2012 are as follows (in thousands):

Balance as of January 1, 2012	$—
Goodwill acquired	48,056
Effect of currency translation	549
Balance as of December 31, 2012	$48,605
Goodwill acquired	10,279
Measurement period adjustment	(1,153)
Effect of currency translation	1,959
Balance as of December 31, 2013	$59,690

     Under the terms of the share purchase agreement by and among the Company, its wholly-owned subsidiary Yelp Ireland Ltd., Qype and its shareholders, the Qype purchase price was subject to a post-closing adjustment based on Qype’s net working capital as of the acquisition date. On April 15, 2013, Yelp and the former Qype shareholders agreed to an adjustment of the purchase price in favor of Yelp in the amount of €0.9 million (approximately $1.2 million as of April 15, 2013) based on Qype’s net working capital as of the acquisition date. As this agreement occurred during the measurement period of the acquisition, as defined by ASC 805, the impact of this adjustment was recorded as an increase to cash and a decrease to goodwill. The related funds were released to the Company from the escrow fund during the fiscal year ended December 31, 2013.

     The intangible assets detail at December 31, 2013 and 2012 consist of the following (in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2013:
Content	$3,413	$(811)	$2,602	3.8 years
Advertiser relationships	2,045	(1,214)	831	2.0 years
Developed technology	1,851	(422)	1,429	4.8 years
Trade name and other	553	(276)	277	1.1 years
Domains	250	(154)	96	3.9 years
	$8,112	$(2,877)	$5,235

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2012:
Content	$3,304	$(126)	$3,178	4.8 years
Advertiser relationships	1,982	(188)	1,794	1.8 years
Developed technology	529	(51)	478	1.8 years
Trade name and other	396	(38)	358	1.8 years
Domains	246	(118)	128	4.6 years
	$6,457	$(521)	$5,936

     Amortization expense for the years ended December 31, 2013, 2012 and 2011 was approximately $2.3 million, $0.4 million and zero, respectively. Amortization expense related to developed technology is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

     Estimated future amortization of purchased intangible assets at December 31, 2013 was as follows (in thousands):

Year ending December 31,	Amount
2014	$2,226
2015	958
2016	916
2017	783
2018 and thereafter	352
Total amortization	$5,235

8. ACCRUED LIABILITIES

     Accrued liabilities as of December 31, 2013 and 2012 consist of the following (in thousands):

	December 31,
	2013	2012
Accrued vacation and employee related expenses	$4,734	$2,463
Accrued bonus and commissions	3,707	2,037
Deferred rent	298	362
Accrued value added taxes payable	87	1,260
Legal settlement accrual	—	2,167
Accrued payroll tax	1,508	845
Merchant revenue share liability	932	538
Accrued restructuring and integration	51	710
Fixed asset purchase commitments	2,247	383
Other accrued expenses	5,440	4,209
Total	$19,004	$14,974

     Subsequent to the issuance of the Company’s 2012 consolidated financial statements, the Company recorded an immaterial correction in the classification of certain balances within accrued liabilities which has been reflected in the table above (see Note 16).

9. OTHER INCOME (EXPENSE), NET

     Other income (expense), net as of December 31, 2013, 2012 and 2011 consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Interest income	$62	$51	$13
Transaction gains (losses), net on foreign exchange	(251)	(259)	(393)
Other non-operating loss, net	(218)	(18)	(15)
Other income (expense), net	$(407)	$(226)	$(395)

10. COMMITMENTS AND CONTINGENCIES

     Office Facility Lease—The Company leases its office facilities under operating lease agreements that expire from 2014 to 2021. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

     On May 9, 2012, the Company entered into an office lease (the “Lease”) to lease space for its corporate headquarters located in San Francisco, California from Stockbridge 138 New Montgomery LLC (the “Landlord”). Pursuant to the Lease, the Company will lease premises containing 110,412 square feet of space at 140 New Montgomery Street for a term of eight years beginning October 1, 2013.

     Rental expense was $8.7 million, $4.8 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

     Aggregate Future Lease Commitments—The Company’s minimum payments under noncancelable operating leases for equipment and office space having initial terms in excess of one year are as follows at December 31, 2013 (in thousands):

Operating
Year Ending December 31,	Leases
2014	$15,275
2015	17,366
2016	15,182
2017	14,091
2018	12,705
Thereafter	28,481
Total minimum lease payments	$103,100

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

     Qype, the Company’s indirect wholly-owned subsidiary, is party to a lawsuit regarding fees payable for directory data that Qype and its predecessor purchased from Deutsche Telekom AG (“Deutsche Telekom”) between 2005 and 2008 at a rate set by the German Federal Network Agency (“FNA”). Following German court decisions overturning the rate set by the FNA, Deutsche Telekom sued Qype in the Regional Court of Bonn on August 26, 2010 for approximately €1.5 million plus interest for additional fees for data delivered between 2005 and 2008. In August 2011, the court rejected Deutsche Telekom’s claim in full and Deutsche Telekom appealed the decision to the Higher Regional Court of Cologne, which referred the appeal to the Higher Regional Court in Düsseldorf in July 2012. Following a hearing in April 2013, the Higher Regional Court denied Deutsche Telekom’s appeal, and Deutsche Telekom did not challenge this decision. In August 2013, Deutsche Telekom filed a claim against Qype in the Regional Court of Cologne seeking approximately €441,900 in additional data service fees, plus interest, for data delivered in 2009, which it subsequently withdrew in November 2013.

     In addition, we are subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

Indemnification Agreements— In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

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

     In November 2011, the board of directors of the Company approved the establishment of The Yelp Foundation (the “Foundation”), a non-profit organization designed to support consumers and businesses in the communities in which the Company operates. The Foundation’s officers include several of the Company’s current officers. The Company’s board of directors approved a contribution and issuance of 520,000 shares of the Company’s common stock to the Foundation, of which the Foundation has sold 75,000 shares, including 50,000 shares in the IPO. The Company recorded an expense in the amount of $5.9 million for the contribution based on the fair value of the common stock on the date the shares were issued to the Foundation. The Company recorded the expense as a charitable contribution expense as it constituted an unconditional transfer of assets to an entity in a voluntary nonreciprocal transfer.

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

     Follow-on Offering

     In October 2013, the Company closed its follow-on offering of 4,312,500 shares of its Class A common stock (inclusive of 562,500 shares of Class A common stock from the full exercise of the overallotment option of shares granted to the underwriters). The public offering price of the shares sold in the offering was $67.00 per share. The total gross proceeds from the offering to the Company were $288.9 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $276.5 million.

     The following table presents the shares authorized and issued and outstanding as of the periods presented:

	December 31, 2013		December 31, 2012
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	59,163,134	200,000,000	23,380,283
Class B common stock, $0.000001 par value	100,000,000	11,711,359	100,000,000	40,124,986
Common stock, $0.000001 par value	200,000,000	—	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

     Common Stock Reserved for Future Issuance

     As of December 31, 2013, the Company had reserved shares of common stock for future issuances in connection with the following:

Options outstanding:	11,101,166
Restricted stock units outstanding	443,603
Available for future awards under the 2012 Equity Incentive Plan, as amended	2,526,300
Available for future issuance under the Employee Stock Purchase Plan	2,238,205
Total reserved for future issuance	16,309,274

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

     A summary of stock option activity for the year ended December 31, 2013 is as follows:

			Weighted-
			Average
			Remaining
			Contractual	Aggregate
			Term	Intrinsic Value
	Options Outstanding		(in years)	(in thousands)
		Weighted-
		Average
	Number of	Exercise
	Shares	Price
Options outstanding—December 31, 2012	10,113,176	$10.00	7.89	$96,992
Granted	4,420,302	29.72
Exercised	(2,648,121)	5.12
Canceled	(784,191)	21.03
Options outstanding—December 31, 2013	11,101,166	$18.24	8.17	$562,855

Options vested and expected to vest as of December 31, 2013	10,456,258	$17.71	8.12	$535,767
Options vested and exercisable as of December 31, 2013	3,866,336	$9.34	7.19	$230,476

     Aggregate intrinsic value represents the difference between the Company’s estimated fair value of its common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $90.7 million, $31.3 million and $10.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

     The weighted-average grant date fair value of options granted was $16.75, $0.72 and $4.48 for the years ended December 31, 2013, 2012 and 2011, respectively.

     As of December 31, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested stock options was approximately $80.1 million, which is expected to be recognized over a weighted-average time period of 2.76 years.

     The following table summarizes information about outstanding and vested stock options as of December 31, 2013:

	Options Outstanding			Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
Exercise Price	Options	Life	Exercise	Number of	Exercise
Range	Outstanding	(Years)	Price	Options	Price
$0.20 – $6.92	411,429	5.69	$4.04	366,445	$3.71
$7.16	3,727,293	7.01	7.16	2,556,633	7.16
$8.16 – $18.85	1,591,816	8.12	13.61	470,094	11.68
$18.91 – $21.13	379,447	9.16	20.27	57,166	19.96
$21.18	1,840,000	9.10	21.18	204,164	21.18
$21.24 – $26.03	1,518,232	8.98	24.66	142,583	24.32
$26.89 – $41.80	1,132,389	9.34	32.52	68,633	28.87
$51.98 – $66.80	391,285	9.70	61.69	618	66.18
$67.75	92,175	9.83	67.75	—	—
$68.95	17,100	10.00	68.95	—	—
Total	11,101,166	8.17	$18.24	3,866,336	$9.34

     RSUs and RSAs

     The Company began granting RSAs to its employees in July 2011. In March 2012, the Company began granting RSUs. The cost of RSAs and RSUs are determined using the fair value of the Company’s common stock on the date of grant. RSAs and RSUs generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter.

     A summary of restricted stock units and restricted stock awards activity for the year ended December 31, 2013 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-
		Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date Fair
	Shares	Fair Value	Shares	Value
Unvested—December 31, 2012	283,630	$23.30	115,971	$9.39
Granted	330,732	53.33	—	—
Released	(103,637)	24.42	(42,501)	9.36
Canceled	(67,122)	23.44	—	—
Unvested—December 31, 2013	443,603	$44.66	73,470	$9.41

     As of December 31, 2013, the Company had approximately $17.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs and RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3.34 years.

     Employee Stock Purchase Plan

     Concurrent with the effectiveness of the underwriting agreement in connection with the IPO on March 1, 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. The Company initiated an offering under the ESPP on June 3, 2013, with a twenty-four month duration, with purchase periods every six months, with the first purchase period of November 29, 2013. There were 81,900 shares purchased by employees under the ESPP at weighted-average purchase price of $23.93 per share. A new offering was initiated starting December 2, 2013, with a twenty-four month duration and with purchase periods occurring every six months, with the first purchase period in May 2014. The Company recognized $1.2 million of stock-based compensation related to the ESPP during the fiscal year ended December 31, 2013.

     Stock-Based Compensation Expense

     The fair value of options granted to employees is estimated on the grant date using the Black-Scholes-Merton option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility in the fair market value of the Company’s Class A common stock, a risk-free interest rate, expected dividends and the estimated forfeitures of unvested stock options. To the extent actual results differ from the estimates, the difference will be recorded as a cumulative adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. Expected forfeitures are based on the Company’s historical experience.

     The Company uses the straight-line method for expense attribution. For the years ended December 31, 2013, 2012 and 2011, the weighted-average assumptions are as follows:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	—	—	—
Annual risk-free rate	1.25%	1.01%	2.30%
Expected volatility	60.83%	62.76%	60.71%
Expected term (years)	6.17	6.18	6.08

     The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP for the fiscal year ended December 31, 2013:

Dividend yield	—
Annual risk-free rate	0.19%
Expected volatility	56.30%
Expected term (years)	1.25

     The following table summarizes the effects of stock-based compensation related to stock-based awards to employees and non-employees on the Company’s consolidated statements of operations as of December 31, 2013, 2012 and 2011, is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation effects in loss before income taxes:
Cost of revenue	$421	$122	$50
Sales and marketing	10,131	4,917	1,607
Product development	6,270	1,705	721
General and administrative	9,300	8,134	2,499
Restructuring and integration	555	—	—
Total stock-based compensation	$26,677	$14,878	$4,877

     During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $0.5 million, $0.3 million and $0.2 million, respectively, of stock-based compensation as website development costs.

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2013		2012		2011
	Class A	Class B	Class A	Class B
Net loss	$(6,291)	$(3,777)	$(3,464)	$(15,649)	$(16,668)
Add: accretion of redeemable convertible preferred stock	—	—	(6)	(26)	(189)
Net loss attributable to common stockholders	$(6,291)	$(3,777)	$(3,470)	$(15,675)	$(16,857)
Basic shares:
Weighted-average common shares outstanding	41,033	24,632	9,815	44,333	15,291
Diluted shares:
Weighted-average shares used to compute diluted net loss per share	41,033	24,632	9,815	44,333	15,291
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$(0.15)	$(0.35)	$(0.35)	$(1.10)
Diluted	$(0.15)	$(0.15)	$(0.35)	$(0.35)	$(1.10)

     The following employee stock awards were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Employee stock options	11,101	10,113	9,303
Restricted stock units	444	284	—
Restricted stock awards	73	116	169
Employee stock purchase plan	20	—	—

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

     The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	2013	2012	2011
United States	$(6,184)	$(12,624)	$(14,684)
Foreign	(3,046)	(6,367)	(1,882)
Total	$(9,230)	$(18,991)	$(16,566)

     The income tax provision is composed of the following (in thousands):

	2013	2012	2011
Current:
Federal	$—	$—	$—
State	145	3	20
Foreign	1,189	136	95
	1,334	139	115
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	(496)	(17)	(13)
	(496)	(17)	(13)
Total provision for income taxes	$838	$122	$102

     The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	2013	2012	2011
Tax benefit at federal statutory rate	(34.00%)	(34.00%)	(34.00%)
State—net of federal effect	(4.71)	(5.84)	(5.92)
Foreign rate differential	33.11	(38.74)	2.99
Stock-based compensation	1.21	7.96	7.26
Acquisition costs	0.51	2.39	0.00
Meals & Entertainment	3.74	3.05	1.07
Tax credits	(39.77)	(5.22)	0.00
Change in valuation allowance	45.02	70.13	27.71
Other	3.95	0.91	1.50
Effective tax rate	9.06%	0.64%	0.61%

     The increase in income tax expense in 2013 as compared to 2012 is primarily due to an increase in foreign earnings. The effective tax rate in 2013 reflects a $3.7 million tax benefit attributable to California Enterprise Zone credits related to 2007 through 2013. Management applied a full valuation allowance against the net deferred tax assets associated with the California Enterprise Zone credits.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	2013	2012
Deferred tax assets:
Reserves and others	$4,285	$3,673
Accrued legal	12	332
Stock-based compensation	10,416	4,295
Contribution carryforward	2,070	2,223
Net operating loss carryforward	17,335	17,810
Tax credit carryforward	4,671	1,002
Gross deferred tax assets	38,789	29,335
Valuation allowance	(31,166)	(25,714)
Total deferred tax assets	7,623	3,621
Deferred tax liabilities:
Depreciation and amortization	(7,095)	(3,593)
Total deferred tax liabilities	(7,095)	(3,593)
Net deferred tax assets	$528	$28

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     As of December 31, 2013 and 2012, based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets, except for those recorded in the UK and Australia entities, will not be realized. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets related to the UK and Australia will be realized. Accordingly, management has applied a full valuation allowance against its net deferred tax assets except for those recorded in the UK and Australia entities at December 31, 2013 and 2012. The net change in the total valuation allowance for the year ended December 31, 2013, 2012, and 2011 was an increase of approximately $5.5 million, $13.3 million and $4.5 million, respectively.

     At December 31, 2013, the Company has federal and state net operating loss carryforwards of approximately $113.3 million and $79.8 million respectively, expiring beginning in 2024 and 2014, respectively. Further, the Company has trading losses in Ireland of $15.9 million. The Ireland trading losses may be carried forward indefinitely against Ireland profits. The Company has losses of $11.8 million, $12.9 million, and $1.8 million in Germany, the United Kingdom and France, respectively, which may be carried forward indefinitely against profits in the respective jurisdictions as a result of the acquisition of Qype. At December 31, 2013, the Company has federal research credit carryforwards of approximately $2.0 million that expire beginning in 2024 and California research credit carryforwards of approximately $2.0 million which do not expire. At December 31, 2013, the Company also has $3.7 million of California Enterprise Zone credit, expiring beginning in 2023.

     Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company completed a Section 382 and 383 analysis through 2012 and determined that an ownership change, as defined under Section 382 and 383 of the Internal Revenue Code, occurred in prior years. The Company does not expect the limitation to result in a reduction in total amount utilizable. Further, Qype’s loss carryforwards may be subject to limitations under the applicable laws of the taxing jurisdictions due to ownership change limitations.

     As a result of certain realization requirements of the accounting guidance for stock-based compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2013 and 2012 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Approximately $93.2 million of federal net operating losses and $66.6 million of state net operating losses are related to tax stock option deductions in excess of book deductions. The Company uses the accounting guidance for income taxes for purposes of determining when excess tax benefits have been realized.

     It is the intention of the Company to reinvest the earnings from Canada, France, Germany, United Kingdom, and Yelp Ireland Holding Company Limited. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of December 31, 2013, $4.3 million of cumulative amount of earnings upon which U.S. income taxes have not been provided.

     As of December 31, 2013 and 2012, the Company has $1.8 million and $0.6 million, respectively, of unrecognized tax benefits. The Company had a nominal amount of unrecognized tax benefits during the year ended December 31, 2011.

     A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	2013	2012	2011
Balance at the beginning of the year	$611	$1	$1
Increase based on tax positions related to the prior year	3	495	—
Increase based on tax positions related to the current year	1,160	115	—
Balance at the end of the year	$1,774	$611	$1

     As of December 31, 2013, $1.6 million of the Company’s $1.8 million unrecognized tax benefits are subject to full valuation allowance and, if recognized, will not affect the annual effective tax rate. Included in the balance of unrecognized tax benefits as of December 31, 2013, 2012, and 2011, is an immaterial amount of tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2013, 2012, and 2011, the Company had immaterial amounts related to the accrual of interest and penalties.

     The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the year ended December 31, 2013.

     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. Due to the Company’s net losses, substantially all of its federal, state and foreign income tax returns since inception are still subject to audit.

     During January 2013, the U.S. Federal Research and Development Tax Credit was reinstated retroactively to 2012. The U.S. Federal Research and Development Tax Credit benefit was recorded in the first quarter of 2013, the period of enactment.

     On September 13, 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. Several of the provisions within the regulations will require a tax accounting method change to be filed with the IRS, resulting in a cumulative effect adjustment; however, we do not anticipate the impact of these changes to be material to our consolidated financial position, consolidated results of operations, or both.

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

     Revenue by geography is based on the billing address of the customer. The following tables present the Company’s revenue by product line, as well as revenue and long-lived assets by geographic region for the periods presented (in thousands):

     Net revenue

	Year Ended December 31,
	2013	2012	2011
Net revenue by product:
Local advertising	$192,983	$109,159	$58,473
Brand advertising	27,960	20,579	17,686
Other services	12,045	7,829	7,126
Total	$232,988	$137,567	$83,285

     For the fiscal years ended December 31, 2013 and 2012, revenue generated internationally was 4.6% and 2.2%, respectively. During the year ended December 31, 2011, all of the Company’s revenue was generated in the United States. No individual customer accounted for 10% or more of consolidated net revenue in any of such periods.

     Long-Lived Assets

	December 31,
	2013	2012	2011
United States	$29,186	$14,275	$11,675
All Other Countries	1,786	702	54
Total long-lived assets	$30,972	$14,977	$11,729

16. CORRECTION OF ERROR

     Subsequent to the issuance of the Company’s 2012 consolidated financial statements, the Company identified immaterial corrections in the classification of certain balances within prepaid expenses and other current assets and also within accrued liabilities. Specifically, prepaid rent was recorded in prepaid expenses and other current assets when the underlying terms would indicate that the prepaid rent should be recorded in other assets. In addition, the Company previously recorded deferred rent as an accrued liability when the underlying terms would indicate that a portion of the deferred rent should have been recorded as long-term liabilities. The correction of the above items have no impact on revenue, net loss or the Company’s cash flows. The following table presents the correction of these items from originally reported amounts for the year ended December 31, 2012:

	As Originally Reported	As Corrected
	(in thousands)
Prepaid expenses and other current assets	$4,912	$4,470
Total current assets	111,774	111,332
Other assets	$182	$624
Accrued liabilities	$16,367	$14,974
Total current liabilities	21,507	20,114
Long-term liabilities	$527	$1,920

EXHIBIT INDEX

						Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated October 23, 2012, by and among Yelp Inc., Yelp Ireland Ltd., Qype GmbH and the shareholders of Qype GmbH.	8-K	001-35444	99.1	10/24/2012

2.2	Agreement and Plan of Merger, dated July 18, 2013, by and among Yelp Inc., Ranger Merger Corp., Ranger Merger LLC, SeatMe, Inc. and Alexander Kvamme, as Stockholders’ Agent.	8-K	001-35444	99.1	7/24/2013

3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012

3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012

4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012

10.1	Fourth Amended and Restated Investor Rights Agreement, by and between Yelp Inc. and the investors listed on Schedules I and II thereto, dated January 22, 2010.	S-1	333-178030	10.1	11/17/2011

10.2*	Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.2	11/17/2011

10.3*	Form of Option Agreement and Option Grant Notice under Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.3	11/17/2011

10.4*	2011 Equity Incentive Plan.	S-1/A	333-178030	10.4	2/3/2012

10.5*	Forms of Option Agreement and Option Grant Notice under 2011 Equity Incentive Plan.	S-1/A	333-178030	10.5	2/3/2012

10.6*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1/A	333-178030	10.6	2/3/2012

10.7*	Amended and Restated Offer Letter, by and between Yelp Inc. and Geoff Donaker, dated February 3, 2012.	S-1/A	333-178030	10.7	2/3/2012

10.8*	Amended and Restated Offer Letter, by and between Yelp Inc. and Rob Krolik, dated February 3, 2012.	S-1/A	333-178030	10.8	2/3/2012

10.9*	Amended and Restated Offer Letter, by and between Yelp Inc. and Jed Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012

10.10*	Amended and Restated Offer Letter, by and between Yelp Inc. and Laurence Wilson, dated February 3, 2012.	S-1/A	333-178030	10.10	2/3/2012

10.11	Galleria Corporate Center Lease between Yelp Inc. and JEMB SCOTTSDALE LLC, dated January 20, 2010; First Amendment to Lease, dated January 4, 2011; Second Amendment to Lease, dated August 8, 2011.	S-1/A	333-178030	10.13	2/3/2012

						Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.12	License Agreement between Harrison 160, LLC, as Licensor, and MRL Ventures Inc., as Licensee, dated as of April 16, 2004; Addendums through November 10, 2011.	S-1/A	333-178030	10.14	2/3/2012

10.13*	Offer Letter, by and between Yelp Inc. and Jeremy Stoppelman, dated February 3, 2012.	S-1/A	333-178030	10.15	2/3/2012

10.14*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.1	6/11/2013

10.15*	Form of Option Agreement and Grant Notice and RSU Award Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012

10.16*	2012 Employee Stock Purchase Plan.	S-1/A	333-178030	10.18	2/3/2012

10.17*	Executive Severance Benefit Plan.	S-1/A	333-178030	10.19	2/3/2012

10.18*	Secondment Agreement, dated April 25, 2012, by and between Yelp Inc. and Jed Nachman.	8-K	001-35444	99.1	4/27/2012

10.19	Lease Agreement, by and between Yelp UK Limited and Knight Frank LLP, dated March 1, 2012.	10-Q	001-35444	10.11	5/4/2012

10.20	Office Lease, dated May 9, 2012, by and between Yelp Inc. and Stockbridge 138 New Montgomery LLC.	8-K	001-35444	10.1	5/10/2012

10.21*	2013 Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		2/8/2013

10.22	Master Subscription Agreement, dated May 18, 2007, by and between Yelp Inc. and salesforce.com.					X

21.1	Subsidiaries of Yelp Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page).					X

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS#	XBRL Instance Document.					X

101.SCH#	XBRL Taxonomy Extension Schema Document.					X

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
*	Indicates management contract or compensatory plan or arrangement.

†	The certifications attached as Exhibit 32.1 accompany this Annual Report, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

#	Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation related to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.