Form 10-Q
period 2014-03-31
YELP INC
filed 2014-05-05
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

       As of April 25, 2014, there were 61,059,922 shares of registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 10,601,908 shares of registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

YELP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31,	2
	2014 and 2013.
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three	3
	Months Ended March 31, 2014 and 2013.
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March	4
	31, 2014 and 2013.
	Notes to Condensed Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4.	Controls and Procedures.	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	42
Item 3.	Defaults Upon Senior Securities.	43
Item 4.	Mine Safety Disclosures.	43
Item 5.	Other Information.	43
Item 6.	Exhibits.	43

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$399,320	$389,764
Accounts receivable (net of allowance for doubtful accounts of $899 and $810
at March 31, 2014 and December 31, 2013, respectively)	21,376	21,317
Prepaid expenses and other current assets	9,087	5,752

Total current assets	429,783	416,833

Property, equipment and software, net	33,298	30,666
Goodwill	59,635	59,690
Intangibles, net	4,615	5,235
Restricted cash	3,655	3,247
Other assets	2,488	306

Total assets	$533,474	$515,977

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,578	$3,364
Accrued liabilities	23,992	19,004
Deferred revenue	2,184	2,621
Total current liabilities	27,754	24,989

Long-term liabilities	5,784	4,505

Total liabilities	33,538	29,494

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.000001 par value—500,000,000 shares authorized;
71,552,141 and 70,874,493 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	569,925	553,753
Accumulated other comprehensive income	3,102	3,186
Accumulated deficit	(73,091)	(70,456)

Total stockholders’ equity	499,936	486,483

Total liabilities and stockholders’ equity	$533,474	$515,977

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net revenue	$76,407	$46,133
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,077	3,340
Sales and marketing	45,121	28,194
Product development	13,982	7,236
General and administrative	13,170	8,764
Depreciation and amortization	3,661	2,478
Restructuring and integration	—	675
Total costs and expenses	81,011	50,687

Loss from operations	(4,604)	(4,554)
Other income (expense), net	(2)	(201)

Loss before income taxes	(4,606)	(4,755)
Benefit (provision) for income taxes	1,971	(44)

Net loss attributable to common stockholders (Class A and B)	$(2,635)	$(4,799)

Net loss per share attributable to common stockholders (Class A and B)
Basic	$(0.04)	$(0.08)

Diluted	$(0.04)	$(0.08)

Weighted-average shares used to compute net loss per share attributable to common stockholders (Class A and B)
Basic	71,171	63,733

Diluted	71,171	63,733

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(2,635)	$(4,799)
Other comprehensive income (loss):
Foreign currency translation adjustments	(84)	(1,709)
Other comprehensive income (loss)	(84)	(1,709)

Comprehensive loss	$(2,719)	$(6,508)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(2,635)	$(4,799)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	3,661	2,478
Provision for doubtful accounts and sales returns	1,186	551
Stock-based compensation	9,456	5,160
Loss on disposal of assets and website development costs	—	50
Excess tax benefit from share-based award activity	(39)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,249)	(1,204)
Prepaid expenses and other assets	(5,928)	(1,515)
Accounts payable and accrued expenses	5,309	(1,176)
Deferred revenue	(438)	281

Net cash provided by (used in) operating activities	9,323	(174)

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(4,246)	(943)
Capitalized website and software development costs	(1,592)	(969)
Change in restricted cash	(397)	—

Net cash used in investing activities	(6,235)	(1,912)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	6,735	1,657
Excess tax benefit from share-based award activity	39	—
Repurchase of common stock	(361)	(81)

Net cash provided by financing activities	6,413	1,576

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS	55	(116)

CHANGE IN CASH AND CASH EQUIVALENTS	9,556	(626)
CASH AND CASH EQUIVALENTS—Beginning of period	389,764	95,124
CASH AND CASH EQUIVALENTS—End of period	$399,320	$94,498

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW
INFORMATION:
Cash paid for income taxes, net of refunds	$115	$13

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and
accruals	$1,880	$1,296
Capitalized website and software development costs recorded in accounts
payable and accruals	67	—
Goodwill measurement period adjustment	—	1,153

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

     Basis of Presentation

     The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 (the “Annual Report”). The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

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

     Use of Estimates

     The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

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

     The following table represents the Company’s financial instruments measured at fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds(1)	$360,718	$—	$—	$360,718	$360,690	$—	$—	$360,690

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

     Qype GmbH

     On October 23, 2012, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., completed the acquisition of all the outstanding equity interests of Qype GmbH and its subsidiaries (collectively, “Qype”) for approximately $24.3 million in cash and Yelp Class A common stock with an approximate fair value of $23.3 million. Of the total consideration paid in connection with the acquisition, $10.3 million was held in the form of cash in escrow to secure indemnification obligations. The balance remaining in the escrow fund relating to this acquisition was approximately $9.5 million as of March 31, 2014. The acquisition was accounted for as a business combination in accordance with ASC 805, with the results of Qype’s operations included in the consolidated financial statements starting on October 23, 2012. The key factors underlying the acquisition were to secure an established European market presence, obtain Qype’s content and traffic and the opportunity for expansion.

     In October 2012, following the acquisition of Qype, the Company announced its plan to reduce the size of the Qype workforce and terminate several of Qype’s leases. These actions were made in order to reduce the Company’s cost structure, enhance operating efficiencies and strengthen the Company’s business to achieve long-term profitable growth. As a result of this plan, the Company incurred restructuring charges during the fourth quarter of 2012 and the first quarter of 2013, which were included in the restructuring and integration costs in the consolidated statements of operations for such periods. The Company recorded restructuring charges of $1.9 million through December 31, 2013. The remaining restructuring liability was immaterial as of March 31, 2014 and as of December 31, 2013.

4. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Cash and cash equivalents
Cash	$38,602	$29,074
Money market funds	360,718	360,690
Total cash and cash equivalents	$399,320	$389,764

     In addition, the lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of March 31, 2014 and December 31, 2013, the Company had restricted cash in the aggregate amount of $3.7 million and $3.2 million, respectively, related to such letters of credit.

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET

     Property, equipment and software, net as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Computer equipment	$13,960	$13,348
Software	623	541
Capitalized website and internally developed software costs	15,809	13,878
Furniture and fixtures	4,592	4,388
Leasehold improvements	16,312	13,984
Telecommunication	2,371	2,179
Total	53,667	48,318
Less accumulated depreciation	(20,369)	(17,652)
Property, equipment and software, net	$33,298	$30,666

     Depreciation expense for the three months ended March 31, 2014 and 2013 was approximately $2.8 million and $1.7 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

     The Company’s goodwill is the result of the acquisition of Qype on October 23, 2012 and the acquisition of SeatMe on July 24, 2013, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired.

     The changes in the carrying amount of goodwill during the three months ended March 31, 2014 were as follows (in thousands):

Balance as of December 31, 2013	$59,690
Effect of currency translation	(55)
Balance as of March 31, 2014	$59,635

     Intangible assets at March 31, 2014 and December 31, 2013 consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
March 31, 2014:
Content	$3,421	$(984)	$2,437	3.6 years
Advertiser relationships	2,051	(1,474)	577	0.6 years
Developed technology	1,850	(544)	1,306	4.7 years
Trade name and other	553	(345)	208	0.9 years
Domains	250	(163)	87	3.8 years
	$8,125	$(3,510)	$4,615

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2013:
Content	$3,413	$(811)	$2,602	3.8 years
Advertiser relationships	2,045	(1,214)	831	2.0 years
Developed technology	1,851	(422)	1,429	4.8 years
Trade name and other	553	(276)	277	1.1 years
Domains	250	(154)	96	3.9 years
	$8,112	$(2,877)	$5,235

     Amortization expense was $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

     As of March 31, 2014, the estimated future amortization of purchased intangible assets for (i) the remaining nine months of 2014, (ii) each of the succeeding four years and (iii) the succeeding fifth year and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2014 (from April 1, 2014)	$1,601
2015	958
2016	918
2017	785
2018	227
2019 and thereafter	126
Total amortization	$4,615

7. ACCRUED LIABILITIES

     Accrued liabilities as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Accrued employee related expenses	$3,874	$1,784
Accrued vacation	3,836	2,950
Accrued bonus and commissions	4,090	3,707
Deferred rent	457	298
Accrued legal	1,003	656
Accrued taxes	1,678	1,837
Accrued payroll tax	1,871	1,508
Merchant revenue share liability	1,649	932
Fixed asset purchase commitments	726	2,247
Other accrued expenses	4,808	3,085
Total	$23,992	$19,004

8. OTHER INCOME (EXPENSE), NET

     Other income (expense), net for the three months ended March 31, 2014 and 2013 consists of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Interest income	$34	$14
Transaction gain (loss) on foreign exchange	(49)	(162)
Other non-operating income (loss), net	13	(53)
Other income (expense), net	$(2)	$(201)

9. COMMITMENTS AND CONTINGENCIES

     Office Facility Leases — The Company leases its office facilities under operating lease agreements that expire from November 2014 to September 2021. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

     Rental expense was $3.6 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.

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

10. STOCKHOLDERS’ EQUITY

     Follow-on Offering

     In October 2013, the Company closed a follow-on offering of 4,312,500 shares of its Class A common stock (inclusive of 562,500 shares of Class A common stock from the full exercise of the overallotment option of shares granted to the underwriters). The public offering price of the shares sold in the offering was $67.00 per share. The total gross proceeds from the offering to the Company were $288.9 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $276.5 million.

     The following table presents the shares authorized and issued and outstanding as of the periods presented:

	March 31, 2014		December 31, 2013
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	60,908,205	200,000,000	59,163,134
Class B common stock, $0.000001 par value	100,000,000	10,643,936	100,000,000	11,711,359
Common stock, $0.000001 par value	200,000,000	—	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

     Equity Incentive Plans

     The Company has outstanding awards under three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2012 Equity Incentive Plan, as amended (the “2012 Plan”). In July 2011, the Company terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the Company’s initial public offering (“IPO”), all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance units and/or performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.

Stock Options

     Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest either over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter, or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year. Options granted generally are exercisable for up to 10 years. A summary of stock option activity for the three months ended March 31, 2014, is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value
	Shares	Price	years)	(in thousands)
Outstanding – January 1 , 2014	11,101,166	$18.24	8.17	$562,855
Granted	97,750	83.63
Exercised	(657,475)	10.24
Canceled	(143,570)	33.88
Outstanding – March 31, 2014	10,397,871	$19.15	7.97	$601,459
Options vested and expected to vest as of March 31, 2014	9,836,565	$18.59	7.93	$574,356
Options vested and exercisable as of March 31, 2014	3,804,064	$10.14	7.08	$254,083

     Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock on the New York Stock Exchange on March 31, 2014 of $76.93 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $52.0 million and $16.0 million for the three months ended March 31, 2014 and 2013, respectively. The weighted-average grant date fair value of options granted was $45.83 and $12.19 per share for the three months ended March 31, 2014 and 2013, respectively.

     As of March 31, 2014, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested stock options was approximately $75.5 million, which is expected to be recognized over a weighted-average time period of 2.58 years.

     RSUs and RSAs

     The cost of RSUs and RSAs are determined using the fair value of the Company’s common stock on the date of grant. RSUs and RSAs generally vest either over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter, or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year.

     A summary of RSU and RSA activity for the three months ended March 31, 2014 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-
		Average		Weighted-
		Grant		Average Grant
	Number of	Date Fair	Number	Date Fair
	Shares	Value	of Shares	Value
Unvested—January 1, 2014	443,603	$44.66	73,470	$9.41
Granted	139,305	79.71	—	—
Released	(21,267)	32.23	(9,688)	9.16
Canceled	(15,034)	52.65	—	—
Unvested—March 31, 2014	546,607	$53.86	63,782	$9.45

     As of March 31, 2014, the Company had approximately $26.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs and RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3.44 years.

     Employee Stock Purchase Plan

     Concurrent with the effectiveness of the underwriting agreement in connection with the IPO on March 1, 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. The Company initiated an offering under the ESPP on June 3, 2013, with a 24-month duration and purchase periods every six months. The first purchase period ended on November 29, 2013. A new offering was initiated starting December 2, 2013, with a 24-month duration and purchase periods every six months. The first purchase period will end in May 2014. There were no shares purchased by employees under the ESPP during the quarter ended March 31, 2014. The Company recognized $1.1 million of stock-based compensation related to the ESPP during the quarter ended March 31, 2014.

     Stock-Based Compensation

     The following table summarizes the effects of stock-based compensation related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock-based compensation effects in loss before income taxes:
Cost of revenue	$150	$72
Sales and marketing	3,397	1,988
Product development	3,042	816
General and administrative	2,867	1,729
Restructuring and integration	—	555
Total stock-based compensation	$9,456	$5,160

     During the three months ended March 31, 2013, the Company recognized $0.6 million of stock-based compensation related to the acceleration of vesting of RSUs associated with the Qype restructuring plan described in Note 3. The Company capitalized stock-based compensation as website and internal use software development costs of $0.3 million and $0.1 million in the three months ended March 31, 2014 and 2013, respectively.

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

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014		2013
	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(2,217)	$(418)	$(1,765)	$(3,035)

Basic shares:
Weighted-average common shares outstanding	59,868	11,303	23,434	40,298
Diluted shares:
Weighted-average shares used to compute diluted
net loss per share	59,868	11,303	23,434	40,298
Net loss per share attributable to common stockholders:
Basic	$(0.04)	$(0.04)	$(0.08)	$(0.08)
Diluted	$(0.04)	$(0.04)	$(0.08)	$(0.08)

     The following stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	10,398	11,430
Restricted stock units	547	311
Restricted stock awards	64	106
Employee stock purchase plan	89	—

12. INCOME TAXES

     The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

     The Company recorded an income tax benefit of approximately $2.0 million and an income tax expense of $44,000 for the three months ended March 31, 2014 and 2013, respectively. The tax benefit for the three months ended March 31, 2014 was primarily due to recognition of an income tax benefit of approximately $2.0 million related to the release of valuation allowance on foreign net operating losses. The tax expense for the three months ended March 31, 2013 related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the three months ended March 31, 2014, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the three months ended March 31, 2014 may not be realized by the end of the 2014 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the three months ended March 31, 2014. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment and non-deductible stock-based compensation expense.

     As of March 31, 2014, the total amount of gross unrecognized tax benefits was $1.8 million, $1.6 million of which is subject to a full valuation allowance and would not affect our effective tax rate if recognized. Included in the balance of unrecognized tax benefits as of March 31, 2014, is an immaterial amount of tax benefits that, if recognized, would affect the effective tax rate. As of March 31, 2014, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended March 31, 2014, the Company’s gross unrecognized tax benefits increased by $70,000, $30,000 of which would affect our effective tax rate if recognized. The Company does not have any tax positions as of March 31, 2014 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

     Revenue by geography is based on the billing address of the customer. The following tables present the Company’s net revenue by product line and long-lived assets by geographic region for the periods presented (each in thousands):

Net Revenue

	Three Months Ended March 31,
	2014	2013
Net revenue by product:
Local advertising	$65,195	$38,967
Brand advertising	7,455	4,758
Other services	3,757	2,408

Total	$76,407	$46,133

     During the three months ended March 31, 2014 and 2013, a substantial majority of the Company’s revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in either period.

     Long-Lived Assets

	March 31,	December 31,
	2014	2013
United States	$31,818	$29,186
All Other Countries	3,968	1,786
Total long-lived assets	$35,786	$30,972

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward Looking Information

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

     Yelp connects people with great local businesses. Our users have contributed a total of approximately 56.9 million cumulative reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 132.5 million unique visitors used our website according to Google Analytics, a product that provides digital marketing intelligence, and our mobile application was used on approximately 10.9 million unique mobile devices on a monthly average basis during the quarter ended March 31, 2014. Businesses of all sizes use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the communities of contributors who write reviews, the consumers who read them and the local businesses that they describe.

     Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We expect to invest in features aimed at both attracting more, and increasing the usage of, users and businesses as we look to leverage our brand and benefit from accelerating network effect dynamics in our existing markets. In addition, we expect to invest further in product development to expand our platform by innovating and introducing new products to our website and mobile applications. For example, we added an easy way for users to book online reservations at local restaurants and bars through our acquisition of SeatMe, Inc., a web- and app-based reservation solution for restaurant and nightlife establishments (“SeatMe”).

     We also plan to continue investing in additional domestic and international markets. As of March 31, 2014, we are active in 61 Yelp markets in the United States and 59 Yelp markets internationally. This footprint represents a small portion of the potential domestic and international markets that we are currently targeting for expansion. Our domestic expansion plans include growth in our existing markets as well as expansion into new markets, many of which are smaller than our current markets, as we look to expand our breadth of coverage. Internationally, as we are in the early stages of establishing our footprint, we are targeting a mix of both large and small markets. For the three months ended March 31, 2014, revenue generated internationally accounted for three percent of our total revenue.

     While our core local advertising business in the United States has a significant and growing base of revenue, we have invested, and will continue to invest, in initiatives to enhance our monetization opportunities. In particular, we plan to continue to grow and develop advertising and e-commerce products and partner arrangements that provide incremental value to our advertisers and business partners. In 2013, we introduced the Yelp Platform, which allows consumers to transact directly on Yelp through partnerships with third parties. We have also announced partnerships that we expect to go live in 2014 that will provide consumers with the ability to complete transactions ranging from scheduling yoga sessions to making dentist appointments, all without leaving the Yelp Platform.

     Our overall strategy is to invest for long-term growth. During 2014, we expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally and continue the integration of SeatMe. As of March 31, 2014, we had 2,154 employees, which represents an increase of 46% compared to March 31, 2013.

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

     There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Key Metrics

     We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

  Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that are not recommended or that have been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include reviews that are not recommended and that have been removed because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our automated recommendation software continually reassesses which reviews to recommend based on new information, the “recommended” or “not recommended” status of reviews may change over time. Reviews that are not recommended or that have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the reviews that are not recommended for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of March 31, 2014, approximately 52.9 million reviews were available on business profile pages, including approximately 13.5 million reviews that were not recommended, after accounting for 4.0 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

     The following table presents the number of cumulative reviews as of the dates presented:

	As of March 31,
	2014	2013
	(in thousands)
Reviews	56,905	39,103

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

     The following table presents the average monthly number of unique visitors during the periods presented:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Unique Visitors	132,460	102,065

  Mobile Unique Visitors. Since unique visitors do not include visitors who access our platform solely through our mobile app, we also separately calculate mobile unique visitors to gauge mobile usage. We define mobile unique visitors for a given three-month period to be the sum of (i) the average number of monthly unique visitors who have visited our mobile website during that period (measured as described above) and (ii) unique mobile devices using our mobile app on a monthly average basis over that period. Under this method of calculation, an individual who accesses both our mobile website and our mobile app, or accesses either our mobile website or our mobile app from multiple mobile devices, will be counted as multiple mobile unique visitors. Multiple individuals who access either our mobile website or mobile app from a shared device will be counted as a single mobile unique visitor.

The following table presents the average monthly number of mobile unique visitors during the periods presented:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Mobile Unique Visitors	61,190	40,168

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

The following table presents the number of cumulative claimed local business locations as of the dates presented:

	As of March 31,
	2014	2013
	(in thousands)
Claimed Local Business Locations	1,623	1,103

  Active Local Business Accounts. The number of active local business accounts represents the number of local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

The following table presents the number of active local business accounts from which we recognized revenue during the periods presented:

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Active Local Business Accounts	74	45

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

The following is a reconciliation of net loss to adjusted EBITDA below for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Reconciliation of Adjusted EBITDA:

Net loss	$(2,635)	$(4,799)
(Benefit) provision for income taxes	(1,971)	44
Other income (expense), net	2	201
Depreciation and amortization	3,661	2,478
Stock-based compensation	9,456	4,605
Restructuring and integration	—	675
Adjusted EBITDA	$8,513	$3,204

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

Results of Operations

     The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2014 or any future period.

	Three Months Ended
	March 31,
	2014	2013
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Local advertising	85%	85%
Brand advertising	10	10
Other services	5	5

Total net revenue	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately
below)	7%	7%
Sales and marketing	59	61
Product development	18	16
General and administrative	17	19
Depreciation and amortization	5	5
Restructuring and integration	—	1

Total costs and expenses	106	109

Loss from operations	(6)	(10)
Other income (expense), net	—	(1)

Loss before income taxes	(6)	(11)
Benefit (provision) for income taxes	3	—

Net loss	(3)%	(10)%

Three Months Ended March 31, 2014 and 2013

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

     Other Services. We generate other revenue through partner arrangements, the sale of Yelp Deals and Gift Certificates, and monetization of remnant advertising inventory through third-party ad networks. Our revenue-sharing partner arrangements provide consumers with the ability to complete food delivery transactions and make online reservations through third parties directly on Yelp. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of the deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to customers through their business profile page. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate.

			2013 to
	Three Months Ended		2014%
	March 31,		Change
	2014	2013
	(dollars in thousands)
Net revenue by product:
Local advertising	$65,195	$38,967	67%
Brand advertising	7,455	4,758	57
Other services	3,757	2,408	56
Total net revenue	$76,407	$46,133	66%

Net revenue by product:
Local advertising	85%	85%
Brand advertising	10	10
Other services	5	5
Total net revenue	100%	100%

     Total net revenue increased $30.3 million, or 66%, in the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Our local advertising revenue increased $26.2 million, or 67%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $2.7 million, or 57%, primarily due to an increase in the average spend per brand advertiser driven primarily by increased advertising impressions per brand advertiser. In addition, our other services revenue increased by $1.3 million, or 56%, primarily due to an increase in revenue from partnership arrangements, the sale of Yelp Deals and remnant advertising inventory.

    Cost of Revenue

     Our cost of revenue consists primarily of credit card processing fees, web hosting expenses, Internet services costs and salaries, benefits and stock-based compensation for our infrastructure teams related to operating our website, as well as creative design for brand advertising, video production expenses and allocated facilities costs. We currently expect cost of revenue to increase on an absolute basis and remain relatively flat as a percentage of revenue in the near term as, consistent with our investment philosophy, we continue to expand data center capacity and headcount associated with supporting our website and mobile app.

			2013 to
	Three Months Ended		2014%
	March 31,		Change
	2014	2013
	(dollars in thousands)
Cost of revenue	$5,077	$3,340	52%
Percentage of net revenue	7%	7%

     In the three months ended March 31, 2014, cost of revenue increased $1.7 million, or 52%, compared to the three months ended March 31, 2013. This increase was primarily attributable to an increase of $0.7 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, setup costs, including video production, for active local business pages increased by $0.1 million due to increased demand by local businesses for video on their business pages, and expenses related to creative design for brand advertising customers increased $0.1 million. Merchant fees related to credit card transactions for local advertising also increased $0.7 million, and we added personnel to support our website infrastructure resulting in an increase of $0.1 million.

Sales and Marketing

     Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. We incur almost no sales and marketing expenses to acquire traffic to our website or mobile app. Our Community Managers are responsible for growing and fostering local communities, and coordinating events to raise awareness of our brand. We expect our community management costs to increase as we continue to expand to new markets and within existing markets. We expect our sales and marketing expenses to increase both domestically and internationally as we expand our domestic and international footprint, increase the number of active local business accounts and continue to build our brand. The substantial majority of these expenses will be related to hiring Community Managers and sales employees. We expect sales and marketing expenses to increase and to be our largest expense for the foreseeable future. For the three months ended March 31, 2014, we spent $5.7 million related to our international sales and marketing operations compared to $5.3 million for the three months ended March 31, 2013.

			2013 to
	Three Months Ended		2014%
	March 31,		Change
	2014	2013
	(dollars in thousands)
Sales and marketing	$45,121	$28,194	60%
Percentage of net revenue	59%	61%

     In the three months ended March 31, 2014, sales and marketing expenses increased $16.9 million, or 60%, compared to the three months ended March 31, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $9.7 million, including an increase in stock-based compensation of $1.4 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $2.9 million. In addition, we experienced an increase in facilities and related allocations of $3.0 million and domestic and international marketing and advertising costs of $1.3 million.

     Product Development

     Our product development expenses primarily consist of salaries, benefits and stock-based compensation for our engineers, product management and information technology personnel. In addition, product development expenses include outside services and consulting, allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives, and, as a result, we expect product development expenses to increase for the foreseeable future.

			2013 to
	Three Months Ended		2014%
	March 31,		Change
	2014	2013
	(dollars in thousands)
Product development	$13,982	$7,236	93%
Percentage of net revenue	18%	16%

     In the three months ended March 31, 2014, product development expenses increased $6.7 million, or 93%, compared to the three months ended March 31, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $6.4 million, including an increase in stock-based compensation of $2.2 million, and an increase in facilities and related expenses of $0.5 million. The increase was offset by a decrease of $0.2 million in the use of outside consultants as work was transitioned internally.

     General and Administrative

     Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, user operations, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs not allocated to other departments. We expect general and administrative expenses to increase for the foreseeable future as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

			2013 to
	Three Months Ended		2014%
	March 31,		Change
	2014	2013
	(dollars in thousands)
General and administrative	$13,170	$8,764	50%
Percentage of net revenue	17%	19%

     In the three months ended March 31, 2014, general and administrative expenses increased $4.4 million, or 50%, compared to the three months ended March 31, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $2.8 million, including an increase in stock-based compensation of $1.1 million. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $0.3 million and had an increase in bad debt expense of $0.7 million. In addition, we experienced an increase in facilities and related expenses of $0.6 million.

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

			2013 to
	Three Months Ended		2014%
	March 31,		Change
	2014	2013
	(dollars in thousands)
Depreciation and amortization	$3,661	$2,478	48%
Percentage of net revenue	5%	5%

     In the three months ended March 31, 2014, depreciation and amortization expense increased $1.2 million, or 48%, compared to the three months ended March 31, 2013. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal use software development costs increased $0.8 million and $0.3 million, respectively. In addition, amortization related to our intangibles increased $0.1 million primarily due to the intangibles acquired in the Qype and SeatMe acquisitions.

     Restructuring and Integration

			2013 to
	Three Months Ended		2014%
	March 31,		Change
	2014	2013
	(dollars in thousands)
Restructuring and integration	$—	$675	(100%)
Percentage of net revenue	—	1%

     In the quarter ended March 31, 2013, we announced our plan to further reduce the size of Qype workforce. These actions were made in order to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. We incurred restructuring and integration costs of $0.7 million in the three months ended March 31, 2013 as a result of this plan. The restructuring was completed during 2013.

     Other Income (Expense), Net

     Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents, gains and losses on the disposal of assets, and foreign exchange gains and losses.

			2013 to
			2014%
	As of March 31,		Change
	2014	2013
	(in thousands)
Interest income	$34	$14	143%
Transaction gain (loss) on foreign exchange	(49)	(162)	(70)
Other non-operating income (loss), net	13	(53)	(125)
Other income (expense), net	(2)	(201)	(99%)
Percentage of net revenue	—	—

     In the three months ended March 31, 2014, other income (expense), net decreased $0.2 million compared to the three months ended March 31, 2013. The decrease was largely driven by a favorable change in foreign currency exchange rates, primarily the exchange rate between the British pound sterling and Euro, which contributed to fewer transaction losses on foreign exchange in the three months ended March 31, 2014 compared to March 31, 2013.

     Benefit (provision) for Income Taxes

     Benefit (provision) for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards.

			2013 to
			2014%
	As of March 31,		Change
	2014	2013
	(in thousands)
Benefit (provision) for taxes	$1,971	$(44)	4,580%
Percentage of net revenue	3%	—

     For the three months ended March 31, 2014, the Company recognized a tax benefit primarily due to the release of a valuation allowance for foreign net operating losses.

Liquidity and Capital Resources

     As of March 31, 2014, we had cash and cash equivalents of $399.3 million. Cash and cash equivalents consist of cash and money market funds. Our cash held internationally as of March 31, 2014 was $6.3 million. We did not have any short-term or long-term investments as of March 31, 2014. Additionally, we did not have any outstanding bank loans or credit facilities in place as of March 31, 2014. To date, we have been able to finance our operations and our acquisitions of SeatMe and Qype through proceeds from private and public financings, including our IPO in March 2012, our follow-on offering in October 2013 and to a lesser extent from the exercise of employee stock options.

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

     Cash Flows

     The following table summarizes our cash flows for the periods presented.

	As of March 31,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:

Purchases of property and equipment	$4,246	$943
Depreciation and amortization	3,661	2,478
Cash flows provided by (used in) operating activities	9,323	(174)
Cash flows used in investing activities	(6,235)	(1,912)
Cash flows provided by financing activities	6,413	1,576

     Operating Activities

     We generated $9.3 million of cash in operating activities in the three months ended March 31, 2014, primarily resulting from our net loss of $2.6 million, offset by non-cash depreciation and amortization of $3.7 million, non-cash stock-based compensation of $9.4 million, and non-cash provision for doubtful accounts of $1.2 million. In addition, operating assets and liabilities changed by $2.4 million, primarily due to the timing of collections on accounts receivable and payments to vendors during the three months ended March 31, 2014.

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

     Investing Activities

     Our primary investing activity in the three months ended March 31, 2014 was the continued purchases of property and equipment to support the build out of our data centers, leasehold improvements for our new headquarters building in San Francisco and other locations and the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property and equipment, leaseholds and the development of software for the remainder of 2014 and thereafter.

     We used $6.2 million of cash in investing activities during the three months ended March 31, 2014. Cash used in investing activities primarily related to an increase in expenditures related to website development of $1.6 million, purchases of property, equipment, software and leasehold improvements of $4.2 million to support our growth in the business, and an increase in restricted cash of $0.4 million associated with letters of credit in connection with leased office space.

     We used $1.9 million of cash in investing activities during the three months ended March 31, 2013. Cash used in investing activities primarily related to an increase in expenditures related to website development of $1.0 million and purchases of property, equipment and software of $0.9 million to support our growth in the business.

     Financing Activities

     During the three months ended March 31, 2014, we generated $6.4 million in financing activities primarily due to net proceeds from the issuance of common stock upon the exercise of stock options.

     During the quarter ended March 31, 2013, we generated $1.6 million in financing activities primarily due to net proceeds from the issuance of common stock upon the exercise of stock options.

Off Balance Sheet Arrangements

     We did not have any off balance sheet arrangements in 2013 or the first three months of 2014.

Contractual Obligations

     We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2014 to 2021. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of March 31, 2014, we had one material long-term purchase obligation outstanding with a third party. As of March 31, 2014, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
(in thousands)
Operating lease obligations	$109,970	$17,676	$36,091	$28,003	$28,200

     The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of March 31, 2014, our total liability for uncertain tax positions was $1.8 million. We are not able to reasonably estimate the timing of future cash flow related to this liability. As a result, this amount is not included in above contractual obligations table.

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

     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s fair value is relatively insensitive to interest rate changes. During the three months ended March 31, 2014, we determined that the nominal difference in basis points for investing our cash and cash equivalents in longer-term investments did not warrant a change in our investment strategy. In future periods, we will continue to evaluate our investment policy in order to ensure that we continue to meet our overall objectives. We believe a hypothetical 10% increase in interest rates as of March 31, 2014 would have an immaterial impact on our investment portfolio.

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

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

     We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

  manage, measure and demonstrate the effectiveness of our advertising solutions and attract and retain new advertising clients, many of which may have only limited or no online advertising experience;

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

     Since our inception, we have incurred significant operating losses, and, as of March 31, 2014, we had an accumulated deficit of approximately $73.1 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $233.0 million in 2013, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. In addition, historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

*We rely on traffic to our website from search engines like Google and Bing, some of which offer products and services that compete directly with our solutions. If information from and links to our website are not displayed as prominently on search engine result pages as those from competing products and services, traffic to our website could decline and our business would be adversely affected.

     Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google and Bing. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Although traffic to our mobile app is less reliant on search results than traffic to our website, growth in mobile device usage may not decrease our overall reliance on search results if mobile users use our mobile website at the expense of our mobile app. In fact, growth in mobile device usage may exacerbate the risks associated with how and where our website is displayed in search results because mobile device screens are smaller than desktop computer screens and therefore display fewer search results. Our website has experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our website could adversely impact our business and results of operations.

     Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website from Internet searches during the three months ended March 31, 2014. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

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

     Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 43% of the businesses that have been reviewed on our platform and approximately 59% of our cumulative reviews through March 31, 2014. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

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

*Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain and expand our base of users and advertisers, as well as our ability to increase the frequency with which they use our solutions.

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

     Similarly, certain media outlets have previously reported allegations that a significant percentage of the reviews on our platform are not genuine. We dedicate significant resources to the goal of maintaining and enhancing the quality, authenticity and integrity of the reviews on our platform. In particular, our automated recommendation software analyzes all reviews submitted to our platform and highlights what it determines to be the most useful and reliable of them by publishing them directly on business listing pages. Our recommendation software is designed to avoid recommending content that we believe may be biased, unreliable or otherwise unhelpful; for example, our software may not recommend reviews written by users about whom we have limited information, reviews that may be biased because they were solicited from family, friends or favored customers, or unhelpful rants and raves. Our recommendation software operates continually, and the results of its determinations with respect to particular reviews may change over time as it factors in new information.

     In addition, we take steps to address reviews that may not be reliable through our consumer alerts program, coordination with consumer protection agencies and law enforcement, sting operations targeting the buying and selling of reviews and, in certain egregious cases, taking legal action against businesses we believe to be engaged in deceptive activities. We also remove content from our platform that violates our terms of service, including, without limitation: fake or defamatory content; content that has been bought, sold or traded; threatening, harassing or lewd content, as well as hate speech and other displays of bigotry; and content that violates the rights of any third party or any applicable law. As of March 31, 2014, approximately 69% of the reviews submitted to our platform were recommended; approximately 24% were not recommended but still accessible on our platform and approximately 7% had been removed. However, we cannot guarantee that each of the 39.4 million reviews on our platform that have been recommended and that have not been removed for violating our terms of service as of March 31, 2014 is useful or reliable. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and increase the frequency with which they use our platform.

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

     Negative publicity about our company, including our technology, sales practices, personnel, customer service or litigation or political activities, could diminish confidence in and the use of our products. Certain media outlets have previously reported allegations that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. These allegations, though untrue, could adversely affect our reputation and brand, require significant management time and attention, and subject us to inquiries or investigations. In order to demonstrate that our automated recommendation software applies in a nondiscriminatory manner to both advertisers and nonadvertisers, we have made all reviews that are not recommended accessible on our platform. We have also allowed businesses to comment publicly on reviews so that they can provide a response. Nevertheless, our reputation and brand, the traffic to our website and mobile app and our business may suffer if negative publicity about our company persists or if users otherwise perceive that content on our website and mobile app is manipulated or biased. Allegations and complaints regarding our business practices, and any resulting negative publicity, may also result in increased regulatory scrutiny of our company. In addition to requiring management time and attention, any regulatory inquiry or investigation could itself result in further negative publicity regardless of its merit or outcome. In addition, our website and mobile app also serve as a platform for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation. Similarly, the actions of our partners may affect our brand if users do not have a positive experience completing transactions on the Yelp Platform.

*If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.

     For the three months ended March 31, 2014, substantially all of our revenue was generated by the sale of advertising products. We have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince existing and prospective advertisers alike that our advertising products offer a material benefit and can generate a competitive return relative to other alternatives. Many prospective advertisers, such as those in new markets, may not be familiar with our products or view them as unproven. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. If we do not deliver ads in an effective manner, or we do not provide accurate analytics and measurement solutions that demonstrate the value of our ads, advertisers may choose not to advertise with us.

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

     We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 43% of the businesses that have been reviewed on our platform and approximately 59% of our cumulative reviews through March 31, 2014, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. The ratings and reviews that businesses receive from our users may also affect advertising decisions by current and prospective advertisers. For instance, favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise, and unfavorable ratings and reviews, on the other, could discourage businesses from advertising to an audience they perceive as hostile or cause them to form a negative opinion of our products and user base, which could discourage them from doing business with us.

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

     The market for information regarding local businesses and advertising is intensely competitive and rapidly changing. With the emergence of new technologies and market entrants, competition is likely to intensify in the future. Our competitors include, among others, offline media companies and service providers; newspaper, television and other media companies; Internet search engines, such as Google and Bing; and various other online service providers and review websites, including regional review websites that may have strong positions in particular countries.

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

*Our business is subject to complex and evolving U.S. and foreign regulations and other legal obligations related to privacy, data protection and other matters. Our actual or perceived failure to comply with such regulations and obligations could harm our business.

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

     Similarly, our business could be adversely affected if new legislation or regulations are adopted that are inconsistent with our current business practices and that require us to change these practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to the personal information of their users. The U.S. government, including the White House, the Federal Trade Commission (“FTC”) and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and the collection and use of data from mobile services. In addition, the European Union is in the process of promulgating a new general data protection regulation, which may result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Similarly, such changes could make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.

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

  our ability to expand successfully in existing markets, enter new markets and manage our international expansion;

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

     Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 64% of the voting power of our outstanding capital stock as of March 31, 2014. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even though their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

*Our share price has been and will likely continue to be volatile.

     The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2013 and March 31, 2014, our Class A common stock’s daily closing price has ranged from $19.70 to $98.04. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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

     Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers and employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2014, we had 60,908,205 shares of Class A common stock and 10,643,936 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Public Offering of Common Stock

     On March 2, 2012, we closed our initial public offering, in which we sold 8,172,500 shares of Class A common stock at a price to the public of $15.00 per share. The aggregate offering price for shares sold in the offering was approximately $122.6 million. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-178030), which was declared effective by the SEC on February 16, 2012. Our use of proceeds to date has been as described in our final prospectus (the “Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act on March 2, 2012, and has included the approximately $24.3 million cash portion of the purchase price of Qype and the approximately $2.2 million cash portion of the purchase price of SeatMe. There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus. We have invested the funds received that have not yet been utilized in registered money market funds.

Issuer Purchases of Equity Securities

     The table below provides information with respect to repurchases of shares of our Class B common stock. No shares of our Class A common stock were repurchased during this period.

Total Number of
			Shares	Maximum
			Purchased as	Number of
	Total	Weighted	Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
January 1 – January 31, 2014	—	—	—	—
February 1 – February 28, 2014	3,952	$91.37	—	—
March 1 – March 31, 2014	—	—	—	—
Total	3,952	$91.37	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. MINE SAFETY DISCLOSURES

     Not applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

     A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this report and is incorporated into this Item 6 by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELP INC.

Date: May 5, 2014	/s/ Rob Krolik
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