Form 10-Q
period 2014-06-30
YELP INC
filed 2014-07-31
CIK 1345016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

     As of July 25, 2014, there were 61,694,162 shares of registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 10,387,357 shares of registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

Yelp Inc.
Quarterly Report on Form 10-Q

     Unless the context otherwise indicates, where we refer in this Quarterly Report on Form 10-Q to our “mobile application” or “mobile app,” we refer to all of our applications for mobile-enabled devices. Similarly, references to our “website” refer to both the U.S. and international versions of our website, as well as the versions of our website dedicated to mobile-based browsers.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$290,386	$389,764
Short-term marketable securities	60,429	—
Accounts receivable (net of allowance for doubtful accounts of $985 and $810 at June 30, 2014 and December 31, 2013, respectively)	25,450	21,317
Prepaid expenses and other current assets	7,960	5,752

Total current assets	384,225	416,833

Long-term marketable securities	61,704	—
Property, equipment and software, net	37,462	30,666
Goodwill	59,271	59,690
Intangibles, net	3,996	5,235
Restricted cash	3,684	3,247
Other assets	2,814	306

Total assets	$553,156	$515,977

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,680	$3,364
Accrued liabilities	21,621	19,004
Deferred revenue	2,186	2,621
Total current liabilities	25,487	24,989

Long-term liabilities	6,424	4,505

Total liabilities	31,911	29,494

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.000001 par value per share—500,000,000 shares authorized; 71,995,243 and 70,874,493 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	588,829	553,753
Accumulated other comprehensive income	2,764	3,186
Accumulated deficit	(70,348)	(70,456)

Total stockholders’ equity	521,245	486,483

Total liabilities and stockholders’ equity	$553,156	$515,977

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$88,787	$55,023	$165,194	$101,156
Costs and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,845	4,018	10,922	7,358
Sales and marketing	47,798	30,803	92,919	58,997
Product development	14,726	7,997	28,708	15,233
General and administrative	13,257	10,148	26,427	18,912
Depreciation and amortization	4,034	2,637	7,695	5,115
Restructuring and integration	—	—	—	675
Total costs and expenses	85,660	55,603	166,671	106,290

Income (loss) from operations	3,127	(580)	(1,477)	(5,134)
Other expense, net	(15)	(66)	(17)	(267)

Income (loss) before income taxes	3,112	(646)	(1,494)	(5,401)
Benefit (provision) for income taxes	(369)	(232)	1,602	(276)

Net income (loss) attributable to common stockholders (Class A and B)	$2,743	$(878)	$108	$(5,677)

Net income (loss) per share attributable to common stockholders (Class A and Class B)
Basic	$0.04	$(0.01)	$0.00	$(0.09)

Diluted	$0.04	$(0.01)	$0.00	$(0.09)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (Class A and Class B)
Basic	71,714	64,576	71,444	64,163

Diluted	77,056	64,576	76,903	64,163

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$2,743	$(878)	$108	$(5,677)
Other comprehensive income (loss):
Foreign currency translation adjustments	(338)	714	(422)	(995)
Other comprehensive income (loss)	(338)	714	(422)	(995)

Comprehensive income (loss)	$2,405	$(164)	$(314)	$(6,672)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$108	$(5,677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,695	5,115
Provision for doubtful accounts and sales returns	2,581	1,301
Stock-based compensation	19,539	10,873
Loss on disposal of assets and website development costs	(5)	94
Premium amortization, net, on securities held-to-maturity	93	—
Excess tax benefit from share-based award activity	(460)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,716)	(4,404)
Prepaid expenses and other assets	(5,980)	(2,318)
Accounts payable and accrued expenses	3,567	215
Deferred revenue	(433)	(85)

Net cash provided by operating activities	19,989	5,114

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(7,212)	(4,966)
Capitalized website and internally developed software costs	(4,327)	(2,139)
Change in restricted cash	(397)	(1,768)
Proceeds from sale of property and equipment	14	—
Goodwill measurement period adjustment	—	1,153
Purchases of marketable securities	(122,226)	—

Net cash used in investing activities	(134,148)	(7,720)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	10,841	4,604
Proceeds from issuance of common stock for Employee Stock Purchase Plan	4,087	—
Excess tax benefit from share-based award activity	460	—
Repurchase of common stock	(642)	(193)

Net cash provided by financing activities	14,746	4,411

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	35	(134)

CHANGE IN CASH AND CASH EQUIVALENTS	(99,378)	1,671
CASH AND CASH EQUIVALENTS—Beginning of period	389,764	95,124
CASH AND CASH EQUIVALENTS—End of period	$290,386	$96,795

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$260	$83

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$1,185	$1,736
Capitalized website and software development costs recorded in accounts payable and accruals	$25	$—

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

     Basis of Presentation

     The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 (the “Annual Report”). The unaudited condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including certain notes to the financial statements.

     The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented.

     Significant Accounting Policies

     The Company determines the classification of its marketable securities at the time of purchase and re-evaluates these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for other-than-temporary impairment. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, and is included in interest income. Held-to-maturity securities with less than one year to maturity are included in short-term marketable securities. All other held-to-maturity securities are classified as long-term.

     There have been no other material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in the Annual Report.

     Recent Accounting Pronouncements Not Yet Effective

     In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The updated standard will replace most existing GAAP revenue recognition guidance when it becomes effective, and permits the use of either the retrospective or cumulative effect transition method. Early adoption of this accounting standard is not permitted. ASU 2014-09 will become effective for the Company in the first quarter of the year ending December 31, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

     Principles of Consolidation

     These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the unaudited interim condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company’s investments in money market accounts are recorded at fair value in the condensed consolidated balance sheets. All other financial instruments are classified as held-to-maturity investments and accordingly are recorded at amortized cost; however, the Company is required to determine the fair value of these investments on a recurring basis to identify any potential impairment. The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

     Level 1—Observable inputs, such as quoted prices in active markets,

     Level 2—Inputs other than the quoted prices in active markets that are observable directly or indirectly, or

     Level 3—Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

     This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds and U.S. government bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, corporate bonds and agency bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly.

     The following table represents the Company’s financial instruments measured at fair value as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds(1)	$243,489	$—	$—	$243,489	$360,690	$—	$—	$360,690
Commercial paper	—	31,979	—	31,979	—	—	—	—
Corporate bonds	—	30,510	—	30,510	—	—	—	—
Agency bonds	—	54,554	—	54,554	—	—	—	—
U.S. government bonds	5,011	—	—	5,011	—	—	—	—

Total	$248,500	$117,043	$—	$365,543	$360,690	$—	$—	$360,690

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

3. MARKETABLE SECURITIES

     The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within two years, as of June 30, 2014 are as follows (in thousands):

	As of June 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$31,979	$—	$—	$31,979
Corporate bonds	18,450	—	(20)	18,430
Agency bonds	10,000	—	(2)	9,998
U.S. government bonds	—	—	—	—
	$60,429	$—	$(22)	$60,407

Long-term marketable securities:
Corporate bonds	$12,103	$2	$(25)	$12,080
Agency bonds	44,591	2	(37)	44,556
U.S. government bonds	5,010	1	—	5,011
	$61,704	$5	$(62)	$61,647

Total marketable securities	$122,133	$5	$(84)	$122,054

     The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of June 30, 2014, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$25,427	$(45)	$—	$—	$25,427	$(45)
Agency bonds	43,054	(39)	—	—	43,054	(39)

Total	$68,481	$(84)	$—	$—	$68,481	$(84)

     The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended June 30, 2014, the Company did not recognize any other-than-temporary impairment loss. The Company had no investments in marketable securities outside of money market funds prior to April 1, 2014.

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

     The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of SeatMe’s operations included in the Company’s consolidated financial statements starting on July 24, 2013. The following table summarizes the consideration paid for SeatMe and the preliminary allocation of the purchase price, based on the estimated fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

     Qype GmbH

     On October 23, 2012, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., completed the acquisition of all the outstanding equity interests of Qype GmbH and its subsidiaries (collectively, “Qype”) for approximately $24.3 million in cash and Yelp Class A common stock with an approximate fair value of $23.3 million. Of the total consideration paid in connection with the acquisition, $10.3 million was held in the form of cash in escrow to secure indemnification obligations. The balance remaining in the escrow fund relating to this acquisition was approximately $9.5 million as of June 30, 2014. The acquisition was accounted for as a business combination in accordance with ASC 805, with the results of Qype’s operations included in the Company’s consolidated financial statements starting on October 23, 2012. The key factors underlying the acquisition were to secure an established European market presence, obtain Qype’s content and traffic and the opportunity for expansion.

     In October 2012, following the acquisition of Qype, the Company announced its plan to reduce the size of the Qype workforce and terminate several of Qype’s leases. These actions were made in order to reduce the Company’s cost structure, enhance operating efficiencies and strengthen the Company’s business to achieve long-term profitable growth. As a result of this plan, the Company incurred restructuring charges during the fourth quarter of 2012 and the first quarter of 2013, which were included in the restructuring and integration costs in the consolidated statements of operations for such periods. The Company recorded restructuring charges of $1.9 million through December 31, 2013. The remaining restructuring liability was immaterial as of June 30, 2014 and as of December 31, 2013.

5. CASH AND CASH EQUIVALENTS

     Cash and cash equivalents as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Cash and cash equivalents
Cash	$46,897	$29,074
Money market funds	243,489	360,690
Total cash and cash equivalents	$290,386	$389,764

     In addition, the lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of June 30, 2014 and December 31, 2013, the Company had restricted cash in the aggregate amount of $3.7 million and $3.2 million, respectively, related to such letters of credit.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET

     Property, equipment and software, net as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Computer equipment	$14,965	$13,348
Software	613	541
Capitalized website and internal-use software development costs	19,036	13,878
Furniture and fixtures	5,152	4,388
Leasehold improvements	18,497	13,984
Telecommunication	2,521	2,179
Total	60,784	48,318
Less accumulated depreciation	(23,322)	(17,652)
Property, equipment and software, net	$37,462	$30,666

     Depreciation expense for the three months ended June 30, 2014 and 2013 was approximately $3.1 million and $1.7 million, respectively, and for the six months ended June 30, 2014 and 2013, depreciation expense was approximately $5.9 million and $3.4 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

     The Company’s goodwill is the result of the acquisition of Qype on October 23, 2012 and the acquisition of SeatMe on July 24, 2013, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired.

     The changes in the carrying amount of goodwill during the six months ended June 30, 2014 were as follows (in thousands):

Balance as of December 31, 2013	$59,690
Effect of currency translation	(419)
Balance as of June 30, 2014	$59,271

     Intangible assets at June 30, 2014 and December 31, 2013 consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
June 30, 2014:
Content	$3,434	$(1,159)	$2,275	3.3 years
Advertiser relationships	2,062	(1,740)	322	0.3 years
Developed technology	1,846	(664)	1,182	4.7 years
Trade name and other	550	(412)	138	0.7 years
Domains	250	(171)	79	3.7 years
	$8,142	$(4,146)	$3,996

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2013:
Content	$3,413	$(811)	$2,602	3.8 years
Advertiser relationships	2,045	(1,214)	831	2.0 years
Developed technology	1,851	(422)	1,429	4.8 years
Trade name and other	553	(276)	277	1.1 years
Domains	250	(154)	96	3.9 years

	$8,112	$(2,877)	$5,235

     Amortization expense was $0.6 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively.

     As of June 30, 2014, the estimated future amortization of purchased intangible assets for (i) the remaining six months of 2014, (ii) each of the succeeding four years and (iii) the succeeding fifth year and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2014 (from July 1, 2014)	$974
2015	961
2016	921
2017	787
2018	227
2019 and thereafter	126
Total amortization	$3,996

8. ACCRUED LIABILITIES

     Accrued liabilities as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued employee related expenses	$1,454	$1,784
Accrued vacation	4,324	2,950
Accrued bonus and commissions	4,501	3,707
Deferred rent	738	298
Accrued legal	897	656
Accrued taxes	1,240	1,837
Accrued payroll tax	2,096	1,508
Merchant revenue share liability	727	932
Fixed asset purchase commitments	1,143	2,247
Other accrued expenses	4,501	3,085
Total	$21,621	$19,004

9. OTHER EXPENSE, NET

     Other expense, net for the three and six months ended June 30, 2014 and 2013 consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income	$202	$14	$236	$30
Transaction gain (loss) on foreign exchange	(128)	(61)	(177)	(223)
Other non-operating income (loss), net	(89)	(19)	(76)	(74)
Other expense, net	$(15)	$(66)	$(17)	$(267)

10. COMMITMENTS AND CONTINGENCIES

     Office Facility Leases — The Company leases its office facilities under operating lease agreements that expire from November 2014 to September 2021. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $3.7 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively, and was $7.3 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively.

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

     In February and March 2010, the Company was sued in two putative class actions on behalf of local businesses asserting various causes of action based on claims that the Company manipulated the ratings and reviews on its platform to coerce local businesses to buy its advertising products. These cases were subsequently consolidated in an action asserting claims for violation of the California Business and Professions Code, extortion and attempted extortion based on the conduct the plaintiffs allege and seeking monetary relief in an unspecified amount and injunctive relief. In October 2011, the court dismissed this consolidated action with prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit, which heard the appeal on July 11, 2013. The Ninth Circuit has not yet issued a decision. Accordingly, the Company is currently unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from this appeal.

     In March 2011, the Company was sued in an action on behalf of certain current and former employees asserting claims for violations of the federal Fair Labor Standards Act, the California Labor Code and the California Business and Professions Code seeking monetary relief in an unspecified amount. In December 2012, the court issued a judgment giving final approval to a settlement of this matter, without any admission of liability on the Company’s part, for payments by the Company in an aggregate amount of approximately $0.8 million. The Company had originally accrued for a settlement of approximately $1.3 million in the year ended December 31, 2010. The accrual was adjusted in the quarter ended December 31, 2012 for the final settlement amount, which was paid in the first quarter of 2013.

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

     While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s business, financial position, results of operations or cash flows.

11. STOCKHOLDERS’ EQUITY

     Follow-on Offering

     In October 2013, the Company closed a follow-on offering of 4,312,500 shares of its Class A common stock (inclusive of 562,500 shares of Class A common stock from the full exercise of the option to purchase additional shares granted to the underwriters). The public offering price of the shares sold in the offering was $67.00 per share. The total gross proceeds from the offering to the Company were $288.9 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, the aggregate net proceeds received by the Company totaled approximately $276.5 million.

     The following table presents the shares authorized and issued and outstanding as of the periods presented:

	June 30, 2014		December 31, 2013
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value per share	200,000,000	61,529,053	200,000,000	59,163,134
Class B common stock, $0.000001 par value per share	100,000,000	10,466,190	100,000,000	11,711,359
Common stock, $0.000001 par value	200,000,000	—	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

     Equity Incentive Plans

     The Company has outstanding awards under three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2012 Equity Incentive Plan, as amended (the “2012 Plan”). In July 2011, the Company terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the Company’s initial public offering (“IPO”), all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance units and performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.

     Stock Options

     Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest either over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter, or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year. Options granted generally are exercisable for up to 10 years. A summary of stock option activity for the six months ended June 30, 2014, is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value
	Shares	Price	years)	(in thousands)
Outstanding – January 1 , 2014	11,101,166	$18.24	8.17	$562,855
Granted	129,050	81.25
Exercised	(956,385)	11.34
Canceled	(362,360)	32.98
Outstanding – June 30, 2014	9,911,471	$19.19	7.71	$570,413
Options vested and expected to vest as of June 30, 2014	9,440,657	$18.70	7.67	$547,924
Options vested and exercisable as of June 30, 2014	4,148,881	$11.06	6.90	$272,265

     Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock on the New York Stock Exchange on June 30, 2014 of $76.68 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $15.3 million and $18.8 million for the three months ended June 30, 2014 and 2013, respectively, and $67.3 million and $34.8 million for the six months ended June 30, 2014 and 2013, respectively. The weighted-average grant date fair value of options granted was $41.30 and $16.83 per share for the three months ended June 30, 2014 and 2013, respectively, and $44.73 and $13.75 per share for the six months ended June 30, 2014 and 2013, respectively.

     As of June 30, 2014, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested stock options was approximately $68.4 million, which is expected to be recognized over a weighted-average time period of 2.39 years.

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

     A summary of RSU and RSA activity for the six months ended June 30, 2014 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-
		Average		Weighted-
		Grant		Average Grant
	Number of	Date Fair	Number	Date Fair
	Shares	Value	of Shares	Value
Unvested—January 1, 2014	443,603	$44.66	73,470	$9.41
Granted	428,589	75.56	—	—
Released	(36,633)	37.19	(19,063)	9.12
Canceled	(43,424)	55.39	—	—
Unvested—June 30, 2014	792,135	$61.14	54,407	$9.51

     As of June 30, 2014, the Company had approximately $43.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs and RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3.48 years.

     Employee Stock Purchase Plan

     Concurrent with the effectiveness of the underwriting agreement in connection with the IPO on March 1, 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. There were 133,905 shares purchased by employees under the ESPP at a weighted-average purchase price of $30.52 per share for the three and six months ended June 30, 2014. There were no shares purchased by employees under the ESPP for the three and six months ended June 30, 2013. The Company recognized $1.1 million and $0.1 million of stock-based compensation related to the ESPP during the three months ended June 30, 2014 and 2013, respectively, and $2.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

     Stock-Based Compensation

     The following table summarizes the effects of stock-based compensation related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock-based compensation effects in loss before income taxes:
Cost of revenue	$119	$105	$269	$177
Sales and marketing	3,728	2,282	7,125	4,270
Product development	3,456	1,040	6,498	1,856
General and administrative	2,780	2,286	5,647	4,015
Restructuring and integration	—	—	—	555
Total stock-based compensation	$10,083	$5,713	$19,539	$10,873

     During the three and six months ended June 30, 2013, the Company recognized zero and $0.6 million of stock-based compensation, respectively, related to the acceleration of vesting of RSUs associated with the Qype restructuring plan described in Note 4. The Company capitalized stock-based compensation as website development costs of $0.5 million and $0.1 million in the three months ended June 30, 2014 and 2013, respectively, and $0.8 million and $0.2 million in the six months ended June 30, 2014 and 2013, respectively.

12. NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities. Immediately prior to the consummation of the IPO in March 2012, all outstanding shares of preferred stock and common stock were converted to Class B common stock. As a result, shares of Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted into Class A common stock on a share-for-share basis at any time at the option of the stockholder, and are automatically converted into Class A common stock upon sale or transfer, subject to certain limited exceptions, and in connection with certain other conversion events.

     Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. The Company’s potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, and to a lesser extent, shares issuable upon the vesting of RSUs, RSAs, and purchases related to the ESPP. The dilutive effect of these potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of Class B common stock.

     The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,
	2014		2013
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$2,341	$402	$(421)	$(457)
Denominator:
Weighted-average shares outstanding	61,208	10,506	30,940	33,636
Basic net income (loss) per share attributable to common stockholders	$0.04	$0.04	$(0.01)	$(0.01)

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$2,341	$402	$(421)	$(457)
Reallocation of undistributed earnings as a result of conversion of Class B to
Class A shares	402	—	—	—
Reallocation of undistributed earnings to Class B shares	—	79	—	—
Allocation of undistributed earnings	$2,743	$481	$(421)	$(457)

Denominator:
Number of shares used in basic calculation	61,208	10,506	30,940	33,636
Weighted-average effect of dilutive securities
Conversion of Class B to Class A shares	10,506	—	—	—
Stock options	4,963	2,959	—	—
Other dilutive securities	379	48	—	—
Number of shares used in diluted calculation	77,056	13,513	30,940	33,636
Diluted net income (loss) per share attributable to common stockholders	$0.04	$0.04	$(0.01)	$(0.01)

	Six Months Ended June 30,
	2014		2013
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$92	$16	$(2,099)	$(3,578)
Denominator:
Weighted-average common shares outstanding	60,576	10,868	23,724	40,439
Basic net income (loss) per share attributable to common stockholders	$0.00	$0.00	$(0.09)	$(0.09)

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$92	$16	$(2,099)	$(3,578)
Reallocation of undistributed earnings as a result of conversion of
Class B to Class A shares	16	—	—	—
Reallocation of undistributed earnings to Class B shares	—	4	—	—
Allocation of undistributed earnings	$108	$20	$(2,099)	$(3,578)

Denominator:
Number of shares used in basic calculation	60,576	10,868	23,724	40,439
Weighted-average effect of dilutive securities
Conversion of Class B to Class A shares	10,868	—	—	—
Stock options	5,146	3,000	—	—
Other dilutive securities	313	48	—	—
Number of shares used in diluted calculation	76,903	13,916	23,724	40,439
Diluted net income (loss) per share attributable to common stockholders	$0.00	$0.00	$(0.09)	$(0.09)

       The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	411	11,630	86	11,630
Restricted stock units	—	254	—	254
Restricted stock awards	—	97	—	97
Employee stock purchase plan	—	12	—	12

13. INCOME TAXES

       The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

       The Company recorded an income tax provision of $0.4 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and an income tax benefit of $1.6 million and an income tax provision of $0.3 million for the six months ended June 30, 2014 and 2013, respectively. The tax benefit for the six months ended June 30, 2014 is due to recognition of an income tax benefit of approximately $2.0 million related to the release of valuation allowance on foreign net operating losses offset by approximately $0.4 million in foreign income taxes and state minimum taxes. The tax expense for the six months ended June 30, 2013 related to foreign income taxes and state minimum taxes. Based on the available objective evidence during the six months ended June 30, 2014, management believes it is more likely than not that the tax benefits of the U.S. losses incurred during the six months ended June 30, 2014 will not be realized by the end of the 2014 fiscal year. Accordingly, the Company did not record the tax benefits of the U.S. losses incurred during the six months ended June 30, 2014. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, and non-deductible stock-based compensation expense.

       As of June 30, 2014, the total amount of gross unrecognized tax benefits was $1.9 million, $1.7 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. Included in the balance of unrecognized tax benefits as of June 30, 2014, is an immaterial amount of tax benefits that, if recognized, would affect the effective tax rate. As of June 30, 2014, the Company had an immaterial amount related to the accrual of interest and penalties. During the six months ended June 30, 2014, the Company’s gross unrecognized tax benefits increased by $0.2 million, $0.1 million of which would affect the Company’s effective tax rate if recognized. The Company does not have any tax positions as of June 30, 2014 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly increase or decrease within the next 12 months.

14. INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS

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

       Revenue by geography is based on the billing address of the customer. The following tables present the Company’s net revenue by product line and long-lived assets by geographic region for the periods presented (in thousands):

       Net Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue by product:
Local advertising	$75,685	$44,797	$140,880	$83,764
Brand advertising	9,055	7,048	16,510	11,806
Other services	4,047	3,178	7,804	5,586
Total net revenue	$88,787	$55,023	$165,194	$101,156

       During the three and six months ended June 30, 2014 and 2013, a substantial majority of the Company’s revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in either period.

       Long-Lived Assets

	June 30,	December 31,
	2014	2013
United States	$35,498	$29,186
All Other Countries	4,778	1,786
Total long-lived assets	$40,276	$30,972

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Forward Looking Information

       This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “look,” “may,” “might,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

       Yelp connects people with great local businesses. Our users have contributed a total of approximately 61.3 million cumulative reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 137.8 million unique visitors used our website on a monthly average basis during the quarter ended June 30, 2014 according to Google Analytics, a product that provides digital marketing intelligence. Approximately 67.9 million mobile unique visitors used our mobile website and our mobile application on a monthly average basis during the quarter ended June 30, 2014. Businesses of all sizes use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the communities of contributors who write reviews, the consumers who read them and the local businesses that they describe.

       Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We expect to invest in features aimed at both attracting more, and increasing the usage of, users and businesses as we look to leverage our brand and benefit from accelerating network effect dynamics in our existing markets. In addition, we expect to invest further in product development to expand our platform by innovating and introducing new products to our website and mobile applications. For example, during the six months ended June 30, 2014, we launched Yelp Reservations, a tool that allows businesses in the restaurant and nightlife categories to take online reservations, and added the ability for consumers to message business owners directly through Yelp.

       We also plan to continue investing in additional domestic and international markets. As of June 30, 2014, we are active in 61 Yelp markets in the United States and 63 Yelp markets internationally. Our domestic expansion plans include growth in our existing markets as well as expansion into new markets, many of which are smaller than our current markets, as we look to expand our breadth of coverage. Internationally, as we are in the early stages of establishing our footprint, we are targeting a mix of both large and small markets. For the three months ended June 30, 2014, revenue generated internationally accounted for three percent of our total revenue.

       While our core local advertising business in the United States has a significant and growing base of revenue, we have invested, and will continue to invest, in initiatives to enhance our monetization opportunities. In particular, we plan to continue to grow and develop advertising and e-commerce products and partner arrangements that provide incremental value to our advertisers and business partners. In 2013, we introduced the Yelp Platform, which allows consumers to transact directly on Yelp through partnerships with third parties. Our current offerings include the ability to complete food delivery transactions and book spa appointments, and we expect to add the ability to complete transactions ranging from scheduling yoga sessions to making dentist appointments in the remainder of 2014.

       Our overall strategy is to invest for long-term growth. During the remainder of 2014, we expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally, and to continue the integration of SeatMe, Inc., the web- and app-based reservation solution for restaurant and nightlife establishments that we acquired in 2013 (“SeatMe”). As of June 30, 2014, we had 2,345 employees, which represents an increase of 53% compared to June 30, 2013.

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

      Recent Accounting Pronouncements Not Yet Effective

      In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The updated standard will replace most existing GAAP revenue recognition guidance when it becomes effective, and permits the use of either the retrospective or cumulative effect transition method. Early adoption of this accounting standard is not permitted. ASU 2014-09 will become effective for us in the first quarter of the year ending December 31, 2017. We have not yet selected a transition method and are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

Key Metrics

      We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

  Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that are not recommended or that have been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include reviews that are not recommended and that have been removed because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our automated recommendation software continually reassesses which reviews to recommend based on new information, the “recommended” or “not recommended” status of reviews may change over time. Reviews that are not recommended or that have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the reviews that are not recommended for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of June 30, 2014, approximately 57.0 million reviews were available on business profile pages, including approximately 14.5 million reviews that were not recommended, after accounting for 4.3 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

  The following table presents the number of cumulative reviews as of the dates presented:

	As of June 30,
	2014	2013
	(in thousands)
Reviews	61,342	42,526

  Unique Visitors. Unique visitors represent the average number of monthly unique visitors over a given three-month period. We define monthly unique visitors as the total number of unique visitors who have visited our website at least once in a given month, and we average the number of monthly unique visitors in each month of a given three-month period to calculate average monthly unique visitors. We calculate unique visitors as the number of “users” measured by Google Analytics, based on the use of unique cookie identifiers. Unique visitors do not include users who access our platform solely through our mobile app. Because the number of unique visitors is based on users with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor.

            The following table presents the average monthly number of unique visitors during the periods presented:

	Three Months Ended
	June 30,
	2014	2013
	(in thousands)
Unique Visitors	137,761	108,058

  Mobile Unique Visitors. Since unique visitors do not include users who access our platform solely through our mobile app, we also separately calculate mobile unique visitors to gauge mobile usage. We define mobile unique visitors for a given three-month period to be the sum of (i) the average number of monthly unique visitors who have visited our mobile website during that period (measured as described above) and (ii) unique mobile devices using our mobile app on a monthly average basis over that period. Under this method of calculation, an individual who accesses both our mobile website and our mobile app, or accesses either our mobile website or our mobile app from multiple mobile devices, will be counted as multiple mobile unique visitors. Multiple individuals who access either our mobile website or mobile app from a shared device will be counted as a single mobile unique visitor.

  The following table presents the average monthly number of mobile unique visitors during the periods presented:
	Three Months Ended
	June 30,
	2014	2013
	(in thousands)
Mobile Unique Visitors	67,886	45,064

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

  The following table presents the number of cumulative claimed local business locations as of the dates presented:
	As of June 30,
	2014	2013
	(in thousands)
Claimed Local Business Locations	1,751	1,222

  Active Local Business Accounts. The number of active local business accounts represents the number of active local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

  The following table presents the number of active local business accounts from which we recognized revenue in the given three-month periods presented:
	Three Months Ended
	June 30,
	2014	2013
	(in thousands)
Active Local Business Accounts	80	51

  Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; other expense, net; interest income; depreciation and amortization; stock-based compensation; and restructuring and integration costs. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non-GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

            The following is a reconciliation of adjusted EBITDA to net income (loss) below for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$2,743	$(878)	$108	$(5,677)
(Benefit) provision for income taxes	369	232	(1,602)	276
Other expense, net	15	66	17	267
Depreciation and amortization	4,034	2,637	7,695	5,115
Stock-based compensation (1)	10,083	5,713	19,539	10,318
Restructuring and integration	—	—	—	675
Adjusted EBITDA	$17,244	$7,770	$25,757	$10,974

(1) The stock-based compensation amount of $5.7 million and $10.3 million for the three and six months ended June 30, 2013, respectively, excludes approximately zero and $0.6 million of stock-based compensation, respectively, related to the acquisition of Qype GmbH and its subsidiaries (collectively, “Qype”) already included in restructuring and integration costs.

Adjusted EBITDA

       To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Quarterly Report adjusted EBITDA, a non-GAAP financial measure. We have provided a reconciliation above of adjusted EBITDA to net loss, the most directly comparable GAAP financial measure.

       We have included adjusted EBITDA in this Quarterly Report because it is a key measure used by our management and our board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Local advertising	85%	81%	85%	83%
Brand advertising	10	13	10	12
Other services	5	6	5	5

Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	7%	7%	7%	7%
Sales and marketing	54	56	56	58
Product development	17	15	17	15
General and administrative	15	18	16	19
Depreciation and amortization	5	5	5	5
Restructuring and integration	—	—	—	1

Total costs and expenses	96	101	101	105

Income (loss) from operations	4	(1)	(1)	(5)
Other expense, net	—	—	—	—

Income (loss) before income taxes	4	(1)	(1)	(5)
Benefit (provision) for income taxes	—	—	1	—

Net income (loss)	3%	(1)%	—%	(6)%

Three and Six Months Ended June 30, 2014 and 2013

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

	Three Months Ended			Six Months Ended
	June 30,		2013 to	June 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Net revenue by product:
Local advertising	$75,685	$44,797	69%	$140,880	$83,764	68%
Brand advertising	9,055	7,048	28	16,510	11,806	40
Other services	4,047	3,178	27	7,804	5,586	40
Total net revenue	$88,787	$55,023	61%	$165,194	$101,156	63%

Net revenue by product:
Local advertising	85%	81%		85%	83%
Brand advertising	10	13		10	12
Other services	5	6		5	5
Total net revenue	100%	100%		100%	100%

       Total net revenue increased $33.8 million, or 61%, in the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Our local advertising revenue increased $30.9 million, or 69%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $2.0 million, or 28%, primarily due to an increase in the average spend per brand advertiser driven by increased advertising impressions per brand advertiser. In addition, our other services revenue increased by $0.9 million, or 27%, primarily due to an increase in revenue from partnership arrangements, the sale of Yelp Deals and remnant advertising inventory.

       Total net revenue increased $64.0 million, or 63%, in the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Our local advertising revenue increased $57.1 million, or 68%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $4.7 million, or 40%, primarily due to an increase in the average spend per brand advertiser driven by increased advertising impressions per brand advertiser. In addition, our other services revenue increased by $2.2 million, or 40%, primarily due to an increase in revenue from partnership arrangements, the sale of Yelp Deals and remnant advertising inventory.

       Cost of Revenue

       Our cost of revenue consists primarily of credit card processing fees, web hosting expenses, Internet services costs and salaries, benefits and stock-based compensation for our infrastructure teams related to operating our website, as well as creative design for brand advertising, video production expenses and allocated facilities costs. We currently expect cost of revenue to increase on an absolute basis and remain relatively flat as a percentage of revenue in the near term as we continue to expand data center capacity and headcount associated with supporting our website and mobile app.

	Three Months Ended			Six Months Ended
	June 30,		2013 to	June 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Cost of revenue	$5,845	$4,018	45%	$10,922	$7,358	48%
Percentage of net revenue	7%	7%		7%	7%

       In the three months ended June 30, 2014, cost of revenue increased $1.8 million, or 45%, compared to the three months ended June 30, 2013. This increase was primarily attributable to an increase of $1.0 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, setup costs, including video production, for active local business pages increased by $0.2 million due to increased demand by local businesses for video on their business pages, and expenses related to creative design for brand advertising customers increased $0.1 million. Merchant fees related to credit card transactions for local advertising also increased $0.5 million.

       In the six months ended June 30, 2014, cost of revenue increased $3.6 million, or 48%, compared to the six months ended June 30, 2013. This increase was primarily attributable to an increase of $1.8 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, setup costs, including video production for active local business pages, increased by $0.3 million due to increased demand by local businesses for video on their business pages and expenses related to creative design for brand advertising customers increased $0.2 million. Merchant fees related to credit card transactions for local advertising also increased $1.2 million, and we added personnel to support our website infrastructure resulting in an increase of $0.1 million.

       Sales and Marketing

       Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation, travel expense and incentive compensation for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. We incur almost no sales and marketing expenses to acquire traffic to our website. Our Community Managers are responsible for growing and fostering local communities, and coordinating events to raise awareness of our brand. We expect our community management costs to increase as we continue to expand to new markets and within existing markets. We expect our sales and marketing expenses to increase both domestically and internationally as we expand our domestic and international footprint, increase the number of active local business accounts and continue to build our brand. The substantial majority of these expenses will be related to hiring Community Managers and sales employees. We expect sales and marketing expenses to increase and to be our largest expense for the foreseeable future. For the three months ended June 30, 2014, we spent $6.0 million related to our international sales and marketing operations compared to $5.1 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, we spent $11.1 million related to our international sales and marketing operations compared to $10.4 million for the six months ended June 30, 2013.

	Three Months Ended			Six Months Ended
	June 30,		2013 to	June 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Sales and Marketing	$47,798	$30,803	55%	$92,919	$58,997	57%
Percentage of net revenue	54%	56%		56%	58%

       In the three months ended June 30, 2014, sales and marketing expenses increased $17.0 million, or 55%, compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $11.0 million, including an increase in stock-based compensation of $1.5 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $1.5 million. In addition, we experienced an increase in facilities and related allocations of $3.1 million and domestic and international marketing and advertising costs of $1.4 million.

       In the six months ended June 30, 2014, sales and marketing expenses increased $33.9 million, or 57%, compared to the six months ended June 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $20.6 million, including an increase in stock-based compensation of $2.9 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $4.3 million. In addition, we experienced an increase in facilities and related allocations of $6.1 million and domestic and international marketing and advertising costs of $2.9 million.

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

	Three Months Ended			Six Months Ended
	June 30,		2013 to	June 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Product development	$14,726	$7,997	84%	$28,708	$15,233	88%
Percentage of net revenue	17%	15%		17%	15%

     In the three months ended June 30, 2014, product development expenses increased $6.7 million, or 84%, compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $6.4 million, including an increase in stock-based compensation of $2.4 million, and an increase in facilities and related expenses of $0.6 million. The increase was offset by a decrease of $0.3 million in the use of outside consultants as work was transitioned internally.

     In the six months ended June 30, 2014, product development expenses increased $13.5 million, or 88%, compared to the six months ended June 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $12.9 million, including an increase in stock-based compensation of $4.6 million, and an increase in facilities and related expenses of $1.2 million. The increase was offset by a decrease of $0.6 million in the use of outside consultants as work was transitioned internally.

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

	Three Months Ended			Six Months Ended
	June 30,		2013 to	June 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
General and administrative	$13,257	$10,148	31%	$26,427	$18,912	40%
Percentage of net revenue	15%	18%		16%	19%

     In the three months ended June 30, 2014, general and administrative expenses increased $3.1 million, or 31%, compared to the three months ended June 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $2.2 million, including an increase in stock-based compensation of $0.5 million. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $0.2 million, and had an increase in bad debt expense of $0.3 million. We also experienced an increase in facilities and related expenses of $0.4 million.

     In the six months ended June 30, 2014, general and administrative expenses increased $7.5 million, or 40%, compared to the six months ended June 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $5.0 million, including an increase in stock-based compensation of $1.6 million. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $0.5 million, and had an increase in bad debt expense of $1.0 million. We also experienced an increase in facilities and related expenses of $1.0 million.

     Depreciation and Amortization

     Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal-use software development costs and amortization of purchased intangibles. We expect depreciation and amortization expenses to increase for the foreseeable future as we continue to expand our technology infrastructure.

	Three Months Ended			Six Months Ended
	June 30,		2013 to	June 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Depreciation and amortization	$4,034	$2,637	53%	$7,695	$5,115	50%
Percentage of net revenue	5%	5%		5%	5%

     In the three months ended June 30, 2014, depreciation and amortization expense increased $1.4 million, or 53%, compared to the three months ended June 30, 2013. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal-use software development costs increased $0.9 million and $0.5 million, respectively.

     In the six months ended June 30, 2014, depreciation and amortization expense increased $2.6 million, or 50%, compared to the six months ended June 30, 2013. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal-use software development costs increased $1.7 million and $0.8 million, respectively. In addition, amortization related to our intangibles increased $0.1 million primarily due to the intangibles acquired in the Qype and SeatMe acquisitions.

     Restructuring and Integration

	Three Months Ended			Six Months Ended
	June 30,		2013 to	June 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Restructuring and Integration Costs	$—	$—	—	$—	$675	N/A
Percentage of net revenue	—%	—%		—%	1%

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

     Other Expense, Net

     Other expense, net consists primarily of the interest income earned on our marketable securities, foreign exchange gains and losses and gains and losses on the disposal of assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest income	$202	$14	$236	$30
Transaction gain (loss) on foreign exchange	(128)	(61)	(177)	(223)
Other non-operating income (loss), net	(89)	(19)	(76)	(74)
Other expense, net	$(15)	$(66)	$(17)	$(267)

     In the three months ended June 30, 2014, other expense, net decreased $0.1 million compared to the three months ended June 30, 2013. The net decrease was largely driven by an increase in interest income, related to the purchase of marketable securities during the quarter. This was offset by increases in foreign exchange losses due to unfavorable foreign currency exchange rates during the three months ended June 30, 2014 compared to June 30, 2013.

     In the six months ended June 30, 2014, other expense, net decreased $0.3 million compared to the six months ended June 30, 2013. The decrease was largely attributable to an increase in interest income, related to the purchase of marketable securities during the period. Additionally, there was a decrease in foreign exchange losses due to more favorable foreign currency exchange rates during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Benefit (Provision) for taxes	$(369)	$(232)	$1,602	$(276)
Percentage of net revenue	—%	—%	1%	—%

     Liquidity and Capital Resources

     As of June 30, 2014, we had cash and cash equivalents of $290.4 million. Cash and cash equivalents consist of cash and money market funds. Our cash held internationally as of June 30, 2014 was $6.7 million. We did not have any outstanding bank loans or credit facilities in place as of June 30, 2014. Our investment portfolio is comprised of highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions of SeatMe and Qype through proceeds from private and public financings, including our initial public offering (“IPO”) in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, from the exercise of employee stock options.

     Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this Quarterly Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements and anticipated purchases of property and equipment for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may require or otherwise seek additional funds in the next 12 months to respond to business challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies, and, accordingly, we may need to engage in equity or debt financings to secure additional funds.

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

     Cash Flows

     The following table summarizes our cash flows for the periods presented.

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$(7,212)	$(4,966)
Depreciation and amortization	7,695	5,115
Cash flows provided by operating activities	19,989	5,114
Cash flows used in investing activities	(134,148)	(7,720)
Cash flows provided by financing activities	14,746	4,411

     Operating Activities

     We generated $20.0 million of cash in operating activities in the six months ended June 30, 2014, primarily resulting from our net income of $0.1 million, which included non-cash depreciation and amortization of $7.7 million, non-cash stock-based compensation of $19.5 million and non-cash provision for doubtful accounts of $2.6 million. In addition, operating assets and liabilities changed by $9.6 million, primarily due to the timing of collections on accounts receivable and payments to vendors during the six months ended June 30, 2014.

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

     Investing Activities

     Our primary investing activity in the six months ended June 30, 2014 consisted of purchases of marketable securities, as well as the continued purchases of property and equipment to support the build out of our data centers, leasehold improvements for our headquarters building in San Francisco and other locations and the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property and equipment, leaseholds and the development of software for the remainder of 2014 and thereafter.

     We used $134.1 million of cash in investing activities during the six months ended June 30, 2014. Cash used in investing activities primarily related to purchases of marketable securities of $122.2 million, as well as an increase in expenditures related to website and internally developed software of $4.3 million, purchases of property, equipment, software and leasehold improvements of $7.2 million to support our growth in the business and an increase in restricted cash of $0.4 million associated with letters of credit in connection with leased office space.

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

     Financing Activities

     During the six months ended June 30, 2014, we generated $14.7 million in financing activities primarily due to net proceeds of $10.8 million from the issuance of common stock upon the exercise of stock options, and $4.1 million in net proceeds from the sale of stock under our 2012 Employee Stock Purchase Plan.

     During the six months ended June 30, 2013, we generated $4.4 million in financing activities primarily due to net proceeds from the issuance of common stock upon the exercise of stock options.

     Off Balance Sheet Arrangements

     We did not have any off balance sheet arrangements in 2013 or the first six months of 2014.

     Contractual Obligations

     We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2014 to 2021. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of June 30, 2014, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods

Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
(in thousands)
Operating lease obligations	$104,508	$16,832	$33,181	$28,433	$26,062

     The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of June 30, 2014, our total liability for uncertain tax positions was $1.9 million. We are not able to reasonably estimate the timing of future cash flow related to this liability. As a result, this amount is not included in above contractual obligations table.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations, foreign currency exchange risks and inflation.

Interest Rate Fluctuation Risk

     The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk.

     Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in interest rates as of June 30, 2014 would not have a material impact on our cash and cash equivalent portfolio.

     Our marketable securities are comprised of fixed-rate debt securities issued by corporations, U.S. government agencies, and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. As we have both the ability and intent to hold these securities to maturity, such fluctuations would have no impact on our results of operations.

Foreign Currency Exchange Risk

     We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains (losses), net related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the British pound sterling, either alone or in combination with a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the Euro, would not have a material impact on our results of operations. In the event our foreign sales and expenses continue to increase as a proportion of our overall sales and expenses, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In February and March 2010, we were sued in two putative class actions on behalf of local businesses asserting various causes of action based on claims that we manipulated the ratings and reviews on our platform to coerce local businesses to buy our advertising products. These cases were subsequently consolidated in an action asserting claims for violation of the California Business and Professions Code, extortion and attempted extortion based on the conduct they allege and seeking monetary relief in an unspecified amount and injunctive relief. In October 2011, the court dismissed this consolidated action with prejudice. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit, which heard the appeal on July 11, 2013. The Ninth Circuit has not yet issued a decision. Accordingly, we are currently unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from this appeal.

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

*We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to maintain profitability, particularly given our significant ongoing sales and marketing expenses. Our recent growth rate will likely not be sustainable, and a failure to maintain an adequate growth rate will adversely affect our results of operations and business.

     Since our inception, we have incurred significant operating losses, and, as of June 30, 2014, we had an accumulated deficit of approximately $70.3 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $233.0 million in 2013, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded, and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. In addition, historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

  sales and marketing;

  domestic and international expansion efforts;

  product and feature development;

  our technology infrastructure;

  strategic opportunities, including commercial relationships and acquisitions; and

  general administration, including legal and accounting expenses related to being a public company.

     These investments may not result in increased revenue or growth in our business. Our costs may also increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may grow faster than our revenue and may be greater than we anticipate in a particular period or over time. If we are unable to maintain adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to maintain profitability.

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

     Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google and Bing. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In the second quarter of 2014, for example, Google made changes to its algorithms and methodologies that negatively impacted some markets, particularly our international markets, and positively impacted others. We cannot predict the long-term impact of these changes. In some instances, search engine companies may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Search engines may also remove links to content on our website from their search results in response to takedown requests submitted following a decision from the European Court of Justice regarding an individual’s “right to be forgotten.”

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

     Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website from Internet searches during the three months ended June 30, 2014. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

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

     Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 42% of the businesses that have been reviewed on our platform and approximately 58% of our cumulative reviews through June 30, 2014. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

If our automated software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products, and our business could suffer.

     While we have designed our technology to avoid recommending content that we believe may be biased, unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be effective or adequate. In addition, some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. This may cause consumers and businesses to stop or reduce their use of our platform or our advertising solutions. If the performance of our automated recommendation software proves inadequate or ineffective, our reputation and brand may be harmed, users may stop using our products and our business and results of operations could be adversely affected.

*Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain and expand our base of users and advertisers, as well as our ability to increase the frequency with which they use our solutions.

     We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Yelp” brand are critical to expanding our base of users and advertisers and increasing the frequency with which they use our solutions. Our ability to do so will depend largely on our ability to maintain consumer trust in our solutions and in the quality and integrity of the user content and other information found on our website and mobile app, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

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

     In addition, we take steps to address reviews that may not be reliable through our consumer alerts program, coordination with consumer protection agencies and law enforcement, sting operations targeting the buying and selling of reviews and, in certain egregious cases, taking legal action against businesses we believe to be engaged in deceptive activities. We also remove content from our platform that violates our terms of service, including, without limitation: fake or defamatory content; content that has been bought, sold or traded; threatening, harassing or lewd content, as well as hate speech and other displays of bigotry; and content that violates the rights of any third party or any applicable law. As of June 30, 2014, approximately 69% of the reviews submitted to our platform were recommended; approximately 24% were not recommended but still accessible on our platform and approximately 7% had been removed. However, we cannot guarantee that each of the 42.5 million reviews on our platform that have been recommended and that have not been removed for violating our terms of service as of June 30, 2014 is useful or reliable. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and increase the frequency with which they use our platform.

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

     For the three and six months ended June 30, 2014, substantially all of our revenue was generated by the sale of advertising products. We have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince existing and prospective advertisers alike that our advertising products offer a material benefit and can generate a competitive return relative to other alternatives. Many prospective advertisers, such as those in new markets, may not be familiar with our products or may view them as unproven. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. If we do not deliver ads in an effective manner, or we do not provide accurate analytics and measurement solutions that demonstrate the value of our ads, advertisers may choose not to advertise with us.

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

     We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 42% of the businesses that have been reviewed on our platform and approximately 58% of our cumulative reviews through June 30, 2014, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. The ratings and reviews that businesses receive from our users may also affect advertising decisions by current and prospective advertisers. For instance, favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise, and unfavorable ratings and reviews, on the other, could discourage businesses from advertising to an audience they perceive as hostile or cause them to form a negative opinion of our products and user base, which could discourage them from doing business with us.

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

     We plan to continue the international expansion of our operations and our offerings in new languages. Our platform is now available in English and several other languages. However, we may have difficulty modifying our technology and content for use in non-English-speaking markets or fostering new communities in non-English-speaking markets. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Furthermore, in most international markets, we would not be the first entrant, and our competitors may be better positioned than we are to succeed. Expanding internationally may subject us to risks that we have not faced before or that increase our exposure to risks that we currently face, including risks associated with:

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

     Similarly, our business could be adversely affected if new legislation or regulations are adopted that are inconsistent with our current business practices and that require us to change these practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to the personal information of their users. The U.S. government, including the White House, the Federal Trade Commission and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and the collection and use of data from mobile services. In addition, the European Union is in the process of promulgating a new general data protection regulation, which may result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Similarly, such changes could make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.

     We believe our policies and practices comply with applicable laws and regulations. However, if our belief proves incorrect, if these guidelines, laws or regulations or their interpretations change or new legislation or regulations are enacted, or if the third parties with whom we share user information fail to comply with such guidelines, laws, regulations or their contractual obligations to us, we may be forced to implement new measures to reduce our legal exposure. This may require us to expend substantial resources, delay development of new products or discontinue certain products or features, which would negatively affect our business. For example, if we fail to comply with our privacy-related obligations to users or third parties, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes. We may also face litigation, governmental enforcement actions or negative publicity, which could cause our users and advertisers to lose trust in us and have an adverse effect on our business. For example, from time to time we receive inquiries from government agencies regarding our business practices. Although the internal resources expended and expenses incurred in connection with such inquiries and their resolutions have not been material to date, any resulting negative publicity could adversely affect our reputation and brand. Responding to and resolving any future litigation, investigations, settlements or other regulatory actions may require significant time and resources, and could diminish confidence in and the use of our products.

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

*We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions.

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

     Acquisitions that are consummated could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations or our ability to achieve profitability. The incurrence of debt in particular could result in increased fixed obligations or include covenants or other restrictions that would impede our ability to manage our operations. In addition, any acquisitions we announce could be viewed negatively by users, businesses or investors. We may also discover liabilities or deficiencies associated with the companies or assets we acquire that we did not identify in advance. We may also fail to accurately forecast the financial impact of an acquisition transaction, including related accounting charges.

     In order to realize any gains from any acquisition that is consummated, we must successfully complete the integration of the acquired business, its operations, services and personnel with our organization. In order to realize the expected benefits and synergies of our acquisitions, we must meet a number of significant challenges, including:

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

     Any inability to integrate services, sites and technologies, operations or personnel in an efficient and timely manner could harm our results of operations. Transition activities are complex and require significant time and resources, and we may not manage the process successfully, particularly if we are managing multiple integrations concurrently. In addition, we may be required to spend additional time or funds on integration that otherwise would be spent on the development and expansion of the combined business. Even if we are able to integrate the operations of any acquired company successfully, these integrations may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the integration of each business, and these benefits may not be achieved within a reasonable period of time.

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

     Other claims against us can be expected to be made in the future, and as we face increasing competition and gain an increasingly high profile, we expect the number of claims against us to accelerate. The results of litigation and claims to which we may be subject cannot be predicted with certainty. Even if the claims are without merit, the costs associated with defending these types of claims may be substantial, in terms of time, money and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, results of operations and reputation.

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

*If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform.

     Our platform involves the storage and transmission of user and business information, some of which may be private, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Computer viruses, break-ins, malware, phishing attacks, attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and may occur on our systems in the future. We may be a particularly compelling target for such attacks as a result of our brand recognition. Although none of the disruptions we have experienced to date have had a material effect on our business, any future disruptions could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Even if we experience no significant shutdown or no critical data is lost, obtained or misused in connection with an attack, the occurrence of such attack or the perception that we are vulnerable to such attacks may harm our reputation, our ability to retain existing users and our ability to attract new users. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and more remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. User and business owner accounts and profile pages could also be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. For example, we enable businesses to create free online business accounts and claim the business profile pages for each of their business locations. We verify these claims through an automated telephone verification process, which is designed to confirm that the person setting up the account is affiliated with the business by confirming that the person has access to the business’s telephone. Our verification system could fail to confirm that the recipient of the call is an authorized representative of the business, or mistakenly allow an unauthorized representative to claim the business’s profile page.

     Any or all of these issues could negatively impact our ability to attract new users or could deter current users from returning or reduce the frequency with which consumers and advertisers use our solutions, cause existing or potential advertisers to cancel their contracts or subject us to third-party lawsuits or other action or liability, thereby harming our results of operations. Government authorities could also initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. For example, we work with third party vendors to process credit card payments by certain of our users and local businesses and are subject to payment card association operating rules. If our security measures fail to protect this information adequately as a result of employee error, malfeasance or otherwise, or we fail to comply with the applicable operating rules, we could be liable to our users and local businesses for their losses, as well as the vendors under our agreements with them; be subject to fines and higher transaction fees; or face regulatory action. Any of these events could cause our users, local businesses and vendors to end their relationships with us, which would harm our business and financial results.

*Domestic and foreign laws may be interpreted and enforced in ways that impose new obligations on us with respect to Yelp Deals, which may harm our business and results of operations.

     Our Yelp Deals products may be deemed gift certificates, store gift cards, general-use prepaid cards or other vouchers, or “gift cards,” subject to, among other laws, the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “Credit CARD Act”) and similar federal, state and foreign laws. Many of these laws include specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. For example, the Credit CARD Act requires that gift cards expire no earlier than five years after their issue. Yelp Deals are comprised of two components: (i) the purchase value, which is the amount paid by the purchaser and which does not expire, and (ii) the promotional value, which is the remaining value for which the Yelp Deal can be redeemed during a limited period, which typically ends one year after the date of purchase. If, contrary to our belief, the Credit CARD Act and similar state laws were held to apply to the promotional value component of Yelp Deals, consumers would be entitled to redeem the promotional value component of their Yelp Deals for up to five years after their issue, and we could face liability for redemption periods that are less than five years. Various companies that provide deal products similar to ours have been subject to allegations that their deal products are subject to the Credit CARD Act and various state laws governing gift cards and that such companies have violated these laws as a result of expiration dates and other restrictions they have placed on their deals. Lawsuits have also been filed in other locations in which we sell or plan to sell our Yelp Deals, such as the Canadian province of Ontario, alleging similar violations of provincial legislation governing gift cards.

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

     The current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could affect the tax treatment of our foreign earnings. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in many countries where we do business. Due to the expanding scale of our international business activities, any changes in the taxation of such activities may increase our worldwide effective tax rate and harm our financial position and results of operations.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

     Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered include a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flows projections. We recorded a significant amount of goodwill related to our acquisition of Qype in the fourth quarter of 2012 and our acquisition of SeatMe in the third quarter of 2013. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill and intangible assets. Any such material charges may have a material negative impact on our financial position and operating results.

Risks Related to Ownership of Our Class A Common Stock

*The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our stock prior to our initial public offering, including our founders, directors, executive officers and employees and their affiliates, and limiting our other stockholders’ ability to influence corporate matters.

     Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 63% of the voting power of our outstanding capital stock as of June 30, 2014. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even though their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit our other stockholders’ ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

*Our share price has been and will likely continue to be volatile.

     The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2013 and June 30, 2014, our Class A common stock’s daily closing price has ranged from $19.70 to $98.04. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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

We do not intend to pay dividends for the foreseeable future, and as a result our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our Class A common stock.

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

     Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers and employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2014, we had 61,529,053 shares of Class A common stock and 10,466,190 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

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

     Being a public company that is subject to these rules and regulations makes it more expensive for us to obtain and retain director and officer liability insurance, and we may in the future be required to accept reduced coverage or incur substantially higher costs to obtain or retain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

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

Total Number of
			Shares	Maximum
			Purchased as	Number of
	Total	Weighted	Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
April 1 – April 30, 2014	—	—	—	—
May 1 – May 31, 2014	4,892	$57.38	—	—
June 1 – June 30, 2014	—	—	—	—
Total	4,892	$57.38	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan, as amended.

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

YELP INC.

Date: July 31, 2014	/s/ Rob Krolik
Rob Krolik
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012

3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012

4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012

10.1	Letter Agreement, dated May 22, 2014, by and between Joseph Nachman and the Company.	8-K	001-35444	99.1	5/28/2014

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.