Form 10-Q
period 2014-09-30
YELP INC
filed 2014-10-24
CIK 1345016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

As of October 17, 2014, there were 62,529,143 shares of registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 9,989,495 shares of registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

Yelp Inc.
Quarterly Report on Form 10-Q

Unless the context otherwise indicates, where we refer in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to our “mobile application” or “mobile app,” we refer to all of our applications for mobile-enabled devices. Similarly, references to our “website” refer to both the U.S. and international versions of our website, as well as the versions of our website dedicated to mobile-based browsers.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$290,567	$389,764
Short-term marketable securities	73,527	—
Accounts receivable (net of allowance for doubtful accounts of $1,267 and $810 at
September 30, 2014 and December 31, 2013, respectively)	31,175	21,317
Prepaid expenses and other current assets	9,485	5,752

Total current assets	404,754	416,833

Long-term marketable securities	53,621	—
Property, equipment and software, net	43,333	30,666
Goodwill	55,808	59,690
Intangibles, net	4,541	5,235
Restricted cash	12,986	3,247
Other assets	2,356	306

Total assets	$577,399	$515,977

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,226	$3,364
Accrued liabilities	27,415	19,004
Deferred revenue	2,145	2,621
Total current liabilities	31,786	24,989

Long-term liabilities	6,990	4,505

Total liabilities	38,776	29,494

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.000001 par value per share—500,000,000 shares authorized;
72,477,685 and 70,874,493 shares issued and outstanding at September 30, 2014 and
December 31, 2013, respectively	—	—
Additional paid-in capital	607,012	553,753
Accumulated other comprehensive income	(1,678)	3,186
Accumulated deficit	(66,711)	(70,456)

Total stockholders’ equity	538,623	486,483

Total liabilities and stockholders’ equity	$577,399	$515,977

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	$102,455	$61,181	$267,649	$162,337
Costs and expenses
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	6,174	4,277	17,096	11,635
Sales and marketing	54,551	34,126	147,470	93,123
Product development	17,397	11,208	46,105	26,441
General and administrative	15,185	10,535	41,612	29,447
Depreciation and amortization	4,604	2,816	12,299	7,931
Restructuring and integration	—	—	—	675
Total costs and expenses	97,911	62,962	264,582	169,252

Income (loss) from operations	4,544	(1,781)	3,067	(6,915)
Other income (expense), net	200	(31)	183	(298)

Income (loss) before income taxes	4,744	(1,812)	3,250	(7,213)
Benefit (provision) for income taxes	(1,107)	(510)	495	(786)

Net income (loss) attributable to common stockholders (Class A and B)	$3,637	$(2,322)	$3,745	$(7,999)

Net income (loss) per share attributable to common stockholders (Class A and Class B)
Basic	$0.05	$(0.04)	$0.05	$(0.12)

Diluted	$0.05	$(0.04)	$0.05	$(0.12)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (Class A and Class B)
Basic	72,195	65,530	71,697	64,620

Diluted	77,296	65,530	76,732	64,620

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$3,637	$(2,322)	$3,745	$(7,999)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,442)	2,333	(4,864)	1,338
Other comprehensive income (loss)	(4,442)	2,333	(4,864)	1,338

Comprehensive income (loss)	$(805)	$11	$(1,119)	$(6,661)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$3,745	$(7,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,299	7,931
Provision for doubtful accounts and sales returns	3,894	2,178
Stock-based compensation	30,457	17,888
(Gain) loss on disposal of assets and website development costs	(5)	188
Premium amortization, net, on securities held-to-maturity	212	—
Excess tax benefit from share-based award activity	(899)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,772)	(7,557)
Prepaid expenses and other assets	(7,338)	(3,020)
Accounts payable and accrued expenses	10,899	3,179
Deferred revenue	(453)	(680)

Net cash provided by operating activities	39,039	12,108

INVESTING ACTIVITIES:
Acquisition of SeatMe, net of cash acquired	—	(2,057)
Purchases of property, equipment and software	(12,743)	(9,547)
Capitalized website and software development costs	(7,969)	(3,265)
Change in restricted cash	(9,756)	(1,768)
Purchases of intangibles	(1,334)	—
Proceeds from sale of property and equipment	14	—
Goodwill measurement period adjustment	—	1,153
Purchases of marketable securities	(148,359)	—
Maturities of marketable securities	21,000	—

Net cash used in investing activities	(159,147)	(15,484)

FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	17,316	9,702
Proceeds from issuance of common stock for Employee Stock Purchase Plan	4,087	—
Excess tax benefit from share-based award activity	899	—
Repurchase of common stock	(1,035)	(368)

Net cash provided by financing activities	21,267	9,334

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS	(356)	132

CHANGE IN CASH AND CASH EQUIVALENTS	(99,197)	6,090
CASH AND CASH EQUIVALENTS—Beginning of period	389,764	95,124
CASH AND CASH EQUIVALENTS—End of period	$290,567	$101,214

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW
INFORMATION:
Cash paid for income taxes, net of refunds	$486	$116

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and
accruals	$2,160	$3,878
Capitalized website and software development costs recorded in accounts
payable and accruals	$190	$31

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

The following table represents the Company’s financial instruments measured at fair value as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds(1)	$238,499	$—	$—	$238,499	$360,690	$—	$—	$360,690
U.S. government bonds	5,010	—	—	5,010	—	—	—	—
Commercial paper	—	31,994	—	31,994	—	—	—	—
Corporate bonds	—	24,480	—	24,480	—	—	—	—
Agency bonds	—	65,618	—	65,618	—	—	—	—

Total	$243,509	$122,092	$—	$365,601	$360,690	$—	$—	$360,690

(1)	Included in cash and cash equivalents on the condensed consolidated balance sheets.

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within two years, as of September 30, 2014 are as follows (in thousands):

	As of September 30, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$31,994	$—	$—	$31,994
Corporate bonds	14,436	—	(18)	14,418
Agency bonds	27,097	1	(3)	27,095
	$73,527	$1	$(21)	$73,507

Long-term marketable securities:
Corporate bonds	$10,053	$10	$(1)	$10,062
Agency bonds	38,560	1	(38)	38,523
U.S. government bonds	5,008	2	—	5,010
	$53,621	$13	$(39)	$53,595

Total marketable securities	$127,148	$14	$(60)	$127,102

The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of September 30, 2014, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$17,453	$(19)	$—	$—	$17,453	$(19)
Agency bonds	46,534	(41)	—	—	46,534	(41)

Total	$63,987	$(60)	$—	$—	$63,987	$(60)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2014, the Company did not recognize any other-than-temporary impairment loss. The Company had no investments in marketable securities outside of money market funds prior to April 1, 2014.

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

Qype GmbH

On October 23, 2012, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., completed the acquisition of all the outstanding equity interests of Qype GmbH and its subsidiaries (collectively, “Qype”) for approximately $24.3 million in cash and Yelp Class A common stock with an approximate fair value of $23.3 million. Of the total consideration paid in connection with the acquisition, $10.3 million was held in the form of cash in escrow to secure indemnification obligations. The balance remaining in the escrow fund relating to this acquisition was approximately $8.8 million as of September 30, 2014. The acquisition was accounted for as a business combination in accordance with ASC 805, with the results of Qype’s operations included in the Company’s consolidated financial statements starting on October 23, 2012. The key factors underlying the acquisition were to secure an established European market presence, obtain Qype’s content and traffic and provide the company with a better opportunity for expansion.

In October 2012, following the acquisition of Qype, the Company announced its plan to reduce the size of the Qype workforce and terminate several of Qype’s leases. These actions were made in order to reduce the Company’s cost structure, enhance operating efficiencies and strengthen the Company’s business to achieve long-term profitable growth. As a result of this plan, the Company incurred restructuring charges during the fourth quarter of 2012 and the first quarter of 2013, which were included in the restructuring and integration costs in the consolidated statements of operations for such periods. The Company recorded restructuring charges of $1.9 million through December 31, 2013. The remaining restructuring liability was zero as of September 30, 2014 and was immaterial as of December 31, 2013.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Cash and cash equivalents
Cash	$52,068	$29,074
Money market funds	238,499	360,690
Total cash and cash equivalents	$290,567	$389,764

In addition, the lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of September 30, 2014 and December 31, 2013, the Company had restricted cash in the aggregate amount of $13.0 million and $3.2 million, respectively, related to such letters of credit.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Computer equipment	$17,181	$13,348
Software	639	541
Capitalized website and internal-use software development costs	23,207	13,878
Furniture and fixtures	5,564	4,388
Leasehold improvements	21,051	13,984
Telecommunication	2,583	2,179
Total	70,225	48,318
Less accumulated depreciation	(26,892)	(17,652)
Property, equipment and software, net	$43,333	$30,666

Depreciation expense for the three months ended September 30, 2014 and 2013 was approximately $3.7 million and $1.9 million, respectively, and for the nine months ended September 30, 2014 and 2013, depreciation expense was approximately $9.6 million and $5.3 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill is the result of the acquisition of Qype on October 23, 2012 and the acquisition of SeatMe on July 24, 2013, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2014 were as follows (in thousands):

Balance as of December 31, 2013	$59,690
Effect of currency translation	(3,882)
Balance as of September 30, 2014	$55,808

Intangible assets at September 30, 2014 and December 31, 2013 consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
September 30, 2014:
Content	$3,221	$(1,248)	$1,973	3.1 years
Advertiser relationships	1,936	(1,875)	61	0.1 years
Developed technology	1,808	(749)	1,059	4.7 years
Data licenses	1,335	(27)	1,308	4.9 years
Trade name and other	521	(452)	69	0.7 years
Domains	250	(179)	71	3.6 years
	$9,072	$(4,531)	$4,541

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2013:
Content	$3,413	$(811)	$2,602	3.8 years
Advertiser relationships	2,045	(1,214)	831	2.0 years
Developed technology	1,851	(422)	1,429	4.8 years
Trade name and other	553	(276)	277	1.1 years
Domains	250	(154)	96	3.9 years
	$8,112	$(2,877)	$5,235

Amortization expense was $0.6 million for each of the three months ended September 30, 2014 and 2013, and $1.9 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the estimated future amortization of purchased intangible assets for (i) the remaining three months of 2014, (ii) each of the succeeding four years and (iii) the succeeding fifth year and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2014 (from October 1, 2014)	$378
2015	1,109
2016	1,069
2017	943
2018	418
2019 and thereafter	624
Total amortization	$4,541

8. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued employee related expenses	$4,193	$1,784
Accrued vacation	4,608	2,950
Accrued commissions	4,653	3,707
Accrued sales and marketing	1,933	117
Accrued payroll tax	1,814	1,508
Fixed asset purchase commitments	1,737	2,247
Deferred rent	1,442	298
Accrued legal	1,194	656
Accrued taxes	1,048	1,837
Merchant revenue share liability	969	932
Other accrued expenses	3,824	2,968
Total	$27,415	$19,004

9. OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and nine months ended September 30, 2014 and 2013 consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income	$222	$11	458	$41
Transaction gain (loss) on foreign exchange	98	50	(79)	(173)
Other non-operating income (loss), net	(120)	(92)	(196)	(166)
Other income (expense), net	$200	$(31)	183	$(298)

10. COMMITMENTS AND CONTINGENCIES

Office Facility Leases — The Company leases its office facilities under operating lease agreements that expire from November 2014 to April 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $3.5 million and $2.3 million for the three months ended September 30, 2014 and 2013, respectively, and was $10.8 million and $5.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Legal Proceedings — The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In February and March 2010, the Company was sued in two putative class actions on behalf of local businesses asserting various causes of action based on claims that the Company manipulated the ratings and reviews on its platform to coerce local businesses to buy its advertising products. These cases were subsequently consolidated in an action asserting claims for violation of the California Business and Professions Code, extortion and attempted extortion based on the conduct the plaintiffs allege and seeking monetary relief in an unspecified amount and injunctive relief. In October 2011, the court dismissed this consolidated action with prejudice. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, which affirmed the dismissal of the consolidated action on September 2, 2014. The plaintiffs have petitioned the Ninth Circuit for a rehearing. Accordingly, the Company is currently unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from this appeal.

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

On August 6, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of the Company’s officers. An additional lawsuit containing similar claims was filed in the same court on August 25, 2014. The lawsuits allege violations of the Securities Exchange Act of 1934, as amended, by the Company and the Company’s officers for making allegedly materially false and misleading statements regarding the Company's business and operations between October 29, 2013 and April 3, 2014. The plaintiffs seek unspecified monetary damages and other relief.

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

The following table presents the shares authorized and issued and outstanding as of the periods presented:

	September 30, 2014		December 31, 2013
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	62,447,651	200,000,000	59,163,134
Class B common stock, $0.000001 par value	100,000,000	10,030,034	100,000,000	11,711,359
Common stock, $0.000001 par value	200,000,000	—	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

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

Stock Options

Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest either over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter, or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year. Options granted generally are exercisable for up to 10 years. A summary of stock option activity for the nine months ended September 30, 2014, is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value
	Shares	Price	years)	(in thousands)
Outstanding – January 1 , 2014	11,101,166	$18.24	8.17	$562,855
Granted	130,925	80.67
Exercised	(1,421,019)	12.12
Canceled	(509,949)	34.06
Outstanding – September 30, 2014	9,301,123	$19.21	7.50	$457,429
Options vested and expected to vest as of September 30, 2014	8,919,244	$18.78	7.46	$442,340
Options vested and exercisable as of September 30, 2014	4,324,790	$12.33	6.80	$241,830

Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock on the New York Stock Exchange on September 30, 2014 of $68.25 and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $29.4 million and $30.7 million for the three months ended September 30, 2014 and 2013, respectively, and $96.7 million and $65.5 million for the nine months ended September 30, 2014 and 2013, respectively. The weighted-average grant date fair value of options granted was $45.53 and $30.36 per share for the three months ended September 30, 2014 and 2013, respectively, and $44.74 and $15.86 per share for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested stock options was approximately $59.2 million, which is expected to be recognized over a weighted-average time period of 2.19 years.

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

A summary of RSU and RSA activity for the nine months ended September 30, 2014 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-
		Average		Weighted-
		Grant		Average Grant
	Number of	Date Fair	Number	Date Fair
	Shares	Value	of Shares	Value
Unvested—January 1, 2014	443,603	$44.66	73,470	$9.41
Granted	563,737	75.65	—	—
Released	(58,592)	40.09	(28,438)	9.11
Canceled	(75,798)	58.02	—	—
Unvested—September 30, 2014	872,950	$63.82	45,032	$9.60

As of September 30, 2014, the Company had approximately $48.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs and RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3.36 years.

Employee Stock Purchase Plan

Concurrent with the effectiveness of the underwriting agreement in connection with the IPO on March 1, 2012, the Company’s 2012 Employee Stock Purchase Plan (the “ESPP”) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. There were 133,905 shares purchased by employees under the ESPP at a weighted-average purchase price of $30.52 per share for the nine months ended September 30, 2014, and there were no shares purchased by employees under the ESPP for the three months ended September 30, 2014. There were no shares purchased by employees under the ESPP for the three and nine months ended September 30, 2013. The Company recognized $1.3 million and $0.3 million of stock-based compensation related to the ESPP during the three months ended September 30, 2014 and 2013, respectively, and $3.5 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$253	$104	$522	$281
Sales and marketing	3,883	2,660	11,008	6,930
Product development	3,835	1,709	10,333	3,565
General and administrative	2,947	2,542	8,594	6,557
Restructuring and integration	—	—	—	555
Total stock-based compensation	$10,918	$7,015	$30,457	$17,888

During the three and nine months ended September 30, 2013, the Company recognized zero and $0.6 million of stock-based compensation, respectively, related to the acceleration of vesting of RSUs associated with the Qype restructuring plan described in Note 4. The Company capitalized stock-based compensation as website development costs of $0.7 million and $0.2 million in the three months ended September 30, 2014 and 2013, respectively, and $1.6 million and $0.4 million in the nine months ended September 30, 2014 and 2013, respectively.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,
	2014		2013
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$3,125	$512	$(1,623)	$(699)
Denominator:
Weighted-average shares outstanding	62,036	10,159	45,802	19,728
Basic net income (loss) per share attributable to common stockholders	$0.05	$0.05	$(0.04)	$(0.04)

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$3,125	$512	$(1,623)	$(699)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	512	—	—	—
Reallocation of undistributed earnings to Class B shares	—	98	—	—
Allocation of undistributed earnings	$3,637	$610	$(1,623)	$(699)

Denominator:
Number of shares used in basic calculation	62,036	10,159	45,802	19,728
Weighted-average effect of dilutive securities
Conversion of Class B to Class A common shares outstanding	10,159	—	—	—
Stock options	4,702	2,761	—	—
Other dilutive securities	399	40	—	—
Number of shares used in diluted calculation	77,296	12,960	45,802	19,728
Diluted net income (loss) per share attributable to common stockholders	$0.05	$0.05	$(0.04)	$(0.04)

	Nine Months Ended September 30,
	2014		2013
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$3,190	$555	$(4,414)	$(3,585)
Denominator:
Weighted-average common shares outstanding	61,068	10,629	35,656	28,964
Basic net income (loss) per share attributable to common stockholders	$0.05	$0.05	$(0.12)	$(0.12)

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$3,190	$555	$(4,414)	$(3,585)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	555	—	—	—
Reallocation of undistributed earnings to Class B shares	—	100	—	—
Allocation of undistributed earnings	$3,745	$655	$(4,414)	$(3,585)

Denominator:
Number of shares used in basic calculation	61,068	10,629	35,656	28,964
Weighted-average effect of dilutive securities
Conversion of Class B to Class A common shares outstanding	10,629	—	—	—
Stock options	4,628	2,746	—	—
Other dilutive securities	407	39	—	—
Number of shares used in diluted calculation	76,732	13,414	35,656	28,964
Diluted net income (loss) per share attributable to common stockholders	$0.05	$0.05	$(0.12)	$(0.12)

The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock options	100	11,455	70	11,455
Restricted stock units	—	369	—	369
Restricted stock awards	—	88	—	88
Employee stock purchase plan	—	54	—	54

13. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely.

The Company recorded an income tax provision of $1.1 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and an income tax benefit of $0.5 million and an income tax provision of $0.8 million for the nine months ended September 30, 2014 and 2013, respectively. The tax benefit for the nine months ended September 30, 2014 is due to recognition of an income tax benefit of approximately $2.0 million related to the release of valuation allowance on foreign net operating losses offset by approximately $1.5 million in U.S. federal and state income taxes and foreign income taxes. The tax expense for the nine months ended September 30, 2013 related to foreign income taxes and state minimum taxes. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, and non-deductible stock-based compensation expense.

As of September 30, 2014, the total amount of gross unrecognized tax benefits was $2.0 million, $1.0 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. Included in the balance of unrecognized tax benefits as of September 30, 2014, is $1.0 million of tax benefits that, if recognized, would affect the effective tax rate. As of September 30, 2014, the Company had an immaterial amount related to the accrual of interest and penalties. During the nine months ended September 30, 2014, the Company’s gross unrecognized tax benefits increased by $0.2 million, $0.1 million of which would affect the Company’s effective tax rate if recognized. The Company does not have any tax positions as of September 30, 2014 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

Revenue by geography is based on the billing address of the customer. The following tables present the Company’s net revenue by product line and long-lived assets by geographic region for the periods presented (in thousands):

Net Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue by product:
Local advertising	$85,132	$51,167	$226,012	$134,932
Brand advertising	9,318	6,910	25,828	18,715
Other services	8,005	3,104	15,809	8,690
Total net revenue	$102,455	$61,181	$267,649	$162,337

During the three and nine months ended September 30, 2014 and 2013, a substantial majority of the Company’s revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in either period.

Long-Lived Assets

	September 30,	December 31,
	2014	2013
United States	$41,519	$29,186
All Other Countries	4,170	1,786
Total long-lived assets	$45,689	$30,972

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

Yelp connects people with great local businesses. Our users have contributed a total of approximately 66.6 million cumulative reviews of almost every type of local business, from restaurants, boutiques and salons to dentists, mechanics, plumbers and more. These reviews are written by people using Yelp to share their everyday local business experiences, giving voice to consumers and bringing “word of mouth” online. The information these reviews provide is valuable for consumers and businesses alike. Approximately 139.4 million unique visitors used our website on a monthly average basis during the quarter ended September 30, 2014 according to Google Analytics, a product that provides digital marketing intelligence. Approximately 73.4 million mobile unique visitors used our mobile website and our mobile application on a monthly average basis during the quarter ended September 30, 2014. Businesses of all sizes use our platform to engage with consumers at the critical moment when they are deciding where to spend their money. Our business revolves around three key constituencies: the communities of contributors who write reviews, the consumers who read them and the local businesses that they describe.

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We expect to invest in features aimed at both attracting more, and increasing the usage of, users and businesses as we look to leverage our brand and benefit from accelerating network effect dynamics in our existing markets. In addition, we expect to invest further in product development to expand our platform by innovating and introducing new products to our website and mobile applications. For example, during the nine months ended September 30, 2014, we launched Yelp Reservations, a tool that allows businesses in the restaurant and nightlife categories to take online reservations, launched automated mobile review translations and added the ability for consumers to message business owners directly through Yelp.

We also plan to continue investing in additional domestic and international markets. As of September 30, 2014, we are active in 61 Yelp markets in the United States and 66 Yelp markets internationally. Our domestic expansion plans include growth in our existing markets as well as expansion into new markets, many of which are smaller than our current markets, as we look to expand our breadth of coverage. Internationally, as we are in the early stages of establishing our footprint, we are targeting a mix of both large and small markets. For the nine months ended September 30, 2014, revenue generated internationally accounted for three percent of our total revenue.

While our core local advertising business in the United States has a significant and growing base of revenue, we have invested, and will continue to invest, in initiatives to enhance our monetization opportunities. In particular, we plan to continue to grow and develop advertising and e-commerce products and partner arrangements that provide incremental value to our advertisers and business partners. In 2013, we introduced the Yelp Platform, which allows consumers to transact directly on Yelp through partnerships with third parties. Our current offerings include the ability to complete food delivery transactions, book spa appointments, book hotel rooms and reserve wine tastings.

Our overall strategy is to invest for long-term growth. During the remainder of 2014, we expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally, and to continue the integration of SeatMe, Inc., the web- and app-based reservation solution for restaurant and nightlife establishments that we acquired in 2013 (“SeatMe”). As of September 30, 2014, we had 2,639 employees, which represents an increase of 46% compared to September 30, 2013.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

  Reviews. Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that are not recommended or that have been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include reviews that are not recommended and that have been removed because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful for users to evaluate businesses and individual reviewers. Because our automated recommendation software continually reassesses which reviews to recommend based on new information, the “recommended” or “not recommended” status of reviews may change over time. Reviews that are not recommended or that have been removed do not factor into a business’s overall star rating. By clicking a link on a reviewed business’s page on our website, users can access the reviews that are not recommended for the business, as well as the star rating and other information about reviews that we removed for violation of our terms of service. As of September 30, 2014, approximately 62.0 million reviews were available on business profile pages, including approximately 15.3 million reviews that were not recommended, after accounting for 4.6 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them.

The following table presents the number of cumulative reviews as of the dates presented:

	As of September 30,
	2014	2013
	(in thousands)
Reviews	66,592	47,322

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

  The following table presents the average monthly number of unique visitors during the periods presented:
	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
Unique Visitors	139,418	117,447

  Mobile Unique Visitors. We define mobile unique visitors for a given three-month period to be the sum of (i) the average number of monthly unique visitors who have visited our mobile website during that period (measured as described above) and (ii) unique mobile devices using our mobile app on a monthly average basis over that period. Under this method of calculation, an individual who accesses both our mobile website and our mobile app, or accesses either our mobile website or our mobile app from multiple mobile devices, will be counted as multiple mobile unique visitors. Multiple individuals who access either our mobile website or mobile app from a shared device will be counted as a single mobile unique visitor.

  The following table presents the average monthly number of mobile unique visitors during the periods presented:
	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
Mobile Unique Visitors	73,440	50,455

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

  The following table presents the number of cumulative claimed local business locations as of the dates presented:
	As of September 30,
	2014	2013
	(in thousands)
Claimed Local Business Locations	1,886	1,344

  Active Local Business Accounts. The number of active local business accounts represents the number of local business accounts from which we recognized revenue in a given three-month period. We treat business accounts that have the same payment and/or user information as a single business account.

The following table presents the number of active local business accounts from which we recognized revenue in the three-month periods presented:

	Three Months Ended
	September 30,
	2014	2013
	(in thousands)
Active Local Business Accounts	86	57

  Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; other (income) expense, net; depreciation and amortization; stock-based compensation; and restructuring and integration costs. We believe that adjusted EBITDA provides useful information to investors in understanding and evaluating our operating results in the same manner as our management and our board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies. Non- GAAP information should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made.

  The following is a reconciliation of adjusted EBITDA to net income (loss) below for the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$3,637	$(2,322)	$3,745	$(7,999)
(Benefit) provision for income taxes	1,107	510	(495)	786
Other (income) expense, net	(200)	31	(183)	298
Depreciation and amortization	4,604	2,816	12,299	7,931
Stock-based compensation(1)	10,918	7,015	30,457	17,333
Restructuring and integration	—	—	—	675
Adjusted EBITDA	$20,066	$8,050	$45,823	$19,024

(1)	The stock-based compensation amounts of $7.0 million and $17.3 million for the three and nine months ended September 30, 2013, respectively, exclude approximately zero and $0.6 million of stock-based compensation, respectively, related to the acquisition of Qype GmbH and its subsidiaries (collectively, “Qype”) already included in restructuring and integration costs.

Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed in the table above and elsewhere in this Quarterly Report adjusted EBITDA, a non-GAAP financial measure. We have provided above a reconciliation above of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Local advertising	83%	84%	84%	83%
Brand advertising	9	11	10	12
Other services	8	5	6	5

Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	6%	7%	6%	7%
Sales and marketing	53	56	55	57
Product development	17	18	17	16
General and administrative	15	17	16	18
Depreciation and amortization	4	5	5	5
Restructuring and integration	—	—	—	—

Total costs and expenses	96	103	99	104

Income (loss) from operations	4	(3)	1	(4)
Other income (expense), net	—	—	—	—

Income (loss) before income taxes	5	(3)	1	(4)
Benefit (provision) for income taxes	(1)	(1)	—	—

Net income (loss)	4%	(4)%	1%	(5)%

Three and Nine Months Ended September 30, 2014 and 2013

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

Other Services. We generate other revenue through partner arrangements, the sale of Yelp Deals and Gift Certificates, and monetization of remnant advertising inventory through third-party ad networks. Our revenue-sharing partner arrangements provide consumers with the ability to complete food delivery transactions and make online reservations through third parties directly on Yelp. Our fixed-fee partner arrangements include allowing third-party data providers to update business listing information on behalf of businesses. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of the deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to customers through their business profile page. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate.

	Three Months Ended			Nine Months Ended
	September 30,		2013 to	September 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Net revenue by product:
Local advertising	$85,132	$51,167	66%	$226,012	$134,931	68%
Brand advertising	9,318	6,910	35	25,828	18,716	38
Other services	8,005	3,104	158	15,809	8,690	82
Total net revenue	$102,455	$61,181	67%	$267,649	$162,337	65%

Net revenue by product:
Local advertising	83%	84%		84%	83%
Brand advertising	9	11		10	12
Other services	8	5		6	5
Total net revenue	100%	100%		100%	100%

Total net revenue increased $41.3 million, or 67%, in the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Our local advertising revenue increased $34.0 million, or 66%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $2.4 million, or 35%, primarily due to an increase in the average spend per brand advertiser driven by increased advertising impressions per brand advertiser. In addition, our other services revenue increased by $4.9 million, or 158%, primarily due to an increase in revenue from partnership arrangements.

Total net revenue increased $105.3 million, or 65%, in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Our local advertising revenue increased $91.1 million, or 68%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue increased $7.1 million, or 38%, primarily due to an increase in the average spend per brand advertiser driven by increased advertising impressions per brand advertiser. In addition, our other services revenue increased by $7.1 million, or 82%, primarily due to an increase in revenue from partnership arrangements.

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

	Three Months Ended			Nine Months Ended
	September 30,		2013 to	September 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Cost of revenue	$6,174	$4,277	44%	$17,096	$11,635	47%
Percentage of net revenue	6%	7%		6%	7%

In the three months ended September 30, 2014, cost of revenue increased $1.9 million, or 44%, compared to the three months ended September 30, 2013. This increase was primarily attributable to an increase of $0.8 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. We also added personnel to support our website infrastructure resulting in an increase of $0.2 million. In addition, setup costs, including video production, for active local business pages increased by $0.1 million due to increased demand by local businesses for video on their business pages, and expenses related to creative design for brand advertising customers increased $0.3 million. Merchant fees related to credit card transactions also increased $0.5 million.

In the nine months ended September 30, 2014, cost of revenue increased $5.5 million, or 47%, compared to the nine months ended September 30, 2013. This increase was primarily attributable to an increase of $2.5 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. We also added personnel to support our website infrastructure resulting in an increase of $0.3 million. In addition, setup costs, including video production for active local business pages, increased by $0.4 million due to increased demand by local businesses for video on their business pages and expenses related to creative design for brand advertising customers increased $0.6 million. Merchant fees related to credit card transactions also increased $1.7 million.

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

	Three Months Ended			Nine Months Ended
	September 30,		2013 to	September 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Sales and marketing	$54,551	$34,126	60%	$147,470	$93,123	58%
Percentage of net revenue	53%	56%		55%	57%

In the three months ended September 30, 2014, sales and marketing expenses increased $20.4 million, or 60%, compared to the three months ended September 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $11.7 million, including an increase in stock-based compensation of $1.2 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $0.9 million. In addition, we experienced an increase in facilities and related allocations of $3.2 million and domestic and international marketing and advertising costs of $4.6 million.

In the nine months ended September 30, 2014, sales and marketing expenses increased $54.3 million, or 58%, compared to the nine months ended September 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $32.3 million, including an increase in stock-based compensation of $4.1 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses also increased $5.2 million. In addition, we experienced an increase in facilities and related allocations of $9.7 million and domestic and international marketing and advertising costs of $7.1 million.

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

	Three Months Ended			Nine Months Ended
	September 30,		2013 to	September 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Product development	$17,397	$11,208	55%	$46,105	$26,441	74%
Percentage of net revenue	17%	18%		17%	16%

In the three months ended September 30, 2014, product development expenses increased $6.2 million, or 55%, compared to the three months ended September 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $5.8 million, including an increase in stock-based compensation of $2.1 million, and an increase in facilities and related expenses of $0.5 million. The increase was offset by a decrease of $0.1 million in the use of outside consultants as work was transitioned internally.

In the nine months ended September 30, 2014, product development expenses increased $19.7 million, or 74%, compared to the nine months ended September 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $18.7 million, including an increase in stock-based compensation of $6.7 million, and an increase in facilities and related expenses of $1.7 million. The increase was offset by a decrease of $0.7 million in the use of outside consultants as work was transitioned internally.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, user operations, legal, human resources and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs. We expect general and administrative expenses to increase for the foreseeable future as we continue to expand our business and incur ongoing expenses associated with being a publicly traded company.

	Three Months Ended			Nine Months Ended
	September 30,		2013 to	September 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
General and administrative	$15,185	$10,535	44%	$41,612	$29,447	41%
Percentage of net revenue	15%	17%		16%	18%

In the three months ended September 30, 2014, general and administrative expenses increased $4.7 million, or 44%, compared to the three months ended September 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $2.1 million, including an increase in stock-based compensation of $0.4 million. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $1.4 million, and had an increase in bad debt expense of $0.8 million. We also experienced an increase in facilities and related expenses of $0.3 million.

In the nine months ended September 30, 2014, general and administrative expenses increased $12.2 million, or 41%, compared to the nine months ended September 30, 2013. The increase was primarily attributable to an increase in headcount and related expenses of $7.2 million, including an increase in stock-based compensation of $2.0 million. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $1.9 million, and had an increase in bad debt expense of $1.8 million. We also experienced an increase in facilities and related expenses of $1.3 million.

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

	Three Months Ended			Nine Months Ended
	September 30,		2013 to	September 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Depreciation and amortization	$4,604	$2,816	63%	$12,299	$7,931	55%
Percentage of net revenue	4%	5%		5%	5%

In the three months ended September 30, 2014, depreciation and amortization expense increased $1.8 million, or 63%, compared to the three months ended September 30, 2013. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and software development costs increased $1.2 million and $0.6 million, respectively.

In the nine months ended September 30, 2014, depreciation and amortization expense increased $4.4 million, or 55%, compared to the nine months ended September 30, 2013. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and internal-use software development costs increased $2.8 million and $1.6 million, respectively.

Restructuring and Integration

	Three Months Ended			Nine Months Ended
	September 30,		2013 to	September 30,		2013 to
	2014	2013	2014%	2014	2013	2014%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Restructuring and Integration Costs	$—	$—	N/A	$—	$675	N/A
Percentage of net revenue	—%	—%		—%	—%

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

Other Income (expense), Net

Other income (expense), net consists primarily of the interest income earned on our marketable securities, foreign exchange gains and losses and gains and losses on the disposal of assets.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest income	$222	$11	$458	$41
Transaction gain (loss) on foreign exchange	98	50	(79)	(173)
Other non-operating income (loss), net	(120)	(92)	(196)	(166)
Other income (expense), net	$200	$(31)	$183	$(298)

In the three months ended September 30, 2014, other income (expense), net increased $0.2 million compared to the three months ended September 30, 2013. The increase was largely driven by an increase in interest income related to marketable securities. Additionally, there was an increase in foreign exchange gains due to favorable foreign currency exchange rates during the three months ended September 30, 2014 compared to September 30, 2013.

In the nine months ended September 30, 2014, other income (expense), net increased $0.5 million compared to the nine months ended September 30, 2013. The increase was largely attributable to an increase in interest income related to marketable securities. Additionally, there was a decrease in foreign exchange losses due to more favorable foreign currency exchange rates during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Benefit (Provision) for taxes	$(1,107)	$(510)	$495	$(786)
Percentage of net revenue	(1)%	(1)%	—%	—%

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $290.6 million. Cash and cash equivalents consist of cash and money market funds. Our cash held internationally as of September 30, 2014 was $6.3 million. We did not have any outstanding bank loans or credit facilities in place as of September 30, 2014. Our investment portfolio is comprised of highly-rated securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions of Qype and SeatMe through proceeds from private and public financings, including our initial public offering (“IPO”) in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under our 2012 Employee Stock Purchase Plan (“ESPP”).

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

Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits, as applicable. These cash and cash equivalents could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$(12,743)	$(9,547)
Depreciation and amortization	12,299	7,931
Cash flows provided by operating activities	39,039	12,108
Cash flows used in investing activities	(159,147)	(15,484)
Cash flows provided by financing activities	21,267	9,334

Operating Activities

We generated $39.0 million of cash in operating activities in the nine months ended September 30, 2014, primarily resulting from our net income of $3.7 million, which included non-cash depreciation and amortization of $12.3 million, non-cash stock-based compensation of $30.5 million and non-cash provision for doubtful accounts of $3.9 million. In addition, operating assets and liabilities changed by $10.7 million, primarily due to the timing of collections on accounts receivable and payments to vendors during the nine months ended September 30, 2014.

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

Investing Activities

Our primary investing activity in the nine months ended September 30, 2014 consisted of purchases of marketable securities, as well as the continued purchases of property and equipment to support the build out of our data centers, leasehold improvements for our headquarters building in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property and equipment, leaseholds and the development of software for the remainder of 2014 and thereafter.

We used $159.1 million of cash in investing activities during the nine months ended September 30, 2014. Cash used in investing activities primarily related to purchases of marketable securities of $148.4 million, as well as an increase in expenditures related to website and internally developed software of $8.0 million, purchases of intangible data licenses of $1.3 million and purchases of property, equipment, software and leasehold improvements of $12.7 million to support our growth in the business and an increase in restricted cash of $9.8 million associated with letters of credit in connection with leased office space. Cash used in investing was offset by $21.0 million of maturities of investment securities held to maturity.

We used $15.5 million of cash in investing activities during the nine months ended September 30, 2013, including $2.1 million net of cash received for the acquisition of SeatMe. Cash used in investing activities primarily related to an increase in expenditures related to website development of $3.3 million and purchases of property, equipment, software and leasehold improvements of $9.5 million to support our growth in the business. Restricted cash increased by $1.8 million related to new or expanded office leases. Cash used in investing was offset by $1.2 million of cash released from escrow related to the Qype acquisition, recorded as a measurement period adjustment to the initial fair value of the acquired assets and liabilities during the nine months ended September 30, 2013.

Financing Activities

During the nine months ended September 30, 2014, we generated $21.3 million in financing activities primarily due to net proceeds of $17.3 million from the issuance of common stock upon the exercise of stock options, and $4.1 million in net proceeds from the sale of stock under our ESPP.

During the nine months ended September 30, 2013, we generated $9.3 million in financing activities primarily due to net proceeds from the issuance of common stock upon the exercise of stock options.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2013 or the first nine months of 2014.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2014 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of September 30, 2014, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
(in thousands)
Operating lease obligations	$237,163	$20,936	$56,735	$53,665	$105,827

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of September 30, 2014, our total liability for uncertain tax positions was $2.0 million. We are not able to reasonably estimate the timing of future cash flow related to this liability. As a result, this amount is not included in above contractual obligations table.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in interest rates as of September 30, 2014 would not have a material impact on our cash and cash equivalent portfolio.

Our marketable securities are comprised of fixed-rate debt securities issued by corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. As we have both the ability and intent to hold these securities to maturity, such fluctuations would have no impact on our results of operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February and March 2010, we were sued in two putative class actions on behalf of local businesses asserting various causes of action based on claims that we manipulated the ratings and reviews on our platform to coerce local businesses to buy our advertising products. These cases were subsequently consolidated in an action asserting claims for violation of the California Business and Professions Code, extortion and attempted extortion based on the conduct they allege and seeking monetary relief in an unspecified amount and injunctive relief. In October 2011, the court dismissed this consolidated action with prejudice. The plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit, which affirmed the dismissal of the consolidated action on September 2, 2014. The plaintiffs have petitioned the Ninth Circuit for a rehearing. Accordingly, we are currently unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from this appeal.

On August 6, 2014, a putative class action lawsuit alleging violations of federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. An additional lawsuit containing similar claims was filed in the same court on August 25, 2014. The lawsuits allege violations of the Exchange Act by us and our officers for making allegedly materially false and misleading statements regarding our business and operations between October 29, 2013 and April 3, 2014. The plaintiffs seek unspecified monetary damages and other relief.

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

Since our inception, we have incurred significant operating losses, and, as of September 30, 2014, we had an accumulated deficit of approximately $66.7 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $233.0 million in 2013, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded. For example, although our average number of monthly unique visitors continues to grow, the rate of growth has slowed in recent quarters even as we have expanded our international presence. Slower growth rates may harm our business and financial results because traffic to our website determines the number of ads we are able to show, affects the value of those ads to businesses, and influences the content creation that drives further traffic. As a result, you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. In addition, historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google and Bing. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In the second quarter of 2014, for example, Google made changes to its algorithms and methodologies that may be contributing to the recent slowing of our traffic growth rate. We cannot predict the long-term impact of these changes. In some instances, search engine companies may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Search engines may also remove links to content on our website from their search results in response to takedown requests submitted following a decision from the European Court of Justice regarding an individual’s “right to be forgotten.”

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

Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website from Internet searches during the three months ended September 30, 2014. Our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. Google has removed links to our website from portions of its web search product and has promoted its own competing products, including Google’s local products, in its search results. Given the large volume of traffic to our website and the importance of the placement and display of results of a user’s search, similar actions in the future could have a substantial negative effect on our business and results of operations.

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

Our user traffic could be adversely affected if consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories, which together accounted for approximately 42% of the businesses that have been reviewed on our platform and approximately 58% of our cumulative reviews through September 30, 2014. We believe that this concentration of reviews is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. However, if the high concentration of reviews in the restaurant and shopping categories generates a perception that our platform is primarily limited to these categories, traffic may decline and advertising customers may be less likely to perceive value from using our services, which could harm our business.

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

In addition, we take steps to address reviews that may not be reliable through our consumer alerts program, coordination with consumer protection agencies and law enforcement, sting operations targeting the buying and selling of reviews and, in certain egregious cases, taking legal action against businesses we believe to be engaged in deceptive activities. We also remove content from our platform that violates our terms of service, including, without limitation: fake or defamatory content; content that has been bought, sold or traded; threatening, harassing or lewd content, as well as hate speech and other displays of bigotry; and content that violates the rights of any third party or any applicable law. As of September 30, 2014, approximately 70% of the reviews submitted to our platform were recommended; approximately 23% were not recommended but still accessible on our platform and approximately 7% had been removed. However, we cannot guarantee that each of the 62.0 million reviews on our platform that have been recommended and that have not been removed for violating our terms of service as of September 30, 2014 is useful or reliable. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and increase the frequency with which they use our platform.

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

Negative publicity about our company, including our technology, sales practices, personnel, customer service, or litigation or political activities, could diminish confidence in and the use of our products. Certain media outlets have previously reported allegations that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. These allegations, though untrue, could adversely affect our reputation and brand, require significant management time and attention, and subject us to inquiries or investigations. In order to demonstrate that our automated recommendation software applies in a nondiscriminatory manner to both advertisers and nonadvertisers, we have made all reviews that are not recommended accessible on our platform. We have also allowed businesses to comment publicly on reviews so that they can provide a response. Nevertheless, our reputation and brand, the traffic to our website and mobile app and our business may suffer if negative publicity about our company persists or if users otherwise perceive that content on our website and mobile app is manipulated or biased. Allegations and complaints regarding our business practices, and any resulting negative publicity, may also result in increased regulatory scrutiny of our company. In addition to requiring management time and attention, any regulatory inquiry or investigation could itself result in further negative publicity regardless of its merit or outcome. In addition, our website and mobile app also serve as a platform for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation. Similarly, the actions of our partners may affect our brand if users do not have a positive experience completing transactions on the Yelp Platform.

*If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.

For the three and nine months ended September 30, 2014, substantially all of our revenue was generated by the sale of advertising products. We have incurred significant costs to attract current and future advertisers and expect to incur significant additional costs for the foreseeable future. Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince existing and prospective advertisers alike that our advertising products offer a material benefit and can generate a competitive return relative to other alternatives. Many prospective advertisers, such as those in new markets, may not be familiar with our products or may view them as unproven. Many of these businesses are more accustomed to using more traditional methods of advertising, such as newspapers or print yellow pages directories. If we do not deliver ads in an effective manner, or we do not provide accurate analytics and measurement solutions that demonstrate the value of our ads, advertisers may choose not to advertise with us.

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

We may face greater challenges as we continue to expand our advertiser base in businesses outside the restaurant and shopping categories, which together accounted for approximately 42% of the businesses that have been reviewed on our platform and approximately 58% of our cumulative reviews through September 30, 2014, especially if these businesses believe that consumers perceive the utility of our platform to be limited to finding businesses in the restaurant and shopping categories. The ratings and reviews that businesses receive from our users may also affect advertising decisions by current and prospective advertisers. For instance, favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise, and unfavorable ratings and reviews, on the other, could discourage businesses from advertising to an audience they perceive as hostile or cause them to form a negative opinion of our products and user base, which could discourage them from doing business with us.

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

  integrating operations, strategies, sites and technologies and personnel of the acquired company;

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

  addressing risks related to the business of the acquired company that may continue to impact the businesses following the acquisition; and

  potential unknown liabilities associated with an acquired company.

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

Any or all of these issues could negatively impact our ability to attract new users or could deter current users from returning or reduce the frequency with which consumers and advertisers use our solutions, cause existing or potential advertisers to cancel their contracts or subject us to third-party lawsuits or other action or liability, thereby harming our results of operations. Government authorities could also initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. For example, we work with third-party vendors to process credit card payments by certain of our users and local businesses and are subject to payment card association operating rules. If our security measures fail to protect this information adequately as a result of employee error, malfeasance or otherwise, or we fail to comply with the applicable operating rules, we could be liable to our users and local businesses for their losses, as well as the vendors under our agreements with them; be subject to fines and higher transaction fees; or face regulatory action. Any of these events could cause our users, local businesses and vendors to end their relationships with us, which would harm our business and financial results.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, including our founders, directors, executive officers and employees and their affiliates, together beneficially own shares representing approximately 62% of the voting power of our outstanding capital stock as of September 30, 2014. Consequently, the holders of Class B common stock collectively will continue to be able to control all matters submitted to our stockholders for approval even though their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the 10-to-1 voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit our other stockholders’ ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term, which may include existing founders, officers and directors and their affiliates.

*Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2013 and September 30, 2014, our Class A common stock’s daily closing price has ranged from $19.70 to $98.04. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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

Furthermore, the stock markets recently have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, in August 2014, we and certain of our officers were sued in two similar putative class action lawsuits alleging violations of federal securities laws for making allegedly materially false and misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.

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

Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers and employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2014, we had 62,447,651 shares of Class A common stock and 10,030,034 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

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

Total Number of
			Shares	Maximum
			Purchased as	Number of
	Total	Weighted	Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
July 1 – July 31, 2014	—	—	—	—
August 1 – August 31, 2014	4,892	$80.30	—	—
September 1 – September 30, 2014	—	—	—	—
Total	4,892	$80.30	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan, as amended.

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

YELP INC.

Date: October 24, 2014	/s/ Rob Krolik
Rob Krolik
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012

3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012

4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012

10.1	Lease, dated July 31, 2014, by and between Yelp Inc. and 11 Madison Avenue LLC.	8-K	001-35444	10.1	8/6/2014

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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