Form 10-Q
period 2015-03-31
YELP INC
filed 2015-05-01
CIK 1345016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

As of April 24, 2015, there were 65,213,955 shares of registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 9,571,608 shares of registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

YELP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31,	2
	2015 and 2014.
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended	3
	March 31, 2015 and 2014.
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March	4
	31, 2015 and 2014.
	Notes to Condensed Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25
Item 4.	Controls and Procedures.	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	27
Item 1A.	Risk Factors.	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46
Item 3.	Defaults Upon Senior Securities.	46
Item 4.	Mine Safety Disclosures.	46
Item 5.	Other Information.	46
Item 6.	Exhibits.	46

SIGNATURES		47
________________________________________

Unless the context otherwise indicates, where we refer in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to our “mobile application” or “mobile app,” we refer to all of our applications for mobile-enabled devices; references to our “mobile platform” refer to both our mobile app and the versions of our website that are optimized for mobile-based browsers. Similarly, references to our “website” refer to both the U.S. and international versions of our website, as well as the versions of our website that are optimized for mobile-based browsers.

In the fourth quarter of 2014, we acquired Restaurant Kritik, a German review website, and Cityvox SAS, a French review website. Following these acquisitions, we migrated the content and redirected the websites of Restaurant Kritik and Cityvox to the Yelp platform. Accordingly, the traffic, content and local business activity of Restaurant Kritik and Cityvox are included in the key metrics presented in this Quarterly Report as of and for the quarter ended March 31, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$172,629	$247,312
Short-term marketable securities	158,603	118,498
Accounts receivable (net of allowance for doubtful accounts of $2,323 and $1,627
at March 31, 2015 and December 31, 2014, respectively)	38,969	35,593
Prepaid expenses and other current assets	22,706	19,355
Total current assets	392,907	420,758

Long-term marketable securities	16,495	38,612
Property, equipment and software, net	68,594	62,761
Goodwill	172,160	67,307
Intangibles, net	44,187	5,786
Restricted cash	17,899	17,943
Other assets	3,644	16,483
Total assets	$715,886	$629,650

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,836	$1,398
Accrued liabilities	41,888	29,581
Deferred revenue	3,657	2,994
Total current liabilities	47,381	33,973
Long-term liabilities	11,849	7,527
Total liabilities	59,230	41,500
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.000001 par value — 500,000,000 shares authorized;
74,651,334 and 72,920,582 shares issued and outstanding at
March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	705,397	627,742
Accumulated other comprehensive income	(13,474)	(5,609)
Accumulated deficit	(35,267)	(33,983)
Total stockholders’ equity	656,656	588,150
Total liabilities and stockholders’ equity	$715,886	$629,650

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net revenue	$118,508	$76,407
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8,699	5,077
Sales and marketing	63,266	45,121
Product development	23,960	13,982
General and administrative	19,937	13,170
Depreciation and amortization	6,895	3,661
Total costs and expenses	122,757	81,011
Loss from operations	(4,249)	(4,604)
Other income (expense), net	562	(2)
Loss before income taxes	(3,687)	(4,606)
Benefit from income taxes	2,403	1,971
Net loss attributable to common stockholders (Class A and B)	$(1,284)	$(2,635)
Net loss per share attributable to common stockholders (Class A and B)
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Weighted-average shares used to compute net loss per share attributable to common stockholders (Class A and B)
Basic	73,684	71,171
Diluted	73,684	71,171

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(1,284)	$(2,635)
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,864)	(84)
Other comprehensive income (loss)	(7,864)	(84)
Comprehensive loss	$(9,148)	$(2,719)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(1,284)	$(2,635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,895	3,661
Provision for doubtful accounts and sales returns	3,434	1,186
Stock-based compensation	13,671	9,456
Loss on disposal of assets and website development costs	52	—
Premium amortization, net, on securities held-to-maturity	(117)	—
Excess tax benefit from stock-based award activity	(815)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(2,850)	(1,249)
Prepaid expenses and other assets	(6,045)	(5,928)
Accounts payable and accrued expenses	12,011	5,309
Deferred revenue	683	(438)
Net cash provided by operating activities	25,635	9,323
INVESTING ACTIVITIES:
Acquisition, net of cash received	(71,546)	—
Purchases of property, equipment and software	(10,881)	(4,246)
Capitalized website and software development costs	(3,196)	(1,592)
Proceeds from sale of property and equipment	97	—
Purchases of intangible assets	(314)	—
Maturities of investment securities, held-to-maturity	18,250	—
Purchases of investment securities, held-to-maturity	(36,120)	—
Changes in restricted cash	(5)	(397)
Net cash used in investing activities	(103,715)	(6,235)
FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	3,398	6,735
Excess tax benefit from stock-based award activity	815	39
Repurchase of common stock	(168)	(361)
Net cash provided by financing activities	4,045	6,413
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(648)	55
CHANGE IN CASH AND CASH EQUIVALENTS	(74,683)	9,556
CASH AND CASH EQUIVALENTS—Beginning of period	247,312	389,764
CASH AND CASH EQUIVALENTS—End of period	$172,629	$399,320
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$422	$115
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$3,544	$1,880
Capitalized website and software development costs recorded in accounts payable and
accruals	15	67
Acquisition consideration included in accruals	1,876	—
Goodwill measurement period adjustment for working capital	51	—

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

Yelp connects people with great local businesses by bringing “word of mouth” online and providing a platform for businesses and consumers to engage and transact. Yelp’s platform is transforming the way people discover local businesses; every day, millions of consumers visit its website or use its mobile app to find local businesses to meet their everyday needs. Businesses of all sizes use the Yelp platform to engage with consumers at the critical moment when they are deciding where to spend their money.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2015 (the “Annual Report”). The unaudited condensed consolidated balance sheet as of December 31, 2014 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary for the fair presentation of the interim periods presented.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the Annual Report.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The updated standard will replace most existing GAAP revenue recognition guidance when it becomes effective, and permits the use of either the retrospective or cumulative effect transition method. Early adoption of this accounting standard is not permitted. ASU 2014-09 will become effective for the Company in the first quarter of the year ending December 31, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s investments in money market accounts are recorded at fair value in the condensed consolidated financial statements. All other financial instruments are classified as held-to-maturity investments and, accordingly, are recorded at amortized cost; however, the Company is required to determine the fair value of these investments on a recurring basis to identify any potential impairment. The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level 1—Observable inputs, such as quoted prices in active markets,

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly, or

Level 3—Unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds and U.S. government bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, corporate bonds and agency bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly.

The Company classifies the contingent consideration liability, which is related to the acquisition of Restaurant Kritik, within Level 3, because it was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not observable in the market in the Level 3 measurement included the Company’s probability assessments of completion, appropriately discounted considering the uncertainties associated with the obligation, and were calculated in accordance with the terms of the asset purchase agreement. Refer to Note 4 regarding the effects of the acquisition on the Company’s consolidated financial statements.

The following table represents the Company’s financial instruments measured at fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015					December 31, 2014
	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$115,506	—		—	115,506	$208,593	$—	$—	$208,593
Marketable Securities:
U.S. government bonds	5,005	—		—	5,005	5,005	—	—	5,005
Commercial paper	—	33,979			33,979	—	31,965	—	31,965
Corporate bonds	—	29,267			29,267	—	29,486	—	29,486
Agency bonds	—	106,829			106,829	—	90,575	—	90,575
Total cash equivalents and marketable securities	$120,511	$170,075	$		$290,586	$213,598	$152,026	$—	$365,624

Current liabilities:
Contingent consideration liability	$—	$—		$785	$785	$—	$—	$835	$835

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within two years, as of March 31, 2015 were as follows (in thousands):

	As of March 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$33,979	$—	$—	$33,979
Corporate bonds	29,280	7	(20)	29,267
Agency bonds	90,339	8	(10)	90,337
U.S. government bonds	5,005	—	—	5,005
	$158,603	$15	$(30)	$158,588

Long-term marketable securities:
Agency bonds	16,495	—	(3)	16,492
	$16,495	$—	$(3)	$16,492

Total marketable securities	$175,098	$15	$(33)	$175,080

The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of March 31, 2015, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$14,127	$(20)	$—	$—	$14,127	$(20)
Agency bonds	67,238	(13)	—	—	67,238	(13)
Total	$81,365	$(33)	$—	$—	$81,365	$(33)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2015, the Company did not recognize any other-than-temporary impairment loss. The Company had no investments in marketable securities outside of money market funds prior to April 1, 2014.

4. ACQUISITIONS

2015 Acquisition

On February 9, 2015, the Company acquired Eat24Hours.com, Inc. (“Eat24”). In connection with the acquisition, all of the outstanding capital stock of Eat24 was converted into the right to receive an aggregate of approximately $75.0 million in cash, less certain transaction expenses, and 1,402,844 shares of Yelp Class A common stock with an aggregate fair value of approximately $59.2 million, as determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. Of the total consideration paid in connection with the acquisition, $16.5 million in cash and 308,626 shares were initially held in escrow to secure indemnification obligations. The key factor underlying the acquisition was to obtain an online food ordering solution to drive daily engagement in its key restaurant vertical.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of Eat24’s operations included in the Company’s consolidated financial statements from February 9, 2015. The Company’s allocation of the purchase price is preliminary as the amounts related to contingent consideration, identifiable intangible assets, the effects of income taxes resulting from the transaction, and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded retroactively to the acquisition date.  The purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

February 9, 2015
Fair value of purchase consideration:
Cash:
Distributed to Eat24 stockholders	$56,624
Held in escrow account	16,500
Payable on behalf of Eat24 stockholders	1,876
Total cash	75,000
Class A common stock:
Distributed to Eat24 stockholders	46,143
Held in escrow account	13,015
Total purchase consideration	$134,158

Fair value of net assets acquired:
Cash and cash equivalents	$1,578
Intangibles	39,600
Goodwill	110,927
Other assets	6,031
Total assets acquired	158,136
Deferred tax liability	(15,207)
Other liabilities	(8,771)
Total liabilities assumed	(23,978)
Net assets acquired	$134,158

Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows:

Intangible Type	Amount Assigned	Useful Life
Restaurant relationships	17,400	12.0 years
Developed technology	7,400	5.0 years
User relationships	12,000	7.0 years
Trade name	2,800	4.0 years
Weighted average		8.6 years

The intangible assets are being amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from the Company’s opportunity to drive daily engagement in its restaurant vertical and potentially expand Eat24’s offering to the approximately 1 million U.S. restaurants listed on the Company’s platform. None of the goodwill is deductible for tax purposes.

For the quarter ended March 31, 2015, the Company recorded acquisition-related transaction costs of approximately $0.2 million, which were included in general and administrative expense in the accompanying consolidated statement of operations.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Eat24, as though the companies had been combined as of January 1, 2014, and includes the accounting effects resulting from the acquisition, including transaction, integration costs, amortization charges from acquired intangible assets, and changes in depreciation due to differing asset values and depreciation lives. The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2014 (in thousands, except per share data):

	Pro Forma for the Three Months Ended March 31,
	2015	2014
Revenue	$121,753	$81,860
Net loss	$(2,402)	$(3,518)
Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.05)

Since the acquisition date, $5.3 million of revenue and $0.4 million of net loss attributable to Eat24 are included in the consolidated statement of operations for the three months ended March 31, 2015.

2014 Acquisitions

       In October 2014, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., completed the acquisition of all of the outstanding equity interests in Cityvox SAS. Also in October 2014, the Company, through its wholly-owned subsidiaries Yelp Ireland Ltd. and Qype GmbH, acquired the assets comprising the business conducted under the name Restaurant Kritik from Kabukiman Ltd. The aggregate purchase price of these businesses was $15.3 million, net of $0.1 million cash acquired; the purchase price did not include stock in either transaction. Each of these acquisitions has been accounted for as a business combination in accordance with ASC 805, under the acquisition method. Accordingly, the aggregate purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates, and is subject to adjustment based on purchase price adjustment provisions contained in the acquisition agreements. The results of operations of the acquired companies have been included in the Company’s consolidated financial statements from the respective acquisition dates. Net revenues, earnings since the acquisition and pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate. During the quarter ended December 31, 2014, the Company recorded acquisition-related transaction costs of $0.6 million, which were included in general and administrative expense.

Under the Restaurant Kritik asset purchase agreement, the Company agreed to pay an additional $0.9 million in consideration if the migration of Restaurant Kritik’s content to Yelp is completed within one year of the acquisition date. The estimated fair value of the contingent consideration was approximately $0.8 million as of the acquisition date and $0.8 million as of March 31, 2015, and is included in current liabilities on the Company’s consolidated balance sheet.

The following table presents the aggregate purchase price allocations of these individually immaterial acquisitions recorded in the Company’s condensed consolidated balance sheets as of their acquisition dates (in thousands):

Net tangible assets	$(277)
Goodwill	13,995
Intangible assets	1,546
Total purchase price (excluding contingent consideration)	15,264
Contingent consideration	826
Total purchase price	$16,090

Estimated useful lives as of the acquisition dates of the intangible assets acquired are as follows:

Intangible Type	Useful Life
Content	5 years
Developed technology	0.5 years
Trade name	2 years
Weighted average	4.3 years

The intangible assets are being amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill represents the excess value over both tangible and intangible assets acquired. The goodwill in these transactions is primarily attributable to traffic and the opportunity for expansion. None of the goodwill is deductible for tax purposes.

2012 Acquisition

On October 23, 2012, the Company, through Yelp Ireland Ltd., completed the acquisition of all the outstanding equity interests of Qype GmbH and its subsidiaries (collectively, “Qype”) for approximately $24.3 million in cash and Yelp Class A common stock with an approximate fair value of $23.3 million. Of the total consideration paid in connection with the acquisition, $10.3 million was held in the form of cash in escrow to secure indemnification obligations. In March 2015, approximately $0.7 million was released to the Company from the escrow fund relating to this acquisition, and is included in other income (expense), net. The remaining funds were distributed to the former Qype shareholders; accordingly, the balance remaining in the escrow fund was zero as of March 31, 2015.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Cash and cash equivalents
Cash	$57,123	$38,719
Money market funds	115,506	208,593
Total cash and cash equivalents	$172,629	$247,312

The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of March 31, 2015 and December 31, 2014, the Company had letters of credit totaling $17.9 million related to such leases.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Computer equipment	$20,755	$19,111
Software	820	802
Capitalized website and internal-use software development costs	31,372	27,602
Furniture and fixtures	8,569	6,621
Leasehold improvements	39,545	36,991
Telecommunication	2,623	2,610
Total	103,684	93,737
Less accumulated depreciation	(35,090)	(30,976)
Property, equipment and software, net	$68,594	$62,761

Depreciation expense for the three months ended March 31, 2015 and 2014 was approximately $5.6 million and $2.8 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired.

The changes in the carrying amount of goodwill during the three months ended March 31, 2015 were as follows (in thousands):

Balance as of December 31, 2014	$67,307
Goodwill measurement period adjustment	51
Goodwill acquired	110,927
Effect of currency translation	(6,125)
Balance as of March 31, 2015	$172,160

Intangible assets at March 31, 2015 and December 31, 2014 consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
March 31, 2015:
Restaurant and user relationships	$29,400	$(401)	$28,999	9.7 years
Developed and acquired technology	9,291	(1,131)	8,160	4.8 years
Content	3,909	(1,470)	2,439	3.4 years
Data licenses and domains	2,291	(497)	1,794	3.6 years
Trade name and other	3,347	(552)	2,795	3.7 years
Total	$48,238	$(4,051)	$44,187

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2014:
Developed and acquired technology	$1,963	$(861)	$1,102	4.2 years
Advertiser relationships	1,853	(1,853)	—	0.0 years
Content	4,299	(1,393)	2,906	3.6 years
Data licenses and domains	1,977	(326)	1,651	4.5 years
Trade name and other	596	(469)	127	1.4 years
Total	$10,688	$(4,902)	$5,786

Amortization expense for the three months ended March 31, 2015 and 2014 was $1.2 million and $0.6 million, respectively.

As of March 31, 2015, the estimated future amortization of purchased intangible assets for (i) the remaining nine months of 2015, (ii) each of the succeeding four years and (iii) the succeeding fifth year and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2015 (from April 1, 2015)	$5,138
2016	6,781
2017	6,638
2018	6,176
2019	5,304
2020 and thereafter	14,150
Total amortization	$44,187

8. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Eat24 restaurant payable	$9,740	$—
Accrued vacation	5,104	3,972
Accrued commissions	3,662	4,198
Accrued employee related expenses	3,575	1,209
Fixed asset purchase commitments	3,544	6,329
Accrued employee stock purchase plan liability	3,477	907
Accrued cost of sales	2,135	2,052
Accrued payroll tax	1,223	1,251
Merchant revenue share liability	1,160	1,218
Accrued income, withholding and business taxes	836	1,354
Deferred rent	761	1,229
Other accrued expenses	6,671	5,862
Total	$41,888	$29,581

9. OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended March 31, 2015 and 2014 consist of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Interest income	$300	$34
Transaction (loss) on foreign exchange	(171)	(49)
Other non-operating income, net	433	13
Other income (expense), net	$562	$(2)

10. COMMITMENTS AND CONTINGENCIES

Office Facility Leases — The Company leases its office facilities under operating lease agreements that expire from 2015 to 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $6.9 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively.

Legal Proceedings — The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits allege violations of the Securities Exchange Act of 1934, as amended, by the Company and its officers for allegedly making materially false and misleading statements regarding the Company's business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. On February 6, 2015, the Company and the other named defendants filed a motion to dismiss the consolidated complaint, which the court granted on April 21, 2015 following a hearing on the motion. The plaintiffs have until May 21, 2015 to file an amended complaint.

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants Yelp Inc. and Eat24. The lawsuit asserts that the defendants failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief.

Indemnification Agreements — In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s financial position, results of operations or cash flows.

11. STOCKHOLDERS’ EQUITY

The following table presents the shares authorized and the shares issued and outstanding as of the periods presented:

	March 31, 2015		December 31, 2014
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	65,050,726	200,000,000	63,062,071
Class B common stock, $0.000001 par value	100,000,000	9,600,608	100,000,000	9,858,511
Common stock, $0.000001 par value	200,000,000	—	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

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

Stock Options

Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest either over a four-year period with 25% vesting at the end of one year and the remaining shares vesting monthly thereafter, or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year. Options granted are generally exercisable for up to 10 years. A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value
	Shares	Price	years)	(in thousands)
Outstanding – January 1, 2015	9,037,935	$19.64	7.26	$324,160
Granted	252,800	53.74
Exercised	(276,786)	12.31
Canceled	(92,628)	37.34
Outstanding – March 31, 2015	8,921,321	$20.65	7.12	$250,236
Options vested and expected to vest as of March 31, 2015	8,518,476	$20.10	7.07	$242,924
Options vested and exercisable as of March 31, 2015	4,952,575	$14.46	6.50	$165,596

Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $10.2 million and $52.0 million for the three months ended March 31, 2015 and 2014, respectively. The weighted-average grant date fair value of options granted was $28.16 and $45.83 per share for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested stock options was approximately $47.0 million, which is expected to be recognized over a weighted-average time period of 1.93 years.

RSUs and RSAs

The cost of RSUs and RSAs are determined using the fair value of the Company’s common stock on the date of grant. RSUs and RSAs generally vest either over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter, or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year. A summary of RSU and RSA activity for the three months ended March 31, 2015 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-
		Average		Weighted-
		Grant		Average Grant
	Number of	Date Fair	Number	Date Fair
	Shares	Value	of Shares	Value
Unvested—January 1, 2015	1,131,849	$64.96	30,970	$9.48
Granted	650,885	53.81
Released	(55,629)	56.07	(9,687)	9.16
Canceled	(84,730)	62.99
Unvested—March 31, 2015	1,642,375	$60.94	21,283	$9.63

As of March 31, 2015, the Company had approximately $75.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs and RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3.35 years.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations during designated offering periods. At the end of each offering period that began prior to December 1, 2014, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. At the end of each offering period that began December 1, 2014 or later, employees are able to purchase shares at 85% of the fair market value of the Company’s Class A common stock on the last day of the offering period. There were no shares purchased by employees under the ESPP during the three months ended March 31, 2015 or 2014. The Company recognized $1.4 million and $1.1 million of stock-based compensation related to the ESPP during the three months ended March 31, 2015 and 2014, respectively.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$124	$150
Sales and marketing	4,937	3,397
Product development	5,105	3,042
General and administrative	3,505	2,867
Total stock-based compensation in loss before income taxes	$13,671	$9,456

The Company capitalized stock-based compensation as website development costs of $0.7 million and $0.3 million in the three months ended March 31, 2015 and 2014, respectively.

12. NET LOSS PER SHARE

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015		2014
	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(1,115)	$(169)	$(2,217)	$(418)

Basic Shares:
Weighted-average common shares outstanding	63,976	9,708	59,868	11,303
Diluted Shares:
Weighted-average shares used to compute diluted net loss per share	63,976	9,708	59,868	11,303
Net loss per share attributable to common stockholders
Basic:	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Diluted:	$(0.02)	$(0.02)	$(0.04)	$(0.04)

The following weighted-average stock-based instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Stock options	8,921	10,398
Restricted stock units	1,642	547
Restricted stock awards	21	64
Employee stock purchase plan shares	81	89

13. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded an income tax benefit of $2.4 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. The tax benefit for the three months ended March 31, 2015 is due to $2.0 million in U.S. federal and state and foreign income tax benefits, and $0.4 million discrete benefits.

The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, tax credits, and non-deductible stock-based compensation expense. As of March 31, 2015, the total amount of gross unrecognized tax benefits was $3.4 million, $0.1 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. Included in the balance of unrecognized tax benefits as of March 31, 2015, is $3.3 million of tax benefits that, if recognized, would affect the effective tax rate. As of March 31, 2015, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended March 31, 2015, the Company’s gross unrecognized tax benefits increased by $0.2 million, all of which would affect the Company’s effective tax rate if recognized.

The Company does not have any tax positions as of March 31, 2015 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

Revenue by geography is based on the billing address of the customer. The following tables present the Company’s net revenue by product line and long-lived assets by geographic region for the periods presented (in thousands):

Net Revenue

	Three Months Ended
	March 31,
	2015	2014
Net revenue by product:
Local advertising	$98,570	$65,195
Brand advertising	6,627	7,455
Other services	13,311	3,757
Total net revenue	$118,508	$76,407

During the three months ended March 31, 2015 and 2014, a substantial majority of the Company’s revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in either period.

Long-Lived Assets

	March 31,	December 31,
	2015	2014
United States	$68,404	$73,344
All Other Countries	5,084	5,900
Total	$73,488	$79,244

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Forward Looking Information

This Quarterly Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “look,” “may,” “might,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Company Overview

Yelp connects people with great local businesses by bringing “word of mouth” online and providing a platform for businesses and consumers to engage and transact. Our platform provides value to consumers and businesses alike by connecting consumers with local businesses at the critical moment when they are deciding where to spend their money. Each day, millions of consumers use our platform to find and interact with local businesses, which in turn use our free and paid services to help them engage with consumers. The Yelp Platform, which allows consumers and businesses to transact directly on Yelp, provides consumers with a continuous experience from discovery to completion of transactions and local businesses with an additional point of consumer engagement.

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

●	Accelerate Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the usage of, consumers as we look to leverage our brand and benefit from accelerating network dynamics in Yelp communities. For example, in February 2015, we acquired Eat24Hours.com, Inc., a leading web and app-based food ordering service (“Eat24”), which we believe will drive daily engagement in the key restaurant vertical. We believe that expanding our content will also attract new consumers as well as increase the number of visits and searches per user, and so will continue to expand our community engagement efforts and explore new ways to enable contributors to share content.

●	Enhance Monetization. While our core local advertising business in the United States has a significant and growing base of revenue, we have invested, and will continue to invest, in several initiatives to enhance our monetization opportunities. One such initiative has been, and will continue to be, to aggressively grow our sales force in order to reach more businesses. We will also continue expanding the Yelp Platform, business owner tools and other partnerships to encourage businesses to advertise on our platform. For example, in the first quarter of 2015, we added the ability for consumers to book a golf tee time, send flowers, book bottle service and schedule legal consultations.

Our overall strategy is to invest for long-term growth. During the remainder of 2015, we expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally, and to continue the integration of Eat24. As of March 31, 2015, we had 3,121 employees, which represents an increase of 45% compared to March 31, 2014.

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

As of March 31, 2015, approximately 72.0 million reviews were available on business profile pages, including approximately 17.1 million reviews that were not recommended, after accounting for 5.3 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates presented:

	As of March 31,
	2015	2014
	(in thousands)
Reviews	77,346	56,905

Desktop Unique Visitors

We define unique visitors as the average number of monthly unique visitors over a given three-month period. We define monthly unique visitors as the sum of (i) the number of “users,” as measured by Google Analytics, who have visited our mobile-optimized website at least once in a given month and (ii) the number of “users” who have visited our non-mobile optimized website (“desktop unique visitors”) at least once in a given month. Unique visitors do not include users who access our platform solely through our mobile app. Google Analytics, a product from Google Inc. that provides digital marketing intelligence, measures “users” based on unique cookie identifiers. Because the number of unique visitors is therefore based on unique cookies, an individual who accesses our website from multiple devices, either desktop or through a mobile device, with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor.

Of the approximately 142.5 million unique visitors for the quarter ended March 31, 2015, approximately 79.5 million, or 56%, were desktop unique visitors, compared with approximately 82.2 million, or 62%, desktop unique visitors out of 132.5 million unique visitors for the quarter ended March 31, 2014. We anticipate that use of our mobile platform will be the driver of our growth for the foreseeable future and that usage of our non-mobile optimized website through desktop computers will continue to decline worldwide. Accordingly, going forward, we do not plan to disclose total unique visitors and will instead provide a breakout of desktop unique visitors and mobile unique visitors (as discussed in more detail below) to provide greater visibility into our business and the drivers of our growth. The following table presents our desktop unique visitors for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Desktop Unique Visitors	79,543	82,211

Mobile Unique Visitors

We define mobile unique visitors as the average number of monthly mobile unique visitors over a given three-month period. We define monthly mobile unique visitors to be the sum of (i) the number of “users” who have visited our mobile-optimized website at least once in a given month and (ii) the number of unique mobile devices using our mobile app in a given month. Under this method of calculation, an individual who accesses both our mobile-optimized website and our mobile app, or accesses either our mobile-optimized website or our mobile app from multiple mobile devices, will be counted as multiple mobile unique visitors. Multiple individuals who access either our mobile-optimized website or mobile app from a shared device will be counted as a single mobile unique visitor. The following table presents our mobile unique visitors for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Mobile Unique Visitors	78,962	61,190

Of the mobile unique visitors for the quarter ended March 31, 2015, approximately 16.0 million were unique mobile devices using our mobile app, compared to 10.9 million in the quarter ended March 31, 2014.

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

	As of March 31,
	2015	2014
	(in thousands)
Claimed Local Business Locations	2,193	1,623

Local Advertising Accounts

Local advertising accounts comprise all local business accounts from which we recognize revenue in a given three-month period, excluding local business accounts from which we recognize Yelp Deals revenue only. The following table presents the number of local advertising accounts during the periods presented:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Local Advertising Accounts	90	63

Non-GAAP Financial Measures

To provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report adjusted EBITDA and non-GAAP net income, which are non-GAAP financial measures. We have provided a reconciliation below of both adjusted EBITDA and non-GAAP net income to net loss, the most directly comparable GAAP financial measure in each case.

We have included adjusted EBITDA and non-GAAP net income because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and non-GAAP net income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA and non-GAAP net income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, adjusted EBITDA and non-GAAP net income should not be viewed as a substitute for, or superior to, net loss prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA and non-GAAP net income do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	adjusted EBITDA and non-GAAP net income do not consider the potentially dilutive impact of equity-based compensation;
●	adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
●	other companies, including companies in our industry, may calculate adjusted EBITDA and non-GAAP net income differently, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The tables below present reconciliations of adjusted EBITDA and non-GAAP net income to net loss for each of the periods indicated:

Adjusted EBITDA

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA to GAAP Net Loss:
Net loss	$(1,284)	$(2,635)
Benefit from income taxes	(2,403)	(1,971)
Other (income) expense, net	(562)	2
Depreciation and amortization	6,895	3,661
Stock-based compensation	13,671	9,456
Adjusted EBITDA	$16,317	$8,513

Non-GAAP Net Income

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Reconciliation of Non-GAAP Net Income to GAAP Net Loss:
Net loss	$(1,284)	$(2,635)
Stock-based compensation	13,671	9,456
Amortization of intangible assets	1,231	626
Tax effect of stock-based compensation and amortization of intangibles	(5,716)	(3,860)
Valuation allowance release (net of tax)	—	1,958
Non-GAAP net income	$7,902	$5,545

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2015 or any future period.

	Three Months Ended
	March 31,
	2015	2014
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Local advertising	83%	85%
Brand advertising	6	10
Other services	11	5

Total net revenue	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately
below)	7%	7%
Sales and marketing	53	59
Product development	20	18
General and administrative	17	17
Depreciation and amortization	6	5

Total costs and expenses	104	106

Loss from operations	(4)	(6)
Other income (expense), net	—	—

Loss before income taxes	(3)	(6)
Benefit from income taxes	2	3

Net loss	(1)%	(3)%

Three Months Ended March 31, 2015 and 2014

Net Revenue

We generate revenue from local advertising, brand advertising and other services. The following provides a description of our revenue by product:

Local Advertising. We generate revenue from local advertising programs, including enhanced profile pages and performance and impression-based advertising in search results and elsewhere on our website and mobile app. We also generate local advertising revenue from our SeatMe restaurant reservation product, a monthly subscription service.

Brand Advertising. We generate revenue from brand advertising through the sale of advertising solutions for national brands that want to improve their local presence in the form of display advertisements and brand sponsorships. Our national advertisers include leading brands in the automobile, financial services, logistics, consumer goods and health and fitness industries.

Other Services. We generate other revenue through Eat24, partner arrangements, the sale of Yelp Deals and Gift Certificates, and monetization of remnant advertising inventory through third-party ad networks. Eat24 generates revenue through arrangements with restaurants in which restaurants pay a fixed fee commission on orders placed through Eat24’s platform. Our fixed-fee partner arrangements include allowing third-party data providers to update business listing information on behalf of businesses. Our revenue-sharing partner arrangements provide consumers with the ability to complete food delivery transactions and make online reservations through third parties directly on Yelp. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of a deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to consumers through their business profile pages. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate.

			2014 to
	Three Months Ended		2015%
	March 31,		Change
	2015	2014
	(dollars in thousands)
Net revenue by product:
Local advertising	$98,570	$65,195	51%
Brand advertising	6,627	7,455	(11)
Other services	13,311	3,757	254
Total net revenue	$118,508	$76,407	55%
Net revenue by product:
Local advertising	83%	85%
Brand advertising	6	10
Other services	11	5
Total net revenue	100%	100%

Total net revenue increased $42.1 million, or 55%, in the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Our local advertising revenue increased $33.4 million, or 51%, primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. Our brand advertising revenue decreased $0.8 million, or 11%, primarily due to a decrease in the number of brand advertisers. Our other services revenue increased by $9.6 million, or 254%, primarily due to revenue from Eat24, which we acquired in February 2015, as well as an increase in revenue from partnership arrangements, the sale of Yelp Deals and remnant advertising inventory.

Cost of Revenue

Our cost of revenue consists primarily of network costs, credit card processing fees and web hosting, as well as salaries, benefits and stock-based compensation for our infrastructure teams related to operating our website. It also includes video production expenses and creative design for brand advertising.

			2014 to
	Three Months Ended		2015%
	March 31,		Change
	2015	2014
	(dollars in thousands)
Cost of revenue	$8,699	$5,077	71%
Percentage of net revenue	7%	7%

In the three months ended March 31, 2015, cost of revenue increased $3.6 million, or 71%, compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase of $1.6 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. In addition, set up costs, including video production, for local advertising account pages increased by $0.1 million due to increased demand by local businesses for video on their business pages. Expenses related to creative design for brand and local advertising customers also increased by $0.5 million. In addition, merchant fees related to credit card transactions for local advertising increased $1.6 million. This was offset by a decrease of $0.2 million for headcount and related expenses, due to an increase in the proportion of employees dedicated to capitalized website infrastructure projects.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation expense, travel expense and incentive compensation expense for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. Our focus to date has been on organic and viral growth driven by the community development efforts of our community management team, which is responsible for growing and fostering local communities, as well as coordinating events to raise awareness of our brand. As a result, we have incurred minimal sales and marketing expenses to acquire organic traffic to our platform. However, we have begun selectively testing advertising to consumers through various channels and plan to continue to do so during the remainder of 2015.

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

			2014 to
	Three Months Ended		2015%
	March 31,		Change
	2015	2014
	(dollars in thousands)
Sales and marketing	$63,266	$45,121	40%
Percentage of net revenue	53%	59%

In the three months ended March 31, 2015, sales and marketing expenses increased $18.1 million, or 40%, compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase in headcount and related expenses of $10.0 million, including an increase in stock-based compensation expense of $1.5 million, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. In addition, we experienced an increase in facilities and related allocations of $4.8 million. As a result of new marketing campaigns, domestic and international marketing and advertising costs increased by $3.5 million. This was offset by a decrease in our commission expenses of $0.2 million due to a decrease in brand revenue.

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

			2014 to
	Three Months Ended		2015%
	March 31,		Change
	2015	2014
	(dollars in thousands)
Product development	$23,960	$13,982	71%
Percentage of net revenue	20%	18%

In the three months ended March 31, 2015, product development expenses increased $10.0 million, or 71%, compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase in headcount and related expenses of $7.6 million, including an increase in stock-based compensation expense of $2.7 million. In addition, we experienced an increase in facilities and related expenses of $1.6 million as a result of the increase in headcount. Use of outside consultants also increased by $0.8 million as we continued to invest in adding features and functionality to our website and mobile app.

General and Administrative

Our general and administrative expenses primarily consist of salaries, benefits and stock-based compensation expense for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include outside consulting, legal and accounting services, as well as facilities and other supporting overhead costs not allocated to other departments. We expect our general and administrative expenses to increase for the foreseeable future as we continue to expand our business.

			2014 to
	Three Months Ended		2015%
	March 31,		Change
	2015	2014
	(dollars in thousands)
General and administrative	$19,937	$13,170	51%
Percentage of net revenue	17%	17%

In the three months ended March 31, 2015, general and administrative expenses increased $6.8 million, or 51%, compared to the three months ended March 31, 2014. The increase was primarily attributable to an increase in headcount and related expenses of $2.6 million, including an increase in stock-based compensation expense of $0.6 million. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increase by $1.7 million. We also experienced an increase in facilities and related expenses of $0.6 million and an increase in bad debt expense of $1.9 million.

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs and amortization of purchased intangible assets. We expect depreciation and amortization expenses to increase for the foreseeable future as we continue to expand our technology infrastructure.

			2014 to
	Three Months Ended		2015%
	March 31,		Change
	2015	2014
	(dollars in thousands)
Depreciation and amortization	$6,895	$3,661	88%
Percentage of net revenue	6%	5%

In the three months ended March 31, 2015, depreciation and amortization expenses increased $3.2 million, or 88%, compared to the three months ended March 31, 2014. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and software development costs increased $2.6 million. In addition, amortization related to our intangible assets increased by $0.6 million, primarily due to intangibles acquired in the Eat24 acquisition.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and marketable securities, gains and losses on the disposal of assets, and foreign exchange gains and losses.

			2014 to
	Three Months Ended		2015%
	March 31,		Change
	2015	2014
	(dollars in thousands)
Interest income	$300	$34	782%
Transaction loss on foreign exchange	(171)	(49)	249%
Other non-operating income, net	433	13	3231%
Other income (expense), net	$562	$(2)	NM*
Percentage of net revenue	—%	—%
*Not Meaningful

In the three months ended March 31, 2015, other income (expense), net increased by $0.6 million compared to the three months ended March 31, 2014. The increase was driven primarily by an increase in interest income related to marketable securities, as well as other non-operating income from the release of cash in escrow relating to the Qype acquisition, as discussed in Note 4 to the condensed consolidated financial statements. This was offset by an increase in foreign exchange losses due to unfavorable foreign currency exchange rates during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Benefit from Income Taxes

Benefit from income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards.

			2014 to
			2015%
	As of March 31,		Change
	2015	2014
	(dollars in thousands)
Benefit from income taxes	$2,403	$1,971	22%
Percentage of net revenue	2%	3%

For the three months ended March 31, 2015, the Company recognized a tax benefit that primarily consisted of U.S. federal, state and foreign income tax benefits and discrete benefits on year-to-date pre-tax loss, and discrete benefits related to disqualifying dispositions of incentive stock options and shares purchased under our 2012 Employee Stock Purchase Plan (“ESPP”).

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $172.6 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of March 31, 2015 was $4.5 million. We did not have any outstanding bank loans or credit facilities in place as of March 31, 2015. Our investment portfolio is comprised of highly-rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under our ESPP.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:

Purchases of property, equipment and software	$10,881	$4,246
Depreciation and amortization	6,895	3,661
Cash flows provided by operating activities	25,635	9,323
Cash flows used in investing activities	(103,715)	(6,235)
Cash flows provided by financing activities	4,045	6,413

Operating Activities. We generated $25.6 million of cash in operating activities in the three months ended March 31, 2015, primarily resulting from our net loss of $1.3 million, which included non-cash depreciation and amortization of $6.9 million, non-cash stock-based compensation expense of $13.7 million, and non-cash provision for doubtful accounts of $3.4 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $2.9 million due to an increase in billings for local advertising plans, as well as the timing of payments from these customers;

●

increase in accounts payable, accrued expenses and other liabilities of $12.0 million related to the growth in our business, increase in accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors; and

●	increase in prepaids and other assets of $6.0 million relating to the increase in prepaid licenses and deferred tax benefits.

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

Investing Activities. Our primary investing activities in the three months ended March 31, 2015 consisted of acquisitions, purchases of marketable securities, purchases of property and equipment to support the ongoing build out of our data centers, leasehold improvements for our headquarters in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property and equipment, leaseholds and the development of software during the remainder of 2015.

We used $103.7 million of cash in investing activities during the three months ended March 31, 2015. Cash used in investing activities primarily related to the $71.5 million cash purchase price of Eat24, purchases of marketable securities of $36.1 million, an increase in expenditures related to website and internally developed software of $3.2 million, purchases of intangible data licenses of $0.3 million and purchases of property, equipment, software and leasehold improvements of $10.9 million to support our growth in the business. Cash used in investing was offset by $18.3 million of maturities of investment securities held-to-maturity.

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

Financing Activities. During the three months ended March 31, 2015 and 2014, we generated $4.0 million and $6.4 million, respectively, in financing activities, primarily due to net proceeds from the issuance of common stock upon the exercise of stock options.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2014 or the first three months of 2015.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2015 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of March 31, 2015, we had no material long-term purchase obligations outstanding with any vendors or third parties. As of March 31, 2015, the following table summarizes our future minimum payments under non-cancelable operating leases for equipment and office facilities:

Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
(in thousands)
Operating lease obligations	$298,798	$29,668	$99,294	$68,116	$101,720

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of March 31, 2015, our total liability for uncertain tax positions was $3.4 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of March 31, 2015 would not have a material impact on our cash and cash equivalents portfolio.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We acquired Eat24 on February 9, 2015. Eat24 operated with a different internal control environment than that of Yelp Inc. Our evaluation of Eat24’s internal controls over financial reporting and integration of Eat24 into our internal control structure is ongoing. Otherwise, there was no change in our internal control over financial reporting identified in connection with the evaluation required Rule 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits allege violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. On February 6, 2015, we and the other named defendants filed a motion to dismiss the consolidated complaint, which the court granted on April 21, 2015 following a hearing on the motion. The plaintiffs have until May 21, 2015 to amend their complaint.

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants us and Eat24. The lawsuit asserts that we failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Related to Our Business and Industry

*If we are unable to increase traffic to our website and mobile app, or user engagement on our platform declines, our revenue, business and operating results may be harmed.

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

●

Review Concentration. Our restaurant and shopping categories together accounted for approximately 42% of the businesses that had been reviewed on our platform and approximately 58% of the cumulative reviews through March 31, 2015. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

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

We also anticipate that our traffic growth rate will continue to slow over time, and potentially decrease in certain periods, as our business matures and we achieve higher penetration rates. In particular, the number of major geographic markets, especially within the United States, that we have not yet entered is declining; further expansion in smaller markets may not yield similar results or sustain our growth. That our traffic growth has slowed in recent quarters even as we have expanded our international presence is a reflection of this trend. As our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement on our platform. This dependence may increase as the portion of our revenue derived from performance-based advertising increases. A number of factors may negatively affect our user engagement, including if:

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

*We rely on Internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our solutions. If links to our website and applications are not displayed prominently, traffic to our platform could decline and our business would be adversely affected.

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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website from Internet searches during the three months ended March 31, 2015, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

Consumers are increasingly using mobile devices to access online services. If our mobile platform and mobile advertising products are not compelling, or if we are unable to operate effectively on mobile devices, our business could be adversely affected.

The number of people who access information about local businesses through mobile devices, including smartphones, tablets and handheld computers, has increased dramatically over the past few years and is expected to continue to increase. Although many consumers access our platform both on their mobile devices and through personal computers, we have seen substantial growth in mobile usage. We anticipate that growth in use of our mobile platform will be the driver of our growth for the foreseeable future and that usage through personal computers may continue to decline worldwide. As a result, we must continue to drive adoption of and user engagement on our mobile platform, and our mobile app in particular. If we are unable to drive continued adoption of and engagement on our mobile app, our business may be harmed and we may be unable to decrease our reliance on traffic from Google and other search engines.

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

In addition, if our mobile advertising products prove ineffective, our advertisers may stop or reduce their advertising with us. Although we currently deliver advertising on our mobile app and mobile website, the mobile advertising market remains a new and evolving market; as new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Given our limited experience in monetizing our mobile products, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage. For example, we may be unable to attract new advertisers if our mobile advertising products are not compelling or we fail to continue to innovate and introduce enhanced mobile solutions. Similarly, if we incur excessive expenses in these efforts or our products are insufficiently profitable, our ability to grow revenue would be negatively affected. However, if our mobile solutions alienate our user base, our business may also suffer. Accordingly, we must balance these considerations against our commitment to prioritizing the quality of user experience over short-term monetization, which we may not do effectively.

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

Any inability to integrate services, sites and technologies, operations or personnel in an efficient and timely manner could harm our results of operations. Transition activities are complex and require significant time and resources, and we may not manage the process successfully, particularly if we are managing multiple integrations concurrently. Our ability to integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience. For example, Eat24 is larger and more complex than previous companies we have acquired. In addition, Eat24 operates a business that is new to us, and we are in the early stages of developing the structures and expertise needed to support this business. We plan to invest resources to support this and any future acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. Even if we are able to integrate the operations of any acquired company successfully, these integrations may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the combination of the businesses, or we may not achieve these benefits within a reasonable period of time.

*We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships could harm our business.

We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing and administrative software solutions. We also rely on partners for various transactions available through the Yelp Platform, including Booker for spa and salon appointments, Locu for menu data and Hipmunk for hotel bookings, among others. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. It is possible that these third parties may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to our partners in particular, which may make it difficult to maintain, grow or maximize the benefit for each partnership. Our focus on integrating additional partners to expand the Yelp Platform may exacerbate this risk.

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

Certain competitors could use strong or dominant positions in one or more markets to gain competitive advantage against us in areas in which we operate, including by: integrating review platforms or features into products they control, such as search engines, web browsers or mobile device operating systems; making acquisitions; changing their unpaid search result rankings to promote their own products; refusing to enter into or renew licenses on which we depend; limiting or denying our access to advertising measurement or delivery systems; limiting our ability to target or measure the effectiveness of ads; or making access to our platform more difficult. This risk may be exacerbated by the trend in recent years toward consolidation among online media companies, potentially allowing our larger competitors to offer bundled or integrated products that feature alternatives to our platform.

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

Despite these efforts, we cannot guarantee that each of the 54.9 million reviews on our platform that have been recommended and that have not been removed as of March 31, 2015 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

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

As our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, increases in headcount and cost levels. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. Similarly, any significant changes to the way we structure compensation of our sales organization may be disruptive and may affect our ability to generate revenue.

To manage our growth, we may need to improve our operational, financial and management systems and processes, which may require significant capital expenditures and allocation of valuable management and employee resources, as well as subject us to the risk of over-expanding our operating infrastructure. However, if we fail to scale our operations successfully and increase productivity, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

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

We regard the protection of our trade secrets, copyrights, trademarks and domain names as critical to our success. In particular, we must maintain, protect and enhance the “Yelp” brand. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain jurisdictions abroad. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, as well as confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information or deter independent development of similar technologies by others.

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

Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:

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

Since our inception, we have incurred significant operating losses and, as of March 31, 2015, we had an accumulated deficit of approximately $35.3 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $377.5 million in 2014, we expect that our revenue growth rate will decline as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded. As a result, you should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realized in 2014, as an indication of our future performance. In addition, historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

We have recorded a significant amount of goodwill related to our acquisitions to date, and a significant portion of the purchase price of any companies we acquire in the future may be allocated to acquired goodwill and other intangible assets. Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value of our goodwill and other intangible assets may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered include declines in our stock price, market capitalization and future cash flow projections. If our acquisitions do not yield expected returns, our stock price declines or any other adverse change in market conditions occurs, a change to the estimation of fair value could result. Any such change could result in an impairment charge to our goodwill and intangible assets, particularly if such change impacts any of our critical assumptions or estimates, and may have a negative impact on our financial position and operating results.

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

In addition, the application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing, or determine that the manner in which we operate our business does not achieve the intended tax consequences, which could increase our worldwide effective tax rate and harm our financial position and results of operations. As we operate in numerous taxing jurisdictions, the application of tax laws can also be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.

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

*Our business and results of operations may be harmed if we are deemed responsible for the collection and remittance of state sales taxes for Eat24's restaurants.

If we are deemed an agent for the restaurants in our Eat24 network under state tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states. It is possible that one or more states could seek to impose sales, use or other tax collection obligations on us with regard to such food sales. These taxes may be applicable to past sales. A successful assertion that we should be collecting additional sales, use or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which would harm our business and results of operations. In addition, we rely on the restaurants in our Eat24 network to provide us with the correct sales tax rates for each individual order. If such information proves incorrect, we may be liable for the under or over collection of sales tax from Eat24 customers.

*We rely on data from third parties to calculate certain of our key metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

Certain of our key metrics — the number of our unique visitors and mobile unique visitors — are calculated relying on data from third parties. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges to continue to occur, and potentially to increase as our traffic grows. In addition, there are inherent challenges in measuring usage across our large user base around the world. For example, because these metrics are based on users with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. As a result, the calculations of our unique visitors and mobile unique visitors may not accurately reflect the number of people actually using our platform. In addition, our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. If our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.

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

It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. The European Commission is also in the process of promulgating a new general data protection regulation, which may result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our capital stock. The current holders of our Class B common stock collectively are able to control all matters submitted to our stockholders for approval even though their stock holdings represent less than 50% of the outstanding shares of our common stock. As of March 31, 2015, stockholders who held shares of Class B common stock, including our founders, directors, executive officers, employees and their affiliates, together beneficially owned shares representing approximately 60% of the voting power of our outstanding capital stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares, which may include existing founders, officers, directors and their affiliates. This concentrated control will limit our other stockholders’ ability to influence corporate matters for the foreseeable future and, as a result, the market price of our Class A common stock could be adversely affected.

*Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2014 and March 31, 2015, our Class A common stock’s daily closing price ranged from $42.17 to $98.04. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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

Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2015, we had 65,050,726 shares of Class A common stock and 9,600,608 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of our Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of shares of our Class B common stock. No shares of our Class A common stock were repurchased during this period.

Total Number of
			Shares	Maximum
			Purchased as	Number of
	Total	Weighted	Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs	or Programs
January 1 – January 31, 2015	—	—	—	—
February 1 – February 28, 2015	5,851	$47.79	—	—
March 1 – March 31, 2015	—	—	—	—
Total	5,851	$47.79	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan, as amended.

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

YELP INC.

Date: May 1, 2015	/s/ Rob Krolik
Rob Krolik
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Filed
		Incorporated by Reference				Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 9, 2015, by and among Yelp Inc., Eat24Hours.com, Inc., Kale Acquisition Corp., Quinoa Acquisition LLC, the Stockholders of Eat24Hours.com, Inc., and Nadav Sharon, as Stockholders’ Agent.	8-K	001-35444	99.1	2/10/2015
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012
3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012
4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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