Form 10-Q
period 2015-06-30
YELP INC
filed 2015-08-03
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

As of July 24, 2015, there were 65,797,617 shares of registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 9,455,216 shares of registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

YELP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended	2
	June 30, 2015 and 2014.
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and	3
	Six Months Ended June 30, 2015 and 2014.
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,	4
	2015 and 2014.
	Notes to Condensed Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30
Item 4.	Controls and Procedures.	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	32
Item 1A.	Risk Factors.	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	55
Item 3.	Defaults Upon Senior Securities.	55
Item 4.	Mine Safety Disclosures.	56
Item 5.	Other Information.	56
Item 6.	Exhibits.	56

Signatures		57
______________________________

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

In the fourth quarter of 2014, we acquired Restaurant Kritik, a German review website, and Cityvox SAS, a French review website. Following these acquisitions, we migrated the content and redirected the websites of Restaurant Kritik and Cityvox to the Yelp platform. Accordingly, the traffic, content and local business activity of Restaurant Kritik and Cityvox are included in the key metrics presented in this Quarterly Report as of and for the quarter ended June 30, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$181,460	$247,312
Short-term marketable securities	186,673	118,498
Accounts receivable (net of allowance for doubtful accounts of $2,343 and $1,627
at June 30, 2015 and December 31, 2014, respectively)	41,339	35,593
Prepaid expenses and other current assets	22,713	19,355
Total current assets	432,185	420,758

Long-term marketable securities	—	38,612
Property, equipment and software, net	72,603	62,761
Goodwill	173,296	67,307
Intangibles, net	42,458	5,786
Restricted cash	16,285	17,943
Other assets	4,560	16,483
Total assets	$741,387	$629,650

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,706	$1,398
Accrued liabilities	37,716	29,581
Deferred revenue	2,546	2,994
Total current liabilities	41,968	33,973
Long-term liabilities	13,254	7,527
Total liabilities	55,222	41,500
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.000001 par value — 500,000,000 shares authorized;
75,232,705 and 72,920,582 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	734,867	627,742
Accumulated other comprehensive loss	(12,130)	(5,609)
Accumulated deficit	(36,572)	(33,983)
Total stockholders’ equity	686,165	588,150
Total liabilities and stockholders’ equity	$741,387	$629,650

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	$133,913	$88,787	$252,421	$165,194
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization
shown separately below)	13,057	5,845	21,756	10,922
Sales and marketing	68,014	47,798	131,280	92,919
Product development	26,345	14,726	50,305	28,708
General and administrative	19,280	13,257	39,217	26,427
Depreciation and amortization	7,167	4,034	14,062	7,695
Total costs and expenses	133,863	85,660	256,620	166,671

Income (loss) from operations	50	3,127	(4,199)	(1,477)
Other income (expense), net	329	(15)	891	(17)

Income (loss) before income taxes	379	3,112	(3,308)	(1,494)
Benefit (provision) for income taxes	(1,684)	(369)	719	1,602

Net income (loss) attributable to common stockholders (Class A and B)	$(1,305)	$2,743	$(2,589)	$108

Net income (loss) per share attributable to common stockholders
(Class A and Class B)
Basic	$(0.02)	$0.04	$(0.03)	$0.00
Diluted	$(0.02)	$0.04	$(0.03)	$0.00

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (Class A and Class B)
Basic	74,631	71,714	74,009	71,444
Diluted	74,631	77,056	74,009	76,903

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(1,305)	$2,743	$(2,589)	$108
Other comprehensive income (loss):
Foreign currency translation adjustments	1,344	(338)	(6,521)	(422)
Other comprehensive income (loss)	1,344	(338)	(6,521)	(422)
Comprehensive income (loss)	$39	$2,405	$(9,110)	$(314)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(2,589)	$108
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,062	7,695
Provision for doubtful accounts and sales returns	6,076	2,581
Stock-based compensation	29,187	19,539
Loss (gain) on disposal of assets and website development costs	144	(5)
Premium amortization, net, on securities held-to-maturity	481	93
Excess tax benefit from stock-based award activity	(3,952)	(460)
Changes in operating assets and liabilities:
Accounts receivable	(7,855)	(6,716)
Prepaid expenses and other assets	(7,079)	(5,980)
Accounts payable, accrued expenses, and long-term liabilities	15,616	3,567
Deferred revenue	(426)	(433)
Net cash provided by operating activities	43,665	19,989
INVESTING ACTIVITIES:
Acquisition, net of cash received	(73,422)	—
Purchases of property, equipment and software	(18,059)	(7,212)
Capitalized website and software development costs	(6,012)	(4,327)
Proceeds from sale of property and equipment	109	14
Purchases of intangible assets	(314)	—
Maturities of investment securities, held-to-maturity	63,870	—
Purchases of investment securities, held-to-maturity	(93,914)	(122,226)
Changes in restricted cash	1,672	(397)
Net cash used in investing activities	(126,070)	(134,148)
FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	8,534	10,841
Proceeds from issuance of common stock for Employee Stock Purchase Plan	5,061	4,087
Excess tax benefit from stock-based award activity	3,952	460
Repurchase of common stock	(396)	(642)
Net cash provided by financing activities	17,151	14,746
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(598)	35
CHANGE IN CASH AND CASH EQUIVALENTS	(65,852)	(99,378)
CASH AND CASH EQUIVALENTS—Beginning of period	247,312	389,764
CASH AND CASH EQUIVALENTS—End of period	$181,460	$290,386
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$(4)	$260
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$2,046	$1,185
Capitalized website and software development costs recorded in accounts payable and
accruals	15	25
Goodwill measurement period adjustment for working capital	51	—
Issuance of common stock in connection with acquisition	59,158	—

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

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The new standard requires that reporting companies to disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated condensed financial statements.

In August 2014, FASB issued Accounting Standards Update 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 31, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement" ("ASU 2015-05"). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The standard will be effective for the first interim period within annual reporting periods beginning after December 31, 2015. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, "Technical Corrections and Improvements" ("ASU 2015-10"). ASU 2015-10 amends a wide range of Accounting Standards Codification topics to make clarifying changes, correct unintended application of guidance, and make minor changes that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company does not anticipate that the adoption of ASU 2015-10 will have a material impact on its consolidated financial statements and related disclosures.

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

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s investments in money market accounts are recorded as cash equivalents at fair value in the condensed consolidated financial statements. All other financial instruments are classified as held-to-maturity investments and, accordingly, are recorded at amortized cost; however, the Company is required to determine the fair value of these investments on a recurring basis to identify any potential impairment. The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level 1—Observable inputs, such as quoted prices in active markets,

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly, or

Level 3—Unobservable inputs for which there are little or no market data, which requires the Company to develop its own assumptions.

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

The Company classified the contingent consideration liability related to the acquisition of Restaurant Kritik within Level 3, because it was estimated using a discounted cash flow technique with significant inputs that were not observable in the market. The significant inputs not observable in the market in the Level 3 measurement included the Company’s probability assessments of completion, appropriately discounted considering the uncertainties associated with the obligation, and were calculated in accordance with the terms of the asset purchase agreement. During the period ended June 30, 2015, the Company adjusted the liability to $0.8 million based on the completion of the associated milestones. Refer to Note 4 regarding the effects of the acquisition on the Company’s consolidated financial statements.

The following table represents the Company’s financial instruments measured at fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$104,017	$—	$—	$104,017	$208,593	$—	$—	$208,593
Marketable Securities:
U.S. government bonds	5,005	—	—	5,005	5,005	—	—	5,005
Commercial paper	—	31,973	—	31,973	—	31,965	—	31,965
Corporate bonds	—	20,082	—	20,082	—	29,486	—	29,486
Agency bonds	—	129,615	—	129,615	—	90,575	—	90,575

Total cash equivalents and marketable securities	$109,022	$181,670	$—	$290,692	$213,598	$152,026	$—	$365,624

Current liabilities:
Contingent consideration liability	$—	$—	$802	$802	$—	$—	$835	$835

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within two years, as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of June 30, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$31,973	$—	$—	$31,973
Corporate bonds	20,085	1	(4)	20,082
Agency bonds	129,612	12	(9)	129,615
U.S. government bonds	5,003	2	—	5,005
Total marketable securities	$186,673	$15	$(13)	$186,675

	As of December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$31,964	$—	$—	$31,964
Corporate bonds	24,397	1	(31)	24,367
Agency bonds	57,130	1	(26)	57,105
U.S. government bonds	5,007	—	(2)	5,005
	$118,498	$2	$(59)	$118,441

Long-term marketable securities:
Corporate bonds	$5,120	$—	$(1)	$5,119
Agency bonds	33,492	—	(22)	33,470
	$38,612	$—	$(23)	$38,589
Total marketable securities	$157,110	$2	$(82)	$157,030

The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of June 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$13,069	$(4)	$—	$—	$13,069	$(4)
Agency bonds	55,529	(9)	—	—	55,529	(9)
Total	$68,598	$(13)	$—	$—	$68,598	$(13)

	As of December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$24,439	$(32)	$—	$—	$24,439	$(32)
Agency bonds	79,564	(48)	—	—	79,564	(48)
U.S. government bonds	5,005	(2)	—	—	5,005	(2)
Total	$109,008	$(82)	$—	$—	$109,008	$(82)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2015 and 2014, the Company did not recognize any other-than-temporary impairment loss.

4. ACQUISITIONS

2015 Acquisition

On February 9, 2015, the Company acquired Eat24Hours.com, Inc. (“Eat24”). In connection with the acquisition, all of the outstanding capital stock of Eat24 was converted into the right to receive an aggregate of approximately $75.0 million in cash, less certain transaction expenses, and 1,402,844 shares of Yelp Class A common stock with an aggregate fair value of approximately $59.2 million, as determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. Of the total consideration paid in connection with the acquisition, $16.5 million in cash and 308,626 shares were initially held in escrow to secure indemnification obligations. The key factor underlying the acquisition was to obtain an online food ordering solution to drive daily engagement in the Company’s key restaurant vertical.

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

February 9, 2015
Fair value of purchase consideration:
Cash:
Distributed to Eat24 stockholders	$56,624
Held in escrow account	16,500
Payable on behalf of Eat24 stockholders	1,876
Total cash	75,000

Class A common stock:
Distributed to Eat24 stockholders	46,143
Held in escrow account	13,015
Total purchase consideration	$134,158

Fair value of net assets acquired:
Cash and cash equivalents	$1,578
Intangibles	39,600
Goodwill	110,927
Other assets	6,031
Total assets acquired	158,136
Deferred tax liability	(15,207)
Other liabilities	(8,771)
Total liabilities assumed	(23,978)
Net assets acquired	$134,158

Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Restaurant relationships	17,400	12.0 years
Developed technology	7,400	5.0 years
User relationships	12,000	7.0 years
Trade name	2,800	4.0 years
Weighted average		8.6 years

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

For the three months ended June 30, 2015, the Company recorded no acquisition-related transaction costs and for the six-months ended June 30, 2015, the Company recorded approximately $0.2 million in acquisition-related transaction costs, which were included in general and administrative expense in the accompanying consolidated statement of operations.

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

	Pro Forma
	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Revenue	$133,915	94,653	$255,668	176,513
Net income (loss)	$(1,304)	2,646	$(3,705)	(872)
Basic net income (loss) per share attributable to common stockholders	$(0.02)	0.04	$(0.05)	(0.01)
Diluted net income (loss) per share attributable to common stockholders	$(0.02)	0.03	$(0.05)	(0.01)

The consolidated statements of operations for the three and six months ended June 30, 2015 include $5.3 million and $10.1 million of revenue, respectively, attributable to Eat24.

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

Under the Restaurant Kritik asset purchase agreement, the Company agreed to pay an additional $0.9 million in consideration if the migration of Restaurant Kritik’s content to Yelp is completed within one year of the acquisition date. The estimated fair value of the contingent consideration was approximately $0.8 million as of the acquisition date and $0.8 million as of June 30, 2015, and is included in current liabilities on the Company’s consolidated balance sheet.

The following table presents the aggregate purchase price allocations of these individually immaterial acquisitions recorded in the Company’s condensed consolidated balance sheets as of their acquisition dates (in thousands):

Net tangible assets	$(277)
Goodwill	13,995
Intangible assets	1,546
Total purchase price (excluding contingent consideration)	15,264
Contingent consideration	826
Total purchase price	$16,090

Estimated useful lives as of the acquisition dates of the intangible assets acquired are as follows:

Intangible Asset Type	Useful Life
Content	5 years
Developed technology	0.5 years
Trade name	2 years
Weighted average	4.3 years

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

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents
Cash	$77,443	$38,719
Money market funds	104,017	208,593
Total cash and cash equivalents	$181,460	$247,312

The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of June 30, 2015 and December 31, 2014, the Company had letters of credit totaling $16.3 million and $17.9 million, respectively, related to such leases.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Computer equipment	$22,247	$19,111
Software	831	802
Capitalized website and internal-use software development costs	34,997	27,602
Furniture and fixtures	9,029	6,621
Leasehold improvements	41,361	36,991
Telecommunication	2,644	2,610
Total	111,109	93,737
Less accumulated depreciation	(38,506)	(30,976)
Property, equipment and software, net	$72,603	$62,761

Depreciation expense was approximately $5.3 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively, and $10.9 million and $5.9 million for the six months ended June 30, 2015 and 2014, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired.

The changes in the carrying amount of goodwill during the six months ended June 30, 2015 were as follows (in thousands):

Balance as of December 31, 2014	$67,307
Goodwill measurement period adjustment	51
Goodwill acquired	110,927
Effect of currency translation	(4,989)
Balance as of June 30, 2015	$173,296

Intangible assets at June 30, 2015 and December 31, 2014 consist of the following (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
June 30, 2015:
Restaurant and user relationships	$29,400	$(1,235)	$28,165	9.6 years
Developed and acquired technology	9,305	(1,602)	7,703	4.5 years
Content	4,037	(1,724)	2,313	3.2 years
Data licenses and domains	2,291	(600)	1,691	4.2 years
Trade name and other	3,356	(770)	2,586	3.5 years
Total	$48,389	$(5,931)	$42,458

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
December 31, 2014:
Developed and acquired technology	$1,963	$(861)	$1,102	4.2 years
Advertiser relationships	1,853	(1,853)	—	0.0 years
Content	4,299	(1,393)	2,906	3.6 years
Data licenses and domains	1,977	(326)	1,651	4.5 years
Trade name and other	596	(469)	127	1.4 years
Total	$10,688	$(4,902)	$5,786

Amortization expense was $1.8 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the estimated future amortization of purchased intangible assets for (i) the remaining six months of 2015, (ii) each of the succeeding four years and (iii) the succeeding fifth year and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2015 (from July 1, 2015)	$3,414
2016	6,807
2017	6,660
2018	6,181
2019	5,299
2020 and thereafter	14,097
Total amortization	$42,458

8. ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Restaurant payable	$9,363	$—
Accrued vacation	5,685	3,972
Accrued commissions	4,028	4,198
Accrued hosting	1,436	1,478
Accrued income, withholding and business taxes	1,971	1,354
Fixed asset purchase commitments	1,886	6,329
Accrued payroll tax	1,650	1,251
Merchant revenue share liability	1,219	1,218
Accrued employee related expenses	1,194	1,209
Accrued employee stock purchase plan liability	791	907
Deferred rent	691	1,229
Other accrued expenses	7,802	6,436
Total	$37,716	$29,581

9. OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and six months ended June 30, 2015 and 2014 consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$131	$202	$431	$236
Transaction gain (loss) on foreign exchange	263	(128)	92	(177)
Other non-operating income (loss), net	(65)	(89)	368	(76)
Other income (expense), net	$329	$(15)	891	$(17)

10. COMMITMENTS AND CONTINGENCIES

Office Facility Leases — The Company leases its office facilities under operating lease agreements that expire from 2015 to 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $7.6 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively, and $14.5 million and $7.3 million for the six months ended June 30, 2015 and 2014, respectively.

Legal Proceedings — The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits allege violations of the Securities Exchange Act of 1934, as amended, by the Company and its officers for allegedly making materially false and misleading statements regarding the Company's business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On June 26, 2015, the Company and the other named defendants filed a motion to dismiss the first amended complaint, and a hearing on this motion has been scheduled for September 10, 2015.

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants the Company and Eat24. The lawsuit asserts that the defendants failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 25, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act.

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages and penalties in unspecified amounts, as well as injunctive relief.

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

11. STOCKHOLDERS’ EQUITY

The following table presents the shares authorized and the shares issued and outstanding as of the periods presented:

	June 30, 2015		December 31, 2014
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	65,753,489	200,000,000	63,062,071
Class B common stock, $0.000001 par value	100,000,000	9,479,216	100,000,000	9,858,511
Common stock, $0.000001 par value	200,000,000	—	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

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

Stock Options

Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest either over a four-year period with 25% vesting at the end of one year and the remaining shares vesting monthly thereafter, or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year. Options granted are generally exercisable for up to 10 years. A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – January 1, 2015	9,037,935	$19.64	7.26	$324,160
Granted	316,450	52.09
Exercised	(619,037)	13.79
Canceled	(172,968)	40.62
Outstanding – June 30, 2015	8,562,380	$20.84	6.86	$204,722
Options vested and expected to vest as of June 30, 2015	8,338,298	$20.44	6.83	$201,870
Options vested and exercisable as of June 30, 2015	5,142,755	$15.10	6.29	$147,623

Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $11.0 million and $15.3 million for the three months ended June 30, 2015 and 2014, respectively, and $21.2 million and $67.3 million for the six months ended June 30, 2015 and 2014, respectively. The weighted-average grant date fair value of options granted was $20.64 and $41.30 per share for the three months ended June 30, 2015 and 2014, respectively, and $26.65 and $44.73 per share for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested stock options was approximately $47.0 million, which is expected to be recognized over a weighted-average time period of 1.79 years.

RSUs and RSAs

The cost of RSUs and RSAs is determined using the fair value of the Company’s common stock on the date of grant. RSUs and RSAs generally vest either over a four-year period with 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter, or over a four-year period with 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year. A summary of RSU and RSA activity for the six months ended June 30, 2015 is as follows:

	Restricted Stock Units		Restricted Stock Awards
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested—January 1, 2015	1,131,849	$64.96	30,970	$9.48
Granted	1,461,327	49.09	—	—
Released	(134,009)	59.57	(19,062)	9.12
Canceled	(201,377)	61.25	(1,250)	11.40
Unvested—June 30, 2015	2,257,790	$55.33	10,658	$9.90

As of June 30, 2015, the Company had approximately $107.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs and RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3.32 years.

Employee Stock Purchase Plan

The 2012 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s Class A common stock on the last day of the offering period. There were 162,373 shares purchased by employees under the ESPP at a weighted-average purchase price of $31.17 per share during the three and six months ended June 30, 2015. There were 133,905 shares purchased by employees under the ESPP at a weighted-average purchase price of $30.52 per share during the three and six months ended June 30, 2014. The Company recognized stock-based compensation expense related to the ESPP of $1.3 million and $1.1 million of during the three months ended June 30, 2015 and 2014, respectively, and $2.7 million and $2.2 million during the six months ended June 30, 2015 and 2014, respectively.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$222	$119	$346	$269
Sales and marketing	5,654	3,728	10,591	7,125
Product development	6,065	3,456	11,170	6,498
General and administrative	3,575	2,780	7,080	5,647
Total stock-based compensation	$15,516	$10,083	$29,187	$19,539

The Company capitalized stock-based compensation as website development costs of $0.8 million and $0.5 million in the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $0.8 million in the six months ended June 30, 2015 and 2014, respectively.

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

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. The Company’s potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options and shares issuable upon the vesting of RSUs, and, to a lesser extent, unvested shares subject to RSAs and purchases related to the ESPP. The dilutive effect of these potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of Class B common stock.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,
	2015		2014
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(1,138)	$(167)	$2,341	$402
Denominator:
Weighted-average shares outstanding	65,107	9,524	61,208	10,506
Basic net income (loss) per share attributable to common stockholders	$(0.02)	$(0.02)	$0.04	$0.04

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(1,138)	$(167)	$2,341	$402
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	—	—	402	—
Reallocation of undistributed earnings to Class B shares	—	—	—	79
Allocation of undistributed earnings	$(1,138)	$(167)	$2,743	$481

Denominator:
Number of shares used in basic calculation	65,107	9,524	61,208	10,506
Weighted-average effect of dilutive securities
Conversion of Class B to Class A shares	—	—	10,506	—
Stock options	—	—	4,963	2,959
Other dilutive securities	—	—	379	48
Number of shares used in diluted calculation	65,107	9,524	77,056	13,513
Diluted net income (loss) per share attributable to common stockholders	$(0.02)	$(0.02)	$0.04	$0.04

	Six Months Ended June 30,
	2015		2014
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(2,252)	$(337)	$92	$16
Denominator:
Weighted-average common shares outstanding	64,363	9,646	60,576	10,868
Basic net income (loss) per share attributable to common stockholders	$(0.03)	$(0.03)	$0.00	$0.00

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(2,252)	$(337)	$92	$16
Reallocation of undistributed earnings as a result of conversion of
Class B to Class A shares	—	—	16	—
Reallocation of undistributed earnings to Class B shares	—	—	—	4
Allocation of undistributed earnings	$(2,252)	$(337)	$108	$20

Denominator:
Number of shares used in basic calculation	64,363	9,646	60,576	10,868
Weighted-average effect of dilutive securities
Conversion of Class B to Class A shares	—	—	10,868	—
Stock options	—	—	5,146	3,000
Other dilutive securities	—	—	313	48
Number of shares used in diluted calculation	64,363	9,646	76,903	13,916
Diluted net income (loss) per share attributable to common stockholders	$(0.03)	$(0.03)	$0.00	$0.00

The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock options	8,562	411	8,562	86
Restricted stock units	2,258	—	2,258	—
Restricted stock awards	11	—	11	—
Employee stock purchase plan	22	—	22	—

13. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded an income tax provision of $1.7 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and an income tax benefit of $0.7 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. The tax benefit for the six months ended June 30, 2015 is due to $0.7 million of discrete benefits. The tax benefit for the six months ended June 30, 2014 is due to recognition of an income tax benefit of approximately $2.0 million related to the release of valuation allowance on foreign net operating losses offset by approximately $0.4 million in foreign income taxes and state minimum taxes.

The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, tax credits, and non-deductible stock-based compensation expense. As of June 30, 2015, the total amount of gross unrecognized tax benefits was $3.6 million, $0.1 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of June 30, 2015, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended June 30, 2015, the Company’s gross unrecognized tax benefits increased by $0.2 million, all of which would affect the Company’s effective tax rate if recognized.

The Company does not have any tax positions as of June 30, 2015 for which it is reasonably possible that the total amount of gross unrecognized tax benefits will significantly increase or decrease within the next 12 months.

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

During the three months ended June 30, 2015 the Company began tracking revenue for the transactions product line consisting of Eat24, Platform transactions, and the sale of Yelp Deals and Gift Certificates. The Company has presented transactions revenue separately in the tables and discussion for prior periods for purposes of comparison.

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

Revenue by geography is based on the billing address of the customer. The following tables present the Company’s net revenue by product line and long-lived assets by geographic region for the periods presented (in thousands):

Net Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue by product:
Local advertising	$107,882	$75,685	$206,452	$140,880
Transactions	11,304	1,228	17,910	2,492
Brand advertising	8,303	9,055	14,930	16,510
Other services	6,424	2,819	13,129	5,312
Total net revenue	$133,913	$88,787	$252,421	$165,194

During the three and six months ended June 30, 2015 and 2014, a substantial majority of the Company’s revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in either period.

Long-Lived Assets

	June 30,	December 31,
	2015	2014
United States	$71,483	$73,344
All Other Countries	5,680	5,900
Total long-lived assets	$77,163	$79,244

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

●

Accelerate Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the usage of, consumers as we look to leverage our brand and benefit from accelerating network dynamics in Yelp communities. For example, in May 2015, we launched our first television and digital advertising campaign to increase consumer awareness of our brand, and plan to continue testing various advertising channels over the remainder of the year. We believe that expanding our content will also attract new consumers as well as increase the number of visits and searches per user, and so we will continue to expand our community engagement efforts and explore new ways to enable contributors to share content.

●

Enhance Monetization. While our core local advertising business in the United States has a significant and growing base of revenue, we have invested, and will continue to invest, in several initiatives to enhance our monetization opportunities. One such initiative has been, and will continue to be, to aggressively grow our sales force in order to reach more businesses. We will also continue expanding the Yelp Platform, business owner tools and other partnerships to encourage businesses to advertise on Yelp. For example, in the second quarter of 2015, we partnered with HTC to provide tailored recommendations directly to the lock screen of HTC’s One M9 device and to integrate Yelp content and business recommendations into HTC’s BlinkFeed application, which is pre-loaded on all new HTC phones.

Our overall strategy is to invest for long-term growth. During the remainder of 2015, we expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally, and to continue the integration of Eat24Hours.com, Inc., a leading web and app-based food ordering service (“Eat24”), which we acquired in February 2015. In addition, we plan to phase out our brand advertising products over the remainder of 2015 and redeploy the associated internal resources, including our brand sales team, elsewhere within our organization. Due to certain negative trends in the broader market for brand advertising products — in particular, the shift toward programmatic advertising, which may have the effect of reducing the market price of cost-per-impression advertising, and increased advertiser demand for products such as video ads that are disruptive to the consumer experience — we believe this decision will provide us with a long-term strategic advantage by allowing us to focus on our core strength of local advertising and continue providing a great consumer experience. As of June 30, 2015, we had 3,254 employees, which represents an increase of 39% compared to June 30, 2014.

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

As of June 30, 2015, approximately 77.4 million reviews were available on business profile pages, including approximately 18.4 million reviews that were not recommended, after accounting for 5.7 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated:

	As of June 30,
	2015	2014
	(in thousands)
Reviews	83,102	61,342

Desktop Unique Visitors

We define desktop unique visitors as the average number of monthly desktop unique visitors who have visited our non-mobile optimized website (our “desktop website”) over a given three-month period. We calculate monthly desktop unique visitors as the number of “users,” as measured by Google Analytics, who have visited our desktop website at least once in a given month. Google Analytics, a product from Google Inc. that provides digital marketing intelligence, measures “users” based on unique cookie identifiers. Because the number of desktop unique visitors is therefore based on unique cookies, an individual who accesses our desktop website from multiple devices with different cookies may be counted as multiple desktop unique visitors, and multiple individuals who access our desktop website from a shared device with a single cookie may be counted as a single desktop unique visitor. The following table presents our desktop unique visitors for the periods indicated:

	Three Months Ended
	June 30,
	2015	2014
	(in thousands)
Desktop Unique Visitors	79,175	81,884

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

	Three Months Ended
	June 30,
	2015	2014
	(in thousands)
Mobile Unique Visitors	82,812	67,886

Of the mobile unique visitors for the quarter ended June 30, 2015, approximately 18.1 million were unique mobile devices using our mobile app, compared to 12.0 million in the quarter ended June 30, 2014.

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

	As of June 30,
	2015	2014
	(in thousands)
Claimed Local Business Locations	2,349	1,751

Local Advertising Accounts

Local advertising accounts comprise all local business accounts from which we recognize revenue in a given three-month period, excluding local business accounts from which we recognize Yelp Deals revenue only. The following table presents the number of local advertising accounts during the periods presented:

	Three Months Ended
	June 30,
	2015	2014
	(in thousands)
Local Advertising Accounts	97	69

Non-GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). However, to provide investors with additional information regarding our financial results, we have disclosed in this Quarterly Report adjusted EBITDA and non-GAAP net income, which are non-GAAP financial measures. We have provided a reconciliation below of both adjusted EBITDA and non-GAAP net income to net income (loss), the most directly comparable GAAP financial measure in each case.

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

Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, adjusted EBITDA and non-GAAP net income should not be viewed as a substitute for, or superior to, net income prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

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

Because of these limitations, you should consider adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The tables below present reconciliations of adjusted EBITDA and non-GAAP net income to net income (loss) for each of the periods indicated:

Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(1,305)	$2,743	$(2,589)	$108
(Benefit) provision for income taxes	1,684	369	(719)	(1,602)
Other (income) expense, net	(329)	15	(891)	17
Depreciation and amortization	7,167	4,034	14,062	7,695
Stock-based compensation	15,516	10,083	29,187	19,539
Adjusted EBITDA	$22,733	$17,244	$39,050	$25,757

Non-GAAP Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Non-GAAP Net Income
to GAAP Net Income (Loss):
Net income (loss)	$(1,305)	$2,743	$(2,589)	$108
Stock-based compensation	15,516	10,083	29,187	19,539
Amortization of intangible assets	1,803	629	3,034	1,255
Tax effect of stock-based compensation and amortization of intangibles	(6,660)	(4,039)	(12,376)	(7,899)
Valuation allowance release (net of tax)	—	—	—	1,958
Non-GAAP net income	$9,354	$9,416	$17,256	$14,961

Results of Operations

The following table sets forth our results of operations for the periods indicated as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2015 or any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Local advertising	81%	85%	82%	85%
Transactions	8	2	7	2
Brand advertising	6	10	6	10
Other services	5	3	5	3

Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	10%	7%	9%	7%
Sales and marketing	51	54	52	56
Product development	20	17	20	17
General and administrative	14	15	16	16
Depreciation and amortization	5	5	6	5

Total costs and expenses	100	96	102	101

Income (loss) from operations	—	4	(2)	(1)
Other income (expense), net	—	—	—	—

Income (loss) before income taxes	—	4	(1)	(1)
Benefit (provision) for income taxes	(1)	—	—	1

Net income (loss)	(1)%	3%	(1)%	—%

Three and Six Months Ended June 30, 2015 and 2014

Net Revenue

We generate revenue from local advertising, transactions, brand advertising and other services. The following provides a description of our revenue by product:

Local Advertising. We generate revenue from local advertising programs, including enhanced profile pages and performance- and impression-based advertising in search results and elsewhere on our website and mobile app. We also generate local advertising revenue from our SeatMe restaurant reservation product, a monthly subscription service.

Transactions. We generate revenue from various transactions with consumers, including through Eat24, Platform transactions and the sale of Yelp Deals and Gift Certificates. In prior periods, we included revenue from transactions within other services revenue; going forward, we will present transactions separately to provide additional insight into this part of our business. We have also presented transactions revenue separately in the tables and discussion below for prior periods for purposes of comparison. Eat24 generates revenue through arrangements with restaurants in which restaurants pay a fixed fee commission percentage on orders placed through Eat24’s platform. We record revenue associated with Eat24 platform transactions on a net basis. Our platform partnerships are revenue-sharing arrangements that provide consumers with the ability to complete food delivery transactions, make hotel bookings and book spa and salon appointments through third parties directly on Yelp. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of a deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to consumers through their business profile pages. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate.

Brand Advertising. We generate revenue from brand advertising through the sale of advertising solutions for national brands that want to improve their local presence in the form of display advertisements and brand sponsorships. We plan to phase out our brand advertising products by the end of 2015.

Other Services. We generate other revenue through partner arrangements and monetization of remnant advertising inventory through third-party ad networks. Our partner arrangements include allowing third-party data providers to update business listing information on behalf of businesses and resale of our local advertising products by the various partners.

	Three Months Ended			Six Months Ended
	June 30,		2014 to	June 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Net revenue by product:
Local advertising	$107,882	$75,685	43%	$206,452	$140,880	47%
Transactions	11,304	1,228	821	17,910	2,492	619
Brand advertising	8,303	9,055	(8)	14,930	16,510	(10)
Other services	6,424	2,819	128	13,129	5,312	147
Total net revenue	$133,913	$88,787	51%	$252,421	$165,194	53%

Net revenue by product:
Local advertising	81%	85%		82%	85%
Transactions	8	2		7	2
Brand advertising	6	10		6	10
Other services	5	3		5	3
Total net revenue	100%	100%		100%	100%

Total net revenue increased $45.1 million, or 51%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $87.2 million, or 53%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Our local advertising revenue increased $32.2 million, or 43%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $65.6 million, or 47%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in both periods was primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. This growth was driven primarily by purchases of cost-per-click advertising, which increased from 20% to 46% of local advertising revenue in the three months ended June 30, 2015 compared to the same period in 2014, and from 19% to 43% of local advertising revenue in the six months ended June 30, 2015 compared to the same period in 2014. In the three- and six-months ended June 30, 2015, a majority of both ad impressions and clicks were delivered on mobile.

Our transactions revenue increased $10.1 million, or 821%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $15.4 million, or 619%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in both periods was primarily the result of revenue from Eat24, which we acquired in February 2015.

Our brand advertising revenue decreased $0.8 million, or 8%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $1.6 million, or 10%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in both periods was primarily due to a decrease in the number of brand advertisers. We expect our brand advertising revenue to be volatile as it continues to decline due to trends in the broader online advertising industry and our planned phase-out of brand advertising products over the remainder of 2015.

Our other services revenue increased by $3.6 million, or 128%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $7.8 million, or 147%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in both periods was primarily the result of an increase in revenue from partnership arrangements and remnant advertising inventory.

Cost of Revenue

Our cost of revenue consists primarily of network costs, credit card processing fees and web hosting, as well as salaries, benefits and stock-based compensation expense for our infrastructure teams related to operating our website. It also includes costs associated with Eat24, video production expenses and creative design for brand advertising.

	Three Months Ended			Six Months Ended
	June 30,		2014 to	June 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Cost of revenue	$13,057	$5,845	123%	$21,756	$10,922	99%
Percentage of net revenue	10%	7%		9%	7%

Cost of revenue increased $7.2 million, or 123%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $10.8 million, or 99%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increases in the three and six months ended June 30, 2015 were primarily attributable to increases of $3.6 million and $5.2 million, respectively, in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. The increase was partially offset by a decrease of $0.1 million in set up costs, including video production, for local advertising account pages during the three months ended June 30, 2015, which costs were flat during the six months ended June 30, 2014, due to flat demand by local businesses for video on their business pages. Expenses related to creative design for brand and local advertising increased $0.6 million and $1.0 million in the three- and six-month periods ended June 30, 2015, respectively. In addition, merchant fees related to credit card transactions increased $2.2 million and $3.9 million in the three- and six-month periods ended June 30, 2015, respectively, due primarily to the acquisition of Eat 24 in February 2015. Headcount and employee related expenses increased by $0.2 million during the three months ended June 30, 2015 and remained flat during the six months ended June 30, 2015, with the overall increases in employee related expenses offset by an increase in the proportion of employees dedicated to capitalized website infrastructure projects. Costs associated with Eat24, which we acquired in February 2015, increased by $0.7 million for the three- and six-months ended June 30, 2015, respectively.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation expense, travel expense and incentive compensation expense for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. Our focus to date has been on organic and viral growth driven by the community development efforts of our community management team, which is responsible for growing and fostering local communities, as well as coordinating events to raise awareness of our brand. As a result, we have historically incurred minimal sales and marketing expenses to acquire organic traffic to our platform. However, we launched our first television and digital advertising campaign in the second quarter of 2015 and plan to continue to test various advertising channels during the remainder of 2015.

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

	Three Months Ended			Six Months Ended
	June 30,		2014 to	June 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Sales and marketing	$68,014	$47,798	42%	$131,280	$92,919	41%
Percentage of net revenue	51%	54%		52%	56%

Sales and marketing expenses increased $20.2 million, or 42%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $38.4 million, or 41%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increases in the three- and six-months ended June 30, 2015 were primarily attributable to increases in headcount and related expenses of $9.6 million and $19.1 million, respectively, including increases in stock-based compensation expense of $1.9 million and $3.5 million, respectively, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. In addition, we experienced increases in facilities related costs of $7.1 million and $13.8 million in the three and six month periods ended June 30, 2015. As a result of new marketing campaigns, domestic and international marketing and advertising costs increased by $3.4 million and $7.1 million in the three and six month periods ended June 30, 2015, respectively. Commission expenses increased by $0.1 million during the three months ended June 30, 2015, and decreased by $1.6 million during the six months ended June 30, 2015 primarily due to the decrease in brand revenue.

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

	Three Months Ended			Six Months Ended
	June 30,		2014 to	June 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Product development	$26,345	$14,726	79%	$50,305	$28,708	75%
Percentage of net revenue	20%	17%		20%	17%

Product development expenses increased $11.6 million, or 79%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $21.6 million, or 75%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increases in the three and six months ended June 30, 2015 were primarily attributable to increases in headcount and related expenses of $8.9 million and $16.0 million, respectively, including increases in stock-based compensation expense of $2.9 million and $5.6 million, respectively. In addition, we experienced increases in facilities and related expenses of $2.0 million and $4.0 million in the three- and six-month periods, respectively, as a result of the increase in headcount. Use of outside consultants also increased by $0.7 million and $1.6 million in the three- and six-month periods ended June 30, 2015, respectively, as we continued to invest in adding features and functionality to our website and mobile app.

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

	Three Months Ended			Six Months Ended
	June 30,		2014 to	June 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
General and administrative	$19,280	$13,257	45%	$39,217	$26,427	48%
Percentage of net revenue	14%	15%		16%	16%

General and administrative expenses increased $6.0 million, or 45%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $12.8 million, or 48%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increases in the three and six months ended June 30, 2015 were primarily attributable to increases in headcount and related expenses of $2.7 million and $5.2 million, respectively, including increases in stock-based compensation expense of $0.8 million and $1.4 million, respectively. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increases in the three and six month periods ended June 30, 2015 by $1.1 million and $2.8 million, respectively. We also experienced increases in facilities and related expenses in the three- and six-month periods ended June 30, 2015 of $1.0 million and $1.8 million, respectively, and increases in bad debt expense of $1.2 million and $3.0 million, respectively.

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

	Three Months Ended			Six Months Ended
	June 30,		2014 to	June 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Depreciation and amortization	$7,167	$4,034	78%	$14,062	$7,695	83%
Percentage of net revenue	5%	5%		6%	5%

Depreciation and amortization expenses increased $3.1 million, or 78%, in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $6.4 million, or 83%, in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increases were primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and software development costs increased $2.0 million and $4.6 million in the three and six months ended June 30, 2015. In addition, amortization related to our intangible assets increased by $1.1 million and $1.8 million in the three- and six-month periods, respectively, primarily due to intangibles acquired in the Eat24 acquisition.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and marketable securities, gains and losses on the disposal of assets, and foreign exchange gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Interest income	$131	$202	$431	$236
Transaction gain (loss) on foreign exchange	263	(128)	92	(177)
Other non-operating income (loss), net	(65)	(89)	368	(76)
Other income (expense), net	$329	$(15)	$891	$(17)

Other income (expense), net increased by $0.3 million in the three months ended June 30, 2015 compared to the three months ended June 30, 2014, and $0.9 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increases were driven primarily by foreign exchange gains due to favorable foreign currency exchange rate changes during the three- and six-months ended June 30, 3015 compared to the three- and six-months ended June 30, 2014. In addition, during the six-months ended June 30, 2015, other non-operating income increased due to the release of cash in escrow relating to the Qype acquisition, completed in 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Benefit (Provision) for taxes	$(1,684)	$(369)	$719	$1,602
Percentage of net revenue	(1)%	—%	—%	1%

For the three months ended June 30, 2015, the Company recognized a tax provision of $2.0 million as a result of a reduction of tax benefits expected to be recognized for the year due to certain items such as non-deductible meals and entertainment and stock-based compensation expense. This was offset by $0.3 million of discrete benefits related to disqualifying dispositions of incentive stock options and shares purchased under our 2012 Employee Stock Purchase Plan (“ESPP”).

For the six months ended June 30, 2015, we recognized a tax benefit that primarily consisted of U.S. federal, state and foreign income tax benefits on year-to-date pre-tax loss, and discrete benefits on year-to-date pre-tax loss, and discrete benefits related to disqualifying dispositions of incentive stock options and shares purchased under our ESPP.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $181.5 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of June 30, 2015 was $6.5 million. We did not have any outstanding bank loans or credit facilities in place as of June 30, 2015. Our investment portfolio is comprised of highly-rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under our ESPP.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$(18,059)	$(7,212)
Depreciation and amortization	14,062	7,695
Cash flows provided by operating activities	43,665	19,989
Cash flows used in investing activities	(126,070)	(134,148)
Cash flows provided by financing activities	17,151	14,746

Operating Activities. We generated $43.7 million of cash in operating activities in the six months ended June 30, 2015, primarily resulting from our net loss of $2.6 million, which was offset by non-cash depreciation and amortization of $14.1 million, non-cash stock-based compensation expense of $29.2 million, and non-cash provision for doubtful accounts of $6.1 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $7.9 million due to an increase in billings for local advertising plans, as well as the timing of payments from these customers;
●	increase in accounts payable, accrued expenses and other liabilities of $15.6 million related to the growth in our business, increase in Eat24 restaurant payable, accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors; and

●	increase in prepaids and other assets of $7.1 million relating to the increase in prepaid licenses and deferred tax benefits.

We generated $20.0 million of cash in operating activities in the six months ended June 30, 2014, primarily resulting from our net income of $0.1 million, which included non-cash depreciation and amortization of $7.7 million, non-cash stock-based compensation expense of $19.5 million and non-cash provision for doubtful accounts of $2.6 million. In addition, operating assets and liabilities changed by $9.6 million, primarily due to the timing of collections on accounts receivable and payments to vendors during the six months ended June 30, 2014.

Investing Activities. Our primary investing activities in the six months ended June 30, 2015 consisted of acquisitions, purchases of marketable securities, purchases of property and equipment to support the ongoing build out of our data centers, leasehold improvements for our headquarters in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property and equipment, leaseholds and the development of software during the remainder of 2015.

We used $126.1 million of cash in investing activities during the six months ended June 30, 2015. Cash used in investing activities primarily related to the $73.4 million cash portion of the purchase price of Eat24, purchases of marketable securities of $93.9 million, an increase in expenditures related to website and internally developed software of $6.0 million, purchases of intangible data licenses of $0.3 million and purchases of property, equipment, software and leasehold improvements of $18.1 million to support our growth in the business. Cash used in investing was offset by $63.9 million of maturities of investment securities held-to-maturity and the release of restrictions on cash of $1.7 million.

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

Financing Activities. During the six months ended June 30, 2015 and 2014, we generated $17.2 million and $14.7 million, respectively, in financing activities, primarily due to $8.5 million and $10.8 million in net proceeds from the issuance of common stock upon the exercise of stock options, $5.1 million and $4.1 million in net proceeds from the sale of stock under our ESPP, and $4.0 million and $0.5 million in excess tax benefit from stock-based award activity, respectively.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2014 or the first six months of 2015.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2015 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of June 30, 2015, we had no material long-term purchase obligations outstanding with any vendors or third parties. As of June 30, 2015, the following table summarizes our future minimum payments under non-cancelable operating leases for equipment and office facilities:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$304,933	$30,620	$107,230	$73,778	$93,305

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of June 30, 2015, our total liability for uncertain tax positions was $3.6 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of June 30, 2015 would not have a material impact on our cash and cash equivalents portfolio.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required Rule 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits allege violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On June 26, 2015, we and the other named defendants filed a motion to dismiss the first amended complaint, and a hearing on this motion has been scheduled for September 10, 2015.

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants us and Eat24. The lawsuit asserts that we failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act.

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages and penalties in unspecified amounts, as well as injunctive relief.

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

We derive substantially all of our revenue from the sale of impression- and click-based advertising. Because traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic, slower growth rates may harm our business and financial results. As a result, our ability to grow our business depends on our ability to increase traffic to and user engagement on our platform. Our traffic could be adversely affected by factors including:

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

●

Review Concentration. Our restaurant and shopping categories together accounted for approximately 42% of the businesses that had been reviewed on our platform and approximately 57% of the cumulative reviews as of June 30, 2015. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

●

Our Recommendation Software. If our automated software does not recommend helpful content or recommends unhelpful content, consumers may reduce or stop their use of our platform. While we have designed our technology to avoid recommending content that we believe to be unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful.

●

Content Scraping. From time to time, other companies copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website during the three months ended June 30, 2015, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

*Consumers are increasingly using mobile devices to access online services. If our mobile platform and mobile advertising products are not compelling, or if we are unable to operate effectively on mobile devices, our business could be adversely affected.

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

In addition, the mobile market remains a new and evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as mobile advertising products develop, demand may increase for products that we do not offer or that may alienate our user base. Although we currently have the ability to deliver local and display advertising on both our mobile app and mobile website, with 61% of ad impressions delivered on mobile in the three months ended June 30, 2015, our continued success depends on our efforts to innovate and introduce enhanced mobile solutions. If our efforts to develop compelling mobile advertising products are not successful — as a result of, for example, the difficulties detailed above — advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. For example, we will be phasing out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage.

*If our users fail to contribute high quality content or their contributions are not valuable to other users, our traffic and revenue could be negatively affected.

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

Similarly, if robots, shills or other spam accounts are able to contribute a significant amount of recommended content, or consumers perceive a significant amount of our recommended content to be from such accounts, our traffic and revenue could be negatively affected. Although we do not believe content from these sources has had a material impact to date, if our automated software recommends a substantial amount of such content in the future, our ability to provide high quality content would be harmed and the consumer trust essential to our success could be undermined.

In addition, if our platform does not provide current information about local businesses or users do not perceive reviews on our platform as relevant, our brand and business could be harmed. For example, we do not phase out or remove dated reviews, and consumers may view older reviews as less relevant, helpful or reliable than more recent reviews.

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

●

Competitiveness of Our Products. We must deliver ads in an effective manner; we may be unable to attract new advertisers if our products are not compelling or we fail to innovate and introduce enhanced products meeting advertiser expectations. However, we must balance advertiser demands against our commitment to providing a good user experience. For example, we will be phasing out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience. In addition, we must provide accurate analytics and measurement solutions that demonstrate the value of our advertising products compared to those of our competitors. Similarly, if the pricing of our advertising products does not compare favorably to those of our competitors, advertisers may reduce their advertising with us or choose not to advertise with us at all.

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

Acquisitions that are consummated could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations or our ability to maintain profitability. The incurrence of debt in particular could result in increased fixed obligations or include covenants or other restrictions that would impede our ability to manage our operations. In addition, any acquisitions we announce could be viewed negatively by users, businesses or investors. We may also discover liabilities or deficiencies associated with the companies or assets we acquire that we did not identify in advance, which may result in significant unanticipated costs. For example, two putative class actions have been filed against us by former Eat24 employees, alleging, among other things, that the employees failed to receive required meal and rest breaks during a period beginning prior to our acquisition of Eat24. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. We may also fail to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges.

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

If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or similar services. We have had, and may in the future have, disagreements or disputes with our partners about our respective contractual obligations, which could result in legal proceedings or negatively affect our brand and reputation. In addition, we exercise limited control over our third-party partners and vendors, which makes us vulnerable to any errors, interruptions or delays in their operations. If these third parties experience any service disruptions, financial distress or other business disruption, or difficulties meeting our requirements or standards, it could make it difficult for us to operate some aspects of our business. For example, we rely on a single supplier to process payments of all transactions made on the Yelp Platform and for purchases of Yelp Deals and Gift Certificates. Any disruption or problems with this supplier or its services could have an adverse effect on our reputation, results of operations and financial results. Similarly, upon expiration or termination of any of our agreements with third-party providers, we may not be able to replace the services provided to us in a timely manner or on terms that are favorable to us, if at all, and a transition from one partner or provider to another could subject us to operational delays and inefficiencies.

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

Despite these efforts, we cannot guarantee that each of the 59.0 million reviews on our platform that have been recommended and that have not been removed as of June 30, 2015 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

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

We have experienced rapid growth in our headcount and operations, including through our acquisitions of other businesses, such as Eat24 in February 2015, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years; to manage the expected growth of our operations, we will need to continue to increase the productivity of our current employees and hire, train and manage new employees. In particular, we intend to continue to make substantial investments in our engineering, sales and marketing and community management organizations. As a result, we must effectively integrate, develop and motivate a large number of new employees, including employees in international markets and from any acquired businesses, while maintaining the beneficial aspects of our company culture.

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

*We make the consumer experience our highest priority. Our dedication to making decisions based primarily on the best interests of consumers may cause us to forgo short-term gains and advertising revenue.

We base many of our decisions on the best interests of the consumers who use our platform. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our results of operations in the short term. For example, we will be phasing out brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. Our approach of putting consumers first may negatively impact our relationship with existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this approach has served the long-term interests of our company and our stockholders and will continue to do so in the future.

*We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

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

Our future depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract them before we can validate their productivity. Volatility in the price of our Class A common stock may make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be harmed.

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

Risks Related to Our Financial Statements and Tax Structure

*We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

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
●

forecast revenue and adjusted EBITDA accurately, which may be more difficult as we discontinue our brand advertising products and sell more performance-based advertising, as well as appropriately estimate and plan our expenses;

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

Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:

●	changes in the products we offer, such as our phase out of brand advertising products;
●	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;
●	cyclicality and seasonality, which may become more pronounced as our growth rate slows;
●	the effects of changes in search engine placement and prominence;
●	the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as laws impacting Internet neutrality;
●	the success of our sales and marketing efforts;
●	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;
●	interruptions in service and any related impact on our reputation;
●	the impact of fluctuations in currency exchange rates;
●	changes in advertiser budgets or the market acceptance of online advertising solutions;
●	changes in consumer behavior with respect to local businesses;
●	changes in our tax rates or exposure to additional tax liabilities;
●	the impact of worldwide economic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses; and
●	the effects of natural or man-made catastrophic events.

*We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to maintain profitability. Our recent growth rate will likely not be sustainable, and a failure to maintain an adequate growth rate will adversely affect our business and results of operations.

Since our inception, we have incurred significant operating losses and, as of June 30, 2015, we had an accumulated deficit of approximately $36.6 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $377.5 million in 2014, we expect that our revenue growth rate will decline as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded. As a result, you should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realized in 2014, as an indication of our future performance. In addition, historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

Changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial position and results of operations.

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

In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine our income and other tax returns. For example, we are currently under audit by the Internal Revenue Service for taxable year 2012. The ultimate outcome of this or other examinations cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to our operations, which could harm our business, operating results and financial condition.

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

Certain of our key metrics — the number of our desktop unique visitors and mobile unique visitors — are calculated relying on data from third parties. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges to continue to occur, and potentially to increase as our traffic grows. In addition, there are inherent challenges in measuring usage across our large user base around the world. For example, because these metrics are based on users with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. As a result, the calculations of our desktop unique visitors and mobile unique visitors may not accurately reflect the number of people actually using our platform. In addition, our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. If our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.

Risks Related to Regulatory Compliance and Legal Matters

*We are, and may be in the future, subject to disputes and assertions by third parties that we violate their rights. These disputes may be costly to defend and could harm our business and operating results.

We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of third parties, including patent, trademark, copyright and other intellectual property rights, and the rights of current and former employees, users and business owners. For example, various businesses have sued us alleging that we manipulate Yelp reviews in order to coerce them and other businesses to pay for Yelp advertising. The nature of our business also exposes us to claims relating to the information posted on our platform, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. Businesses have in the past claimed, and may in the future claim, that we are responsible for the defamatory reviews posted by our users. We expect claims like these to continue, and potentially increase in proportion to the amount of content on our platform. In some instances, we may elect or be compelled to remove the content that is the subject of such claims, or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. If we elect or are compelled to remove content from our platform, our products and services may become less useful to consumers and our traffic may decline, which would have a negative impact on our business.

We are also regularly exposed to claims based on allegations of infringement or other violations of intellectual property rights. Companies in the Internet, technology and media industries own large numbers of patent and other intellectual property rights, and frequently enter into litigation. Various “non-practicing entities” that own patents and other intellectual property rights also often aggressively attempt to assert their rights in order to extract value from technology companies. From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights, and we are presently involved in numerous patent lawsuits, including lawsuits involving plaintiffs targeting multiple defendants in the same or similar suits. We do not own any patents, and may be unable to deter competitors or others from pursuing intellectual property infringement claims against us.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our capital stock. The current holders of our Class B common stock collectively are able to control all matters submitted to our stockholders for approval even though their stock holdings represent less than 50% of the outstanding shares of our common stock. As of June 30, 2015, stockholders who held shares of Class B common stock, including our founders, directors, executive officers, employees and their affiliates, together beneficially owned shares representing approximately 59% of the voting power of our outstanding capital stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares, which may include existing founders, officers, directors and their affiliates. This concentrated control will limit our other stockholders’ ability to influence corporate matters for the foreseeable future and, as a result, the market price of our Class A common stock could be adversely affected.

*Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2014 and June 30, 2015, our Class A common stock’s daily closing price ranged from $38.22 to $98.04. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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

Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2015, we had 65,753,489 shares of Class A common stock and 9,479,216 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of our Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides information with respect to repurchases of shares of our Class B common stock. No shares of our Class A common stock were repurchased during this period.

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2015	—	—	—	—
May 1 – May 31, 2015	4,892	$46.43	—	—
June 1 – June 30, 2015	—	—	—	—
Total	4,892	$46.43	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan, as amended.

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

YELP INC.

Date: July 31, 2015	/s/ Rob Krolik
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