Form 10-Q
period 2015-09-30
YELP INC
filed 2015-10-30
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

As of October 23, 2015, there were 66,016,359 shares of registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 9,460,458 shares of registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

YELP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended	2
	September 30, 2015 and 2014.
	Condensed Consolidated Statements of Comprehensive Loss for the Three and	3
	Nine Months Ended September 30, 2015 and 2014.
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended	4
	September 30, 2015 and 2014.
	Notes to Condensed Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31
Item 4.	Controls and Procedures.	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	33
Item 1A.	Risk Factors.	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	52
Item 3.	Defaults Upon Senior Securities.	52
Item 4.	Mine Safety Disclosures.	52
Item 5.	Other Information.	53
Item 6.	Exhibits.	53

Signatures		54
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

In the fourth quarter of 2014, we acquired Restaurant Kritik, a German review website, and Cityvox SAS, a French review website. Following these acquisitions, we migrated the content and redirected the websites of Restaurant Kritik and Cityvox to the Yelp platform. Accordingly, the traffic, content and local business activity of Restaurant Kritik and Cityvox are included in the key metrics presented in this Quarterly Report as of and for the quarter ended September 30, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$171,807	$247,312
Short-term marketable securities	197,132	118,498
Accounts receivable (net of allowance for doubtful accounts of $2,588 and $1,627
at September 30, 2015 and December 31, 2014, respectively)	46,942	35,593
Prepaid expenses and other current assets	31,952	19,355
Total current assets	447,833	420,758

Long-term marketable securities	-	38,612
Property, equipment and software, net	78,342	62,761
Goodwill	173,996	67,307
Intangibles, net	41,068	5,786
Restricted cash	16,253	17,943
Other assets	6,913	16,483
Total assets	$764,405	$629,650

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,305	$1,398
Accrued liabilities	49,246	29,581
Deferred revenue	2,543	2,994
Total current liabilities	55,094	33,973
Long-term liabilities	12,849	7,527
Total liabilities	67,943	41,500
Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.000001 par value — 500,000,000 shares authorized;
75,442,578 and 72,920,582 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	752,795	627,742
Accumulated other comprehensive loss	(11,679)	(5,609)
Accumulated deficit	(44,654)	(33,983)

Total stockholders’ equity	696,462	588,150

Total liabilities and stockholders’ equity	$764,405	$629,650

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$143,559	$102,455	$395,980	$267,649
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization
shown separately below)	14,259	6,174	36,015	17,096
Sales and marketing	82,949	54,551	214,229	147,470
Product development	28,511	17,397	78,816	46,105
General and administrative	20,990	15,185	60,207	41,612
Depreciation and amortization	7,562	4,604	21,624	12,299
Total costs and expenses	154,271	97,911	410,891	264,582

Income (loss) from operations	(10,712)	4,544	(14,911)	3,067
Other income (expense), net	(545)	200	346	183

Income (loss) before income taxes	(11,257)	4,744	(14,565)	3,250
Benefit (provision) for income taxes	3,175	(1,107)	3,894	495

Net income (loss) attributable to common stockholders (Class A and B)	$(8,082)	$3,637	$(10,671)	$3,745

Net income (loss) per share attributable to common stockholders
(Class A and Class B)
Basic	$(0.11)	$0.05	$(0.14)	$0.05
Diluted	$(0.11)	$0.05	$(0.14)	$0.05

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (Class A and Class B)
Basic	75,019	72,195	74,450	71,697
Diluted	75,019	77,296	74,450	76,732

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$(8,082)	$3,637	$(10,671)	$3,745
Other comprehensive income (loss):
Foreign currency translation adjustments	451	(4,442)	1,795	(4,864)
Other comprehensive income (loss)	451	(4,442)	1,795	(4,864)
Comprehensive income (loss)	$(7,631)	$(805)	$(8,876)	$(1,119)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(10,671)	$3,745
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,624	12,299
Provision for doubtful accounts and sales returns	10,401	3,894
Stock-based compensation	44,870	30,457
Loss (gain) on disposal of assets and website development costs	130	(5)
Premium amortization, net, on securities held-to-maturity	827	214
Excess tax benefit from stock-based award activity	(4,298)	(899)
Realized gain on investments	(2)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(17,773)	(13,772)
Prepaid expenses and other assets	(15,057)	(7,338)
Accounts payable and accrued expenses	23,904	10,899
Deferred revenue	(428)	(453)
Net cash provided by operating activities	53,527	39,039
INVESTING ACTIVITIES:
Acquisition, net of cash received	(73,422)	-
Purchases of property, equipment and software	(25,358)	(12,743)
Capitalized website and software development costs	(8,658)	(7,969)
Proceeds from sale of property and equipment	109	14
Purchases of intangible assets	(647)	(1,334)
Maturities of investment securities, held-to-maturity	131,870	21,000
Purchases of investment securities, held-to-maturity	(172,717)	(148,359)
Changes in restricted cash	1,664	(9,756)
Net cash used in investing activities	(147,159)	(159,147)
FINANCING ACTIVITIES:
Proceeds from exercise of employee stock options	9,889	17,316
Proceeds from issuance of common stock for Employee Stock Purchase Plan	5,061	4,087
Excess tax benefit from stock-based award activity	4,298	899
Repurchase of common stock	(482)	(1,035)
Net cash provided by financing activities	18,766	21,267
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(639)	(356)
CHANGE IN CASH AND CASH EQUIVALENTS	(75,505)	(99,197)
CASH AND CASH EQUIVALENTS—Beginning of period	247,312	389,764
CASH AND CASH EQUIVALENTS—End of period	$171,807	$290,567
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$137	$486
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$5,446	$2,160
Capitalized website and software development costs recorded in accounts payable and accruals	$-	$190
Goodwill measurement period adjustment for working capital	$51	$-
Issuance of Common Stock in Connection with Acquisition	$59,158	$-

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

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated condensed financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The standard will be effective for the first interim period within annual reporting periods beginning after December 31, 2015. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). ASU 2015-10 amends a wide range of Accounting Standards Codification topics to make clarifying changes, correct unintended application of guidance, and make minor changes that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company does not anticipate that the adoption of ASU 2015-10 will have a material impact on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015, and early adoption is permitted. Since it is prospective, the impact of ASU 2015-16 on the Company’s financial condition and earnings will depend upon the nature of any measurement period adjustments identified in future periods.

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

The Company classified the contingent consideration liability related to the acquisition of Restaurant Kritik within Level 3, because it was estimated using a discounted cash flow technique with significant inputs that were not observable in the market. The significant inputs not observable in the market in the Level 3 measurement included the Company’s probability assessments of completion, appropriately discounted considering the uncertainties associated with the obligation, and were calculated in accordance with the terms of the asset purchase agreement. During the nine-month period ended September 30, 2015, the Company adjusted the liability to $0.8 million based on the completion of the associated milestones. Refer to Note 4 regarding the effects of the acquisition on the Company’s consolidated financial statements.

The following table represents the Company’s financial instruments measured at fair value as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$93,656	$-	$-	$93,656	$208,593	$-	$-	$208,593
Marketable Securities:
U.S. government bonds	5,002	-	-	5,002	5,005	-	-	5,005
Commercial paper	-	31,967	-	31,967	-	31,965	-	31,965
Corporate bonds	-	21,073	-	21,073	-	29,486	-	29,486
Agency bonds	-	139,103	-	139,103	-	90,575	-	90,575

Total cash equivalents and marketable securities	$98,658	$192,143	$-	$290,801	$213,598	$152,026	$-	$365,624

Current liabilities:
Contingent consideration liability	$-	$-	$813	$813	$-	$-	$835	$835

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within two years, as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Commercial paper	$31,967	$-	$-	$31,967
Corporate bonds	21,071	2	-	21,073
Agency bonds	139,094	17	(8)	139,103
U.S. government bonds	5,000	2	-	5,002

Total marketable securities	$197,132	$21	$(8)	$197,145

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Commercial paper	$31,964	$-	$-	$31,964
Corporate bonds	24,397	1	(31)	24,367
Agency bonds	57,130	1	(26)	57,105
U.S. government bonds	5,007	-	(2)	5,005
	$118,498	$2	$(59)	$118,441

Long-term marketable securities:
Corporate bonds	$5,120	$-	$(1)	$5,119
Agency bonds	33,492	-	(22)	33,470
	$38,612	$-	$(23)	38,589

Total marketable securities	$157,110	$2	$(82)	157,030

The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of September 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$-	$-	$-	$-	$-	$-
Agency bonds	60,244	(8)	-	-	60,244	(8)
Total	$60,244	$(8)	$-	$-	$60,244	$(8)

	As of December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$24,439	$(32)	$-	$-	$24,439	$(32)
Agency bonds	79,564	(48)	-	-	79,564	(48)
U.S. government bonds	5,005	(2)	-	-	5,005	(2)
Total	$109,008	$(82)	$-	$-	$109,008	$(82)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2015 and 2014, the Company did not recognize any other-than-temporary impairment loss.

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

For the three months ended September 30, 2015, the Company recorded no acquisition-related transaction costs and for the nine months ended September 30, 2015, the Company recorded approximately $0.2 million of acquisition-related transaction costs, which were included in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

	Pro Forma
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenue	$143,559	108,741	$399,227	285,254
Net income (loss)	$(8,082)	1,587	$(11,787)	765
Basic net income (loss) per share attributable to common stockholders	$(0.11)	0.02	$(0.16)	0.01
Diluted net income (loss) per share attributable to common stockholders	$(0.11)	0.02	$(0.16)	0.01

The consolidated statements of operations for the three and nine months ended September 30, 2015 include $10.9 million and $26.3 million of revenue, respectively, attributable to Eat24.

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

Under the Restaurant Kritik asset purchase agreement, the Company agreed to pay an additional €0.8 million ($0.9 million at acquisition date) in consideration if the migration of Restaurant Kritik’s content to Yelp is completed within one year of the acquisition date. The estimated fair value of the contingent consideration was approximately $0.8 million as of the acquisition date and $0.8 million as of September 30, 2015, and is included in current liabilities on the Company’s consolidated balance sheet.

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

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Cash and cash equivalents
Cash	$78,151	$38,719
Money market funds	93,656	208,593
Total cash and cash equivalents	$171,807	$247,312

The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of September 30, 2015 and December 31, 2014, the Company had letters of credit totaling $16.3 million and $17.9 million, respectively, related to such leases.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Computer equipment	$25,110	$19,111
Software	1,184	802
Capitalized website and internal-use software development costs	38,319	27,602
Furniture and fixtures	10,372	6,621
Leasehold improvements	44,727	36,991
Telecommunication	2,756	2,610
Total	122,468	93,737
Less accumulated depreciation	(44,126)	(30,976)
Property, equipment and software, net	$78,342	$62,761

Depreciation expense was approximately $5.8 million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively, and $16.7 million and $9.6 million for the nine months ended September 30, 2015 and 2014, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired. The Company performed its annual goodwill impairment analysis during the three months ended September 30, 2015 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2015 were as follows (in thousands):

Balance as of December 31, 2014	$67,307
Goodwill measurement period adjustment	51
Goodwill acquired	110,927
Effect of currency translation	(4,289)
Balance as of September 30, 2015	$173,996

Intangible assets at September 30, 2015 and December 31, 2014 consist of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
September 30, 2015:
Restaurant and user relationships	$29,399	$(2,026)	$27,373	9.5 years
Developed and acquired technology	9,313	(2,034)	7,279	4.3 years
Content	4,029	(1,919)	2,110	2.9 years
Data licenses and domains	2,625	(716)	1,909	4.1 years
Trade name and other	3,362	(965)	2,397	3.5 years
Total	$48,728	$(7,660)	$41,068

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2014:
Developed and acquired technology	$1,963	$(861)	$1,102	4.2 years
Advertiser relationships	1,853	(1,853)	-	0.0 years
Content	4,299	(1,393)	2,906	3.6 years
Data licenses and domains	1,977	(326)	1,651	4.5 years
Trade name and other	596	(469)	127	1.4 years
Total	$10,688	$(4,902)	$5,786

Amortization expense was $1.7 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and $4.8 million and $1.9 million for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, the estimated future amortization of purchased intangible assets for (i) the remaining three months of 2015, (ii) each of the succeeding four years and (iii) the succeeding fifth year and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2015 (from October 1, 2015)	$1,716
2016	6,874
2017	6,726
2018	6,250
2019	5,370
2020 and thereafter	14,132
Total amortization	$41,068

8. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Restaurant payable	$10,938	$-
Accrued vacation	5,717	3,972
Accrued commissions	4,345	4,198
Accrued hosting	3,192	1,478
Accrued marketing	2,276	304
Accrued income, withholding and business taxes	1,434	1,354
Fixed asset purchase commitments	4,645	6,329
Accrued payroll tax	1,785	1,251
Merchant revenue share liability	1,440	1,218
Accrued employee related expenses	2,059	1,209
Accrued employee stock purchase plan liability	2,819	907
Accrued facilities and deferred rent	3,548	3,615
Other accrued expenses	5,048	3,746
Total	$49,246	$29,581

9. OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and nine months ended September 30, 2015 and 2014 consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income	$472	$222	$903	$458
Transaction gain (loss) on foreign exchange	(713)	98	(621)	(79)
Other non-operating income (loss), net	(304)	(120)	64	(196)
Other income (expense), net	$(545)	$200	$346	$183

10. COMMITMENTS AND CONTINGENCIES

Office Facility Leases — The Company leases its office facilities under operating lease agreements that expire from 2015 to 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $8.2 million and $3.5 million for the three months ended September 30, 2015 and 2014, respectively, and $22.7 million and $10.8 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals on a straight-line basis over the lease period reflected as a reduction in rental expense. Sublease rentals was $0.5 million and $0 for the three months ended September 30, 2015 and 2014, respectively, and $0.9 million and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Legal Proceedings — The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits allege violations of the Securities Exchange Act of 1934, as amended, by the Company and its officers for allegedly making materially false and misleading statements regarding the Company's business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On June 26, 2015, the Company and the other named defendants filed a motion to dismiss the first amended complaint, and a hearing on this motion has been rescheduled for November 10, 2015.

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

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act.

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

While the outcome of claims cannot be predicted with certainty, the Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on the Company’s financial position, results of operations or cash flows.

The Internal Revenue Service began a payroll tax audit of 2013 and 2014 in June 2015. We have not received a formal assessment and are unable to estimate an amount that is probable in this instance. Accordingly, as of September 30, 2015, no liability has been recorded. We expect the audits and any associated assessments to be finalized by December 31, 2016.

11. STOCKHOLDERS’ EQUITY

The following table presents the shares authorized and the shares issued and outstanding as of the periods presented:

	September 30, 2015		December 31, 2014
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	65,982,120	200,000,000	63,062,071
Class B common stock, $0.000001 par value	100,000,000	9,460,458	100,000,000	9,858,511
Common stock, $0.000001 par value	200,000,000	-	200,000,000	-
Undesignated Preferred Stock	10,000,000	-	10,000,000	-

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

Stock Options

Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter, (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year, or (c) ratably on a monthly basis. Options granted are generally exercisable for up to 10 years. A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value
	Shares	Price	years)	(in thousands)
Outstanding – January 1, 2015	9,037,935	19.64	7.26	$324,160
Granted	388,450	50.30
Exercised	(728,413)	13.58
Canceled	(272,746)	40.69
Outstanding – September 30, 2015	8,425,226	20.90	6.61	$50,067
Options vested and expected to vest as of September 30, 2015	8,335,939	20.76	6.59	$50,011
Options vested and exercisable as of September 30, 2015	5,552,729	15.73	6.29	$47,374

Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $1.6 million and $29.4 million for the three months ended September 30, 2015 and 2014, respectively, and $23.2 million and $96.7 million for the nine months ended September 30, 2015 and 2014, respectively. The weighted-average grant date fair value of options granted was $18.76 and $45.53 per share for the three months ended September 30, 2015 and 2014, respectively, and $25.19 and $44.74 per share for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested stock options was approximately $38.0 million, which is expected to be recognized over a weighted-average time period of 1.69 years.

RSUs and RSAs

The cost of RSUs and RSAs is determined using the fair value of the Company’s common stock on the date of grant. RSUs and RSAs generally vest over a four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter, (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year, or (c) ratably on a quarterly basis. A summary of RSU and RSA activity for the nine months ended September 30, 2015 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-		Weighted-
		Average Grant		Average Grant
	Number of	Date Fair	Number	Date Fair
	Shares	Value	of Shares	Value
Unvested—January 1, 2015	1,131,849	$64.96	30,970	$9.48
Granted	2,282,229	44.72	-	-
Released	(244,151)	61.01	(25,971)	9.11
Canceled	(360,481)	56.85	(1,250)	11.40
Unvested—September 30, 2015	2,809,446	$49.91	$3,749	$11.42

As of September 30, 2015, the Company had approximately $116.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs and RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3.28 years.

Employee Stock Purchase Plan

The 2012 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s Class A common stock on the last day of the offering period. There were no shares purchased by employees under the ESPP during the three months ended September 30, 2015, and 162,373 shares purchased by employees under the ESPP at a weighted-average purchase price of $31.17 per share during the nine months ended September 30, 2015. There were no shares purchased by employees under the ESPP during the three months ended September 30, 2014, and 133,905 shares purchased by employees under the ESPP at a weighted-average purchase price of $30.52 per share during the nine months ended September 30, 2014. The Company recognized stock-based compensation expense related to the ESPP of $1.1 million and $1.3 million of during the three months ended September 30, 2015 and 2014, respectively, and $3.8 million and $3.5 million during the nine months ended September 30, 2015 and 2014, respectively.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$435	$253	$781	$522
Sales and marketing	5,568	3,883	16,159	11,008
Product development	5,947	3,835	17,117	10,333
General and administrative	3,733	2,947	10,813	8,594
Total stock-based compensation	15,683	10,918	44,870	30,457

The Company capitalized stock-based compensation expense as website development costs of $0.7 million and $0.7 million in the three months ended September 30, 2015 and 2014, respectively, and $2.2 million and $1.6 million in the nine months ended September 30, 2015 and 2014, respectively.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,
	2015		2014
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(7,063)	$(1,019)	$3,125	$512
Denominator:
Weighted-average shares outstanding	65,556	9,463	62,036	10,159
Basic net income (loss) per share attributable to common stockholders	$(0.11)	$(0.11)	$0.05	$0.05

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(7,063)	$(1,019)	$3,125	$512
Reallocation of undistributed earnings as a result of conversion of
Class B to Class A shares	—	—	512	—
Reallocation of undistributed earnings to Class B shares	—	—	—	98
Allocation of undistributed earnings	$(7,063)	$(1,019)	$3,637	$610

Denominator:
Number of shares used in basic calculation	65,556	9,463	62,036	10,159
Weighted-average effect of dilutive securities
Conversion of Class B to Class A shares	—	—	10,159	—
Stock options	—	—	4,702	2,761
Other dilutive securities	—	—	399	40
Number of shares used in diluted calculation	65,556	9,463	77,296	12,960
Diluted net income (loss) per share attributable to common stockholders	$(0.11)	$(0.11)	$0.05	$0.05

	Nine Months Ended September 30,
	2015		2014
	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings	$(9,298)	$(1,373)	$3,190	$555
Denominator:
Weighted-average common shares outstanding	64,871	9,579	61,068	10,629
Basic net income (loss) per share attributable to common stockholders	$(0.14)	$(0.14)	$0.05	$0.05

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$(9,298)	$(1,373)	$3,190	$555
Reallocation of undistributed earnings as a result of conversion of
Class B to Class A shares	—	—	555	—
Reallocation of undistributed earnings to Class B shares	—	—	—	100
Allocation of undistributed earnings	$(9,298)	$(1,373)	$3,745	$655

Denominator:
Number of shares used in basic calculation	64,871	9,579	61,068	10,629
Weighted-average effect of dilutive securities
Conversion of Class B to Class A shares	—	—	10,629	—
Stock options	—	—	4,628	2,746
Other dilutive securities	—	—	407	39
Number of shares used in diluted calculation	64,871	9,579	76,732	13,414
Diluted net income (loss) per share attributable to common stockholders	$(0.14)	$(0.14)	$0.05	$0.05

The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	8,425	100	8,425	70
Restricted stock units and awards	2,813	—	2,813	—
Contingently issuable shares	309	—	309	—

13. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded an income tax benefit of $3.2 million and an income tax provision of $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and an income tax benefit of $3.9 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. The tax benefit for the nine months ended September 30, 2015 is due to $2.9 million in U.S. federal and state and foreign income tax benefits, and $1.0 million of discrete benefits. The tax benefit for the nine months ended September 30, 2014 is due to recognition of an income tax benefit of approximately $2.0 million related to the release of valuation allowance on foreign net operating losses offset by approximately $1.5 million in U.S. federal and state income taxes and foreign income taxes.

The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, tax credits, and non-deductible stock-based compensation expense. As of September 30, 2015, the total amount of gross unrecognized tax benefits was $3.8 million, $0.1 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of September 30, 2015, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended September 30, 2015, the Company’s gross unrecognized tax benefits increased by $0.2 million, all of which would affect the Company’s effective tax rate if recognized.

In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

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

During the three months ended June 30, 2015, the Company began tracking revenue for the transactions product line, which consists of Eat24, Platform transactions and the sale of Yelp Deals and Gift Certificates. The Company has presented transactions revenue separately in the tables and discussion for prior periods for purposes of comparison.

Revenue by geography is based on the billing address of the customer. The following tables present the Company’s net revenue by product line and long-lived assets by geographic region for the periods presented (in thousands):

Net Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue by product:
Local advertising	$115,932	$85,132	$322,385	$226,012
Transactions	11,973	1,338	29,883	3,830
Brand advertising	8,978	9,318	23,907	25,828
Other services	6,676	6,667	19,805	11,979
Total net revenue	$143,559	$102,455	$395,980	$267,649

During the three and nine months ended September 30, 2015 and 2014, a substantial majority of the Company’s revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in any period presented.

Long-Lived Assets

	September 30,	December 31,
	2015	2014
United States	$79,548	$73,344
All Other Countries	5,707	5,900
Total long-lived assets	$85,255	$79,244

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

●

Accelerate Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the usage of, consumers as we look to leverage our brand and benefit from accelerating network dynamics in Yelp communities. For example, in the third quarter of 2015, we expanded our television and digital advertising campaign to increase consumer awareness of our brand. We believe that expanding our content will also attract new consumers as well as increase the number of visits and searches per user, and so we will continue to expand our community engagement efforts and explore new ways to share content. In August 2015, for example, we partnered with ProPublica to incorporate health care statistics and consumer opinion survey data onto the business listing pages of medical treatment facilities.

●

Enhance Monetization. While our core local advertising business in the United States has a significant and growing base of revenue, we have invested, and will continue to invest, in several initiatives to enhance our monetization opportunities. One such initiative has been, and will continue to be, our efforts to aggressively grow our sales force in order to reach more businesses. We will also continue expanding the Yelp Platform, business owner tools and other partnerships to encourage businesses to advertise on Yelp. For example, in the third quarter of 2015, we launched our Yelp for Gear app to bring our content to new and evolving platforms such as wearable devices.

Our overall strategy is to invest for long-term growth. During the remainder of 2015, we expect to continue to invest heavily in our sales and marketing efforts to grow domestically and internationally. We will also continue to phase out our brand advertising products and to redeploy the associated internal resources elsewhere within our organization, which we believe will provide us with a long-term strategic advantage by allowing us to focus on our core strength of local advertising and continue providing a great consumer experience. As of September 30, 2015, we had 3,671 employees, which represents an increase of 39% compared to September 30, 2014.

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

As of September 30, 2015, approximately 83.5 million reviews were available on business profile pages, including approximately 19.6 million reviews that were not recommended, after accounting for 6.1 million reviews that had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated:

	As of September 30,
	2015	2014
	(in thousands)
Reviews	89,635	66,592

Desktop Unique Visitors

We calculate desktop unique visitors as the number of “users,” as measured by Google Analytics, who have visited our non-mobile optimized website (our “desktop website”) at least once in a given month, averaged over a given three-month period. Google Analytics, a product from Google Inc. that provides digital marketing intelligence, measures “users” based on unique cookie identifiers. Because the number of desktop unique visitors is therefore based on unique cookies, an individual who accesses our desktop website from multiple devices with different cookies may be counted as multiple desktop unique visitors, and multiple individuals who access our desktop website from a shared device with a single cookie may be counted as a single desktop unique visitor. The following table presents our desktop unique visitors for the periods indicated:

	Three Months Ended
	September 30,
	2015	2014
	(in thousands)
Desktop Unique Visitors	78,901	80,468

We anticipate that use of our mobile platform will be the driver of our growth for the foreseeable future and that usage of our non-mobile optimized website through desktop computers will continue to decline worldwide.

Mobile Unique Visitors

We calculate mobile unique visitors to be the sum of (i) the number of “users” who have visited our mobile-optimized website at least once in a given month and (ii) the number of unique mobile devices using our mobile app in a given month, averaged over a given three-month period. Under this method of calculation, an individual who accesses both our mobile-optimized website and our mobile app, or accesses either our mobile-optimized website or our mobile app from multiple mobile devices, will be counted as multiple mobile unique visitors. Multiple individuals who access either our mobile-optimized website or mobile app from a shared device will be counted as a single mobile unique visitor. The following table presents our mobile unique visitors for the periods indicated:

	Three Months Ended
	September 30,
	2015	2014
	(in thousands)
Mobile Unique Visitors	89,238	73,440

Of the mobile unique visitors for the quarter ended September 30, 2015, approximately 20.1 million were unique mobile devices using our mobile app, compared to 14.5 million in the quarter ended September 30, 2014.

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

	As of September 30,
	2015	2014
	(in thousands)
Claimed Local Business Locations	2,503	1,886

Local Advertising Accounts

Local advertising accounts comprise all local business accounts from which we recognize revenue in a given three-month period, excluding local business accounts from which we recognize Yelp Deals revenue only. The following table presents the number of local advertising accounts during the periods presented:

	Three Months Ended
	September 30,
	2015	2014
	(in thousands)
Local Advertising Accounts	104	76

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

Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, adjusted EBITDA and non-GAAP net income should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

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

Because of these limitations, you should consider adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The tables below present reconciliations of adjusted EBITDA and non-GAAP net income to net income (loss) for each of the periods indicated:

Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA to GAAP
Net Income (Loss):
Net income (loss)	$(8,082)	$3,637	$(10,671)	$3,745
(Benefit) provision for income taxes	(3,175)	1,107	(3,894)	(495)
Other (income) expense, net	545	(200)	(346)	(183)
Depreciation and amortization	7,562	4,604	21,624	12,299
Stock-based compensation	15,683	10,918	44,870	30,457
Adjusted EBITDA	$12,533	$20,066	$51,583	$45,823

Non-GAAP Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Reconciliation of Non-GAAP Net Income
to GAAP Net Income (Loss):
Net income (loss)	$(8,082)	$3,637	$(10,671)	$3,745
Stock-based compensation	15,683	10,918	44,870	30,457
Amortization of intangible assets	1,723	643	4,757	1,898
Tax effect of stock-based compensation and amortization of intangibles	(6,650)	(4,333)	(19,026)	(12,232)
Valuation allowance release (net of tax)				1,958
Non-GAAP net income	$2,674	$10,865	$19,930	$25,826

Results of Operations

The following table sets forth our results of operations for the periods indicated as a percentage of net revenue for those periods (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2015 or any future period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Local advertising	81%	83%	81%	84%
Transactions	8%	1%	8%	1%
Brand advertising	6%	9%	6%	10%
Other services	5%	7%	5%	5%

Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and
amortization shown separately below)	10%	6%	9%	6%
Sales and marketing	58%	53%	54%	55%
Product development	20%	17%	20%	17%
General and administrative	15%	15%	15%	16%
Depreciation and amortization	5%	4%	5%	5%

Total costs and expenses	108%	96%	104%	99%

Income (loss) from operations	-8%	4%	-4%	1%
Other income (expense), net	0%	0%	0%	0%

Income (loss) before income taxes	-8%	5%	-4%	1%
Benefit (provision) for income taxes	2%	-1%	1%	0%

Net income (loss)	-6%	4%	-3%	1%

Three and Nine Months Ended September 30, 2015 and 2014

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

Transactions. We generate revenue from various transactions with consumers, including through Eat24, Platform transactions and the sale of Yelp Deals and Gift Certificates. Prior to the three months ended June 30, 2015, we included revenue from transactions within other services revenue; however, we have presented transactions revenue for earlier periods separately in the tables and discussion below for purposes of comparison.

Our Eat24 business generates revenue through arrangements with restaurants in which restaurants pay a fixed fee commission percentage on orders placed through Eat24’s platform. We record revenue associated with Eat24 transactions on a net basis. Our Platform partnerships are revenue-sharing arrangements that provide consumers with the ability to complete food delivery transactions, make hotel bookings and book spa and salon appointments through third parties directly on Yelp. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of a deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to consumers through their business profile pages. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate.

Brand Advertising. We generate revenue from brand advertising through the sale of advertising solutions for national brands that want to improve their local presence in the form of display advertisements and brand sponsorships. We are phasing out our brand advertising products over the remainder of 2015.

Other Services. We generate other revenue through partner arrangements, and monetization of remnant advertising inventory through third-party ad networks. Our partner arrangements include allowing third-party data providers to update business listing information on behalf of businesses and resale of our local advertising products by certain partners.

	Three Months Ended			Nine Months Ended
	September 30,		2014 to	September 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Net revenue by product:
Local advertising	$115,932	$85,132	36%	$322,385	$226,012	43%
Transactions	11,973	1,338	795%	29,883	3,830	680%
Brand advertising	8,978	9,318	-4%	23,907	25,828	-7%
Other services	6,676	6,667	0%	19,805	11,979	65%
Total net revenue	$143,559	$102,455	40%	$395,980	$267,649	48%

Revenue type as % of net revenue:
Local advertising	81%	83%		81%	84%
Transactions	8%	1%		8%	1%
Brand advertising	6%	9%		6%	10%
Other services	5%	7%		5%	5%
Total net revenue	100%	100%		100%	100%

Total net revenue increased $41.1 million, or 40%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and $128.3 million, or 48%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Our local advertising revenue increased $30.8 million, or 36%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and $96.4 million, or 43%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in both periods was primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. This growth was driven primarily by purchases of cost-per-click advertising plans. Revenue from cost-per-click advertisers increased 209% in the three months ended September 30, 2015 compared to the same period in 2014, and 226% in the nine months ended September 30, 2015 compared to the same period in 2014. In the three and nine months ended September 30, 2015, a majority of both ad impressions and clicks were delivered on mobile.

Our transactions revenue increased $10.6 million, or 795%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and $26.1 million, or 680%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in both periods was primarily the result of revenue from Eat24, which we acquired in February 2015.

Our brand advertising revenue decreased $0.3 million, or 4%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and $1.9 million, or 7%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in both periods was primarily due to a decrease in the number of brand advertisers. We expect to phase out our brand advertising products over the remainder of 2015.

Our other services revenue remained flat at $6.7 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and increased by $7.8 million, or 65%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in the nine-month period was primarily the result of an increase in revenue from partnership arrangements and remnant advertising inventory.

Cost of Revenue

Our cost of revenue consists primarily of network costs, credit card processing fees and web hosting, as well as salaries, benefits and stock-based compensation expense for our infrastructure teams related to operating our website. It also includes costs associated with video production expenses and creative design for brand advertising.

	Three Months Ended			Nine Months Ended

	September 30,		2014 to	September 30,		2014 to
	2015	2014	2015 % Change	2015	2014	2015 % Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue	$14,259	$6,174	131%	$36,015	$17,096	111%
Percentage of net revenue	10%	6%		9%	6%

Cost of revenue increased $8.1 million, or 131%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and $18.9 million, or 111%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increases in the three and nine months ended September 30, 2015 were primarily attributable to increases of $3.9 million and $9.1 million, respectively, in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. Expenses related to creative design for brand and local advertising increased $0.6 million and $1.7 million in the three and nine months ended September 30, 2015, respectively. In addition, merchant fees related to credit card transactions increased $2.3 million and $6.2 million in the three and nine months ended September 30, 2015, respectively, due primarily to the acquisition of Eat 24 in February 2015 combined with the growth of local advertising revenue. Third-party food delivery related costs associated with Eat24, which we acquired in February 2015, increased by $0.7 and $1.1 million for the three and nine months ended September 30, 2015, respectively.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries, benefits, stock-based compensation expense, travel expense and incentive compensation expense for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs. Our focus to date has been on organic and viral growth driven by the community development efforts of our community management team, which is responsible for growing and fostering local communities, as well as coordinating events to raise awareness of our brand. As a result, we have historically incurred minimal sales and marketing expenses to acquire organic traffic to our platform. However, we launched our first television and digital advertising campaign in the second quarter of 2015 and expanded it in the third quarter. We plan to continue to test various advertising channels during the remainder of 2015.

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

	Three Months Ended			Nine Months Ended
	September 30,		2014 to	September 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Sales and marketing	$82,949	$54,551	52%	$214,229	$147,470	45%
Percentage of net revenue	58%	53%		54%	55%

Sales and marketing expenses increased $28.4 million, or 52%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and $66.7 million, or 45%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increases in the three and nine months ended September 30, 2015 were primarily attributable to increases in headcount and related expenses of $10.6 million and $29.6 million, respectively, including increases in stock-based compensation expense of $1.7 million and $5.1 million, respectively, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our platform and increased use of our free online business accounts. In addition, we experienced increases in facilities-related costs of $10.5 million and $23.2 million in the three and nine months ended September 30, 2015, respectively. New marketing campaigns also resulted in increases of $7.2 million and $14.1 million in the three and nine months ended September 30, 2015, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30,		2014 to	September 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Product development	$28,511	$17,397	64%	$78,816	$46,105	71%
Percentage of net revenue	20%	17%		20%	17%

Product development expenses increased $11.1 million, or 64%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and $32.7 million, or 71%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increases in the three and nine months ended September 30, 2015 were primarily attributable to increases in headcount and related expenses of $8.5 million and $24.5 million, respectively, including increases in stock-based compensation expense of $2.0 million and $7.6 million, respectively. In addition, we experienced increases in facilities and related expenses of $2.5 million and $6.5 million in the three and nine months ended September 30, 2015, respectively. Use of outside consultants also increased by $0.2 million and $1.7 million in the three and nine months ended September 30, 2015, respectively, as we continued to invest in adding features and functionality to our website and mobile app.

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

	Three Months Ended			Nine Months Ended
	September 30,		2014 to	September 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
General and administrative	$20,990	$15,185	38%	$60,207	$41,612	45%
Percentage of net revenue	15%	15%		15%	16%

General and administrative expenses increased $5.8 million, or 38%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and $18.6 million, or 45%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increases in the three and nine months ended September 30, 2015 were primarily attributable to increases in headcount and related expenses of $2.6 million and $7.7 million, respectively, including increases in stock-based compensation expense of $0.8 million and $2.2 million, respectively. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increases in the three and nine months ended September 30, 2015 by $1.4 million and $4.2 million, respectively. We also experienced increases in facilities and related expenses in the three and nine months ended September 30, 2015 of $1.1 million and $2.9 million, respectively, and increases in bad debt expense of $0.6 million and $3.7 million, respectively, related to our growth.

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

	Three Months Ended			Nine Months Ended
	September 30,		2014 to	September 30,		2014 to
	2015	2014	2015%	2015	2014	2015%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Depreciation and amortization	$7,562	$4,604	64%	$21,624	$12,299	76%
Percentage of net revenue	5%	4%		5%	5%

Depreciation and amortization expenses increased $3.0 million, or 64%, in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and $9.3 million, or 76%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increases were primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization related to our fixed assets and capitalized website and software development costs increased $1.9 million and $6.4 million in the three and nine months ended September 30, 2015, respectively. In addition, amortization related to our intangible assets increased by $1.1 million and $2.9 million in the three and nine months ended September 30, 2015, respectively, primarily due to intangibles acquired in the Eat24 acquisition.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and marketable securities, gains and losses on the disposal of assets, and foreign exchange gains and losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Other income (expense), net	$(545)	$200	$346	$183

Other income (expense), net decreased by $0.7 million in the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and increased $0.2 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Foreign exchange losses due to unfavorable foreign currency exchange rate changes increased by $0.8 million and $0.5 million during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. These losses were offset by interest income, which increased by $0.3 million and $0.4 million during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014. In addition, during the nine months ended September 30, 2015, other non-operating income increased by $0.3 million primarily due to the release of cash in escrow relating to the Qype acquisition, which we completed in 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Benefit (Provision) for taxes	$3,175	$(1,107)	$3,894	$495
Percentage of net revenue	2%	(1)%	1%	—%

For the three months ended September 30, 2015, the Company recognized a tax benefit of $3.2 million as a result of an increase of tax benefits expected to be recognized for the year due to increased year-to-date pre-tax loss.

For the nine months ended September 30, 2015, we recognized a tax benefit that primarily consisted of U.S. federal, state and foreign income tax benefits on year-to-date pre-tax loss, and discrete benefits on year-to-date pre-tax loss, and discrete benefits related to disqualifying dispositions of incentive stock options and shares purchased under our ESPP.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $171.8 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of September 30, 2015 was $4.2 million. We did not have any outstanding bank loans or credit facilities in place as of September 30, 2015. Our investment portfolio is comprised of highly-rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under our ESPP.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$(25,358)	$(12,743)
Depreciation and amortization	21,624	12,299
Cash flows provided by operating activities	53,527	39,039
Cash flows used in investing activities	(147,159)	(159,147)
Cash flows provided by financing activities	18,766	21,267

Operating Activities. We generated $53.5 million of cash in operating activities in the nine months ended September 30, 2015, primarily resulting from our net loss of $10.7 million, which was offset by non-cash depreciation and amortization of $21.6 million, non-cash stock-based compensation expense of $44.9 million, and non-cash provision for doubtful accounts of $10.4 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $17.8 million due to an increase in billings for local advertising plans, as well as the timing of payments from these customers;
●

increase in accounts payable, accrued expenses and other liabilities of $23.9 million related to the growth in our business, increase in Eat24 restaurant payable, accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors; and

●	increase in prepaids and other assets of $15.1 million relating to the increase in prepaid licenses and deferred tax benefits.

We generated $39.0 million of cash in operating activities in the nine months ended September 30, 2014, primarily resulting from our net income of $3.7 million, which included non-cash depreciation and amortization of $12.3 million, non-cash stock-based compensation expense of $30.5 million and non-cash provision for doubtful accounts of $3.9 million. In addition, operating assets and liabilities changed by $10.7 million, primarily due to the timing of collections on accounts receivable and payments to vendors during the nine months ended September 30, 2014.

Investing Activities. Our primary investing activities in the nine months ended September 30, 2015 consisted of acquisitions, purchases of marketable securities, purchases of property and equipment to support the ongoing build out of our data centers, leasehold improvements for our headquarters in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property and equipment, leaseholds and the development of software during the remainder of 2015.

We used $147.2 million of cash in investing activities during the nine months ended September 30, 2015. Cash used in investing activities primarily related to the $73.4 million cash portion of the purchase price of Eat24, purchases of marketable securities of $172.7 million, an increase in expenditures related to website and internally developed software of $8.7 million, purchases of intangible data licenses of $0.6 million and purchases of property, equipment, software and leasehold improvements of $25.4 million to support our growth in the business. Cash used in investing was offset by $131.9 million of maturities of investment securities held-to-maturity and the release of restrictions on cash of $1.7 million.

We used $159.1 million of cash in investing activities during the nine months ended September 30, 2014. Cash used in investing activities primarily related to purchases of marketable securities of $148.4 million, as well as an increase in expenditures related to website and internally developed software of $8.0 million, purchases of intangible data licenses of $1.3 million, purchases of property, equipment, software and leasehold improvements of $12.7 million to support our growth in the business and an increase in restricted cash of $9.8 million associated with letters of credit in connection with leased office space. Cash used in investing was offset by $21.0 million of maturities of investment securities held to maturity.

Financing Activities. During the nine months ended September 30, 2015 and 2014, we generated $18.8 million and $21.3 million, respectively, in financing activities, primarily due to $9.9 million and $17.3 million in net proceeds from the issuance of common stock upon the exercise of stock options, $5.1 million and $4.1 million in net proceeds from the sale of stock under our ESPP and $4.3 million and $0.9 million in excess tax benefit from stock-based award activity, respectively.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2014 or the first nine months of 2015.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2015 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of September 30, 2015, we had no material long-term purchase obligations outstanding with any vendors or third parties. As of September 30, 2015, the following table summarizes our future minimum payments under non-cancelable operating leases for equipment and office facilities:

Payments Due by Period
		Less			More
		Than			Than
	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
(in thousands)
Operating lease obligations	$342,843	$32,430	$122,649	$81,674	$106,090

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above. As of September 30, 2015, our total liability for uncertain tax positions was $3.8 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.

The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The terms of the lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of September 30, 2015, our future minimum rentals to be received under non-cancelable subleases are $12.0 million.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of September 30, 2015 would not have a material impact on our cash and cash equivalents portfolio.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required Rule 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits allege violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On June 26, 2015, we and the other named defendants filed a motion to dismiss the first amended complaint, and a hearing on this motion has been rescheduled for November 10, 2015.

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

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act.

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

We derive substantially all of our revenue from the sale of impression- and click-based advertising. Because traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic, slower traffic growth rates may harm our business and financial results. As a result, our ability to grow our business depends on our ability to increase traffic to and user engagement on our platform. Our traffic could be adversely affected by factors including:

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

●

Review Concentration. Our restaurant and shopping categories together accounted for approximately 42% of the businesses that had been reviewed on our platform and approximately 57% of the cumulative reviews as of September 30, 2015. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

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

In addition, the mobile market remains a new and evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as mobile advertising products develop, demand may increase for products that we do not offer or that may alienate our user base. Although we currently have the ability to deliver local and brand advertising on both our mobile app and mobile website, with 68% of ad impressions delivered on mobile in the three months ended September 30, 2015, our continued success depends on our efforts to innovate and introduce enhanced mobile solutions. If our efforts to develop compelling mobile advertising products are not successful — as a result of, for example, the difficulties detailed above — advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. For example, we are phasing out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage.

*We rely on Internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our solutions. If links to our website and applications are not displayed prominently, traffic to our platform could decline and our business would be adversely affected.

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google and Bing. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In 2014, for example, Google made changes to its algorithms and methodologies that may be contributing to the slowing of our traffic growth rate and decline in traffic in the fourth quarter of 2014. Google also recently announced that, beginning in the fourth quarter of 2015, the rankings of sites showing certain types of app install interstitials will be penalized on its mobile search results pages. Because we utilize such interstitials to drive traffic from our mobile website to our mobile app, links to our mobile website may be featured less prominently in Google’s mobile search results page once the change takes effect, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of these changes.

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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website during the three months ended September 30, 2015, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince existing and prospective advertisers alike that our advertising products offer a material benefit and can generate a competitive return relative to other alternatives. Our ability to do so depends on factors including:

●

Acceptance of Online Advertising. We believe that the continued growth and acceptance of our online advertising products will depend on the perceived effectiveness and the acceptance of online advertising models generally, which is outside of our control. For example, if ad-blocking programs that affect the delivery of online advertising gain further visibility or traction, the perceived value of online advertising, and that of our advertising products in turn, may be harmed. Many advertisers still have limited experience with online advertising and, as a result, may continue to devote significant portions of their advertising budgets to traditional, offline advertising media, such as newspapers or print yellow pages directories.

●

Competitiveness of Our Products. We must deliver ads in an effective manner. The widespread adoption of any technologies that make it more difficult for us to deliver ads, such as ad-blocking programs, could decrease our value proposition to businesses and reduce demand for our products. We may be unable to attract new advertisers if our products are not compelling or we fail to innovate and introduce enhanced products meeting advertiser expectations. However, we must balance advertiser demands against our commitment to providing a good user experience. For example, we are phasing out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience. In addition, we must provide accurate analytics and measurement solutions that demonstrate the value of our advertising products compared to those of our competitors. Similarly, if the pricing of our advertising products does not compare favorably to those of our competitors, advertisers may reduce their advertising with us or choose not to advertise with us at all.

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

*If we fail to expand our operations effectively, including in international markets where we have limited operating experience and may be subject to increased risks, our revenue and business will be harmed.

We intend to expand our operations both domestically and abroad. Our current and future expansion plans will require significant resources and management attention, and the returns on such investments may not be achieved for several years, or at all. For example, our plans include expanding our sales force and community management personnel in international markets, where we are less familiar with the local competitive environments and where we may encounter lower levels of advertiser demand or user engagement.

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

Any inability to integrate services, sites and technologies, operations or personnel in an efficient and timely manner could harm our results of operations. Transition activities are complex and require significant time and resources, and we may not manage the process successfully, particularly if we are managing multiple integrations concurrently. Our ability to integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience. For example, Eat24 is larger and more complex than previous companies we have acquired. In addition, Eat24 operates a business that is new to us, and our efforts to develop the structures and expertise needed to support this business are ongoing. We plan to invest resources to support this and any future acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. Even if we are able to integrate the operations of any acquired company successfully, these integrations may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the combination of the businesses, or we may not achieve these benefits within a reasonable period of time.

*We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships could harm our business.

We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing and administrative software solutions. We also rely on partners for various transactions available through the Yelp Platform, including Booker for spa and salon appointments, Locu for menu data and Hipmunk for hotel bookings, among others. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. It is possible that these third parties may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to our partners in particular, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, our entry into the online reservations space with SeatMe and Yelp Reservations put us in competition with OpenTable, which led to the end of our partnership in 2015. Our focus on integrating additional partners to expand the Yelp Platform may exacerbate this risk.

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

Despite these efforts, we cannot guarantee that each of the 64 million reviews on our platform that have been recommended and that have not been removed as of September 30, 2015 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

Consumers may also believe that the reviews, photos and other user content contributed by our Community Managers or other employees are influenced by our advertising relationships or are otherwise biased. Although we take steps to prevent this from occurring by, for example, identifying Community Managers as Yelp employees on their account profile pages and explaining their role on our platform, the designation does not appear on the page for each review contributed by the Community Manager and we may not be successful in our efforts to maintain consumer trust. Similarly, the actions of our partners may affect our brand if users do not have a positive experience on the Yelp Platform. If others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. For example, we have encountered instances of reputation management companies falsely representing themselves as being affiliated with us when soliciting customers; this practice could be contributing to rumors that business owners can pay to manipulate reviews, rankings and ratings. Our website and mobile app also serve as a platform for expression by our users, and third parties or the public at large may also attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.

In addition, negative publicity about our company, including our technology, sales practices, personnel, customer service, litigation, strategic plans or political activities could diminish confidence in our brand and the use of our products. Certain media outlets have previously reported allegations that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. In order to demonstrate that our automated recommendation software applies in a nondiscriminatory manner to both advertisers and non-advertisers, we allow users to access reviews that are both recommended and not recommended by our software. We have also allowed businesses to comment publicly on reviews so that they can provide a response. Nevertheless, our reputation and brand, the traffic to our website and mobile app and our business may suffer if negative publicity about our company persists or if users otherwise perceive that our content is manipulated or biased. Allegations and complaints regarding our business practices, and any resulting negative publicity, may also result in increased regulatory scrutiny of our company. In addition to requiring management time and attention, any regulatory inquiry or investigation could itself result in further negative publicity regardless of its merit or outcome.

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

We base many of our decisions on the best interests of the consumers who use our platform. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our results of operations in the short term. For example, we are phasing out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. Our approach of putting consumers first may negatively impact our relationship with existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this approach has served the long-term interests of our company and our stockholders and will continue to do so in the future.

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

Although none of the disruptions we have experienced to date have had a material effect on our business, any future disruptions could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Even if we experience no significant shutdown or no critical data is lost, obtained or misused in connection with an attack, the occurrence of such attack or the perception that we are vulnerable to such attacks may harm our reputation, our ability to retain existing users and our ability to attract new users. Although we have developed systems and processes that are designed to protect our data and prevent data loss and other security breaches, the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target or long after, and may originate from less regulated and more remote areas around the world. As a result, these preventative measures may not be adequate and we cannot assure you that they will provide absolute security.

Any or all of these issues could negatively impact our ability to attract new users, deter current users from returning to our platform, cause existing or potential advertisers to cancel their contracts or subject us to third-party lawsuits or other liabilities. For example, we work with a third-party vendor to process credit card payments by users and businesses, and are subject to payment card association operating rules. If our security measures fail to protect payment information adequately as a result of employee error, malfeasance or otherwise, or we fail to comply with the applicable operating rules, we could be liable to the users and businesses for their losses, as well as the vendor under our agreement with it, and be subject to fines and higher transaction fees. In addition, government authorities could also initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.

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

Since our inception, we have incurred significant operating losses and, as of September 30, 2015, we had an accumulated deficit of approximately $44.6 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $377.5 million in 2014, we expect that our revenue growth rate will decline as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded. In addition, we incurred net losses in each of the first three quarters of 2015. As a result, you should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realized in 2014, as an indication of our future performance. Historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

*Changes in tax laws or tax rulings, or the examination of our tax positions, could materially affect our financial position and results of operations.

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

*Our business and results of operations may be harmed if we are deemed responsible for the collection and remittance of state sales taxes for Eat24’s restaurants.

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

It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. The European Court of Justice recently invalidated the Safe Harbor program covering the transfer of personal data from the European Union to the United States, and the European Commission is also in the process of promulgating a new general data protection regulation, each of which may result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our capital stock. The current holders of our Class B common stock collectively are able to control all matters submitted to our stockholders for approval even though their stock holdings represent less than 50% of the outstanding shares of our common stock. As of September 30, 2015, stockholders who held shares of Class B common stock, including our founders, directors, executive officers, employees and their affiliates, together beneficially owned shares representing approximately 59% of the voting power of our outstanding capital stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares, which may include existing founders, officers, directors and their affiliates. This concentrated control will limit our other stockholders’ ability to influence corporate matters for the foreseeable future and, as a result, the market price of our Class A common stock could be adversely affected.

*Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Between January 1, 2014 and September 30, 2015, our Class A common stock’s daily closing price ranged from $21.14 to $98.04. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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
●

actions of securities analysts who cover our company, such as publishing research or forecasts about our business (and our performance against such forecasts), changing the rating of our Class A common stock or ceasing coverage of our company;

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

Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2015, we had 65,982,120 shares of Class A common stock and 9,460,458 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of our Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides information with respect to repurchases of shares of our Class B common stock. No shares of our Class A common stock were repurchased during this period.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
		Weighted Average	as Part of Publicly	Yet Be Purchased
	Total Number of	Price Paid per	Announced Plans or	Under the Plans or
Period	Shares Purchased(1)	Share	Programs	Programs
July 1 - July 31, 2015	—	—	—	—
August 1 - August 31, 2015	3,606	$24.01	—	—
September 1 - September 30, 2015	—	—	—	—
Total	3,606	$24.01	—	—

(1)	Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock awards under our 2012 Equity Incentive Plan, as amended.

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

YELP INC.

Date: October 29, 2015	/s/ Rob Krolik
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