Form 10-K
period 2015-12-31
YELP INC
filed 2016-02-24
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐     NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,823,137,714 as of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s Class A common stock on the New York Stock Exchange LLC reported for June 30, 2015. Excludes an aggregate of 301,184 shares of the registrant’s Class A common stock and an aggregate of 9,322,929 shares of the registrant’s Class B common stock held by officers, directors, affiliated stockholders and The Yelp Foundation. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2015, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2015. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 19, 2016, there were 67,614,690 shares of the registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 8,445,146 shares of the registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2015 ANNUAL REPORT ON FORM 10-K

____________________

Unless the context suggests otherwise, references in this Annual Report on Form 10-K, or Annual Report, to “Yelp,” the “Company,” “we,” “us” and “our” refer to Yelp Inc. and, where appropriate, its subsidiaries.

i

Yelp, Yelp Inc., the Yelp logo, Eat24, SeatMe and other trade names, trademarks or service marks of Yelp appearing in this Annual Report are the property of Yelp. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.

Unless the context otherwise indicates, where we refer in this Annual Report to our “mobile application” or “mobile app,” we refer to all of our applications for mobile-enabled devices; references to our “mobile platform” refer to both our mobile app and the versions of our website that are optimized for mobile-based browsers. Similarly, references to our “website” refer to versions of our website dedicated both to desktop- and mobile-based browsers, as well as the U.S. and international versions of our website.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

NOTE REGARDING METRICS

We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from our Eat24 or SeatMe businesses.

While our metrics are based on what we believe to be reasonable calculations, there are inherent challenges in measuring usage across our large user base around the world. Certain of our performance metrics, including the number of unique devices accessing our mobile app, are tracked with internal company tools, which are not independently verified by any third party and have a number of limitations. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernable user action involved; this activity can cause our system to count the device associated with the app as a unique app device in a given period.

Our metrics are calculated based on data from third parties — the number of desktop and mobile website unique visitors — are subject to similar limitations. Our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. In addition, because these traffic metrics are tracked based on unique cookie identifiers, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. As a result, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our website.

Our measures of traffic and other key metrics may also differ from estimates published by third parties (other than those whose data we use to calculate such metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy.

ii

PART I

Item 1. Business.

Company Overview

Yelp connects people with great local businesses by bringing “word of mouth” online and providing a platform for businesses and consumers to engage and transact. With a total of approximately 95.2 million cumulative reviews of almost every type of local business in more than 30 countries as of December 31, 2015, we are one of the world’s leading local business review sites.

Our platform provides value to consumers and businesses alike by connecting consumers with great local businesses at the critical moment when they are deciding where to spend their money. The key strengths of our platform include:

●

Discovery. Our platform is transforming the way people discover local businesses. Each day, millions of consumers visit our website or use our mobile app to find great local businesses to meet their everyday needs. Our strong brand and the quality of our content have enabled us to attract this large audience with low traffic acquisition costs.

●

Engagement. Yelp provides a platform for consumers to share their everyday local business experiences, through reviews, tips, photos and videos, and engage directly with businesses, through reviews, phone calls and our Message the Business feature. Our platform also provides businesses of all sizes with a variety of free and paid services that help them engage with consumers. Businesses can register a business account for free and “claim” the Yelp business listing page for each of their locations, allowing them to enhance the page with additional information about their business and respond to reviews, among other features.

●

Advertising. Businesses that want to reach our large audience of purchase intent-driven consumers can also pay for premium services to promote themselves through targeted search advertising, discounted offers and further enhancements to their business listing pages. We previously offered display advertising and brand sponsorships for national brands as well; however, we phased out these products over the second half of 2015 to focus on our core strength of local advertising and to ensure that we continue providing a great consumer experience, as discussed in greater detail below. We generate revenue primarily from the sale of advertising on our website and mobile app to businesses. During the year ended December 31, 2015, we generated net revenue of $549.7 million, representing 46% growth over 2014, a net loss of $32.9 million and adjusted EBITDA of $69.1 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” in this Annual Report.

●

Transactions. In 2013, we introduced the Yelp Platform, which allows consumers to transact with local businesses in new ways directly on Yelp. In addition to providing consumers with a continuous experience from discovery to completion of transactions such as ordering food through a local delivery service and booking spa appointments, the Yelp Platform creates an additional point of consumer engagement for local businesses. In February 2015, we acquired Eat24Hours.com, Inc., or Eat24, a leading online food ordering service that we had previously partnered with on the Yelp Platform, to drive daily engagement in our restaurant vertical.

At the heart of our business are the vibrant communities of contributors across the world that contribute the content on our platform. These contributors provide rich, firsthand information about local businesses in the form of reviews and ratings, tips, photos and videos. Each review, tip, photo and video expands the breadth and depth of the content on our platform, which drives a powerful network effect: the expanded content draws in more consumers and more prospective contributors. Although measures of our content (including our cumulative review metric) and traffic (including our desktop and mobile unique visitors metrics) do not factor directly into the advertising arrangements we have with our advertising customers, this network effect underpins our ability to deliver clicks and ad impressions to advertisers. Increases in these metrics improve our value proposition to local businesses as they seek easy-to-use and effective advertising solutions. For this reason, we foster and support communities of contributors and make the consumer experience our highest priority.

Of the approximately 95.2 million cumulative reviews our contributors had submitted through December 31, 2015, approximately 68.0 million were recommended and available on business listing pages; approximately 20.7 million were not recommended and available on secondary pages; and approximately 6.5 million had been removed from our platform. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended because they provide additional perspectives and information on reviewed businesses, as well as transparency of the efficacy of our automated recommendation software.

The reviews contributed to our platform cover a wide set of local business categories, including restaurants, shopping, beauty and fitness, arts, entertainment and events, home and local services, health, nightlife, travel and hotel, auto and other categories. In the charts below, we highlight the breakdown by industry of local businesses that have received reviews on our platform and the breakdown by industry of reviews contributed to our platform through December 31, 2015.

Reviewed Businesses*

Reviews*

*	The charts above include information based upon all contributed reviews and include some businesses that have only received reviews that are not recommended or have been removed.

We believe that the concentration of reviews in the restaurant and shopping categories in particular is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. The top five industry categories accounted for an aggregate of 76% of our local revenue for the quarter ended December 31, 2015, broken down as follows: Home & Local Services, 28%; Restaurants, 15%; Beauty & Fitness, 12%; Health, 11%; and Shopping, 10%.

Our Products

Local

We provide both free and paid business listing products to businesses of all sizes. We also enable businesses to deliver targeted search advertising to large local audiences through our website and mobile app. We recognize revenue from these products as local revenue.

Free Online Business Account

We enable businesses to create a free online business account and claim the listing page for each of their business locations. With their free business accounts, businesses can view trends (e.g. statistics and charts of the performance of their pages on our platform), use the Revenue Estimator tool (e.g. to quantify the revenue opportunity Yelp provides), message customers (e.g. to reply to reviews either publicly or privately), update information (e.g. address, hours of operation) and offer Yelp Deals and Gift Certificates (as described below).

Enhanced Profile

Our enhanced profile solution eliminates ads from a business’s listing page and allows the business to incorporate a video clip or photo slide show on the page. Businesses can also promote a desired transaction of their choosing — such as scheduling an appointment or printing a coupon — directly on their business listing pages with our Call to Action feature. This feature transfers consumers from a business’s listing page to the business’s own website to complete the action.

Branded Profile

For businesses with ten or more locations, our branded profile solution offers the ability to incorporate a video clip or photo slide show, as well as a Call to Action button, on each location’s business listing page.

Search and Other Ads

We allow businesses to promote themselves as a sponsored search result on our platform and on the listing pages of related businesses. We now sell ads primarily on a per-click basis, though we also offer impression-based ads.

Online Reservations

We provide restaurants, nightlife and certain other venues with the ability to offer online reservations directly from their Yelp business listing pages through our SeatMe product, which also offers front-of-house management tools. We also offer Yelp Reservations, a free tool with basic reservation functionality for businesses in the restaurant and nightlife categories.

Transactions

In addition to our business listing and advertising products, we also offer several features and consumer-interactive tools to facilitate transactions between consumers and the local businesses they find on Yelp. We recognize revenue from these sources on a net basis as transactions revenue.

Eat24	Our Eat24 business generates revenue through arrangements with restaurants in which restaurants pay a commission percentage fee on orders placed through Eat24’s platform.

Yelp Platform

The Yelp Platform allows consumers to transact directly on Yelp. Through our integration of Eat24 and partnerships with companies including Booker, BloomNation and CellarPass, consumers are currently able to complete food delivery transactions, book spa and salon appointments, order flowers and make winery reservations, among others, all without leaving Yelp.

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

Gift Certificates

Our Gift Certificates product allows local business owners to sell full-price gift certificates directly to consumers through their business listing pages. The business chooses the price point to offer (from $10 to $500), and consumers may purchase Gift Certificates denominated in such amounts. We earn a fee based on the amount of the Gift Certificate sold. We process all consumer payments and remit to the business the revenue share of any Gift Certificate purchased.

Brand

Through the end of 2015, we also offered advertising solutions for national brands in the form of display advertisements and brand sponsorships. We phased out these products over the second half of 2015 and redeployed the associated internal resources, including members of our brand sales team, elsewhere within our organization. Due to certain negative trends in the broader market for brand advertising products — in particular, the shift toward programmatic advertising and increasing advertiser demand for products such as video ads that are disruptive to the consumer experience — we believe this decision will provide us with a long-term strategic advantage by allowing us to focus on our core strength of local advertising and to ensure that we continue to provide a great consumer experience. We recognized revenue from these products as brand revenue through the end of 2015.

Other Services

We generate other revenue through partner arrangements and monetization of remnant advertising inventory through third-party ad networks. Our partner arrangements include allowing third-party data providers to update business listing information on behalf of businesses and resale of our local advertising products by certain partners. We recognize revenue from these sources as other services revenue.

Revenue by Product

The following table provides a breakdown of our revenue by product for the years indicated:

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of net revenue)
Net revenue by product:
Local	82%	85%	83%
Transactions	8%	1%	2%
Brand advertising	6%	9%	12%
Other services	4%	5%	3%
Total net revenue	100%	100%	100%

Our Strategy

Our mission is to connect people with great local businesses. We focus on the following key strategies to grow our business, audience of consumers and advertiser base:

Network Effect

●

Grow Our Communities. As the number of contributors and consumers within Yelp communities continues to grow, we expect our platform to become more widely known and relevant to broader audiences, further driving the growth of reviews, consumers and local business activity. We plan to continue investing in marketing to leverage our brand and benefit from these network dynamics. In 2015, we launched our first television advertising campaign to increase consumer awareness of our brand, and we plan to continue testing various advertising channels in 2016. We also expanded our team of Community Ambassadors — a part-time position similar to Community Managers — to foster and support contributors in our smaller communities.

●

Increase Engagement. By continuing to develop a feature-rich experience for consumers, we believe we can increase the number of visits and searches per user. We plan to continue to innovate and explore ways to expand our content and further enable contributors to share their local experiences, including on new and evolving platforms and distribution channels such as automobile navigation systems, wearable devices and voice-enabled mobile devices. For example, in 2015, we launched versions of our mobile app for the Apple Watch and Samsung Gear S2 smartwatch. We believe the continued expansion of the Yelp Platform will also drive further engagement, and acquired Eat24 in 2015 to that end. In addition, we plan to continue to invest in the development of our mobile platform, and our mobile app in particular, to take advantage of the growing number of consumers accessing Yelp through their mobile devices.

●

Provide a Great Consumer Experience. We believe that providing a great consumer experience has been and will continue to be critical to growing our business; accordingly, as we explore opportunities to monetize our products, we remain committed to a high standard of user experience. We will not incorporate advertising or other products or solutions that we believe may excessively degrade the user experience and potentially alienate users, even if they might result in increased short-term monetization. For example, we phased out our brand advertising products in 2015 in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience. We also plan to continue our consumer protection efforts. In 2015, for example, we partnered with ProPublica, a public interest news organization, to incorporate health care statistics and consumer opinion survey data onto the business listing pages of medical treatment facilities, as well as expanded our consumer alerts program.

Enhance Monetization

●

Focus on Local. Our core strength is our local advertising business in the United States. This business has a significant and growing base of revenue, and we plan to continue to pursue initiatives to enhance our opportunity in this area. In 2015, for example, we phased out our brand advertising products and redeployed the associated internal resources elsewhere within our organization, allowing us to focus on our local advertising products. We also invested in our account management processes to improve customer service.

●

Attract More Businesses. As of December 31, 2015, we were recognizing local revenue from approximately 111,000 local advertising accounts; with approximately 63 million local businesses on our platform as of that date, we believe there is significant opportunity to increase the number of local businesses advertising on Yelp. In particular, we believe that the continued expansion of the Yelp Platform, new business owner products and comprehensive tools to measure the effectiveness of our products will encourage businesses to advertise on our platform. For example, in 2015, we expanded the Yelp Platform to provide consumers with the ability to book a golf tee time, send flowers, book bottle service at night clubs and schedule legal consultations. We will also continue our local business outreach efforts, which include educating local businesses on how Yelp provides value to them as well as engaging with business owners to gain insight into how we can improve our products and services. In addition to our ongoing outreach efforts, such as the Yelp Small Business Advisory Council, we held our first business leader summit in 2015, which brought 100 entrepreneurs representing 86 communities in the United States and Canada to our offices for two days of conversation and strategizing.

●

Expand Our Sales Efforts. We plan to continue to grow our sales force and explore sales partnerships so we can reach more businesses. We have invested, and will continue to invest, aggressively in sales resources, including increases in headcount and initiatives to increase sales force productivity. We are also testing different sales channels, such as sales representative-assisted self-service advertising, to provide business owners with convenient options for purchasing our products. We believe these ongoing investments will lead to additional local businesses advertising on Yelp. In addition, we will continue to explore partnerships, such as our YP partnership, for the sale of our products.

Marketing

Community Management

We have a team of Community Managers and Community Ambassadors based across the United States and in 31 countries internationally, whose primary goals are to support and grow their local communities of contributors, raise brand awareness and engage with their surrounding communities through:

●	planning and executing fun and engaging events for the community, such as parties, outings and activities at restaurants, museums, hotels and other local places of interest;

●	getting to know community members and helping them get to know one another to foster an offline community experience that can be transferred online;

●	promoting Yelp, including guest appearances on local television and radio, and at local events such as concerts and street fairs; and

●	writing weekly e-mail newsletters to share information with the community about local businesses, events and activities.

Through these activities, we believe our community management team helps us increase awareness of our platform and grow avid communities who are willing to contribute content to our platform. These active contributors may be invited to attend sponsored social events, but do not receive compensation for their contributions. This community growth drives the network effect whereby contributed reviews expand the breadth and depth of our content base. This expansion draws an increasing number of consumers to access the content on our platform, thus inspiring new and existing contributors to create additional reviews that can be shared with this growing audience.

There are currently active Yelp communities in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, the Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, New Zealand, Norway, Philippines, Poland, Portugal, Singapore, Spain, Sweden, Switzerland, Taiwan, Turkey, the United Kingdom and the United States.

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

Before launching in any country, we license business listing information from third-party data providers and create individual pages for each business location in the entire country. During this pre-launch preparation phase, we often hire temporary local employees, called “scouts,” to provide additional rich content, such as reviews, photos and hours of operation. To bolster the integrity of the content they provide, we closely monitor their contributions to the platform, prohibit them from reviewing businesses with which they have a conflict of interest and identify them in their public profiles as paid contributors. At launch, consumers can read and write reviews about any business on our platform and contribute information about businesses that are not already listed.

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

			Year-Over-		Year-Over-
			Year	Average	Year
		Average	Growth in	Local	Growth in
	Number of	Cumulative	Average	Revenue	Average
	Yelp	Reviews	Cumulative	in Q4	Local
U.S. Market Cohort	Communities(1)	in Q4 2015(2)	Reviews(3)	2015(4)	Revenue(5)
2005 – 2006 Cohort	6	6,071	28%	$8,476	30%
2007 – 2008 Cohort	14	1,353	32%	$2,431	35%
2009 – 2010 Cohort	18	479	39%	$655	39%

____________________

(1)	A Yelp community is defined as a city or region in which we have hired a Community Manager.

(2)	Average cumulative reviews is defined as the total cumulative reviews of the cohort as of December 31, 2015 (in thousands), including the reviews that were not recommended or had been removed from our platform, divided by the number of Yelp communities in the cohort.

(3)	Year-over-year growth in average cumulative reviews compares the average cumulative reviews as of December 31, 2015 with the average cumulative reviews as of December 31, 2014.

(4)	Average local revenue is defined as the total local revenue from businesses in the cohort for the quarter ended December 31, 2015 (in thousands), divided by the number of Yelp communities in the cohort.

(5)	Year-over-year growth in average local revenue compares average local revenue for the quarter ended December 31, 2015 with the average local revenue for the quarter ended December 31, 2014.

In general, the Yelp communities in our earlier U.S. community cohorts are more populous than those in later cohorts, and we have already entered many of the largest cities in the United States and Europe. For these and other reasons, launching additional communities may not yield results similar to those of our existing communities, particularly in the United States. As a result, we believe that development of our existing communities currently provides the greatest opportunity for growth, and plan to focus our community development efforts on existing communities in 2016.

Advertising

Prior to the second half of 2014, we had not spent significantly on marketing programs, but instead focused on organic and viral growth driven by our community development efforts as described above. However, we believe there is significant opportunity to increase our brand awareness and, in the longer term, traffic through targeted advertising programs. We began selectively testing advertising to consumers in the second half of 2014, and launched our first television advertising campaign in 2015. We plan to continue testing various advertising channels in 2016. Our marketing expenses may increase if we significantly expand these efforts to attract additional consumers.

Sales

We sell our products directly through our sales force, indirectly through partners and online through our website. Our sales force consisted of 2,220 employees as of December 31, 2015 and is located across our offices in San Francisco, California; Scottsdale, Arizona; New York, New York; Chicago, Illinois; Dublin, Ireland; and Hamburg, Germany.

Direct Sales. A large majority of our sales force is dedicated to selling our local advertising products, with a significantly smaller component responsible for selling Eat24 and SeatMe products. Historically, another small component of our sales force was responsible for selling display advertisements and brand sponsorships to national advertisers; however, we phased out our brand advertising products in 2015 and redeployed the associated internal resources, including members of our brand sales team, elsewhere within our organization. Local sales representatives are primarily responsible for generating qualified sales leads by identifying and contacting local businesses through direct engagement, direct marketing campaigns and weekly e-mails to claimed local businesses. To date, our sales force has focused on increasing revenue by adding new customers, and our sales representatives are typically compensated on the basis of advertising sold in a given period.

Sales Partnerships. In 2014, we entered into a partnership with YP under which YP sells certain of our local advertising products as part of a package with its own advertising products to its advertiser base. The products covered by this arrangement include our enhanced profile and Call to Action products. We continue to explore additional partnerships for the sale or bundling of our products.

Self-Service Ads. Our online, or self-service, sales channel allows businesses to purchase local advertising solutions directly from our website. Businesses can purchase performance-based cost-per-click sponsored search advertising directly through this channel. We are continuing to test approaches to this sales channel, including by offering the option of speaking with a sales representative.

Account Management. Although the focus of our sales force is on adding new customers, we also see opportunity to deepen our relationships with existing customers. To this end, our account management team supports existing local business advertisers, primarily in a customer service role. Our account managers are currently salaried rather than commission-based employees.

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

●

Mobile Solutions. The number of people who access information about local businesses through mobile devices has increased dramatically over the past few years and is expected to continue to increase. We have seen substantial growth in mobile usage, and anticipate that growth in use of our mobile platform will be the driver of our growth for the foreseeable future. Our most engaged users are on our mobile app, making it particularly critical to our continued success. For example, in the quarter ended December 31, 2015, our mobile devices accounted for approximately 70% of all searches and approximately 63% of all ad clicks on our platform.

To take advantage of this trend, we have invested significant resources into the development of our comprehensive mobile platform for consumers supporting the major smartphone operating systems available today, iOS and Android. Over time, we have enhanced the functionality of our mobile platform, such that it provides similar and, in some areas, greater functionality than our website. Some of the innovations we introduced through our mobile platform include “check-ins,” “tips,” “comments,” “Nearby” and “Monocle,” our augmented reality feature. More recently, we also launched a mobile app for business owners, designed to make it easier for them to engage with their customers and manage their Yelp profiles. The Yelp for Business Owners app is currently available for iOS and Android.

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

●

Network Security. Computer viruses, malware, phishing attacks, denial-of-service and other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and we expect them to occur periodically on our systems in the future. For this reason, our platform includes a host of encryption, antivirus, firewall and patch-management technologies designed to help protect and maintain the systems located at data centers as well as other systems and computers across our business.

Consumer Protection Efforts

Our success depends on our ability to maintain consumer trust in our solutions and in the quality and integrity of the user content and other information found on our platform. We dedicate significant resources to the goal of maintaining and enhancing the quality, authenticity and integrity of the reviews on our platform, primarily through the following methods:

Automated Recommendation Software. We use proprietary software to analyze the relevance, reliability and utility of each review submitted to our platform. The software applies the same objective standards to each review based on a wide range of data associated with the review and reviewer, regardless of whether the business being reviewed advertises on Yelp. These objective standards include various measures of relevance, reliability and utility, such as the reviewer’s type and level of activity with Yelp (which might correspond to the reviewer’s reliability or suggest reviewer biases) and whether certain reviews originate from related Internet Protocol addresses (which might mean the reviews were submitted by the same person). The results of this analysis can change over time as the software factors in new information, which may result in reviews that were previously recommended becoming not recommended, and reviews that were previously not recommended being restored to recommended status. Reviews that the software deems to be the most useful and reliable are published directly on business listing pages, though neither we nor the software purport to establish whether or not any individual review is authentic. As of December 31, 2015, our software was recommending approximately 71% of the reviews submitted to our platform. Reviews that are not recommended are published on secondary pages and do not factor into a business’s overall star rating. As of December 31, 2015, approximately 22% of the reviews submitted to our platform were not recommended but still accessible on our platform.

Sting Operations. We routinely conduct sting operations to identify businesses and individuals who offer or receive cash, discounts or other benefits in exchange for reviews. For example, we may respond to advertisements offering to pay for reviews that are posted on Craigslist, Facebook and other platforms. We also receive and investigate tips from our users about potential paid reviews. If we identify or confirm any such issues through our investigations, we typically pursue one or more of the courses of action described below (each of which we may also employ on a stand-alone basis).

Consumer Alerts Program. We issue consumer alert warnings on business listing pages from time to time when we encounter suspicious activity that we believe is indicative of attempts to deceive or mislead consumers. For example, we may issue a consumer alert if we encounter a business attempting to purchase favorable reviews, or if a large number of favorable reviews are submitted from the same Internet Protocol address. Consumer alerts generally remain in effect for 90 days, or longer if the deceptive practices continue.

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

Removal of Reviews. We regularly remove reviews from our platform that we believe violate our terms of service, including, without limitation: fake or defamatory reviews; content that has been bought, sold or traded; threatening, harassing or lewd content, as well as hate speech and other displays of bigotry; and content that violates the rights of any third party or any applicable law. Users can access information about reviews that we have removed for a particular business by clicking on a link on the business’s listing page. As of December 31, 2015, approximately 7% of the reviews submitted to our platform had been removed.

Intellectual Property

We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology and algorithms by entering into confidentiality and inventions assignment agreements with our employees and contractors, as well as confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of trade secrets, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations internationally. Our registration efforts have focused on gaining protection of our trademarks for Yelp and the Yelp burst logo, among others. These marks are material to our business and essential to our brand identity as they enable others to easily identify us as the source of the services offered under these marks. While we are pursuing a number of patent applications, we do not currently have any issued patents, which may make it more difficult to defend certain of our intellectual property rights, particularly related to our core business. For example, the contractual restrictions and trade secrets that protect our proprietary technology and algorithms provide only a limited safeguard against infringement.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Protecting our intellectual property rights is also costly and time consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet, technology and media industries own large numbers of patents and other intellectual property rights, and frequently request license agreements or threaten to enter into litigation based on allegations of infringement or other violations of such rights. From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. We are also currently subject to, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Competition

The market for information regarding local businesses and advertising is intensely competitive and rapidly changing. We compete for consumer traffic with traditional, offline local business guides and directories as well as online providers of local and web search. We also compete for a share of local businesses’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers. Our competitors include the following types of businesses:

●

Offline. Competitors include offline media companies and service providers, many of which have existing relationships with local businesses. Services provided by competitors range from yellow pages listings to direct mail campaigns to advertising and listing services in local newspapers, magazines, television and radio.

●

Online. Competitors also include Internet search engines, such as Google and Bing, review and social media websites as well as various other online service providers. These include regional websites that may have strong positions in particular markets.

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

Government Regulation

As a company conducting business on the Internet, we are subject to a variety of laws in the United States and abroad that involve matters central to our business, including laws regarding privacy, data retention, distribution of user-generated content, consumer protection and data protection, among others. For example:

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
●

Information Security and Data Protection. The laws in many jurisdictions require companies to implement specific information security controls to protect certain types of information. Likewise, many jurisdictions have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information.

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

As our business grows and evolves and our products are used in a greater number of countries, we will also become subject to laws and regulations in additional jurisdictions. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the United States. Any failure on our part to comply with these laws may subject us to significant liabilities.

Our Culture and Employees

We take great pride in our company culture and consider it to be one of our competitive strengths. Our culture is at the foundation of our success, and it continues to help drive our business forward as a pivotal part of our everyday operations. It allows us to attract and retain a talented group of employees, create an energetic work environment and continue to innovate in a highly competitive market. As of December 31, 2015, we had 3,826 full-time employees globally.

Our culture extends beyond our offices and into the local communities in which people use Yelp. Our community management team’s responsibilities include supporting the sharing of experiences by consumers in the local markets that they serve and increasing brand awareness. We organize events several times a year to recognize our most important contributors, facilitating face-to-face interactions, building the Yelp brand and fostering the sense of true community in which we believe so strongly. We also engage with small businesses. For example, we established the Yelp Small Business Advisory Council as a way to interact with and get feedback from our core community of local business owners. We have also worked with the U.S. Small Business Administration and other partners to educate small business owners across the United States on best practices for online marketing.

In addition, The Yelp Foundation, a non-profit organization established by our board of directors in November 2011, or the Foundation, directly supports consumers and local businesses in the communities in which we operate. In 2011, our board of directors approved the contribution and issuance to the Foundation of 520,000 shares of our common stock, of which the Foundation had sold 130,000 shares as of December 31, 2015. The Foundation uses the proceeds from the sale of its shares of our common stock to make grants to local non-profit organizations that are actively engaged in supporting community and small business growth. As of December 31, 2015, the Foundation held 390,000 shares of Class B common stock, representing less than 1% of our outstanding capital stock.

Information About Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Seasonality

Our business is affected both by cyclicality in business activity and by seasonal fluctuations in Internet usage and advertising spending. We believe our rapid growth has masked most of the cyclicality and seasonality of our business. As our revenue growth rate slows, we expect that the cyclicality and seasonality in our business may become more pronounced, causing our operating results to fluctuate. In particular, based on historical trends, we expect traffic numbers to be weakest in the fourth quarter of the year in connection with end of the year holidays.

Corporate and Available Information

We were incorporated in Delaware on September 3, 2004 under the name Yelp, Inc. We changed our name to Yelp! Inc. in late September 2004 and to Yelp Inc. in February 2012. Our principal executive offices are located at 140 New Montgomery Street, 9th Floor, San Francisco, California 94105, and our telephone number is (415) 908-3801. Our website is located at www.yelp.com, and our investor relations website is located at www.yelp-ir.com.

We file or furnish electronically with the U.S. Securities and Exchange Commission, or SEC, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including filings with the SEC, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for e-mail alerts and RSS feeds.

Information contained on or accessible through our websites is not incorporated into, and does not form a part of, this Annual Report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

If we are unable to increase traffic to our mobile app and website, or user engagement on our platform declines, our revenue, business and operating results may be harmed.

We derive substantially all of our revenue from the sale of impression- and click-based advertising. Because traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic, slower traffic growth rates may harm our business and financial results. As a result, our ability to grow our business depends on our ability to increase traffic to and user engagement on our platform. Our traffic could be adversely affected by factors including:

●

Reliance on Internet Search Engines. As discussed in greater detail below, we rely on Internet search engines to drive traffic to our platform, including our mobile app. However, the display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not be in a position to influence the results. Although Internet search engine results have allowed us to attract a large audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our platform in the future, we may need to increase our marketing expenses, which could harm our operating results.

●

Increasing Competition. The market for information regarding local businesses is intensely competitive and rapidly changing. If the popularity, usefulness, ease of use, performance and reliability of our products and services do not compare favorably to those of our competitors, traffic may decline.

●

Review Concentration. Our restaurant and shopping categories together accounted for approximately 42% of the businesses that had been reviewed on our platform and approximately 57% of the cumulative reviews as of December 31, 2015. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

●

Our Recommendation Software. If our automated software does not recommend helpful content or recommends unhelpful content, consumers may reduce or stop their use of our platform. While we have designed our technology to avoid recommending content that we believe to be unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful.

●

Content Scraping. From time to time, other companies copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

●

Macroeconomic Conditions. Consumer purchases of discretionary items generally decline during recessions and other periods in which disposable income is adversely affected. As a result, adverse economic conditions may impact consumer spending, particularly with respect to local businesses, which in turn could adversely impact the number of consumers visiting our platform.

●

Internet Access. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our services. Similarly, any actions by companies that provide Internet access that degrade, disrupt or increase the cost of user access to our platform could undermine our operations and result in the loss of traffic.

We also anticipate that our traffic growth rate will continue to slow over time, and potentially decrease in certain periods, as our business matures and we achieve higher penetration rates. In particular, the number of major geographic markets, especially within the United States, that we have not yet entered is declining; further expansion in smaller markets may not yield similar results or sustain our growth. That our traffic growth has slowed in recent quarters even as we have expanded our operations is a reflection of this trend. As our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement on our platform. This dependence may increase as the portion of our revenue derived from performance-based advertising increases. A number of factors may negatively affect our user engagement, including if:

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

In addition, the mobile market remains a rapidly evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as mobile advertising products develop, demand may increase for products that we do not offer or that may alienate our user base. Although we currently deliver ads on both our mobile app and mobile website, with 63% of ad clicks delivered on mobile in the three months ended December 31, 2015, our continued success depends on our efforts to innovate and introduce enhanced mobile solutions. If our efforts to develop compelling mobile advertising products are not successful — as a result of, for example, the difficulties detailed above — advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage.

We rely on Internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our platform could decline and our business would be adversely affected.

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google and Bing. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not know how or otherwise be in a position to influence the results. In 2014, for example, Google made changes to its algorithms and methodologies that may be contributing to the slowing of our traffic growth rate and the decline in traffic in the fourth quarter of 2014. Google also recently announced that, beginning in the fourth quarter of 2015, the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use will not be penalized, the parameters of Google’s policy may change from time to time, be poorly defined and inconsistently interpreted. As a result, Google may unexpectedly penalize our app install interstitials, which may cause links to our mobile website to be featured less prominently in Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of these changes.

Although traffic to our mobile app is less reliant on search results than traffic to our website, growth in mobile device usage may not decrease our overall reliance on search results if mobile users use our mobile website rather than our mobile app. In fact, consumers’ increasing use of mobile devices may exacerbate the risks associated with how and where our website is displayed in search results because mobile device screens are smaller than personal computer screens and therefore display fewer search results.

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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website during the three months ended December 31, 2015, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

●

Competitiveness of Our Products. We must deliver ads in an effective manner. We may be unable to attract new advertisers if our products are not compelling or we fail to innovate and introduce enhanced products meeting advertiser expectations. However, we must balance advertiser demands against our commitment to providing a good user experience. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience. In addition, we must provide accurate analytics and measurement solutions that demonstrate the value of our advertising products compared to those of our competitors. Similarly, if the pricing of our advertising products does not compare favorably to those of our competitors, advertisers may reduce their advertising with us or choose not to advertise with us at all. The widespread adoption of any technologies that make it more difficult for us to deliver ads, such as ad-blocking programs, could also decrease our value proposition to businesses and reduce demand for our products.

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

As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products. Their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. Small and medium-sized local businesses in particular have historically experienced high failure rates. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, declining advertising budgets, closures and bankruptcies. In addition, our recent phase out of our brand advertising products, which had been an additional source of revenue for us, may make us more susceptible to fluctuations and attrition from small and medium-sized businesses. To grow our business, we must continually add new advertisers to replace advertisers who choose not to renew their advertising, or who go out of business or otherwise fail to fulfill their advertising contracts with us, which we may not be able to do.

If we fail to further develop our markets effectively, including our international markets where we have limited operating experience and may be subject to increased risks, our revenue and business will be harmed.

We intend to further develop our operations both domestically and abroad. Our current and future plans will require significant resources and management attention, and the returns on such investments may not be achieved for several years, or at all. For example, our plans include efforts to further develop and tailor our products and marketing to local needs in certain international communities, where we have limited operating experience and familiarity with the local competitive environments.

Our communities in many of the largest markets in the United States are in a relatively late stage of development, and further development of smaller markets may not yield similar results. As a result, our continued growth depends on our ability to successfully develop our international communities and operations. We have a limited operating history in international markets, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful. If we are not able to develop our international markets as we expect, or if we fail to address the needs of those markets, our business will be harmed. Expanding our international operations may also subject us to risks that we have not faced before or that increase our exposure to risks that we currently face, including risks associated with:

●	operating a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, regulatory systems and commercial infrastructures;
●	recruiting and retaining qualified, multi-lingual employees, including sales personnel;
●	increased competition from local websites and guides, and potential preferences by local populations for local providers;
●	potentially lower levels of advertiser demand and user engagement;
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

Acquisitions that are consummated could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. The incurrence of debt in particular could result in increased fixed obligations or include covenants or other restrictions that would impede our ability to manage our operations. In addition, any acquisitions we announce could be viewed negatively by users, businesses or investors. We may also discover liabilities or deficiencies associated with the companies or assets we acquire that we did not identify in advance, which may result in significant unanticipated costs. For example, in 2015, two lawsuits were filed against us by former Eat24 employees alleging that Eat24 failed to comply with certain labor laws prior to the acquisition. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. We may also fail to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges.

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

Any inability to integrate services, sites and technologies, operations or personnel in an efficient and timely manner could harm our results of operations. Transition activities are complex and require significant time and resources, and we may not manage the process successfully, particularly if we are managing multiple integrations concurrently. Our ability to integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience. For example, Eat24 was larger and more complex than companies we had previously acquired. In addition, Eat24 operates a business that is new to us, and we did not have significant experience or structure in place to support this business prior to the acquisition. We plan to invest resources to support this and any future acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. Even if we are able to integrate the operations of any acquired company successfully, these integrations may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the combination of the businesses, or we may not achieve these benefits within a reasonable period of time.

We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships could harm our business.

We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing and administrative software solutions. We also rely on partners for various transactions available through the Yelp Platform, including Booker for spa and salon appointments, Locu for menu data and BloomNation for flower deliveries, among others. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. It is possible that these third parties may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to our partners in particular, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, our entry into the online reservations space with SeatMe and Yelp Reservations put us in competition with OpenTable, which led to the end of our partnership in 2015. Our focus on integrating additional partners to expand the Yelp Platform may exacerbate this risk.

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

We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Yelp” brand are critical to expanding our base of users and advertisers and increasing the frequency with which they use our solutions. Our ability to do so will depend largely on our ability to maintain consumer trust in our products and in the quality and integrity of the user content and other information found on our platform, which we may not do successfully. We dedicate significant resources to these goals, primarily through our automated recommendation software, sting operations targeting the buying and selling of reviews, our consumer alerts program, coordination with consumer protection agencies and law enforcement, and, in certain egregious cases, taking legal action against business we believe to be engaged in deceptive activities. We also endeavor to remove content from our platform that violates our terms of service.

Despite these efforts, we cannot guarantee that each of the 68 million reviews on our platform that have been recommended and that have not been removed as of December 31, 2015 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

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

We base many of our decisions on the best interests of the consumers who use our platform. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we do not believe are in the best interests of consumers, even if such decisions negatively impact our results of operations in the short term. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. Our approach of putting consumers first may negatively impact our relationship with existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this approach has served the long-term interests of our company and our stockholders and will continue to do so in the future.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, software engineers, marketing professionals and advertising sales staff. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively or execute our plans and strategies on a timely basis, our business could be harmed.

Our future also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention, and qualified individuals are in high demand; as a result, we may incur significant costs to attract them before we can validate their productivity. Volatility in the price of our Class A common stock may make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as employee morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.

Risks Related to Our Technology

Our business is dependent on the uninterrupted and proper operation of our technology and network infrastructure. Any significant disruption in our service could damage our reputation, result in a potential loss of users and engagement and adversely affect our results of operations.

It is important to our success that users in all geographies be able to access our platform at all times. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems. Such performance problems may be due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints due to an overwhelming number of users accessing our platform simultaneously. Our products and services are highly technical and complex, and may contain errors or vulnerabilities that could result in unanticipated downtime for our platform and harm to our reputation and business. Users may also use our products in unanticipated ways that may cause a disruption in service for other users attempting to access our platform. We may encounter such difficulties more frequently as we acquire companies and incorporate their technologies into our service. It may also become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times, as our products become more complex and our user traffic increases.

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

Our systems are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks and similar events. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population densities than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the San Francisco Bay Area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Our disaster recovery program contemplates transitioning our platform and data to a backup center in the event of a catastrophe. Although this program is functional, if our primary data center shuts down, there will be a period of time that our services will remain shut down while the transition to the back-up data center takes place. During this time, our platform may be unavailable in whole or in part to our users.

If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform.

Our platform involves the storage and transmission of user and business information, some of which may be private, and security breaches could expose us to a risk of loss of this information, which could result in potential liability and litigation. Computer viruses, break-ins, malware, phishing attacks, attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and are expected to occur periodically on our systems in the future. We may be a particularly compelling target for such attacks as a result of our brand recognition. User and business owner accounts and listing pages could be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. For example, we enable businesses to create free online accounts and claim the business listing pages for each of their business locations. Although we take steps to confirm that the person setting up the account is affiliated with the business, our verification systems could fail to confirm that such person is an authorized representative of the business, or mistakenly allow an unauthorized person to claim the business’s listing page. In addition, we face risks associated with security breaches affecting our third-party partners and service providers. A security breach at any such third party could be perceived by consumers as a security breach of our systems and result in negative publicity, damage to our reputation and expose us to other losses.

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

Any or all of these issues could negatively impact our ability to attract new users, deter current users from returning to our platform, cause existing or potential advertisers to cancel their contracts or subject us to third-party lawsuits or other liabilities. For example, we work with a third-party vendor to process credit card payments by users and businesses, and are subject to payment card association operating rules. Compliance with applicable operating rules will not necessarily prevent illegal or improper use of our payment systems, or the theft, loss or misuse of payment information, however. If our security measures fail to prevent fraudulent credit card transactions and protect payment information adequately as a result of employee error, malfeasance or otherwise, or we fail to comply with the applicable operating rules, we could be liable to the users and businesses for their losses, as well as the vendor under our agreement with it, and be subject to fines and higher transaction fees. In addition, government authorities could also initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.

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

Effective trade secret, copyright, trademark and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. Seeking protection for our intellectual property, including trademarks and domain names, is an expensive process and may not be successful, and we may not do so in every location in which we operate. Litigation may become necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. For example, we may incur significant costs in enforcing our trademarks against those who attempt to imitate our “Yelp” brand. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.

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

Risks Related to Our Financial Statements and Tax Matters

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to regain profitability. Our recent growth rate will likely not be sustainable, and a failure to maintain an adequate growth rate will adversely affect our business and results of operations.

Since our inception, we have incurred significant operating losses and, as of December 31, 2015, we had an accumulated deficit of approximately $66.9 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $549.7 million in 2015, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded. In addition, we incurred net losses in the year ended December 31, 2015. As a result, you should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realized in 2014, as an indication of our future performance. Historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

●	sales and marketing;
●	our technology infrastructure;
●	product and feature development;

●	domestic and international expansion efforts;
●	strategic opportunities, including commercial relationships and acquisitions; and
●	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. Our costs may also increase as we hire additional employees, particularly as a result of the significant competition that we face to attract and retain technical talent. Our expenses may grow faster than our revenue and may be greater than we anticipate in a particular period or over time. If we are unable to maintain adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to regain profitability.

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

We have a limited operating history in an evolving industry that may not develop as expected, if at all. As a result, our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry, which we may not be able to address successfully. These risks and difficulties include our ability to, among other things:

●	increase the number of users of our website and mobile app and the number of reviews and other content on our platform;
●	attract and retain new advertising clients, many of which may have limited or no online advertising experience;
●	forecast revenue and adjusted EBITDA accurately, which may be more difficult as we sell more performance-based advertising, as well as appropriately estimate and plan our expenses;
●	continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;
●	effectively monetize our mobile products as usage continues to migrate toward mobile devices;
●	successfully compete with existing and future providers of other forms of offline and online advertising;
●	successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;
●	successfully manage our growth, including in international markets;
●	successfully develop and deploy new features and products;
●	manage and integrate successfully any acquisitions of businesses, solutions or technologies, such as Eat24;
●	avoid interruptions or disruptions in our service or slower than expected load times;
●	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage globally, as well as the deployment of new features and products;
●	hire, integrate and retain talented sales and other personnel;
●	effectively manage rapid growth in our sales force, other personnel and operations; and
●	effectively identify, engage and manage third-party partners and service providers.

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

We may have exposure to greater than anticipated tax liabilities.

Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value and use our intellectual property and the valuations of our intercompany transactions. For example, our corporate structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. Our intercompany arrangements allocate income to such entities in accordance with arm’s length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate.

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

In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations, we may be required to record charges to our operations, which could harm our business, operating results and financial condition.

Our business and results of operations may be harmed if we are deemed responsible for the collection and remittance of state sales taxes for Eat24’s restaurants.

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

We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain performance metrics — including the number of unique devices accessing our mobile app in a given period, page views and calls and clicks for directions and map views — with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including key metrics that we report. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernable user action involved; this activity can cause our system to count the device associated with the app as a unique app device in a given period. If the internal tools we use to track these metrics over- or under-count performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies.

In addition, certain of our key metrics — the number of our desktop unique visitors and mobile website unique visitors — are calculated relying on data from third parties. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges to continue to occur, and potentially to increase as our traffic grows.

There are also inherent challenges in measuring usage across our large user base around the world. For example, because these metrics are based on users with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. In addition, although we use technology designed to block low-quality traffic, such as robots, spiders and other software, we may not be able to prevent all such traffic. For these and other reasons, the calculations of our desktop unique visitors and mobile website unique visitors may not accurately reflect the number of people actually using our platform.

Our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. However, if our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.

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

We are also regularly exposed to claims based on allegations of infringement or other violations of intellectual property rights. Companies in the Internet, technology and media industries own large numbers of patent and other intellectual property rights, and frequently enter into litigation. Various “non-practicing entities” that own patents and other intellectual property rights also often aggressively attempt to assert their rights in order to extract value from technology companies. From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights, and we are presently involved in numerous patent lawsuits, including lawsuits involving plaintiffs targeting multiple defendants in the same or similar suits. While we are pursuing a number of patent applications, we do not currently have any issued patents, and the contractual restrictions and trade secrets that protect our proprietary technology provide only limited safeguards against infringement. This may make it more difficult to defend certain of our intellectual property rights, particularly related to our core business.

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

It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. The European Commission recently approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, and a new general data protection regulation is expected to take effect in the European Union by 2018, each of which may be subject to varying interpretations and evolving practices, which would create uncertainty for us and possibly result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As a result, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock even when the shares of Class B common stock represent a small minority of all outstanding shares of our capital stock. The current holders of our Class B common stock collectively are able to control all matters submitted to our stockholders for approval even though their stock holdings represent less than 50% of the outstanding shares of our common stock. All shares of Class A and Class B common stock will automatically convert into a single class of common stock upon the earlier of (x) the date on which the number of outstanding shares of Class B common stock represents less than 10% of the aggregate combined number of outstanding shares of Class A and Class B common stock, and (y) March 1, 2019.

As of December 31, 2015, stockholders who held shares of Class B common stock, including certain of our founders, directors, executive officers, employees and their affiliates, together beneficially owned approximately 12% of the outstanding shares of our Class A and Class B common stock, representing approximately 59% of the voting power of our outstanding capital stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares, which may include existing founders, officers, directors and their affiliates. This concentrated control could limit our other stockholders’ ability to influence corporate matters through as late as March 2019 and even when the shares of Class B common stock represent as little as 10% of the outstanding shares of our capital stock. As a result, the market price of our Class A common stock could be adversely affected.

Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2015, our Class A common stock’s daily closing price ranged from $20.87 to $57.47, and was $18.34 on February 19, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, factors that may cause volatility in our share price include:

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our Company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

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

Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2015, we had 66,535,156 shares of Class A common stock and 9,447,646 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of our Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices in North America are currently located at 140 New Montgomery Street, San Francisco, California, where we lease office space pursuant to a lease agreement that expires in 2021. We lease additional office space in Palo Alto, California; San Francisco, California; Scottsdale, Arizona; Chicago, Illinois; New York, New York; and internationally in Dublin, Ireland; London, England; and Hamburg, Germany. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.

Item 3. Legal Proceedings.

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits allege violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On November 24, 2015, the court dismissed the first amended complaint with prejudice, and entered judgment in our favor on December 28, 2015. The plaintiffs have appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit.

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants us and Eat24. The lawsuit asserts that we failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, we reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $550,000. Once finalized, the settlement will be subject to court approval.

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, we reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $200,000. Once finalized, the settlement will be subject to court approval.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock, par value $0.000001 per share, is listed on the New York Stock Exchange LLC, or NYSE, under the symbol “YELP.” There is no public trading market for our Class B common stock. The following table sets forth on a per-share basis the high and low intraday sales prices of our Class A common stock, as reported by the NYSE for the periods presented:

	2015		2014
	High	Low	High	Low
First Quarter	$57.70	$42.10	$101.75	$66.47
Second Quarter	$52.51	$37.91	$81.40	$49.11
Third Quarter	$43.49	$20.50	$86.88	$64.70
Fourth Quarter	$32.47	$20.60	$73.41	$49.17

On February 19, 2016, the last reported sale price of our Class A common stock was $18.34.

Stockholders

As of the close of business on February 19, 2016, there were 47 stockholders of record of our Class A common stock and 22 stockholders of record of our Class B common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

We have presented below the cumulative total return to our stockholders during the period from March 2, 2012 (the date our Class A common stock commenced trading on the NYSE) through December 31, 2015 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

	Period
Index	3/2/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Yelp Inc.	100	125.67	459.67	364.87	192.00
NYSE Composite Index	100	105.63	128.22	133.63	125.05
NYSE Arca Tech 100 Index	100	103.53	138.98	158.73	155.70

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

Issuer Purchases of Equity Securities

No shares of our Class A or Class B common stock were repurchased during the three months ended December 31, 2015.

Item 6. Selected Consolidated Financial and Other Data.

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2012 and 2011, as well as the consolidated balance sheet data as of December 31, 2013, 2012 and 2011, are derived from audited consolidated financial statements that are not included in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in any period in the future.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Net revenue	$549,711	$377,536	$232,988	$137,567	$83,285
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown
separately below)(1)	51,015	24,382	16,561	9,928	5,931
Sales and marketing(1)	301,764	201,050	131,970	85,915	54,539
Product development(1)	107,786	65,181	38,243	20,473	11,586
General and administrative(1)	80,866	58,274	42,907	31,531	17,234
Depreciation and amortization(1)	29,604	17,590	11,455	7,223	4,238
Restructuring and integration(1)	—	—	675	1,262	—
Contribution to The Yelp Foundation	—	—	—	—	5,928
Total costs and expenses	571,035	366,477	241,811	156,332	99,456
Income (Loss) from operations	(21,324)	11,059	(8,823)	(18,765)	(16,171)
Other income (expense), net	386	221	(407)	(226)	(395)
Income (Loss) before income taxes	(20,938)	11,280	(9,230)	(18,991)	(16,566)
Benefit (Provision) for income taxes	(11,962)	25,193	(838)	(122)	(102)
Net income (loss)	(32,900)	36,473	(10,068)	(19,113)	(16,668)
Accretion of redeemable convertible preferred stock	—	—	—	(32)	(189)
Net income (loss) attributable to common stockholders (Class A and B)	$(32,900)	$36,473	$(10,068)	$(19,145)	$(16,857)
Net income (loss) per share attributable to common stockholders (Class A and B):
Basic	$(0.44)	$0.51	$(0.15)	$(0.35)	$(1.10)
Diluted	$(0.44)	$0.48	$(0.15)	$(0.35)	$(1.10)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (Class A and B):
Basic	74,683	71,936	65,665	54,149	15,291
Diluted	74,683	76,712	65,665	54,149	15,291

(1)	Stock-based compensation expense included in the statements of operations data above was as follows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$1,117	$729	$421	$122	$50
Sales and marketing	21,962	15,083	10,131	4,917	1,607
Product development	23,431	14,804	6,270	1,705	721
General and administrative	14,332	11,657	9,300	8,134	2,499
Restructuring and integration	—	—	555	—	—
Total stock-based compensation	$60,842	$42,273	$26,677	$14,878	$4,877

Consolidated Balance Sheet Data:

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash and cash equivalents	171,613	247,312	389,764	95,124	21,736
Property, equipment and software, net	80,467	62,761	30,666	14,799	9,881
Working capital	393,505	386,785	391,844	91,218	18,996
Total assets	755,427	629,650	515,977	187,696	43,821
Redeemable convertible preferred stock	—	—	—	—	55,435
Total stockholders’ equity (deficit)	693,620	588,150	486,483	165,662	(24,347)

Other Financial and Operational Data:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reviews(1)	95,210	71,232	52,757	35,959	24,817
Desktop Unique Visitors(2)	74,607	77,628	77,713	62,336	53,946
Mobile Web Unique Visitors(3)	65,860	57,770	42,292	23,972	11,850
Unique App Devices(4)	20,006	14,541	10,613	9,178	5,654
Claimed Local Business Locations(5)	2,648	2,029	1,488	994	606
Local Advertising Accounts(6)	111	84	54	31	19
Adjusted EBITDA(7)	69,122	70,922	29,429	4,598	(1,128)

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

(2)

Represents the average number of desktop unique visitors for the last three months of the period, calculated as the number of “users,” as measured by Google Analytics, who have visited our non-mobile optimized website at least once in a given month, averaged over the three-month period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Traffic.”

(3)

Represents the average number of mobile website unique visitors for the last three months of the period, calculated as the number of “users,” as measured by Google Analytics, who have visited our mobile-optimized website at least once in a given month, averaged over the three-month period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Traffic.”

(4)

Represents the average number of unique mobile devices using our mobile app for the last three months of the period, calculated as the number of unique mobile devices using our mobile app in a given month, averaged over the three-month period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Traffic.”

(5)

Represents the cumulative number of business locations that have been claimed on Yelp worldwide since 2008, as of the period end. We define a claimed local business location as each business address for which a business representative has visited our website and claimed the free business listing page for the business located at that address. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Claimed Local Business Locations.”

(6)	Represents the number of local business accounts from which we recognized local revenue during the last three months of the period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Local Advertising Accounts.”

(7)	Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes, other income (expense), net, interest income, depreciation and amortization, stock-based compensation expense, restructuring and integration costs and contribution to the Foundation. We believe that adjusted EBITDA provides useful information to investors for understanding and evaluating our operating results in the same manner as our management and our board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies, and should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability or liquidity. Users of this financial information should consider the types of events and transactions for which adjustments have been made. For more information about adjusted EBITDA, as well as a reconciliation of this non-GAAP financial measure to net income (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Non-GAAP Financial Measures—Adjusted EBITDA.”

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

We derive substantially all of our revenue from the sale of advertising products. In the year ended December 31, 2015, our net revenue was $549.7 million, which represented an increase of 46% from the year ended December 31, 2014, and we recorded a net loss of $32.9 million and adjusted EBITDA of $69.1 million. In the year ended December 31, 2014, our net revenue was $377.5 million, which represented an increase of 62% from the year ended December 31, 2013, and we generated net income of $36.5 million and adjusted EBITDA of $70.9 million.

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

●

Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the engagement of, consumers as we look to leverage our brand and benefit from network dynamics in Yelp communities. In addition to continuing our efforts to raise brand awareness and expand our communities, we plan to explore new ways for contributors to share content and engage and transact on the Yelp Platform. For example, we plan to continue to invest in our mobile platform, where we find our most engaged users, and to further integrate Eat24 into our platform. We believe that expanding our content and developing innovative features, while maintaining a great user experience, will attract new consumers as well as increase the number of visits and searches per user.

●

Enhance Monetization. Our core strength is our local advertising business in the United States. In 2015, we phased out our brand advertising business to allow us to, among other things, focus on our local business, which has a significant and growing base of revenue. We plan to continue to invest in initiatives to enhance our opportunity in this area, including by aggressively growing our sales force in order to reach more businesses. We will also continue the expansion of the Yelp Platform, new business owner products and comprehensive tools to measure the effectiveness of our products, as well as our local business outreach.

We expect to continue to invest in capital expenditures in 2016 to support the growth of our business, primarily to increase our office space, upgrade our technology and infrastructure to improve the ability of our platform to handle the projected increase in usage, and enable the release of new features and solutions. As a result of this investment philosophy, we expect that our operating expenses will continue to increase for the foreseeable future.

Factors Affecting Our Performance

Traffic and User Engagement. Changes in consumer traffic, as well as the quality and quantity of contributed content, will affect our revenue and financial performance. Traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic; as a result, our ability to grow our business depends on our ability to increase traffic on our platform. Because we rely on Internet search engines to drive traffic to our platform, a significant portion of our traffic can be affected by a number of factors, many of which are not in our direct control. Changes in a search engine’s ranking algorithms, methodologies or design layouts may result in links to our website not being prominent enough to drive traffic to our website and mobile app. For example, in 2014, Google made changes to its algorithms and methodologies that may be contributing to the slowing of our traffic growth rate and the decline in traffic in the fourth quarter of 2014. Google also recently announced that the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results page. While we believe the type of interstitial we currently use will not be penalized, the parameters of Google’s policy may change from time to time, or may be poorly defined or inconsistently interpreted. As a result, Google may unexpectedly penalize our app install interstitials, which may cause links to our website to be featured less prominently in Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of these changes.

We also anticipate that our traffic growth will continue to slow over time, and potentially decrease in certain periods, as our business matures and we achieve higher penetration rates. As our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement on our platform. This dependence may increase as the portion of our revenue derived from performance-based advertising increases. If user engagement decreases, our advertisers may stop or reduce the amount of advertising on our platform and our results of operations would be harmed. In addition, we also expect the cyclicality and seasonality in our business to become more pronounced as our growth rate slows, including weaker traffic in the fourth quarter of the year.

Increasing Mobile Usage. The number of people who access information about local businesses through mobile devices has increased dramatically over the past few years and is expected to continue to increase. Although many consumers access our platform both on their mobile devices and through personal computers, we have seen substantial growth in mobile usage. We anticipate that growth in use of our mobile platform will be the driver of our growth for the foreseeable future and that usage through personal computers will continue to decline worldwide. While we currently deliver advertising on our mobile platform, the mobile market remains a new and evolving market with which we have limited experience. Our continued success depends on, among other things, our efforts to innovate and introduce enhanced mobile products and features. If our efforts to develop compelling mobile advertising products are not successful, advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage, which would adversely impact our financial performance.

Ability to Attract and Retain Local Businesses. Our revenue growth is driven by our ability to attract and retain local business advertisers that purchase our advertising products. Our largest sales and marketing expenses consist of the costs associated with acquiring local business advertisers. We spent a majority of our sales and marketing expense for 2015 on initiatives related to local business advertiser acquisition and expect to continue to expend significant amounts to attract additional local business advertisers. At the same time, our local advertising agreements increasingly provide for performance-based cost-per-click payment terms, which may make it more difficult to forecast local revenue accurately. In addition, our advertisers typically do not have long-term obligations to purchase our products, and their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. The small and medium-sized businesses on which we heavily rely often have limited advertising budgets and may be disproportionately affected by economic downturns. As a result, a worsening economic outlook would likely cause businesses to decrease investments in advertising, which could adversely affect our revenue.

Investment in Growth. We have invested aggressively in the growth of our platform and intend to continue to invest to support this growth as we expand the Yelp Platform, grow our communities and local business base, hire additional employees and further develop our technology. We also plan to invest in product development as we continue to innovate and introduce new advertising and e-commerce products, explore new platforms and distribution channels and develop partner arrangements that provide incremental value to our advertisers and business partners to encourage them to increase their advertising budgets allocated to our platform. We expect that these investments will increase our operating expenses, and that any increase in revenue resulting from product innovations will likely trail the increase in expenses. For example, in 2015, we launched our first television and digital advertising campaign to increase consumer awareness of our brand; while we believe these marketing efforts will increase traffic in the longer term, we do not expect the effect to be immediate. We plan to continue testing various advertising channels in 2016.

Community Development. Our long-term growth depends on our ability to successfully develop Yelp communities. It can take years for our platform to achieve a critical mass of consumers and reviews to drive meaningful traction of our advertising products and to begin generating revenue in a particular community. As a result, we may continue to generate losses in new communities for an extended period, and different communities can be expected to grow at different rates and generate varying levels of revenue. As with most businesses, we expect our revenue growth to slow as our business matures over time. Local revenue for the oldest cohort of Yelp communities in the United States, which launched in 2005-2006, grew at 30% in 2015 compared to 2014. This is lower than the growth rate of local revenue for the 2007-2008 cohort, which grew 35% over the same period. We believe this is indicative of continued revenue growth, but slowing revenue growth for more mature communities. In general, the Yelp communities in our earlier U.S. community cohorts are more populous than those in later cohorts, and we have already entered many of the largest cities in the United States and Europe. For these and other reasons, launching additional communities may not yield results similar to those of our existing communities, particularly in the United States. As a result, we believe that development of our existing communities currently provides the greatest opportunity for growth, and plan to focus our community development efforts on existing communities in 2016.

Acquisitions. As part of our business strategy, we may determine to expand our product offerings and grow our business through the acquisition of complementary businesses or technologies. For example, in February 2015, we acquired Eat24, a leading web and app-based food ordering service, to drive daily engagement in our restaurant vertical and provide the opportunity to expand Eat24’s services to all the restaurants listed on our platform. Our acquisitions will affect our future financial results due to factors such as the amortization of acquired intangible assets.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include Eat24 metrics.

Reviews

Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were not recommended or had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include reviews that are not recommended and that have been removed because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful to users to evaluate businesses and individual reviewers. Because our automated recommendation software continually reassesses which reviews to recommend based on new information that becomes available, the “recommended” or “not recommended” status of reviews may change over time. Reviews that are not recommended or that have been removed do not factor into a business’s overall star rating. By clicking on a link on a reviewed business’s page on our website, users can access the reviews that are not recommended for the business, as well as the star rating and other information about reviews that were removed for violation of our terms of service.

As of December 31, 2015, approximately 88.7 million reviews were available on business listing pages, including approximately 20.7 million reviews that were not recommended, and 6.5 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated:

	As of December 31,
	2015	2014	2013
	(in thousands)
Reviews	95,210	71,232	52,757

Traffic

Traffic to our website and mobile app has three components: visitors to our non-mobile optimized website (our “desktop website”), visitors to our mobile-optimized website (our “mobile website”) and mobile devices accessing our unique app devices. We use the following metrics to measure each of these traffic streams.

Desktop and Mobile Website Unique Visitors. We calculate desktop unique visitors as the number of “users,” as measured by Google Analytics, who have visited our desktop website at least once in a given month, averaged over a given three-month period. Similarly, we calculate mobile website unique visitors as the number of “users” who have visited our mobile website at least once in a given month, averaged over a given three-month period.

Google Analytics, a product from Google Inc. that provides digital marketing intelligence, measures “users” based on unique cookie identifiers. Because the numbers of desktop unique visitors and mobile web unique visitors are therefore based on unique cookies, an individual who accesses our desktop website or mobile website from multiple devices with different cookies may be counted as multiple desktop unique visitors or mobile web unique visitors, as applicable, and multiple individuals who access our desktop website or mobile website from a shared device with a single cookie may be counted as a single desktop unique visitor or mobile web unique visitor.

Unique App Devices. We calculate unique app devices as the number of unique mobile devices using our mobile app in a given month, averaged over a given three-month period. Under this method of calculation, an individual who accesses our mobile app from multiple mobile devices will be counted as multiple unique app devices. Multiple individuals who access our mobile app from a shared device will be counted as a single unique app device.

The following table presents our traffic for the periods indicated:

	Three Months Ended December 31,
	2015	2014	2013
	(in thousands)
Desktop Unique Visitors	74,607	77,628	77,713
Mobile Web Unique Visitors	65,860	57,770	42,292
Unique App Devices	20,006	14,541	10,613

We anticipate that our mobile traffic will be the driver of our growth for the foreseeable future and that usage of our desktop website will continue to decline worldwide.

Claimed Local Business Locations

The number of claimed local business locations represents the cumulative number of business locations that have been claimed on Yelp worldwide since 2008, as of a given date. We define a claimed local business location as each business address for which a business representative has visited our website and claimed the free business listing page for the business located at that address. The following table presents the number of cumulative claimed local business locations as of the dates presented:

	As of December 31,
	2015	2014	2013
	(in thousands)
Claimed Local Business Locations	2,648	2,029	1,488

Local Advertising Accounts

Local advertising accounts comprise all local business accounts from which we recognize local revenue in a given three-month period. The following table presents the number of local advertising accounts during the periods presented:

	Three Months Ended December 31,
	2015	2014	2013
	(in thousands)
Local Advertising Accounts	111	84	54

Non-GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with GAAP. However, we have also disclosed in this Annual Report adjusted EBITDA and non-GAAP net income, which are non-GAAP financial measures. We have included adjusted EBITDA and non-GAAP net income because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and non-GAAP net income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA and non-GAAP net income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, adjusted EBITDA and non-GAAP net income should not be viewed as substitutes for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

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

Because of these limitations, you should consider adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The tables below present reconciliations of adjusted EBITDA and non-GAAP net income to net income (loss), the most directly comparable GAAP financial measure in each case, for each of the periods indicated:

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; restructuring and integration costs; and our contribution to the Foundation in the quarter ended December 31, 2011. Adjusted EBITDA for the year ended December 31, 2015 was $69.1 million. The following is a reconciliation of adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA to GAAP Net Income (Loss):
Net income (loss)	$(32,900)	$36,473	$(10,068)	$(19,113)	$(16,668)
(Benefit) Provision for income taxes	11,962	(25,193)	838	122	102
Other (income) expense, net	(386)	(221)	407	226	395
Depreciation and amortization	29,604	17,590	11,455	7,223	4,238
Stock-based compensation	60,842	42,273	26,122	14,878	4,877
Restructuring and integration costs(1)	-	-	675	1,262	-
Contribution to Yelp Foundation	-	-	-	-	5,928
Adjusted EBITDA	$69,122	$70,922	$29,429	$4,598	$(1,128)

(1)	Restructuring and integration includes $0.6 million in stock-based compensation expense for the year ended December 31, 2013.

Non-GAAP Net Income

Non-GAAP net income is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: stock-based compensation expense; amortization of intangibles; the tax effect of stock-based compensation and amortization of intangibles; and the release of valuation allowance (net of tax). Non-GAAP net income for the year ended December 31, 2015 was $28.9 million. The following is a reconciliation of non-GAAP net income to net income (loss):

Year Ended December 31,
2015
(in thousands)
Reconciliation of Non-GAAP Net Income to GAAP Net Income (Loss):
Net income (loss)	$(32,900)
Stock-based compensation	60,842
Amortization of intangible assets	6,475
Tax effect of stock-based compensation and amortization of intangibles	(25,853)
Valuation allowance release (net of tax)	20,341
Non-GAAP net income	$28,905

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from those estimates.

We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, business combinations, income taxes and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on these and our other significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Results of Operations

The following tables set forth our results of operations for the periods indicated as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2015	2014	2013
	(as a percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product
Local	82%	85%	83%
Transactions	8%	1%	2%
Brand advertising	6%	9%	12%
Other services	4%	5%	3%
Total net revenue	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9%	6%	7%
Sales and marketing	55%	53%	57%
Product development	20%	17%	16%
General and administrative	15%	15%	18%
Depreciation and amortization	5%	5%	5%
Total costs and expenses	104%	97%	104%

Income (Loss) from operations	(4%)	3%	(4%)
Other income (expense), net	0%	0%	0%
Income (Loss) before income taxes	(4%)	3%	(4%)
Benefit (Provision) for income taxes	(2%)	7%	(0%)
Net income (loss)	(6%)	10%	(4%)

Years Ended December 31, 2015, 2014 and 2013

Net Revenue

We generate revenue from our local products, transactions, other services and, through the end of 2015, brand advertising.

Local. We generate local revenue from our local advertising programs, including enhanced listing pages and performance and impression-based advertising in search results and elsewhere on our website and mobile app. We also generate local revenue from our SeatMe reservation product, a monthly subscription service.

Transactions. We generate revenue from various transactions with consumers, including through Eat24, Platform transactions and the sale of Yelp Deals and Gift Certificates. Our Eat24 business generates revenue through arrangements with restaurants, in which restaurants pay a commission percentage fee on orders placed through Eat24’s platform. We record revenue associated with Eat24’s transactions on a net basis. Our Platform partnerships are revenue-sharing arrangements that provide consumers with the ability to complete food delivery transactions, order flowers and book spa and salon appointments, among others, through third parties directly on Yelp. We earn a fee on our Platform partnerships for acting as an agent for these transactions, which we record on a net basis and include in revenue upon completion of a transaction. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of a deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to consumers through their business listing pages. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate.

Prior to the three months ended June 30, 2015, we included revenue from transactions with other services revenue; however, we have presented transactions revenue for earlier periods separately in the tables and discussion below for purposes of comparison.

Brand Advertising. Through the end of 2015, we generated revenue from brand advertising through the sale of display advertisements and brand sponsorships to national brands. We phased out these products over the second half of 2015 to focus on our core strength of local advertising.

Other Services. We generate revenue through partner arrangements and monetization of remnant advertising inventory through third-party ad networks. Our partner arrangements include allowing third-party data providers to update business listing information on behalf of businesses and resale of our local advertising products by certain partners.

The following table provides a breakdown of our net revenue for the periods indicated.

				2014 to	2013 to
				2015%	2014%
	Year Ended December 31,			Change	Change
	2015	2014	2013
	(dollars in thousands)
Net revenue by product:
Local	$448,236	$319,137	$192,983	40%	65%
Transactions	43,854	5,247	3,879	736%	35%
Brand advertising	31,012	34,482	27,960	-10%	23%
Other services	26,609	18,670	8,166	43%	129%
Total net revenue	$549,711	$377,536	$232,988	46%	62%

Percentage of total net revenue by product:
Local	82%	85%	83%
Transactions	8%	1%	2%
Brand advertising	6%	9%	12%
Other services	4%	5%	3%
Total net revenue	100%	100%	100%

During 2015, 2014 and 2013, we focused on revenue growth related to our local advertiser customer base. Total net revenue increased $172.2 million, or 46%, in 2015 compared to 2014, and $144.5 million, or 62%, in 2014 compared to 2013.

Our local revenue increased $129.1 million, or 40%, in 2015 compared to 2014, and $126.2 million, or 65%, in 2014 compared to 2013. The increase in both years was primarily due to a significant increase in the number of customers purchasing local advertising products as we expanded our sales force to reach more businesses. This growth was driven primarily by purchases of cost-per-click advertising in 2015, and by purchases of cost-per-impression advertising products in 2014. Revenue from cost-per-click advertisers increased from 24% of local revenue in 2014 to 50% in 2015. In 2015, 63% of clicks were delivered on mobile compared to 54% in 2014.

Our transactions revenue increased $38.6 million, or 736%, in 2015 compared to 2014. The increase in 2015 was primarily the result of revenue from Eat24, which we acquired in February 2015.

Our brand revenue decreased $3.5 million, or 10%, in 2015 compared to 2014, and increased $6.5 million, or 23%, in 2014 compared to 2013. The decrease in 2015 was primarily due to a decrease in the number of brand advertisers and our phase out of our brand advertising products. The increase in 2014 was primarily due to an increase in the average spend per brand advertiser, driven largely by increased advertising impressions per brand advertiser. As of the beginning of 2016, we no longer offer brand advertising products.

Our other services revenue increased $7.9 million, or 43%, in 2015 compared to 2014, and $10.5 million, or 129%, in 2014 compared to 2013. The increases in both years were primarily due to increases in revenue from added partnership arrangements and sales of remnant advertising inventory.

Cost of Revenue

Our cost of revenue consists primarily of network costs, credit card processing fees and web hosting, as well as salaries, benefits and stock-based compensation expense for our infrastructure teams related to operating our website and mobile app. It also includes costs associated with video production and creative design for brand advertising.

				2014 to	2013 to
				2015%	2014%
	Year Ended December 31,			Change	Change
	2015	2014	2013
	(dollars in thousands)
Cost of revenue	$51,015	$24,382	$16,561	109%	47%
Percentage of net revenue	9%	6%	7%

Cost of revenue increased $26.6 million, or 109%, in 2015 compared to 2014, and $7.8 million, or 47%, in 2014 compared to 2013. The increases in 2015 and 2014 were primarily attributable to increases of $11.8 million and $4.3 million, respectively, in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. Set up costs, including video production, for active local business listing pages also increased by $0.3 million and $0.4 million in 2015 and 2014, respectively, due to increased demand by local businesses for video on their business listing pages. Expenses related to creative design for brand and local advertising customers also increased by $2.2 million and $0.7 million in 2015 and 2014, respectively, and we added personnel to support our website infrastructure resulting in increases of $0.3 million and $0.4 million in 2015 and 2014, respectively. In addition, merchant fees related to credit card transactions increased by $9.1 million and $2.0 million in 2015 and 2014, respectively. The increase in 2015 was primarily due to the acquisition of Eat24 in February 2015 combined with the growth in local revenue. Cost of revenue also increased by $2.9 million in 2015 compared to 2014 as a result of third-party food delivery related costs associated with Eat24.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries, benefits, travel expense and incentive compensation expense, including stock-based compensation expense, for our sales and marketing employees. In addition, sales and marketing expenses include business acquisition marketing, community management, branding and advertising costs, as well as allocated facilities, insurance, business taxes and other supporting overhead costs. Our focus to date has been on organic and viral growth driven by the community development efforts of our community management team, which is responsible for growing and fostering local communities, as well as coordinating events to raise awareness of our brand. As a result, we historically incurred minimal sales and marketing expenses to acquire organic traffic to our platform. However, we launched our first television advertising campaign in 2015, and plan to continue investing in various advertising channels in 2016.

We expect our community management costs to increase as we continue to expand our communities. We expect our sales and marketing expenses to increase as we develop our communities, increase the number of local advertising accounts and continue to build our brand. The majority of these expenses will be related to hiring sales employees and Community Managers, as well as costs incurred with various third party media outlets and other advertising channels. We expect sales and marketing expenses to increase and to be our largest expense for the foreseeable future.

				2014 to	2013 to
				2015%	2014%
	Year Ended December 31,			Change	Change
	2015	2014	2013
	(dollars in thousands)
Sales and marketing	$301,764	$201,050	$131,970	50%	52%
Percentage of net revenue	55%	53%	57%

Sales and marketing expenses increased $100.7 million, or 50%, in 2015 compared 2014, and $69.1 million, or 52%, in 2014 compared to 2013. The increases in 2015 and 2014 were primarily attributable to the additional salaries, benefits, travel and other related expenses resulting from increased headcount of $57.1 million and $42.9 million, respectively, including increases in stock-based compensation expense of $6.9 million and $5.0 million, respectively, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our advertising products and increased use of our free online business accounts. As a result of our increases in net revenue, our commission expenses increased $2.7 million and $5.2 million in 2015 and 2014, respectively. In addition, we experienced increases in facilities, insurance, business taxes and other related allocations of $17.1 million and $11.8 million in 2015 and 2014, respectively. As a result of new marketing campaigns, including those of Eat24 in 2015, domestic and international marketing and advertising costs increased by $23.8 million and $9.2 million in 2015 and 2014, respectively.

Product Development

Our product development expenses primarily consist of salaries (including employer payroll taxes), various benefits, travel expense and stock-based compensation expense for our engineers, product management and information technology personnel. Product development expenses also include outside services and consulting, allocated facilities, insurance, business taxes and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives and, as a result, we expect product development expenses to increase for the foreseeable future.

				2014 to	2013 to
				2015%	2014%
	Year Ended December 31,			Change	Change
	2015	2014	2013
	(dollars in thousands)
Product development	$107,786	$65,181	$38,243	65%	70%
Percentage of net revenue	20%	17%	16%

Product development expenses increased $42.6 million, or 65%, in 2015 compared to 2014, and $26.9 million, or 70%, in 2014 compared to 2013. These increases were primarily attributable to the additional salaries, benefits, travel and related expenses associated with headcount increases of $35.2 million and $24.9 million in 2015 and 2014, respectively, including increases in stock-based compensation expense of $9.5 million and $8.5 million, respectively. In addition, we experienced increases in facilities, insurance, business taxes and other related allocations of $5.8 million and $2.5 million in 2015 and 2014, respectively, as a result of the increases in headcount. In 2015, use of outside consultants increased by $1.6 million as we continued to invest in adding features and functionality to our website and mobile app. In 2014, use of outside consultants decreased by $0.5 million.

General and Administrative

Our general and administrative expenses primarily consist of salaries (including employer payroll taxes), various benefits, travel expense and stock-based compensation expense for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include outside consulting, legal and accounting services, as well as facilities, insurance, business taxes and other supporting overhead costs not allocated to other departments. We expect our general and administrative expenses to increase for the foreseeable future as we continue to expand our business.

				2014 to	2013 to
				2015%	2014%
	Year Ended December 31,			Change	Change
	2015	2014	2013
	(dollars in thousands)
General and administrative	$80,866	$58,274	$42,907	39%	36%
Percentage of net revenue	15%	15%	18%

General and administrative expenses increased $22.6 million, or 39%, in 2015 compared to 2014, and $15.4 million, or 36%, in 2014 compared to 2013. These increases were primarily attributable to the additional salaries resulting from increased headcount of $11.7 million and $8.3 million in 2015 and 2014, respectively, including increases in stock-based compensation expense of $2.6 million and $2.3 million, respectively. Additionally, we invested in our systems and support for the growth of the business through the use of outside consultants, which contributed to the increases by $4.7 million and $2.4 million in 2015 and 2014, respectively. We also experienced increases in facilities, insurance, business taxes and other related allocations of $2.3 million and $1.6 million in 2015 and 2014, respectively, and increases in bad debt expense of $3.9 million and $3.1 million, respectively.

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

				2014 to	2013 to
				2015%	2014%
	Year Ended December 31,			Change	Change
	2015	2014	2013
	(dollars in thousands)
Depreciation and amortization	$29,604	$17,590	$11,455	68%	54%
Percentage of net revenue	5%	5%	5%

Depreciation and amortization expenses increased $12.0 million, or 68%, in 2015 compared to 2014, and $6.1 million, or 54%, in 2014 compared to 2013. These increases were primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization expenses related to our fixed assets and capitalized website and software development costs increased $8.0 million and $5.9 million in 2015 and 2014, respectively. In addition, amortization related to our intangibles increased by $4.0 million and $0.2 million in 2015 and 2014, respectively, with the increase in 2015 primarily due to the intangibles acquired in the Eat24 acquisition.

Restructuring and Integration

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Restructuring and integration	$—	$—	$675

In 2015 and 2014, we incurred zero restructuring and integration costs compared to $0.7 million in 2013.

In 2013, following the acquisition of Qype GmbH in October 2012, we announced our plan to reduce the size of the Qype workforce. This action was taken in order to reduce our cost structure, enhance operating efficiencies and strengthen our business to achieve long-term profitable growth. We incurred restructuring charges of $0.7 million in 2013 as a result of this plan. The restructuring was completed during 2013.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, gains and losses on the disposal of assets and foreign exchange gains and losses.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net interest income	$622	$375	$62
Transaction losses on foreign exchange	(687)	(121)	(251)
Other non-operating income (loss), net	451	(33)	(218)
Total other income (expense), net	$386	$221	$(407)

In 2015, other income (expense), net increased by $0.2 million, driven by an increase in interest income related to marketable securities. This was offset by increased foreign exchange losses, due to unfavorable foreign exchange rate movements during 2015. The increase in other non-operating income is primarily due to the release of cash in escrow relating to our acquisition of Qype.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Benefit (Provision) for income taxes	$(11,962)	$25,193	$(838)

In 2015, we recognized tax expense of $12.0 million that primarily consisted of U.S. federal, state and local income tax benefits on a year-to-date pre-tax loss, as well as discrete benefits related to disqualifying dispositions of incentive stock options and shares purchased under our 2012 Employee Stock Purchase Plan, or ESPP, offset by the recording of a valuation allowance on certain U.S. federal, state and local deferred tax assets. Income tax expense increased $37.2 million in 2015 compared to 2014 primarily due to the valuation allowance recorded in 2015 against certain deferred tax assets and release of valuation allowance in 2014. Income tax expense decreased $26.0 million in 2014 compared to 2013 primarily due to the release of the valuation allowance previously recorded against certain deferred tax assets.

Quarterly Results of Operations and Other Data

The following tables set forth our unaudited quarterly consolidated statements of operations data and our consolidated statements of operations data as a percentage of net revenue for each of the eight quarters in the period ended December 31, 2015. We also present other financial and operational data and a reconciliation of net income (loss) to adjusted EBITDA. We have prepared this quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report. In the opinion of management, the quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(dollars in thousands, except per share data)
Consolidated Statements of
Operations Data:
Net revenue by product
Local	125,852	115,932	107,882	98,570	93,125	85,132	75,685	65,195
Transactions	13,971	11,973	11,304	6,606	1,417	1,338	1,228	1,264
Brand advertising	7,104	8,978	8,303	6,627	8,653	9,318	9,055	7,455
Other services	6,804	6,676	6,424	6,705	6,692	6,667	2,819	2,493
Total net revenue	153,731	143,559	133,913	118,508	109,887	102,455	88,787	76,407

Costs and expenses:
Cost of revenue (exclusive of depreciation
and amortization shown separately below)(1)	15,000	14,259	13,057	8,699	7,286	6,174	5,845	5,077
Sales and marketing(1)	87,535	82,949	68,014	63,266	53,580	54,551	47,798	45,121
Product development(1)	28,970	28,511	26,345	23,960	19,076	17,397	14,726	13,982
General and administrative(1)	20,659	20,990	19,280	19,937	16,662	15,185	13,257	13,170
Depreciation and amortization	7,980	7,562	7,167	6,895	5,291	4,604	4,034	3,661
Total costs and expenses	160,144	154,271	133,863	122,757	101,895	97,911	85,660	81,011

Income (Loss) from operations	(6,413)	(10,712)	50	(4,249)	7,992	4,544	3,127	(4,604)
Other income (expense), net	40	(545)	329	562	38	200	(15)	(2)

Income (Loss) before income taxes	(6,373)	(11,257)	379	(3,687)	8,030	4,744	3,112	(4,606)
Benefit (Provision) for income taxes	(15,856)	3,175	(1,684)	2,403	24,698	(1,107)	(369)	1,971
Net income (loss) attributable to
common stockholders (Class A and B)	(22,229)	(8,082)	(1,305)	(1,284)	32,728	3,637	2,743	(2,635)

Net income (loss) per share attributable
to common stockholders (Class A and B):
Basic	(0.29)	(0.11)	(0.02)	(0.02)	0.45	0.05	0.04	(0.04)
Diluted	(0.29)	(0.11)	(0.02)	(0.02)	0.42	0.05	0.04	(0.04)

Weighted-average shares used to compute net income (loss)
per share attributable to common stockholders (Class A and B):
Basic	75,372	75,019	74,631	73,684	72,645	72,195	71,714	71,171
Diluted	75,372	75,019	74,631	73,684	77,211	77,296	77,056	71,171

(1) Includes non-cash stock-based compensation expense as follows:

Stock-based compensation
Cost of revenue	336	435	222	124	207	253	119	150
Sales and marketing	5,803	5,568	5,654	4,937	4,038	3,911	3,737	3,397
Product development	6,314	5,947	6,065	5,105	4,508	3,807	3,447	3,042
General and administrative	3,519	3,733	3,575	3,505	3,063	2,947	2,780	2,867
Total stock-based compensation	15,972	15,683	15,516	13,671	11,816	10,918	10,083	9,456

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue by product
Local	82%	81%	81%	83%	85%	83%	85%	85%
Transactions	9%	8%	8%	5%	1%	1%	1%	2%
Brand advertising	5%	6%	6%	6%	8%	9%	10%	10%
Other services	4%	5%	5%	6%	6%	7%	4%	3%
Total net revenue	100%	100%	100%	100%	100%	100%	100%	100%

Costs and expenses:

Cost of revenue (exclusive of depreciation and	10%	10%	10%	7%	7%	6%	7%	7%
amortization shown separately below)
Sales and marketing	57%	58%	51%	53%	49%	53%	54%	59%
Product development	19%	20%	20%	20%	17%	17%	17%	18%
General and administrative	13%	15%	14%	17%	15%	15%	15%	17%
Depreciation and amortization	5%	5%	5%	6%	5%	4%	5%	5%
Total costs and expenses	104%	108%	100%	104%	93%	96%	96%	106%

Income (Loss) from operations	(4%)	(8%)	0%	(4%)	7%	4%	4%	(6%)
Other income (expense), net	0%	(0%)	0%	0%	0%	0%	(0%)	(0%)
Income (Loss) before income taxes	(4%)	(8%)	0%	(3%)	7%	5%	4%	(6%)
Benefit (Provision) for income taxes	(10%)	2%	(1%)	2%	22%	(1%)	(0%)	3%
Net income (loss)	(14%)	(6%)	(1%)	(1%)	30%	4%	3%	(3%)

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(dollars in thousands, except per share data)
Other Financial and Operational Data(1) :
Reviews	95,210	89,635	83,102	77,346	71,232	66,592	61,342	56,905
Desktop Unique Visitors	74,607	78,901	79,175	79,543	77,628	80,468	81,884	82,211
Mobile Web Unique Visitors	65,860	69,117	64,715	62,923	57,770	58,949	55,877	50,249
Unique App Devices	20,006	20,121	18,097	16,039	14,541	14,491	12,009	10,941
Claimed Local Business Locations	2,648	2,503	2,349	2,193	2,029	1,886	1,751	1,623
Local Advertising Accounts	111	104	97	90	84	77	69	63
Adjusted EBITDA	17,539	12,533	22,733	16,317	25,099	20,066	17,244	8,513

(1)	For information on how we define these operational and other metrics, see “—Key Metrics.”
The following table presents a reconciliation of adjusted EBITDA to net income (loss).

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(dollars in thousands, except per share data)
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	(22,229)	(8,082)	(1,305)	(1,284)	32,728	3,637	2,743	(2,635)
(Benefit) Provisions for income taxes	15,856	(3,175)	1,684	(2,403)	(24,698)	1,107	369	(1,971)
Other (income) expense, net	(40)	545	(329)	(562)	(38)	(200)	15	2
Depreciation and amortization	7,980	7,562	7,167	6,895	5,291	4,604	4,034	3,661
Stock-based compensation	15,972	15,683	15,516	13,671	11,816	10,918	10,083	9,456
Adjusted EBITDA	17,539	12,533	22,733	16,317	25,099	20,066	17,244	8,513

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $171.6 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of December 31, 2015 was $5.1 million. We did not have any outstanding bank loans or credit facilities in place as of December 31, 2015. Our investment portfolio is comprised of highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under our ESPP.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	(31,127)	$(29,054)	$(16,243)
Depreciation and amortization	29,604	17,590	11,455
Cash provided by operating activities	57,362	57,932	21,432
Cash used in investing activities	(158,682)	(228,674)	(18,827)
Cash provided by financing activities	26,442	29,549	291,720

Operating Activities. We generated $57.4 million of cash in operating activities in the year ended December 31, 2015, primarily resulting from our net loss of $32.9 million, which included non-cash depreciation and amortization expenses of $29.6 million, non-cash stock-based compensation expense of $60.8 million, non-cash provision for doubtful accounts of $16.8 million and a $20.3 million expense related to a valuation allowance recorded against certain domestic and foreign deferred tax assets. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $25.3 million due to an increase in billings for local advertising plans, as well as the timing of payments from these customers;
●

increase in accounts payable, accrued expenses and other liabilities of $15.9 million related to the growth in our business, increase in Eat24 restaurant payable, accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors; and

●	increase in prepaids and other assets of $22.7 million relating to an increase in prepayments (primarily for marketing and business licenses) and deferred tax benefits.

We generated $57.9 million of cash in operating activities in the year ended December 31, 2014, primarily resulting from our net income of $36.5 million, which included non-cash depreciation and amortization expenses of $17.6 million, non-cash stock-based compensation expense of $42.3 million, non-cash provision for doubtful accounts of $7.2 million and a $28.2 million increase related to our release of valuation allowance previously recorded against certain domestic and foreign deferred tax assets. In addition, significant changes in our operating assets and liabilities resulted from the following:

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

We generated $21.4 million of cash from operating activities in the year ended December 31, 2013, primarily resulting from our net loss of $10.1 million, offset by non-cash stock-based compensation expense of $26.7 million, non-cash depreciation and amortization expense of $11.5 million, an increase in excess tax benefit from the exercise of stock-based award activity of $0.4 million, which is reclassified as a financing activity, and non-cash provision for doubtful accounts of $3.3 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

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

Investing Activities. Our primary investing activities in the year ended December 31, 2015 consisted of an acquisition, purchases of marketable securities, purchases of property and equipment to support the ongoing build out of our leasehold improvements for our new facilities in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property and equipment, leaseholds and the development of software in 2016.

We used $158.7 million of cash in investing activities during the year ended December 31, 2015. Cash used in investing activities primarily related to the $73.4 million cash portion of the purchase price of Eat24, purchases of marketable securities of $246.2 million, an increase in expenditures related to website and internally developed software of $11.7 million, purchases of intangible data licenses of $0.6 million and purchases of property, equipment, software and leasehold improvements of $31.1 million to support the growth in our business. Cash used in investing was offset by $202.9 million of maturities of investment securities held-to-maturity and the release of restrictions on cash of $1.4 million.

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

Financing Activities. During the year ended December 31, 2015, we generated $26.4 million in financing activities, primarily due to net proceeds of $12.3 million from the issuance of common stock upon the exercise of stock options, $8.9 million in net proceeds from the sale of stock under our ESPP and $6.6 million in excess tax benefits from stock-based award activity.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2015, 2014 or 2013.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2016 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of December 31, 2015, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties. As of December 31, 2015, the following table summarizes our future minimum payments under non-cancelable operating leases for equipment and office facilities:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$336,578	$34,542	$127,735	$81,571	$92,730
Leasehold improvement obligations	$4,767	$4,767	$—	$—	$—

The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of December 31, 2015, our total liability for uncertain tax positions was $0.6 million of the total unrecognized benefit of $5.0 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.

We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of December 31, 2015, our future minimum rental receipts to be received under non-cancelable subleases was $10.2 million.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of December 31, 2015 would not have a material impact on our cash and cash equivalents portfolio.

Our marketable securities are comprised of fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. As we have both the ability and intent to hold these securities to maturity, such fluctuations would have no impact on our results of operations.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally in the British pound sterling and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains (losses), net related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the British pound sterling, either alone or in combination with a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the Euro, would not have a material impact on our results of operations. In the event our foreign sales and expenses increase as a proportion of our overall sales and expenses, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, though we may in the future. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Eat24, which we acquired on February 9, 2015. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our evaluation in the year of acquisition. Eat24 accounted for less than one percent of the total assets and less than eight percent of total revenues of the Company’s consolidated financial statements as of and for the year ended December 31, 2015. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our management reviewed the results of this evaluation with the audit committee of our board of directors.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yelp Inc.
San Francisco, California

We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Eat24, which was acquired in February 2015 and whose financial statements constitute less than 1% of the total assets and about 7% of total revenue of the consolidated financial statement amounts as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Eat24. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 24, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 24, 2016

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in the definitive proxy statement for our 2016 Annual Meeting of Stockholders, or the 2016 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement.

We have adopted a written code of business conduct and ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of business conduct and ethics is available on our corporate website at www.yelp-ir.com under the section entitled “Corporate Governance.” If we make any substantive amendments to our code of business conduct and ethics or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our code of business conduct and ethics, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2016 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2016 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

	1.	Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on the pages indicated:

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets	F-2

		Consolidated Statements of Operations	F-3

		Consolidated Statements of Comprehensive Income (Loss)	F-4

		Consolidated Statements of Stockholders’ Equity	F-5

		Consolidated Statements of Cash Flows	F-7

		Notes to Consolidated Financial Statements	F-8

	2.	Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits. A list of exhibits filed with this report or incorporated herein by reference is found in the Exhibit Index immediately following the signature page of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2016

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

Signature	Title	Date
/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 24, 2016
JEREMY STOPPELMAN	(Principal Executive Officer)

/s/ Geoff Donaker	Chief Operating Officer and Director	February 24, 2016
GEOFF DONAKER

/s/ Rob Krolik	Chief Financial Officer	February 24, 2016
ROB KROLIK	(Principal Financial and Accounting Officer)

/s/ Diane Irvine	Chairperson	February 24, 2016
DIANE IRVINE

/s/ Fred Anderson	Director	February 24, 2016
FRED ANDERSON

/s/ Peter Fenton	Director	February 24, 2016
PETER FENTON

/s/ Robert Gibbs	Director	February 24, 2016
ROBERT GIBBS

/s/ Jeremy Levine	Director	February 24, 2016
JEREMY LEVINE

/s/ Mariam Naficy	Director	February 24, 2016
MARIAM NAFICY

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated October 23, 2012, by and among Yelp Inc., Yelp Ireland Ltd., Qype GmbH and the shareholders of Qype GmbH.	8-K	001-35444	99.1	10/24/2012
2.2	Agreement and Plan of Merger, dated July 18, 2013, by and among Yelp Inc., Ranger Merger Corp., Ranger Merger LLC, SeatMe, Inc. and Alexander Kvamme, as Stockholders’ Agent.	8-K	001-35444	99.1	7/24/2013
2.3	Agreement and Plan of Merger, dated February 9, 2015, by and among Yelp Inc., Eat24Hours.com, Inc., Kale Acquisition Corp., Quinoa Acquisition LLC, the Stockholders of Eat24Hours.com, Inc. and Nadav Sharon, as Stockholders’ Agent.	8-K	001-35444	99.1	2/10/2015
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012
3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012
4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012
10.1*	Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.2	11/17/2011
10.2*	Forms of Option Agreement and Option Grant Notice under Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.3	11/17/2011
10.3*	2011 Equity Incentive Plan.	S-1	333-178030	10.4	2/3/2012
10.4*	Forms of Option Agreement and Option Grant Notice under 2011 Equity Incentive Plan.	S-1	333-178030	10.5	2/3/2012
10.5*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.6*	Offer Letter, by and between Yelp Inc. and Jeremy Stoppelman, dated February 3, 2012.	S-1/A	333-178030	10.15	2/3/2012
10.7*	Amended and Restated Offer letter, by and between Yelp Inc. and Geoff Donaker, dated February 3, 2012.	S-1/A	333-178030	10.7	2/3/2012
10.8*	Amended and Restated Offer Letter, by and between Yelp Inc. and Rob Krolik, dated February 3, 2012.	S-1/A	333-178030	10.8	2/3/2012
10.9*	Amended and Restated Offer Letter, by and between Yelp Inc. and Jed Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.10*	Amended and Restated Offer Letter, by and between Yelp Inc. and Laurence Wilson, dated February 3, 2012.	S-1/A	333-178030	10.10	2/3/2012
10.11	Galleria Corporate Center Lease between Yelp Inc. and JEMB Scottsdale LLC, dated January 20, 2010; First Amendment to Lease, dated January 4, 2011; Second Amendment to Lease, dated August 8, 2011.	S-1/A	333-178030	10.13	2/3/2012

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.12	License Agreement between Harrison 160, LLC, as Licensor, and MRL Ventures Inc., as Licensee, dated as of April 6, 2004; Addendums through November 10, 2011.	S-1/A	333-178030	10.14	2/3/2012
10.13*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.1	6/11/2013
10.14*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.15*	2012 Employee Stock Purchase Plan.	S-1/A	333-178030	10.18	2/3/2012
10.16*	Executive Severance Benefit Plan.	S-1/A	333-178030	10.19	2/3/2012
10.17	Office Lease, dated May 9, 2012, by and between Yelp Inc. and Stockbridge 138 New Montgomery LLC.	8-K	001-35444	10.1	5/10/2012
10.18*	Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		1/14/2015
10.19*	Letter Agreement, dated May 22, 2014, by and between Joseph Nachman and Yelp Inc.	8-K	001-35444	99.1	5/28/2014
10.21	Lease, dated July 31, 2014, by and between Yelp Inc. and 11 Madison Avenue LLC.	8-K	001-35444	10.1	8/6/2014
21.1	Subsidiaries of Yelp Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS#	XBRL Instance Document.					X
101.SCH#	XBRL Taxonomy Extension Schema Document.					X
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yelp Inc.
San Francisco, California

We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), consolidated statement of stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yelp Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 24, 2016

Yelp Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$171,613	$247,312
Short-term marketable securities	199,214	118,498
Accounts receivable (net of allowance for doubtful accounts of $3,208 and $1,627
at December 31, 2015 and December 31, 2014, respectively)	52,755	35,593
Prepaid expenses and other current assets	19,700	19,355
Total current assets	443,282	420,758

Long-term marketable securities	—	38,612
Property, equipment and software, net	80,467	62,761
Goodwill	172,197	67,307
Intangibles, net	39,294	5,786
Restricted cash	16,486	17,943
Other assets	3,701	16,483
Total assets	$755,427	$629,650

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,388	$1,398
Accrued liabilities	43,458	29,581
Deferred revenue	2,931	2,994
Total current liabilities	49,777	33,973
Long-term liabilities	12,030	7,527
Total liabilities	61,807	41,500
Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.000001 par value — 500,000,000 shares authorized;
75,982,802 and 72,920,582 shares issued and outstanding at
December 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	774,022	627,742
Accumulated other comprehensive loss	(13,519)	(5,609)
Accumulated deficit	(66,883)	(33,983)

Total stockholders’ equity	693,620	588,150

Total liabilities and stockholders’ equity	$755,427	$629,650

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenue	$549,711	$377,536	$232,988
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization	51,015	24,382	16,561
shown separately below)
Sales and marketing	301,764	201,050	131,970
Product development	107,786	65,181	38,243
General and administrative	80,866	58,274	42,907
Depreciation and amortization	29,604	17,590	11,455
Restructuring and integration	—	—	675
Total costs and expenses	571,035	366,477	241,811

Income (Loss) from operations	(21,324)	11,059	(8,823)
Other income (expense), net	386	221	(407)
Income (Loss) before income taxes	(20,938)	11,280	(9,230)
Benefit (Provision) for income taxes	(11,962)	25,193	(838)
Net income (loss) attributable to common stockholders (Class A and B)	$(32,900)	$36,473	$(10,068)

Net income (loss) per share attributable to common stockholders (Class A and B)
Basic	$(0.44)	$0.51	$(0.15)
Diluted	$(0.44)	$0.48	$(0.15)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (Class A and B)
Basic	74,683	71,936	65,665
Diluted	74,683	76,712	65,665

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(32,900)	$36,473	$(10,068)

Other comprehensive income (loss):
Foreign currency translation adjustments	$(7,910)	$(8,795)	$2,381
Other comprehensive income (loss)	$(7,910)	$(8,795)	$2,381

Comprehensive income (loss)	$(40,810)	$27,678	$(7,687)

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2014 AND 2015
(In thousands, except shares)

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-In	Income	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance—December 31, 2012	63,505,269	—	225,245	805	(60,388)	165,662

Issuance of common stock upon
exercises of employee stock
options	2,648,121	—	13,554	—	—	13,554
Issuance of common stock upon
release of restricted stock units (RSUs)	98,033	—	—	—	—	—
Issuance of common stock for
employee stock purchase plan	81,900	—	1,960	—	—	1,960
Stock-based compensation	—	—	27,170	—	—	27,170
Issuance of common stock in
connection with follow-on public
offering, net of offering costs	4,312,500	—	276,527	—	—	276,527
Repurchase of common stock from
employees	(15,850)	—	(674)	—	—	(674)
Issuance of common stock
in connection with acquisition of
SeatMe, Inc.	244,520	—	9,666	—	—	9,666
Tax benefit from share-based
award activity	—	—	305	—	—	305
Foreign currency translation
adjustment	—	—	—	2,381	—	2,381
Net loss	—	—	—	—	(10,068)	(10,068)

Balance—December 31, 2013	70,874,493	—	553,753	3,186	(70,456)	486,483

Issuance of common stock upon
exercises of employee stock
options	1,679,654	—	20,164	—	—	20,164
Issuance of common stock upon
release of RSUs	90,656	—	—	—	—	—
Issuance of common stock for
employee stock purchase plan	279,538	—	8,869	—	—	8,869
Stock-based compensation	—	—	44,520	—	—	44,520
Repurchase of common stock from
employees	(18,628)	—	(1,318)	—	—	(1,318)
Issuance of common stock
in connection with acquisition of
SeatMe, Inc.	14,869	—	—	—	—	—
Tax benefit from share-based
award activity	—	—	1,754	—	—	1,754
Foreign currency translation
adjustment	—	—	—	(8,795)	—	(8,795)
Net income	—	—	—	—	36,473	36,473

				Accumulated
				Other		Total
			Additional	Comprehensive		Stockholders'
	Common Stock		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance—December 31, 2014	72,920,582	—	627,742	(5,609)	(33,983)	588,150

Issuance of common stock upon
exercises of employee stock
options	935,143	—	12,255	—	—	12,255
Issuance of common stock upon
release of RSUs	422,981	—	—	—	—	—
Issuance of common stock for
employee stock purchase plan	312,697	—	8,911	—	—	8,911
Stock-based compensation			63,887	—	—	63,887
Repurchase of common stock from
employees	(12,022)	—	(482)	—	—	(482)
Issuance of common stock
in connection with acquisition of
SeatMe, Inc	577	—	—	—	—	—
Issuance of common stock
in connection with acquisition of
Eat24Hours.com, Inc.	1,402,844	—	59,158	—	—	59,158
Excess tax benefit from share-based
award activity	—	—	2,551	—	—	2,551
Foreign currency translation
adjustment	—	—	—	(7,910)	—	(7,910)
Net loss	—	—	—	—	(32,900)	(32,900)

Balance—December 31, 2015	75,982,802	—	774,022	(13,519)	(66,883)	693,620

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(32,900)	$36,473	$(10,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,604	17,590	11,455
Provision for doubtful accounts and sales returns	16,788	7,238	3,304
Stock-based compensation	60,842	42,273	26,677
Recording (release) of valuation allowance	20,341	(28,197)	—
Loss on disposal of assets and website development costs	213	4	159
Premium amortization, net, on securities held-to-maturity	1,190	349	—
Excess tax benefit from share-based award activity	(6,583)	(1,834)	(353)
Realized (gain) on investments	(4)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(25,279)	(21,291)	(12,843)
Prepaid expenses and other assets	(22,703)	(4,011)	(1,572)
Accounts payable, accrued expenses and other liabilities	15,894	8,927	4,971
Deferred revenue	(41)	411	(298)
Net cash provided by operating activities	57,362	57,932	21,432

INVESTING ACTIVITIES:
Acquisition, net of cash received	(73,422)	(14,340)	(2,057)
Purchases of property, equipment, and software	(31,127)	(29,054)	(16,243)
Capitalized website and software development costs	(11,734)	(11,349)	(4,856)
Change in restricted cash	1,404	(14,764)	3,176
Purchases of intangibles	(647)	(1,724)	—
Proceeds from sale of property and equipment	134	14	—
Goodwill measurement period adjustment	—	—	1,153
Purchases of marketable securities	(246,160)	(210,459)	—
Maturities of marketable securities	202,870	53,002	—
Net cash used in investing activities	(158,682)	(228,674)	(18,827)

FINANCING ACTIVITIES:
Issuance of common stock upon exercise of employee stock options	12,255	—	—
Proceeds from follow-on offering, net of offering costs	—	—	276,527
Proceeds from issuance of common stock from share-based awards	—	20,164	13,554
Proceeds from issuance of common stock for Employee Stock Purchase Plan	8,911	8,869	1,960
Repurchase of common stock	(482)	(1,318)	(674)
Excess tax benefit from share-based award activity	6,583	1,834	353
Contingent consideration payment	(825)	—	—
Net cash provided by financing activities	26,442	29,549	291,720

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(821)	(1,259)	315
CHANGE IN CASH AND CASH EQUIVALENTS	(75,699)	(142,452)	294,640
CASH AND CASH EQUIVALENTS—Beginning of period	247,312	389,764	95,124
CASH AND CASH EQUIVALENTS—End of period	171,613	$247,312	$389,764

SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$352	$1,972	$291

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$2,233	$6,374	$2,685
Capitalized website and software development costs recorded in accounts payable and accruals	$—	$169	$17
Contingent consideration related to acquisitions	$—	$835	$—
Goodwill measurement period adjustment for working capital	$(255)	$—	$(1,153)
Issuance of Common Stock in Connection with Acquisition	$59,158	$—	$9,666
See notes to consolidated financial statements.

Yelp Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

The Company consists of Yelp Inc. and 18 wholly-owned entities. Yelp UK Ltd was incorporated on December 1, 2008, Darwin Social Marketing Inc. (formerly Yelp Canada Inc.) was incorporated on February 24, 2009, Yelp Ireland Limited was incorporated on May 31, 2010, Yelp Deutschland GmbH was incorporated on June 7, 2010, Yelp Ireland Holding Company Limited was incorporated on June 16, 2010, Yelp France SAS was incorporated on July 8, 2010, Yelp Italia S.r.l. was incorporated on June 27, 2011, Yelp Australia Pty. Ltd was incorporated on August 9, 2011, Yelp Spain, S.L. was incorporated on May 4, 2012, Yelp Singapore PTE Ltd was incorporated on June 15, 2012, Yelp Brazil Serviços de Marketing Ltda. was incorporated on May 29, 2013, Yelp Japan, G.K. was incorporated on September 20, 2013 and Darwin Sweden AB was incorporated on September 4, 2014. Qype GmbH, Qype Ltd., Qype SARL and Qype SL (collectively, “Qype”) were acquired on October 23, 2012. Eat24, LLC (the successor to Eat24Hours.com, Inc.) (“Eat24”) was acquired on February 9, 2015 (see Note 5). The financial results of these subsidiaries are included within the consolidated financial statements of the Company presented herein.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Certain Significant Risks and Uncertainties—The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company’s management believes that changes in any of the following areas could have a significant negative impact on the Company in terms of its future financial position, results of operations or cash flows: rates of revenue growth; traffic to the Company’s websites and mobile applications and the number of reviews and advertisers they attract; reliance on search engines and the placement and prominence in results rankings; the quality and reliability of reviews; scaling and adaptation of existing technology and network infrastructure; management of the Company’s growth; expansion of international communities; protection of the Company’s brand, reputation and intellectual property; industry competition; qualified employees and key personnel; intellectual property infringement and other claims; and changes in government regulation affecting the Company’s business, among other things.

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

Foreign Currency Translation—The consolidated financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. Translation adjustments are recorded within accumulated other comprehensive loss, a separate component of stockholders’ equity.

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

Marketable Securities—The Company determines the classification of its marketable securities at the time of purchase and re-evaluates these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for other-than-temporary impairment. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, and is included in interest income. Held-to-maturity securities with less than one year to maturity are included in short-term marketable securities. All other held-to-maturity securities are classified as long-term securities.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure of each investment.

Credit risk with respect to accounts receivable is dispersed due to the Company’s large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. When new information becomes available to indicate that the estimate provided as the allowance was incorrect, an adjustment, which is considered a change in the estimate, is made. The fair value of accounts receivable approximates their carrying value.

As of December 31, 2015, 2014 and 2013, there were no customers that accounted for more than 10% of total accounts receivable.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Allowance for doubtful accounts:
Balance, beginning of period	$1,627	$810	$384
Add: bad debt expense	10,271	6,369	3,210
Less: write-offs, net of recoveries	(8,690)	(5,552)	(2,784)
Balance, end of period	$3,208	$1,627	$810

Property, Equipment and Software—Property, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are approximately three to five years. Leasehold improvements are amortized over the shorter of the lease term or 10 years.

Website and Internal-Use Software Development Costs—Costs related to website and internal-use software are primarily related to the Company’s website, including support systems. The Company capitalizes its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades.

The Company capitalized $14.7 million, $13.9 million and $5.4 million in website and internal-use software costs during the years ended December 31, 2015, 2014 and 2013, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to website and internal-use software was $8.4 million, $4.6 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company wrote off $0.1 million, an immaterial amount and $0.1 million of website and internal-use software costs in the years ended December 31, 2015, 2014 and 2013, respectively. The retirements were related to obsolete projects no longer supported by the Company. The loss on disposition of the projects has been included in depreciation and amortization expense in the Company’s consolidated statements of operations.

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

Goodwill—Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is reviewed at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of its single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). If the Company determines that it is more likely than not that its fair value is less than the carrying amount, or opts not to perform a qualitative assessment, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. No impairment charges have been recorded to date.

Intangible Assets—Intangible assets include acquired intangible assets identified through business combinations, which are carried at fair value less accumulated amortization, and purchased intangible assets, which are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the assets, generally two years to 12 years. The Company reviews amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. No impairment charges have been recorded to date.

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

Revenue Recognition—The Company generates revenue from its local products, transactions, other services and, through the end of 2015, brand advertising. The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, service has been provided to the customer, collection of the fees is reasonably assured and the amount of fees to be paid by the customer are fixed or determinable. Payments received in advance of services being rendered are recorded as deferred revenue and recognized over the requisite service period.

Local. The Company generates local revenue primarily through the display of advertising products on its website and mobile app. These arrangements are evidenced by either written or electronic acceptance of an agreement that stipulates the types of advertising to be delivered, the timing and pricing. Performance-based advertising placements are priced on a cost-per-click basis through an auction, while impression-based ads are delivered pursuant to fixed monthly fee advertising plans. The Company recognizes revenue from the delivery of performance-based ads in the period of delivery and from the delivery of impression-based ads ratably over the service period, in each case net of customer discounts.

Transactions. The Company generates transactions revenue from Eat24, revenue-sharing partner arrangements and the sale of vouchers through the Company’s “Yelp Deals” and “Gift Certificates.” The Company’s Eat24 business generates revenue through arrangements with restaurants, in which restaurants pay a commission percentage fee on orders placed through Eat24’s platform. The Company records revenue associated with Eat24’s transactions on a net basis. Revenue-sharing partner arrangements provide consumers with the ability to complete food delivery and other transactions through third parties directly on Yelp. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on the Company’s website and mobile app. The Company earns a fee on Yelp Deals for acting as an agent in these transactions, which are recorded on a net basis and included in revenue upon sale of the deal. The Company records a sales allowance for potential Yelp Deals refunds based on the Company’s estimate of future refunds. Gift Certificates allow merchants to sell full-priced gift certificates directly to consumers through their business listing pages. The Company earns a fee based on the amount of the Gift Certificate sold, which it records on a net basis and includes in revenue upon a consumer’s purchase of the Gift Certificate.

Other Services. Other services revenue consists of partner arrangements and the monetization of remnant advertising inventory through third-party ad networks. The Company’s partner arrangements include fixed-fee reseller agreements that allow partners to sell Yelp Branded Profiles to their clients and transaction-based arrangements allowing third-party data providers to update business listing information on behalf of businesses.

Brand Advertising. Through the end of 2015, the Company generated brand advertising revenue through the sale of graphic and text display advertisements on its website. The Company recognizes revenue from the sale of impression-based advertisements on its online network in the period in which the advertisements (“impressions”) are delivered, net of customer discounts. The Company also generated brand revenue from fixed-price brand sponsorships that are recognized ratably over the service period. The arrangements are evidenced by insertion orders or contracts that stipulate the types of advertising to be delivered and the pricing.

Multiple Element Arrangements. The Company enters into arrangements with its customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.

The Company allocates arrangement consideration in multiple-deliverable arrangements at the inception of the arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”) if available; (2) third-party evidence (“TPE”) if VSOE is not available; and (3) best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

VSOE—The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the standalone selling prices for these services fall within a reasonably narrow price range; however, the Company has not historically sold a large volume of transactions on a standalone basis. As a result, the Company has not been able to establish VSOE for any of its advertising products.

TPE—When VSOE cannot be established for deliverables in multiple element arrangements, the Company applies judgment with respect to whether it can establish a selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor services’ selling prices are on a standalone basis. As a result, the Company has not been able to establish selling price based on TPE.

BESP—When it is unable to establish selling price using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the service were sold on a standalone basis. BESP is generally used to allocate the selling price to deliverables in the Company’s multiple element arrangements. The Company determines BESP for deliverables by considering multiple factors including, but not limited to, prices it charges for similar offerings, market conditions, competitive landscape and pricing practices. The Company limits the amount of allocable arrangement consideration to amounts that are fixed or determinable and that are not contingent on future performance or future deliverables. The Company will regularly review BESP. Changes in assumptions or judgments or changes to elements in the arrangement could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

The Company recognizes the relative fair value of the media placements or ad services as they are delivered assuming all other revenue recognition criteria are met.

Cost of Revenue—The Company’s cost of revenue primarily consists of credit card processing fees, web hosting, Internet service costs and salaries, benefits and stock-based compensation expense for its infrastructure teams related to operating the Company’s website and mobile app, food delivery related costs as well as creative design for brand advertising and video production expenses.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units and issuances under its 2012 Employee Stock Purchase Plan (“ESPP”) to be measured based on the grant-date fair value of the awards.

Stock-based compensation expense is recorded net of estimated forfeitures in the Company’s consolidated statements of income and, accordingly, is recorded for only those stock-based awards that the Company expects to vest. The Company estimates the forfeiture rate based on historical forfeitures of equity awards and adjusts the rate to reflect changes in facts and circumstances, if any. The Company will revise its estimated forfeiture rate if actual forfeitures differ from its initial estimates.

Advertising Expenses—Advertising expenses are expensed as incurred. Total advertising expenses incurred were $30.9 million, $8.1 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

In November 2015, FASB issued Accounting Standards Update No. 2015-17 (Topic 740), “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 on a prospective basis in the fourth quarter of fiscal 2015.

Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the Internal Revenue Service (“IRS”). Employer contributions under this plan were $2.9 million, $1.9 million and zero for the years ended December 31, 2015, 2014 and 2013, respectively.

Recent Accounting Pronouncements Not Yet Effective—In May 2014, FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method nor has it determined the impact of the new standard on its consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 31, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that its adoption will have a material impact on its consolidated financial statements.

In April 2015, FASB issued Accounting Standards Update No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for customer’s accounting for service contracts. The standard will be effective for the first interim period within annual reporting periods beginning after December 31, 2015. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

In June 2015, FASB issued Accounting Standards Update No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). ASU 2015-10 amends a wide range of Accounting Standards Codification topics to make clarifying changes, correct unintended application of guidance and make minor changes that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. The Company does not anticipate that the adoption of ASU 2015-10 will have a material impact on its consolidated financial statements and related disclosures.

In September 2015, FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, separate presentation on the face of the income statement or disclosure in the notes is required regarding the portion of the adjustment recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is to be applied prospectively for measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2015, and early adoption is permitted. Because it is prospective, the impact of ASU 2015-16 on the Company’s financial condition and earnings will depend upon the nature of any measurement period adjustments identified in future periods.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s investments in money market accounts are recorded as cash equivalents at fair value in the consolidated financial statements. All other financial instruments are classified as held-to-maturity investments and, accordingly, are recorded at amortized cost; however, the Company is required to determine the fair value of these investments on a recurring basis to identify any potential impairment. The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:

Level 1—Observable inputs, such as quoted prices in active markets,

Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly, or

Level 3—Unobservable inputs in which there are little or no market data, which require the Company to develop its own assumptions.

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

During the year ended December 31, 2014, the Company classified the contingent consideration liability related to the acquisition of Restaurant Kritik within Level 3, because it was estimated using a discounted cash flow technique with significant inputs that were not observable in the market. The significant inputs not observable in the market in the Level 3 measurement included the Company’s probability assessments of completion, appropriately discounted considering the uncertainties associated with the obligation, and were calculated in accordance with the terms of the asset purchase agreement. During the year ended December 31, 2015, the Company settled the associated liability after the completion of the associated milestones. Refer to Note 5 regarding the effects of the acquisition on the Company’s consolidated financial statements.

The following table represents the Company’s financial instruments measured at fair value as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$86,660	$—	$—	$86,660	$208,593	$—	$—	$208,593
Agency bonds	—	4,999	—	4,999	—	—	—	—
Marketable Securities:
U.S. government bonds	—	—	—	—	5,005	—	—	5,005
Commercial paper	—	36,981	—	36,981	—	31,965	—	31,965
Corporate bonds	—	18,024	—	18,024	—	29,486	—	29,486
Agency bonds	—	132,102	—	132,102	—	90,575	—	90,575
Agency discount notes	—	11,986	—	11,986	—	—	—	—

Total cash equivalents and marketable securities	$86,660	$204,092	$—	$290,752	$213,598	$152,026	$—	$365,624

Current liabilities:
Contingent consideration liability	$—	$—	$—	$—	$—	$—	$835	$835

4. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within two years, as of December 31, 2015 and 2014 were as follows (in thousands):

	As of December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$36,981	$—	$—	$36,981
Corporate bonds	18,027	2	(5)	18,024
Agency bonds	132,224	—	(122)	132,102
Agency discount notes	11,982	4	—	11,986

Total marketable securities	$199,214	$6	$(127)	$199,093

	As of December 31, 2014
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$31,964	$—	$—	$31,964
Corporate bonds	24,397	1	(31)	24,367
Agency bonds	57,130	1	(26)	57,105
U.S. government bonds	5,007	—	(2)	5,005
	$118,498	$2	$(59)	$118,441

Long-term marketable securities:
Corporate bonds	$5,120	$—	$(1)	$5,119
Agency bonds	33,492	—	(22)	33,470
	$38,612	$—	$(23)	38,589

Total marketable securities	$157,111	$2	$(82)	157,031

The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2015, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	10,021	(5)	—	—	10,021	(5)
Agency bonds	127,102	(122)	—	—	127,102	(122)
Total	$137,123	$(127)	$—	$—	$137,123	$(127)

	As of December 31, 2014
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$24,439	$(32)	$—	$—	$24,439	$(32)
Agency bonds	79,564	(48)	—	—	79,564	(48)
U.S. government bonds	5,005	(2)	—	—	5,005	(2)
Total	$109,008	$(82)	$—	$—	$109,008	$(82)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three months and year ended December 31, 2015, the Company did not recognize any other-than-temporary impairment loss.

5. ACQUISITIONS

2015 Acquisition

On February 9, 2015, the Company acquired Eat24Hours.com, Inc. In connection with the acquisition, all of the outstanding capital stock of Eat24 was converted into the right to receive an aggregate of approximately $75.0 million in cash, less certain transaction expenses, and 1,402,844 shares of Yelp Class A common stock with an aggregate fair value of approximately $59.2 million, as determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. Of the total consideration paid in connection with the acquisition, $16.5 million in cash and 308,626 shares were initially held in escrow to secure indemnification obligations. The key purpose underlying the acquisition was to obtain an online food ordering solution to drive daily engagement in the Company’s key restaurant vertical.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of Eat24’s operations included in the Company’s consolidated financial statements from February 9, 2015. The Company’s allocation of the purchase price is preliminary as the amounts related to contingent consideration, identifiable assets, the effects of income taxes resulting from the transaction and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded retroactively to the acquisition date. The purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

February 9, 2015
Fair value of purchase consideration:
Cash:
Distributed to Eat24 stockholders	$56,624
Held in escrow account	16,500
Payable on behalf of Eat24 stockholders	1,876
Total cash	75,000
Class A common stock:
Distributed to Eat24 stockholders	46,143
Held in escrow account	13,015
Total purchase consideration	$134,158

Fair value of net assets acquired:
Cash and cash equivalents	$1,578
Intangibles	39,600
Goodwill	110,927
Other assets	6,031
Total assets acquired	158,136
Deferred tax liability	(15,207)
Other liabilities	(8,771)
Total liabilities assumed	(23,978)
Net assets acquired	$134,158

Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Restaurant relationships	$17,400	12.0 years
Developed technology	$7,400	5.0 years
User relationships	$12,000	7.0 years
Trade name	$2,800	4.0 years
Weighted average		8.6 years

The intangible assets are being amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from the Company’s opportunity to drive daily engagement in its restaurant vertical and potentially expand Eat24’s offering to the approximately 1.0 million U.S. restaurants listed on the Company’s platform. None of the goodwill is deductible for tax purposes.

The Company recorded $0.2 million acquisition-related costs for the year ended December 31, 2015, which were included in the general and administrative expense in the accompanying consolidated statements of operations.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Eat24, as though the companies had been combined as of January 1, 2014, and includes the accounting effects resulting from the acquisition, including transaction, integration costs, amortization charges from acquired intangible assets and changes in depreciation due to differing asset values and depreciation lives. The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2014 (in thousands, except per share data):

	Pro Forma
	Twelve Months Ended December 31
	2015	2014
Revenue	$552,959	402,037
Net income (loss)	$(34,016)	33,790
Basic net income (loss) per share attributable to common stockholders	$(0.46)	0.46
Diluted net income (loss) per share attributable to common stockholders	$(0.46)	0.43

The consolidated statements of operations for the year ended December 31, 2015 include $39.2 million of revenue attributable to Eat24.

2014 Acquisitions

In October 2014, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., acquired all of the outstanding equity interests in Cityvox SAS. Also in October 2014, the Company, through its wholly-owned subsidiaries Yelp Ireland Ltd. and Qype GmbH, acquired the assets comprising the business conducted under the name Restaurant Kritik from Kabukiman Ltd. The aggregate purchase price of these businesses was $15.3 million, net of $0.1 million cash acquired; the purchase price did not include stock in either transaction. Each of these acquisitions has been accounted for as a business combination in accordance with ASC 805, under the acquisition method. Accordingly, the aggregate purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates, and is subject to adjustment based on the purchase price adjustment provisions contained in the acquisition agreements. The results of operations of the acquired companies have been included in the Company’s consolidated financial statements from the respective acquisition dates. Net revenues, earnings since the acquisition and pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate. During the quarter ended December 31, 2014, the Company recorded acquisition-related transaction costs of $0.6 million, which were included in general and administrative expense.

Under the Restaurant Kritik asset purchase agreement, the Company agreed to pay an additional €0.8 million ($0.9 million at the acquisition date) in consideration if the migration of Restaurant Kritik’s content to Yelp was completed within one year of the acquisition date. The estimated fair value of the contingent consideration was approximately $0.8 million as of the acquisition date and the Company paid $0.8 million in the three months ended December 31, 2015 in satisfaction of this liability.

The following table presents the aggregate purchase price allocations of these individually immaterial acquisitions recorded in the Company’s consolidated balance sheets of their acquisition dates (in thousands):

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

For the year ended December 31, 2013, the Company recorded acquisition-related transaction costs of approximately $0.2 million, which were included in general and administrative expense in the accompanying consolidated statement of operations. Net revenues, earnings since the acquisition and pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,
	2015	2014
Cash and cash equivalents
Cash	$79,954	$38,719
Money market funds	91,659	208,593
Total cash and cash equivalents	$171,613	$247,312

The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of December 31, 2015 and 2014, the Company had letters of credit totaling $16.5 million and $17.9 million, respectively, related to such leases.

7. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,	December 31,
	2015	2014
Computer equipment	$26,004	$19,111
Software	1,213	802
Capitalized website and internal-use software development costs	42,320	27,602
Furniture and fixtures	10,771	6,621
Leasehold improvements	47,552	36,991
Telecommunication	2,970	2,610
Total	130,830	93,737
Less accumulated depreciation	(50,363)	(30,976)
Property, equipment and software, net	$80,467	$62,761

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was approximately $23.0 million, $14.3 million and $7.9 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

The Company performed its annual goodwill impairment analysis during the three months ended September 30, 2015 and concluded that goodwill was not impaired, as the value of each reporting unit exceeded its carrying value.

Goodwill as of December 31, 2015 and 2014 and changes in the carrying amount of goodwill during the years ended December 31, 2015 and 2014 were as follows (in thousands):

Balance as of December 31, 2013	$59,690
Goodwill acquired	13,995
Effect of currency translation	(6,378)
Balance as of December 31, 2014	67,307
Goodwill measurement period adjustment	(255)
Goodwill acquired	110,927
Effect of currency translation	(5,782)
Balance as of December 31, 2015	$172,197

Under the terms of the share purchase agreement by and among the Company, Yelp Ireland Ltd., Qype and its shareholders, the Qype purchase price was subject to a post-closing adjustment based on Qype’s net working capital as of the acquisition date. On April 15, 2013, Yelp and the former Qype shareholders agreed to an adjustment of the purchase price in favor of Yelp in the amount of €0.9 million (approximately $1.2 million as of April 15, 2013) based on Qype’s net working capital as of the acquisition date. As this agreement occurred during the measurement period of the acquisition, as defined by ASC 805, the impact of this adjustment was recorded as an increase to cash and a decrease to goodwill. The related funds were released to the Company from the escrow fund during the year ended December 31, 2013.

Intangible assets at December 31, 2015 and 2014 consist of the following (in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2015:
Content	$3,922	$(2,066)	$1,856	2.7 years
Advertiser relationships	1,708	(1,708)	—	0.0 years
Developed technology	9,295	(2,441)	6,854	4.1 years
Trade name and other	3,350	(1,139)	2,211	3.1 years
Domains and data licenses	2,625	(835)	1,790	3.9 years
Restaurant and user relationships	29,400	(2,817)	26,583	9.1 years
Total	$50,300	$(11,006)	$39,294

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2014:
Content	$4,299	$(1,393)	$2,906	3.6 years
Advertiser relationships	1,853	(1,853)	—	0.0 years
Developed technology	1,963	(861)	1,102	4.2 years
Trade name and other	596	(469)	127	1.4 years
Domains and data licenses	1,977	(326)	1,651	4.5 years
Total	$10,688	$(4,902)	$5,786

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was approximately $6.5 million, $2.4 million and $2.3 million, respectively.

As of December 31, 2015, the estimated future amortization of purchased intangible assets for (i) each of the succeeding four years and (ii) the succeeding fifth year and thereafter were as follows (in thousands):

Year Ending December 31,	Amount
2016	$6,851
2017	6,708
2018	6,244
2019	5,358
2020 and thereafter	14,133
Total amortization	$39,294

9. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2015 and 2014 consist of the following (in thousands):

	December 31,	December 31,
	2015	2014
Restaurant payable	$12,654	$—
Accrued vacation	4,662	3,972
Accrued commissions	4,546	4,198
Accrued hosting	975	1,478
Accrued marketing	2,144	304
Accrued income, withholding and business taxes	1,513	1,354
Fixed asset purchase commitments	1,318	6,329
Accrued payroll tax	1,938	1,251
Merchant revenue share liability	1,212	1,218
Accrued employee related expenses	1,420	1,209
Accrued employee stock purchase plan liability	817	907
Accrued facilities and deferred rent	4,925	3,615
Other accrued expenses	5,334	3,746
Total	$43,458	$29,581

10. OTHER INCOME (EXPENSE), NET

Other income (expense), net for the years ended December 31, 2015, 2014 and 2013 consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net interest income	$622	$375	$62
Transaction losses on foreign exchange	(687)	(121)	(251)
Other non-operating income (loss), net	451	(33)	(218)
Other income (expense), net	$386	$221	$(407)

11. COMMITMENTS AND CONTINGENCIES

Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2016 to 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $30.9 million, $14.6 million and $8.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company’s minimum payments under noncancelable operating leases for equipment and office space having initial terms in excess of one year were as follows as of December 31, 2015 (in thousands):

Operating
Year Ending December 31,	Leases
2016	34,542
2017	41,064
2018	43,311
2019	43,360
2020	44,427
Thereafter	129,874
Total minimum lease payments	336,578

The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rentals were $1.4 million, zero and zero in the years ended December 31, 2015, 2014 and 2013, respectively.

Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits allege violations of the Securities Exchange Act of 1934, as amended, by the Company and certain of its officers for allegedly making materially false and misleading statements regarding the Company’s business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On November 24, 2015, the court dismissed the first amended complaint with prejudice, and entered judgment in the Company’s favor on December 28, 2015. The plaintiffs have appealed this decision to the U.S. Court of Appeals for the Ninth Circuit.

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants the Company and Eat24. The lawsuit asserts that the defendants failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, the Company reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $550,000. Once finalized, the settlement will be subject to court approval.

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, the Company reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $200,000. Once finalized, the settlement will be subject to court approval.

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

While the outcome of claims cannot be predicted with certainty, the Company does not believe that the outcome of any claims under the indemnification arrangements will have a material effect on the Company’s financial position, results of operations or cash flows.

Payroll Tax Audit—In June 2015, the IRS began a payroll tax audit of the Company for 2014 and 2013. The Company has assessed the estimated range of such loss and as of December 31, 2015, a liability of $0.3 million has been recorded. The Company expects the audits and any related assessments to be finalized by December 31, 2016.

12. STOCKHOLDERS’ EQUITY

The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	December 31, 2015		December 31, 2014
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	66,535,156	200,000,000	63,062,071
Class B common stock, $0.000001 par value	100,000,000	9,447,646	100,000,000	9,858,511
Common stock, $0.000001 par value	200,000,000	—	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

Common Stock Reserved for Future Issuance

As of December 31, 2015, the Company had reserved shares of Class A and Class B common stock for future issuances in connection with the following:

Options outstanding	8,206,356
Restricted stock units and awards outstanding	4,094,832
Available for future stock option and restricted stock units and awards grants	2,662,911
Available for future ESPP offerings	1,645,970
Total reserved for future issuance	16,610,069

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

Stock Options

Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; or (c) ratably on a monthly basis. Options granted are generally exercisable for up to 10 years.

A summary of stock option activity for the year ended December 31, 2015 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Outstanding - December 31, 2014	9,037,935	$19.64	7.26	$324,160
Granted	466,000	45.40
Exercised	(933,113)	13.13
Canceled	(364,466)	40.09
Outstanding - December 31, 2015	8,206,356	$20.93	6.44	$92,454
Options vested and expected to vest as of December 31, 2015	8,021,326	$20.55	6.40	$91,837
Options vested and exercisable as of December 31, 2015	5,774,527	$16.34	5.95	$81,881

Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $26.2 million, $108.7 million and $90.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The weighted-average grant date fair value of options granted was $22.48, $41.84 and $16.75 per share for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, total unrecognized compensation costs, adjusted for estimated forfeitures, related to unvested stock options was approximately $32.3 million, which is expected to be recognized over a weighted-average time period of 1.61 years.

The following table summarizes information about outstanding and vested stock options as of December 31, 2015:

	Options Outstanding			Exercisable
		Weighted-
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Life	Exercise	Number of	Exercise
Exercise Price Range	Outstanding	(Years)	Price	Options	Price
$1.00 - $6.92	124,874	3.62	4.02	120,707	3.98
$7.16	2,609,673	5.01	7.16	2,609,673	7.16
$8.16 - $18.85	930,028	6.19	14.52	735,580	13.49
$18.91 - $21.13	261,667	8.08	20.47	125,972	20.28
$21.18	1,798,455	7.10	21.18	1,023,955	21.18
$21.24 - $26.03	923,060	6.95	25.05	534,648	24.86
$26.89 - $45.50	870,090	7.61	34.36	389,630	32.90
$47.79 - $78.18	672,941	8.24	61.20	227,164	62.70
$82.42	1,875	8.66	82.42	625	82.42
$94.42	13,693	7.84	94.42	6,573	94.42
Total	8,206,356	6.44	20.93	5,774,527	16.34

RSUs and RSAs

The cost of RSUs and RSAs is determined using the fair value of the Company’s common stock on the date of grant. RSUs and RSAs generally vest over a four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; or (c) ratably on a quarterly basis.

A summary of RSU and RSA activity for the year ended December 31, 2015 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-		Weighted-
		Average		Average
		Grant		Grant
	Number of	Date Fair	Number	Date Fair
	Shares	Value	of Shares	Value
Unvested--December 31, 2014	1,131,849	$64.96	30,970	9.48
Granted	3,940,821	35.60	—	—
Released	(423,917)	53.64	(29,408)	9.38
Canceled	(555,549)	53.32	(1,250)	11.40
Unvested--December 31, 2015	4,093,204	$39.45	312	11.68

As of December 31, 2015, the Company had approximately $136.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to RSUs and RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3.32 years.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period that began prior to December 1, 2014, employees were able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. At the end of each offering period that began December 1, 2014 or later, employees are able to purchase shares at 85% of the fair market value of the Company’s Class A common stock on the last day of the offering period. There were 312,697 shares purchased by employees under the ESPP at a weighted-average purchase price of $28.50 per share during the year ended December 31, 2015. The Company recognized $4.3 million of stock-based compensation expense related to the ESPP during the year ended December 31, 2015.

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

The Company uses the straight-line method for expense attribution. For the years ended December 31, 2015, 2014 and 2013, the weighted-average assumptions are as follows:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	—	—	—
Annual risk-free rate	1.78%	2.07%	1.25%
Expected volatility	49.27%	57.56%	60.83%
Expected term (years)	6.11	6.17	6.17

The following table presents the weighted-average assumptions used to estimate the fair value of the ESPP for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Dividend Yield	—	—	—
Annual risk-free rate	0.22%	0.18%	0.19%
Expected volatility	45.32%	47.14%	56.30%
Expected term (years)	0.86	1.09	1.25

The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of Revenue	$1,117	$729	$421
Sales and marketing	21,962	15,083	10,131
Product development	23,431	14,804	6,270
General and administrative	14,332	11,657	9,300
Restructuring and integration	—	—	555
Total stock-based compensation in income (loss) before
income taxes	$60,842	$42,273	$26,677
Benefit from income taxes	(402)	(15,064)	—
Total stock-based compensation effects in income (loss)	$60,440	27,209	26,677

During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $3.0 million, $2.3 million and $0.5 million, respectively, of stock-based compensation expense as website development costs.

13. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities. Shares of Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions, and in connection with certain other conversion events.

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. The Company’s potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent, unvested shares subject to RSAs and purchases related to the ESPP. The dilutive effect of these potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of Class B common stock.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share
attributable to common stockholders:
Numerator:
Net income (loss)	(28,694)	(4,206)	31,178	5,295	(6,291)	(3,777)
Accretion of redeemable
convertible preferred stock	—	—	—	—	—	—
Allocation of undistributed earnings	(28,694)	(4,206)	31,178	5,295	(6,291)	(3,777)
Denominator:
Weighted-average shares
outstanding	65,135	9,548	61,492	10,444	41,033	24,632
Basic net income (loss) per share
attributable to common stockholders:	(0.44)	(0.44)	$0.51	$0.51	$(0.15)	$(0.15)
Diluted net income (loss) per share
attributable to common stockholders:
Numerator:
Allocation of undistributed earnings
for basic calculations	(28,694)	(4,206)	$31,178	$5,295	$(6,291)	$(3,777)
Reallocation of undistributed
earnings as a result of conversion
from Class B to Class A shares	(4,206)	—	5,295	—	—	—
Reallocation of undistributed
earnings to Class B shares	—	—	—	911	—	—
Allocation of undistributed
earnings	(32,900)	(4,206)	$36,473	$6,206	$(6,291)	$(3,777)
Denominator:
Number of shares used in basic
calculation	65,135	9,548	61,492	10,444	41,033	24,632
Weighted-average effect of dilutive
securities
Conversion of Class B to Class A
common shares outstanding	9,548	—	10,444	—	—	—
Stock options	—	—	4,377	2,584	—	—
Other dilutive securities	—	—	399	25	—	—
Number of shares used in
diluted calculation	74,683	9,548	76,712	13,053	41,033	24,632
Diluted net income (loss) per share
attributable to common stockholders:	(0.44)	(0.44)	$0.48	$0.48	$(0.15)	$(0.15)

The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	8,206	71	11,101
Restricted stock units and awards	4,095	—	517
Contingently issuable shares	309	—	—

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

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	2015	2014	2013
United States	$(18,604)	$13,083	$(6,184)
Foreign	(2,334)	(1,803)	(3,046)
Total	$(20,938)	$11,280	$(9,230)

The income tax provision is composed of the following (in thousands):

	2015	2014	2013
Current:
Federal	$(10)	$—	$—
State	370	704	145
Foreign	1,010	1,322	1,189
	$1,370	2,026	1,334
Deferred:
Federal	$3,505	$(14,806)	$—
State	6,245	(7,613)	—
Foreign	842	(4,800)	(496)
	10,592	(27,219)	(496)
Total (benefit) provision for income taxes	$11,962	$(25,193)	$838

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	2015	2014	2013
Tax benefit at federal statutory rate	35.00%	35.00%	34.00%
State-net of federal effect	5.32	3.63	4.71
Foreign rate differential	(10.03)	(2.17)	(33.11)
Stock-based compensation	(3.60)	12.76	(1.21)
Acquisition costs	(0.38)	—	(0.51)
Meals and entertainment	(2.63)	3.75	(3.74)
Tax credits	14.30	(23.37)	39.77
Change in valuation allowance	(96.18)	(248.14)	(45.02)
Change in tax rate	(0.73)	(4.72)	—
Benefit for tax only asset	4.99	—	—
Other	(3.15)	(0.08)	(3.95)
Effective tax rate	(57.09)%	(223.34)%	(9.06)%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The effective tax rate in 2015 reflects a $20.3 million expense associated with establishing a valuation allowance against certain domestic deferred tax assets. At the end of 2015, the Company could not assert at the required more-likely-than-not level of certainty, that its domestic operations would generate sufficient taxable income to realize all of its deferred tax assets after considering the relative impact of all evidence, positive and negative. In making its evaluation, the Company considered recent domestic cumulative losses as a significant piece of negative evidence. As a result, the Company established a valuation allowance against its deferred tax assets in the year ended December 31, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	2015	2014
Deferred tax assets:
Reserves and others	$8,656	$6,584
Stock-based compensation	26,236	17,933
Contribution carryforward	1,782	1,889
Net operating loss carryforward	7,048	10,611
Tax credit carryforward	8,985	4,957
Gross deferred tax assets	52,707	41,974
Valuation allowance	(20,542)	(4,159)
Total deferred tax assets	32,165	37,815
Deferred tax liabilities:
Depreciation and amortization	(28,896)	(10,738)
Total deferred tax liabilities	(28,896)	(10,738)
Net deferred tax assets	3,269	$27,077

At December 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $171.0 million and $140.6 million, respectively, expiring beginning in 2024 and 2016, respectively. The Company also had trading losses in Ireland of $8.9 million at December 31, 2015. The Ireland trading losses may be carried forward indefinitely against Ireland profits. The Company had losses of $8.1 million and $1.4 million in Germany and France, respectively, which may be carried forward indefinitely against profits in the respective jurisdictions as a result of the acquisition of Qype. At December 31, 2015, the Company had federal research credit carryforwards of approximately $3.0 million that expire beginning in 2024, and California research credit carryforwards of approximately $4.1 million that do not expire. At December 31, 2015, the Company also had $5.1 million of California Enterprise Zone credit, expiring beginning in 2024.

Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company does not expect any previous ownership changes, as defined under Section 382 and 383 of the Internal Revenue Code, to result in a limitation that will reduce the total amount of net operating loss carryforwards and credits that can be utilized. Further, Qype loss carryforwards may be subject to limitations under the applicable laws of the taxing jurisdictions due to ownership change limitations.

As a result of certain realization requirements of the accounting guidance for stock-based compensation expense, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets at December 31, 2015 and 2014 that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Approximately $164.1 million of federal net operating losses, $125.7 million of state net operating losses, $1.8 million of Ireland net operating losses, $1.3 million of federal research and development tax credits and $0.1 million of state Enterprise Zone credits are related to tax stock option deductions in excess of book deductions. The Company uses the accounting guidance for income taxes for purposes of determining when excess tax benefits have been realized. This amount will be credited to stockholders’ equity when it is realized on the tax return.

It is the intention of the Company to reinvest the earnings from Darwin Social Marketing Inc., Yelp UK Ltd. and Yelp Ireland Holding Company Limited and its subsidiaries. The Company does not provide for U.S. income taxes of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of December 31, 2015, the Company estimates $2.2 million of cumulative earnings upon which U.S. income taxes have not been provided. The income tax liability would be insignificant if these earnings were to be repatriated.

As of December 31, 2015, 2014 and 2013, the Company had $5.0 million, $3.3 million and $1.8 million, respectively, of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	2015	2014	2013
Balance at the beginning of the year	$3,276	$1,774	$611
Increase based on tax positions related to the prior year	(31)	69	3
Increase based on tax positions related to the current year	1,804	1,433	1,160
Balance at the end of the year	$5,049	$3,276	$1,774

As of December 31, 2015, the Company had $4.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During each of the years ended December 31, 2015, 2014 and 2013, the Company had an immaterial amount related to the accrual of interest and penalties.

In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years 2004 through 2015 remain open to examination. In the Company’s most significant foreign jurisdictions — Ireland, United Kingdom and Germany — the open tax years range from 2010 to 2015. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes that it is reasonably possible that its unrecognized tax benefits could be reduced by up to $0.2 million over the 12 months following December 31, 2015.

15. RELATED PARTY TRANSACTIONS

The Company does not have any significant related party transactions.

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

The table below presents the Company’s revenue by product line for the periods presented (in thousands). During the three months ended June 30, 2015, the Company began tracking revenue for the transactions product line, which consists of Eat24, Platform transactions and the sale of Yelp Deals and Gift Certificates. The Company has presented transactions revenue separately in the tables and discussion for prior periods for purposes of comparison.

	Year Ended December 31,
	2015	2014	2013
Net revenue by product:
Local	$448,236	$319,137	$192,983
Transactions	43,854	5,247	3,879
Brand advertising	31,012	34,482	27,960
Other services	26,609	18,670	8,166
Total net revenue	$549,711	$377,536	$232,988

For the years ended December 31, 2015, 2014 and 2013, revenue generated internationally was 2.2%, 2.9% and 4.6% of net revenue, respectively. Revenue by geography is based on the billing address of the customer. No individual customer accounted for 10% or more of consolidated net revenue in any such period.

The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	December 31,
	2015	2014	2013
United States	$78,675	$73,344	$29,186
All Other Countries	5,493	5,900	1,786
Total long-lived assets	$84,168	$79,244	$30,972