Form 10-Q
period 2016-03-31
YELP INC
filed 2016-05-06
CIK 1345016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

As of May 2, 2016, there were 68,024,374 shares of registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 8,451,646 shares of registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

YELP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31,	2
	2016 and 2015.
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended	3
	March 31, 2016 and 2015.
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March	4
	31, 2016 and 2015.
	Notes to Condensed Consolidated Financial Statements.	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	30
Item 4.	Controls and Procedures.	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	32
Item 1A.	Risk Factors.	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	51
Item 3.	Defaults Upon Senior Securities.	51
Item 4.	Mine Safety Disclosures.	51
Item 5.	Other Information.	51
Item 6.	Exhibits.	51

SIGNATURES		52
________________________________________

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “Yelp,” the “Company,” “we,” “us” and “our” refer to Yelp Inc. and, where appropriate, its subsidiaries.

Unless the context otherwise indicates, where we refer in this Quarterly Report to our “mobile application” or “mobile app,” we refer to all of our applications for mobile-enabled devices; references to our “mobile platform” refer to both our mobile app and the versions of our website that are optimized for mobile-based browsers. Similarly, references to our “website” refer to versions of our website dedicated to both desktop- and mobile-based browsers, as well as the U.S. and international versions of our website.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our metrics that are calculated based on data from third parties — the number of desktop and mobile website unique visitors — are subject to similar limitations. Our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. In addition, because these traffic metrics are tracked based on unique cookie identifiers, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. As a result, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our website.

Our measures of traffic and other key metrics may also differ from estimates published by third parties (other than those whose data we use to calculate such metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$183,505	$171,613
Short-term marketable securities	191,952	199,214
Accounts receivable (net of allowance for doubtful accounts of $3,495 and $3,208
at March 31, 2016 and December 31, 2015, respectively)	54,774	52,755
Prepaid expenses and other current assets	17,109	19,700
Total current assets	447,340	443,282

Long-term marketable securities	8,272	-
Property, equipment and software, net	84,776	80,467
Goodwill	173,733	172,197
Intangibles, net	37,590	39,294
Restricted cash	17,306	16,486
Other assets	3,950	3,701
Total assets	$772,967	$755,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,200	$3,388
Accrued liabilities	52,764	43,458
Deferred revenue	2,977	2,931
Total current liabilities	58,941	49,777
Long-term liabilities	13,332	12,030
Total liabilities	72,273	61,807
Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.000001 par value — 500,000,000 shares authorized;
76,424,750 and 75,982,802 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	793,468	774,022
Accumulated other comprehensive loss	(11,777)	(13,519)
Accumulated deficit	(80,997)	(66,883)

Total stockholders’ equity	700,694	693,620

Total liabilities and stockholders’ equity	$772,967	$755,427

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net revenue	$158,613	$118,508
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization	15,078	8,699
shown separately below)
Sales and marketing	95,628	63,266
Product development	32,222	23,960
General and administrative	21,769	19,937
Depreciation and amortization	8,189	6,895
Total costs and expenses	172,886	122,757

Loss from operations	(14,273)	(4,249)
Other income, net	258	562

Loss before income taxes	(14,015)	(3,687)
Benefit (Provision) for income taxes	(1,437)	2,403

Net loss attributable to common stockholders (Class A and B)	$(15,452)	$(1,284)

Net loss per share attributable to common stockholders
(Class A and B)
Basic	$(0.20)	$(0.02)
Diluted	$(0.20)	$(0.02)

Weighted-average shares used to compute net loss per share
attributable to common stockholders (Class A and B)
Basic	75,884	73,684
Diluted	75,884	73,684

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(15,452)	$(1,284)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,742	(7,864)
Other comprehensive income (loss)	1,742	(7,864)
Comprehensive loss	$(13,710)	$(9,148)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(15,452)	$(1,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,189	6,895
Provision for doubtful accounts and sales returns	5,091	3,434
Stock-based compensation	19,110	13,671
Loss on disposal of assets and website development costs	104	52
Premium amortization, net, on securities held-to-maturity	376	(117)
Excess tax benefit from share-based award activity	-	(815)
Changes in operating assets and liabilities:
Accounts receivable	(5,235)	(2,850)
Prepaid expenses and other assets	2,884	(6,045)
Accounts payable, accrued expenses and other liabilties	8,769	12,011
Deferred revenue	43	683
Net cash provided by operating activities	23,879	25,635
INVESTING ACTIVITIES:
Acquisition, net of cash received	-	(71,546)
Purchases of property, equipment and software	(7,645)	(10,881)
Capitalized website and software development costs	(3,125)	(3,196)
Changes in restricted cash	(820)	(5)
Purchases of intangible assets	-	(314)
Proceeds from sale of property and equipment	-	97
Purchases of marketable securities	(92,101)	(36,120)
Maturities of marketable securities	90,500	18,250
Net cash used in investing activities	(13,191)	(103,715)
FINANCING ACTIVITIES:
Issuance of common stock upon exercise of employee stock options	1,045	3,398
Excess tax benefit from share-based award activity	-	815
Repurchase of common stock	-	(168)
Net cash provided by financing activities	1,045	4,045
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	159	(648)
CHANGE IN CASH AND CASH EQUIVALENTS	11,892	(74,683)
CASH AND CASH EQUIVALENTS—Beginning of period	171,613	247,312
CASH AND CASH EQUIVALENTS—End of period	$183,505	$172,629
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$516	$422
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment recorded in accounts payable and accruals	$1,727	$3,544
Capitalized website and software development costs recorded in accounts payable and accruals	$-	$15
Goodwill measurement period adjustment	$146	$51
Acquisition consideration included in accruals	$-	$1,876
Issuance of common stock in connection with acquisition	$-	$59,158

See notes to condensed consolidated financial statements.

YELP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS FOR PRESENTATION

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2016 (the “Annual Report”). The unaudited condensed consolidated balance sheet as of December 31, 2015 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as follows:

During the three months ended March 31, 2016, the Company adopted Accounting Standards Update 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”) on a modified retrospective basis. ASU 2016-09 permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation: to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures as they occur. Upon early adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative-effect adjustment to retained earnings of $1.1 million (which reduced the accumulated deficit) as of January 1, 2016.

ASU 2016-09 also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. Approximately $164.1 million of federal net operating losses, $125.7 million of state net operating losses, $1.8 million of Ireland net operating losses, $1.3 million of federal research and development tax credits and $0.1 million of state Enterprise Zone credits (none of which were included in the deferred tax assets recognized in the statement of financial position as of December 31, 2015) have been attributed to tax deduction for stock-based compensation in excess of the related book expense. Under ASU 2016-09, these previously unrecognized deferred tax assets will be recognized on a modified retrospective basis as of the start of the year in which the ASU 2016-09 is adopted (since the Company is adopting the standard early, its modified retrospective entry is as of January 1, 2016). The U.S. federal and state net operating losses and credits (as described above) that were recognized as of January 1, 2016 have been offset by a valuation allowance. As a result, only the Ireland net operating losses result in a cumulative-effect adjustment to retained earnings of $0.2 million (which reduced the accumulated deficit) as of March 31, 2016.

Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The Company is now required to present excess tax benefits as an operating activity (in the same manner as other cash flows related to income taxes) on the statement of cash flows rather than as a financing activity, and the Company adopted this change prospectively.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normally recurring nature necessary for the fair presentation of the interim periods presented.

Significant Accounting Policies

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units and issuances under its 2012 Employee Stock Purchase Plan (“ESPP”) to be measured based on the grant date fair value of the awards.

Prior to January 1, 2016, stock-based compensation expense was recorded net of estimated forfeitures in the Company’s consolidated statements of income (loss) and, accordingly, was recorded for only those stock-based awards that the Company expected to vest. The Company estimated the forfeiture rate based on historical forfeitures of equity awards and adjusted the rate to reflect changes in facts and circumstances, if any. The Company revised its estimated forfeiture rate if actual forfeitures differed from its initial estimates.

As of January 1, 2016, the Company adopted a change in accounting policy in accordance with ASU 2016-09 to account for forfeitures as they occur. The change was applied on a modified retrospective basis, and no prior periods were re-stated as a result of this change in accounting policy.

Income Taxes – Prior to January 1, 2016, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital (“APIC”) and tax deficiencies of stock-based compensation expense in the income tax provision or as APIC to the extent that there was sufficient recognized excess tax benefits previously recognized. As a result of the prior requirement that excess tax benefit reduce taxes payable prior to be recognized as an increase in paid in capital, the Company had not recognized certain deferred tax assets (all tax attributes such as loss or credit carryforwards) that can be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

As of January 1, 2016, the Company early adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The change was applied on a modified retrospective basis; no prior periods were re-stated as a result of this change in accounting policy.

There have been no other material changes to the Company’s significant accounting policies from those described in the Annual Report.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, FASB agreed to delay the effective date by one year and, accordingly, the new standard is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted, but not before the original effective date of the standard. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method, nor has it determined the impact of the new standard and its consolidated financial statements.

In January 2016, FASB issued Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” (“ASU 2016-01”). The new standard provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

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

This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, corporate bonds, agency bonds and agency discount notes are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly.

The following table represents the Company’s financial instruments measured at fair value as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$125,184	$-	$-	$125,184	$86,660	$-	$-	$86,660
Commercial paper	-	7,993	-	7,993	-	-	-	-
Agency bonds	-	-	-	-	-	4,999	-	4,999
Marketable Securities:
Commercial paper	-	33,947	-	33,947	-	36,981	-	36,981
Corporate bonds	-	13,001	-	13,001	-	18,024	-	18,024
Agency bonds	-	141,322	-	141,322	-	132,102	-	132,102
Agency discount notes	-	11,998	-	11,998	-	11,986	-	11,986

Total cash equivalents and marketable securities	$125,184	$208,261	$-	$333,445	$86,660	$204,092	$-	$290,752

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within two years, as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	As of March 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$33,947	$-	$-	$33,947
Corporate bonds	13,002	-	(1)	13,001
Agency bonds	133,007	49	(13)	133,043
Agency discount notes	11,996	2	-	11,998

Total marketable securities	$191,952	$51	$(14)	$191,989

Long-term marketable securities:
Agency bonds	8,272	7	-	8,279
	$8,272	$7	$-	8,279

Total marketable securities	$200,224	$58	$(14)	200,268

	As of December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$36,981	$-	$-	$36,981
Corporate bonds	18,027	2	(5)	18,024
Agency bonds	132,224	-	(122)	132,102
Agency discount notes	11,982	4	-	11,986
Total marketable securities	$199,214	$6	$(127)	$199,214

The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, aggregated by investment category and the length of time that the individual securities have been in continuous loss position (in thousands):

	As of March 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	8,000	(1)	-	-	8,000	(1)
Agency bonds	29,246	(13)	-	-	29,246	(13)
Total	$37,246	$(14)	$-	$-	$37,246	$(14)

	As of December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	10,021	(5)	-	-	10,021	(5)
Agency bonds	127,102	(122)	-	-	127,102	(122)
Total	$137,123	$(127)	$-	$-	$137,123	$(127)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss.

4. ACQUISITIONS

2015 Acquisition

On February 9, 2015, the Company acquired Eat24Hours.com, Inc. (“Eat24”). In connection with the acquisition, all of the outstanding capital stock of Eat24 was converted into the right to receive an aggregate of approximately $75.0 million in cash, less certain transaction expenses, and 1,402,844 shares of Yelp Class A common stock with an aggregate fair value of approximately $59.2 million, as determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. Of the total consideration paid in connection with the acquisition, $16.5 million in cash and 308,626 shares were initially held in escrow to secure indemnification obligations. The balance remaining in the escrow fund was $7.9 million in cash and 308,626 shares as of March 31, 2016. The key purpose underlying the acquisition was to obtain an online food ordering solution to drive daily engagement in the Company’s key restaurant vertical.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of Eat24’s operations included in the Company’s consolidated financial statements from February 9, 2015. The purchase price allocation is as follows (in thousands):

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

The Company recorded no acquisition-related costs for the three months ended March 31, 2016 and approximately $0.2 million in acquisition-related costs in the three months ended March 31, 2015, which were included in the general and administrative expense in the accompanying consolidated statements of operations.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Cash and cash equivalents
Cash	$50,328	$79,954
Money market funds	133,177	91,659
Total cash and cash equivalents	$183,505	$171,613

The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of March 31, 2016 and December 31, 2015, the Company had letters of credit totaling $17.3 million and $16.5 million, respectively, related to such leases.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Computer equipment	$27,439	$26,004
Software	1,223	1,213
Capitalized website and internal-use software development costs	46,169	42,320
Furniture and fixtures	11,893	10,771
Leasehold improvements	51,680	47,552
Telecommunication	3,135	2,970
Total	141,539	130,830
Less accumulated depreciation	(56,763)	(50,363)
Property, equipment and software, net	$84,776	$80,467

Depreciation expense for the three months ended March 31, 2016 and 2015 was approximately $6.5 million and $5.6 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill is the result of its acquisition of other businesses, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired. The Company performed its annual goodwill impairment analysis during the three months ended September 30, 2015 and concluded that goodwill was not impaired, as the value of each reporting unit exceeded its carrying value.

The changes in the carrying amount of goodwill during the three months ended March 31, 2016 were as follows (in thousands):

Balance as of December 31, 2015	$172,197
Goodwill measurement period adjustment	146
Effect of currency translation	1,390
Balance as of March 31, 2016	$173,733

Intangible assets at March 31, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
March 31, 2016:
Content	$3,952	$(2,281)	$1,671	2.5 years
Advertiser relationships	1,721	(1,721)	-	0.0 years
Developed technology	9,311	(2,881)	6,430	3.8 years
Trade name and other	3,361	(1,336)	2,025	2.8 years
Domains and data licenses	2,625	(953)	1,672	3.6 years
Restaurant and user relationships	29,400	(3,608)	25,792	8.9 years
Total	$50,370	$(12,780)	$37,590

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2015:
Content	$3,922	$(2,066)	$1,856	2.7 years
Advertiser relationships	1,708	(1,708)	-	0.0 years
Developed technology	9,295	(2,441)	6,854	4.1 years
Trade name and other	3,350	(1,139)	2,211	3.1 years
Domains and data licenses	2,625	(835)	1,790	3.9 years
Restaurant and user relationships	29,400	(2,817)	26,583	9.1 years
Total	$50,300	$(11,006)	$39,294

Amortization expense for the three months ended March 31, 2016 and 2015 was $1.7 million and $1.2 million, respectively.

As of March 31, 2016, the estimated future amortization of purchased intangible assets for (i) the remaining nine months of 2016, (ii) each of the succeeding five years and (iii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2016 (from April 1, 2016)	$5,143
2017	6,712
2018	6,245
2019	5,359
2020	3,369
2021	3,165
Thereafter	7,597
Total amortization	$37,590

8. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Restaurant revenue share liability	$14,873	$12,654
Accrued employee vacation	6,490	4,662
Accrued bonuses and commissions	5,781	4,546
Employee stock purchase plan liability	3,520	817
Accrued employee benefits and other employee expenses	3,332	3,631
Accrued marketing	3,130	2,144
Accrued income, withholding and business taxes	2,398	1,513
Accrued website hosting	1,930	975
Accrued facilities and other allocations	1,557	1,928
Payroll taxes payable	1,509	1,938
Fixed asset purchase commitments	1,460	1,318
Accrued consulting	1,324	1,763
Deferred rent	876	786
Merchant revenue share liability	821	1,212
Other accrued expenses	3,763	3,571
Total	$52,764	$43,458

9. LONG-TERM LIABILITIES

Long-term liabilities as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Deferred rent	$12,629	$11,324
Other long-term liabilities	703	706
Total	$13,332	$12,030

10. OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended March 31, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net interest income	$311	$132
Transaction gain (loss) on foreign exchange	66	(171)
Other non-operating income (loss), net	(119)	601
Other income (expense), net	$258	$562

11. COMMITMENTS AND CONTINGENCIES

Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2016 to 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $8.6 million and $6.9 million for the three months ended March 31, 2016 and 2015, respectively.

The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rentals were $0.5 million and zero for the three months ended March 31, 2016 and 2015, respectively.

Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits allege violations of the Exchange Act by the Company and certain of its officers for allegedly making materially false and misleading statements regarding the Company’s business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On November 24, 2015, the court dismissed the first amended complaint with prejudice, and entered judgment in the Company’s favor on December 28, 2015. The plaintiffs have appealed this decision to the U.S. Court of Appeals for the Ninth Circuit.

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants the Company and Eat24. The lawsuit asserts that the defendants failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, the Company reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $0.6 million. Once finalized, the settlement will be subject to court approval.

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, the Company reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $0.2 million. Once finalized, the settlement will be subject to court approval.

Based on the preliminary settlement agreements reached in connection with the two lawsuits by former Eat24 employees described above, the Company recognized a liability for each of the proposed settlement amounts as part of its accrued liabilities as of March 31, 2016. In February 2016, $1.1 million was released to the Company from the escrow fund established in connection with the acquisition of Eat24, to fund such settlement amounts and related legal expenses.

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

Payroll Tax Audit—In June 2015, the Internal Revenue Service (“IRS”) began a payroll tax audit of the Company for 2014 and 2013. The Company has assessed the estimated range of such loss and, as of March 31, 2016, a liability of $0.5 million has been recorded. The Company expects the audits and any related assessments to be finalized by December 31, 2016.

12. STOCKHOLDERS’ EQUITY

The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	March 31, 2016		December 31, 2015
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	67,982,104	200,000,000	66,535,156
Class B common stock, $0.000001 par value	100,000,000	8,442,646	100,000,000	9,447,646
Common stock, $0.000001 par value	200,000,000	-	200,000,000	-
Undesignated Preferred Stock	10,000,000	-	10,000,000	-

Equity Incentive Plans

The Company has outstanding awards under three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2012 Equity Incentive Plan, as amended (the “2012 Plan”). In July 2011, the Company adopted the 2011 Plan, terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the Company’s initial public offering (“IPO”), the Company terminated the 2011 Plan and all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance units and performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.

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

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value
	Shares	Price	years)	(in thousands)
Outstanding – January 1, 2016	8,206,356	20.93	6.44	$92,454
Granted	836,268	22.32
Exercised	(126,700)	8.17
Canceled	(59,959)	38.73
Outstanding – March 31, 2016	8,855,965	21.13	6.55	$38,683
Options vested and exercisable as of March 31, 2016	6,031,340	17.14	5.81	$38,448

Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $1.6 million and $10.2 million for the three months ended March 31, 2016 and 2015, respectively.

The weighted-average grant date fair value of options granted was $9.53 and $28.16 per share for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, total unrecognized compensation costs related to unvested stock options was approximately $34.6 million, which is expected to be recognized over a weighted-average time period of 1.8 years.

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

A summary of RSU and RSA activity for the three months ended March 31, 2016 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-
		Average		Weighted-
		Grant		Average Grant
	Number of	Date Fair	Number	Date Fair
	Shares	Value	of Shares	Value
Unvested—January 1, 2016	4,093,204	$39.45	312	$11.68
Granted	2,299,156	26.01	-	-
Released	(315,486)	38.42	(312)	11.68
Canceled	(253,364)	32.23	-	-
Unvested—March 31, 2016	5,823,510	$34.52	-	$-

As of March 31, 2016, the Company had approximately $180.3 million of unrecognized stock-based compensation expense related to RSUs and RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3.29 years.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period that began prior to December 1, 2014, employees were able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period. At the end of each offering period that began December 1, 2014 or later, employees are able to purchase shares at 85% of the fair market value of the Company’s Class A common stock on the last day of the offering period. There were no shares purchased by employees under the ESPP during the three months ended March 31, 2016 or 2015. The Company recognized $0.2 million and $1.4 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2016 and 2015, respectively.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$401	$124
Sales and marketing	6,342	4,937
Product development	8,030	5,105
General and administrative	4,337	3,505
Total stock-based compensation	19,110	13,671

The Company capitalized $0.8 million and $0.7 million of stock-based compensation expense as website development and internal-use software costs in the three months ended March 31, 2016 and 2015, respectively.

13. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities. Shares of Class A and Class B common stock are the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted into Class A common stock at any time at the option of the stockholder, and are automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions, and in connection with certain other conversion events.

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. The Company’s potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent, unvested shares subject to RSAs and purchases related to the ESPP. The dilutive effect of these potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net loss per share of Class B common stock does not assume the conversion of Class B common stock.

The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net loss per share of Class A common stock, the undistributed earnings are equal to net loss for that computation.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016		2015
	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(13,656)	$(1,796)	$(1,115)	$(169)

Basic Shares:
Weighted-average common shares outstanding	67,065	8,819	63,976	9,708

Diluted Shares:
Weighted-average shares used to compute diluted net loss per share	67,065	8,819	63,976	9,708

Net loss per share attributable to common stockholders
Basic:	$(0.20)	$(0.20)	$(0.02)	$(0.02)
Diluted:	$(0.20)	$(0.20)	$(0.02)	$(0.02)

The following weighted-average stock-based instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Stock options	8,856	8,921
Restricted stock units and awards	5,824	1,663
Contingently issuable shares	309	309
ESPP	-	81

14. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded an income tax provision of $1.4 million and an income tax benefit of $2.4 million for the three months ended March 31, 2016 and 2015, respectively. The tax provision for the three months ended March 31, 2016 is due to $1.5 million in U.S. federal and state and foreign income tax provision offset by discrete benefits of $0.1 million. The tax benefit for the three months ended March 31, 2015 is due to $2.0 million in U.S. federal and state and foreign income tax benefits and $0.4 million in discrete benefits.

The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, tax credits, and non-deductible stock-based compensation expense. As of March 31, 2016, the total amount of gross unrecognized tax benefits was $5.6 million, $4.7 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of March 31, 2016, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended March 31, 2016, the Company’s gross unrecognized tax benefits increased by $0.6 million, an immaterial amount of which would affect the Company’s effective tax rate if recognized.

In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years 2004 through 2015 remain open to examination. In the Company’s most significant foreign jurisdictions — Ireland, United Kingdom and Germany — the open tax years range from 2010 to 2015. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by up to $0.2 million over the 12 months following December 31, 2015.

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

Net Revenue

The table below presents the Company’s net revenue by product line for the periods presented (in thousands). Revenue by geography is based on the billing address of the customer. During the three months ended June 30, 2015, the Company began reporting revenue for the transactions product line, which consists of Eat24, Platform transactions and the sale of Yelp Deals and Gift Certificates. The Company has presented transactions revenue separately in the tables and discussion for prior periods for purposes of comparison.

	Three Months Ended
	March 31,
	2016	2015
Net revenue by product:
Local	$138,116	$98,570
Transactions	14,499	6,606
Brand advertising	-	6,627
Other services	5,998	6,705
Total net revenue	$158,613	$118,508

During the three months ended March 31, 2016 and 2015, a substantial majority of the Company’s revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in any such period.

Long-Lived Assets

The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	March 31,	December 31,
	2016	2015
United States	$82,362	$78,675
All other countries	2,414	5,493
Total	$84,776	$84,168

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part II, Item 1A and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

●

Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the engagement of, consumers as we look to leverage our brand and benefit from network dynamics in Yelp communities. In addition to continuing our efforts to raise brand awareness and expand our communities, we plan to explore new ways for contributors to share content and engage and transact on the Yelp Platform. For example, in the first quarter of 2016, we announced an integration with Microsoft’s Outlook.com to incorporate Yelp content directly into messages and meeting invitations. We believe that expanding our content and developing innovative features, while maintaining a great user experience, will attract new consumers as well as increase the number of visits and searches per user.

●

Enhance Monetization. We plan to continue to invest in enhancing the opportunities in our local advertising business in the United States, which is our core strength. We will continue the expansion of the Yelp Platform, new business owner products and comprehensive tools to measure the effectiveness of our products, as well as our local business outreach. In January 2016, for example, we launched an improved version of our Revenue Estimator tool that provides business owners with additional options to tailor the results to their business. We also rolled out product updates in the first quarter to increase the prominence of opportunities to transact on the Yelp Platform, encouraging consumers to take that next step and transact with local businesses.

Our overall strategy is to invest for long-term growth. During the remainder of 2016, we expect to continue to invest heavily in our sales and marketing efforts, including growing our sales force to reach more businesses and continuing our advertising campaigns to raise brand awareness. As of March 31, 2016, we had 4,028 employees, which represents an increase of 29% compared to March 31, 2015.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.

Reviews

Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were not recommended or had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include reviews that are not recommended and that have been removed because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful to users to evaluate businesses and individual reviewers. Because our automated recommendation software continually reassesses which reviews to recommend based on new information that becomes available, the “recommended” or “not recommended” status of reviews may change over time. Reviews that are not recommended or that have been removed do not factor into a business’s overall star rating. By clicking on a link on a reviewed business’s page on our website, users can access the reviews that are not currently recommended for the business, as well as the star rating and other information about reviews that were removed for violation of our terms of service.

As of March 31, 2016, approximately 94.7 million reviews were available on business listing pages, including approximately 22.2 million reviews that were not recommended, and 6.9 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated:

	As of March 31,
	2016	2015
	(in thousands)
Reviews	101,564	77,346

Traffic

Traffic to our website and mobile app has three components: visitors to our non-mobile optimized website (our “desktop website”), visitors to our mobile-optimized website (our “mobile website”) and mobile devices accessing our mobile app. We use the following metrics to measure each of these traffic streams.

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

Google Analytics, a product from Google Inc. that provides digital marketing intelligence, measures “users” based on unique cookie identifiers. Because the numbers of desktop unique visitors and mobile website unique visitors are therefore based on unique cookies, an individual who accesses our desktop website or mobile website from multiple devices with different cookies may be counted as multiple desktop unique visitors or mobile website unique visitors, as applicable, and multiple individuals who access our desktop website or mobile website from a shared device with a single cookie may be counted as a single desktop unique visitor or mobile website unique visitor.

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

The following table presents our traffic for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Desktop Unique Visitors	77,433	79,543
Mobile Website Unique Visitors	68,551	62,923
Unique App Devices	21,186	16,039

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

	As of March 31,
	2016	2015
	(in thousands)
Claimed Local Business Locations	2,834	2,193

Local Advertising Accounts

Local advertising accounts comprise all local business accounts from which we recognize local revenue in a given three-month period. The following table presents the number of local advertising accounts during the periods presented:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Local Advertising Accounts	121	90

Non-GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with GAAP. However, we have also disclosed below adjusted EBITDA and non-GAAP net income, which are non-GAAP financial measures. We have included adjusted EBITDA and non-GAAP net income because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and non-GAAP net income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA and non-GAAP net income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net loss, adjusted to exclude: provision (benefit) for income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; and restructuring and integration costs. Adjusted EBITDA for the three months ended March 31, 2016 was $13.0 million. The following is a reconciliation of adjusted EBITDA to net loss:

	Three Months Ended,
	March 31,
	2016	2015
	(in thousands)
Reconciliation of adjusted EBITDA to GAAP Net loss:
Net loss	$(15,452)	$(1,284)
(Benefit) Provisions for income taxes	1,437	(2,403)
Other (income) expense, net	(258)	(562)
Depreciation and amortization	8,189	6,895
Stock-based compensation	19,110	13,671
Adjusted EBITDA	$13,026	$16,317

Non-GAAP Net Income

Non-GAAP net income is a non-GAAP financial measure that we calculate as net loss, adjusted to exclude: stock-based compensation expense; amortization of intangibles; the tax effect of stock-based compensation and amortization of intangibles; and the release of valuation allowance (net of tax). Non-GAAP net income for the three months ended March 31, 2016 was $6.0 million. The following is a reconciliation of non-GAAP net income to net loss:

	Three Months Ended,
	March 31,
	2016	2015
	(in thousands)
Reconciliation of Non-GAAP Net Income to GAAP Net Loss:
GAAP net loss	$(15,452)	$(1,284)
Stock-based compensation	19,110	13,671
Amortization of intangible assets	1,712	1,231
Tax adjustments(1)	593	(5,716)
Non-GAAP net income	$5,963	$7,902

(1)	Includes tax effects of stock-based compensation, amortization of intangibles, and valuation allowance.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2016 or any future period.

	Three Months Ended
	March 31,
	2016	2015
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product
Local	87%	83%
Transactions	9%	5%
Brand advertising	-	6%
Other services	4%	6%
Total net revenue	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10%	7%
Sales and marketing	60%	53%
Product development	20%	20%
General and administrative	14%	17%
Depreciation and amortization	5%	6%
Total costs and expenses	109%	104%

Income (Loss) from operations	(9%)	(4%)
Other income (expense), net	-	-
Income (Loss) before income taxes	(9%)	(3%)
Benefit (Provision) for income taxes	(1%)	2%
Net loss	(10%)	(1%)

Three Months Ended March 31, 2016 and 2015

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

Transactions. We generate revenue from various transactions with consumers, including through Eat24, Platform transactions and the sale of Yelp Deals and Gift Certificates. Our Eat24 business generates revenue through arrangements with restaurants, in which restaurants pay a commission percentage fee on orders placed through Eat24’s platform. We record revenue associated with Eat24’s transactions on a net basis. Our Platform partnerships are revenue-sharing arrangements that provide consumers with the ability to complete food delivery transactions, order flowers and book spa and salon appointments, among other products and services, through third parties directly on Yelp. We earn a fee on our Platform partnerships for acting as an agent for these transactions, which we record on a net basis and include in revenue upon completion of a transaction. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of a deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to consumers through their business listing pages. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate.

Prior to the three months ended June 30, 2015, we included revenue from transactions with other services revenue; however, we have presented transactions revenue for earlier periods separately in the tables and discussion below for purposes of comparison.

Brand Advertising. Through the end of 2015, we generated revenue from brand advertising through the sale of display advertisements and brand sponsorships to national brands. We phased out these products to focus on our core strength of local advertising.

Other Services. We generate revenue through partner arrangements and monetization of remnant advertising inventory through third-party ad networks. Our partner arrangements include allowing third-party data providers to update business listing information on behalf of businesses and resale of our local advertising products by certain partners.

The following table provides a breakdown of our net revenue for the periods indicated.

			2015 to
	Three Months Ended		2016%
	March 31,		Change
	2016	2015
	(dollars in thousands)
Net revenue by product:
Local	$138,116	$98,570	40%
Transactions	14,499	6,606	119%
Brand advertising	-	6,627	(100%)
Other services	5,998	6,705	(11%)
Total net revenue	$158,613	$118,508	34%

Percentage of total net revenue by product:
Local	87%	83%
Transactions	9%	5%
Brand advertising	-	6%
Other services	4%	6%
Total net revenue	100%	100%

Total net revenue increased $40.1 million, or 34%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Local revenue increased $39.5 million, or 40%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. This growth was driven primarily by purchases of cost-per-click advertising in 2016. In the three months ended March 31, 2016, 63% of ad clicks were delivered on mobile.

Our transactions revenue increased $7.9 million, or 119%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily the result of revenue from Eat24, which we acquired in February 2015.

As of the beginning of 2016, we no longer offer brand advertising products. As a result, we generated no brand advertising revenue in the three months ended March 31, 2016, a decrease of $6.6 million from the same period in 2015.

Our other services revenue decreased $0.7 million, or 11%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This was primarily the result of decreased partnership activity in the three months ended March 31, 2016 compared to the same period in 2015.

Cost of Revenue

Our cost of revenue consists primarily of web hosting costs and credit card processing fees, as well as salaries, benefits and stock-based compensation expense for our infrastructure teams related to the operation of our website and mobile app. It also includes costs associated with video production for our local advertisers as well as confirmation and delivery services associated with Eat24.

	Three Months Ended
	March 31,		2015 to
	2016	2015	2016 % Change
	(dollars in thousands)
Cost of revenue	$15,078	$8,699	73%
Percentage of net revenue	10%	7%

Cost of revenue increased $6.4 million, or 73%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase of $2.6 million in outside hosting and Internet service fees, which are necessary to support the increase in visitors to our website and transactions completed on our website. Set up and creative design costs, consisting primarily of video production costs, increased by $0.7 million due to greater demand by local businesses for video on their business listing pages. We also added personnel to support our website infrastructure resulting in an increase of $0.6 million. In addition, merchant fees related to credit card transactions increased by $1.9 million primarily due to growth in local advertising and transactions revenue. Cost of revenue also increased by $0.6 million in the three months ended March 31, 2016 as a result of increased confirmation and delivery services costs associated with Eat24.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries, benefits, travel expense and incentive compensation expense, including stock-based compensation expense, for our sales and marketing employees. In addition, sales and marketing expenses include business and consumer acquisition marketing, community management, branding and advertising costs, as well as allocated facilities, insurance, business taxes and other supporting overhead costs. Historically we have focused on organic and viral growth driven by the community development efforts of our community management team, which is responsible for growing and fostering local communities, as well as coordinating events to raise awareness of our brand. As a result, we historically incurred minimal sales and marketing expenses to increase consumer awareness of Yelp. While community development continues to be our primary marketing strategy, in the second half of 2014, we began selectively testing advertising to consumers and launched our first television advertising campaign in 2015. We plan to continue investing in various advertising channels in 2016.

We expect our community management costs to increase as we continue to expand our communities. We expect our sales and marketing expenses to increase as we develop our communities, increase the number of local advertising accounts and continue to build our brand. The majority of these expenses will be related to hiring sales employees and Community Managers, as well as costs incurred with various third-party media outlets and other advertising channels. We expect sales and marketing expenses to increase and to be our largest expense for the foreseeable future.

	Three Months Ended
	March 31,		2015 to
	2016	2015	2016 % Change
	(dollars in thousands)
Sales and marketing	$95,628	$63,266	51%
Percentage of net revenue	60%	53%

Sales and marketing expenses increased $32.4 million, or 51%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributable to $15.6 million in additional salaries, benefits, travel and other related expenses resulting from increased headcount, including an increase of $1.4 million in stock-based compensation expense, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our advertising products and increased use of our free online business accounts. As a result of our increase in net revenue, our commission expenses increased $5.7 million. In addition, we experienced an increase in facilities, insurance, business taxes and other related allocations of $2.6 million. As a result of ongoing marketing campaigns, domestic and international marketing and advertising costs increased by $8.5 million.

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

	Three Months Ended
	March 31,		2015 to
	2016	2015	2016 % Change
	(dollars in thousands)
Product development	$32,222	$23,960	34%
Percentage of net revenue	20%	20%

Product development expenses increased $8.3 million, or 34%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributable to $8.6 million in additional salaries, benefits, travel and related expenses associated with an increase in headcount, including an increase of $2.9 million in stock-based compensation expense. In addition, we experienced an increase in facilities, insurance, business taxes and other related allocations of $0.4 million as a result of the increase in headcount. These increases were partially offset by a decrease in consulting costs of $0.7 million due to decreased reliance on outside consultants.

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

	Three Months Ended
	March 31,		2015 to
	2016	2015	2016 % Change
	(dollars in thousands)
General and administrative	$21,769	$19,937	9%
Percentage of net revenue	14%	17%

General and administrative expenses increased $1.8 million, or 9%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributable to $2.4 million in additional salaries resulting from increased headcount, including an increase of $0.8 million in stock-based compensation expense, as well as an increase in facilities, insurance, business taxes and other related allocations of $0.3 million. These increases were partially offset by a decrease in consulting costs of $0.5 million and a decrease in bad debt expense of $0.4 million.

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

	Three Months Ended
	March 31,		2015 to
	2016	2015	2016 % Change
	(dollars in thousands)
Depreciation and amortization	$8,189	$6,895	19%
Percentage of net revenue	5%	6%

Depreciation and amortization expenses increased $1.3 million, or 19%, in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization expenses related to our fixed assets and capitalized website and software development costs increased $0.8 million. In addition, amortization related to our intangibles increased by $0.5 million primarily due to the intangibles acquired in the Eat24 acquisition.

Other Income (Expense), Net

Other income (expense), net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, gains and losses on the disposal of assets and foreign exchange gains and losses.

	Three Months Ended
	March 31,		2015 to
	2016	2015	2016 % of Change
	(dollars in thousands)
Net interest income	$311	$132	136%
Transaction gain (loss) on foreign exchange	66	(171)	(139%)
Other non-operating income (loss), net	(119)	601	(120%)
Other income (expense), net	$258	$562	(54%)

In the three months ended March 31, 2016, other income (expense), net decreased by $0.3 million compared to the three months ended March 31, 2015. The decrease in other non-operating income (loss) was primarily driven by the release of cash in escrow relating to our acquisition of Qype GmbH in the three months ended March 31, 2015. This decrease was offset by an increase in interest income related to marketable securities as well as an increase in foreign exchange gain due to favorable foreign exchange rate movements.

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

	Three Months Ended
	March 31,		2015 to
	2016	2015	2016 % Change
	(dollars in thousands)
Benefit (Provision) from income taxes	$(1,437)	$2,403	160%
Percentage of net revenue	(1%)	2%

In the three months ended March 31, 2016, we recognized tax expense of $1.4 million that primarily consisted of U.S. federal, state and local income tax benefits on a year-to-date pre-tax loss, as well as discrete benefits related to disqualifying dispositions of incentive stock options and shares purchased under our 2012 Employee Stock Purchase Plan (“ESPP”).

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $183.5 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of March 31, 2016 was $4.9 million. We did not have any outstanding bank loans or credit facilities in place as of March 31, 2016. Our investment portfolio is comprised of highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under our ESPP.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	March 31,
	2016	2015
	(dollars in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment and software	$7,645	$10,881
Depreciation and amortization	8,189	6,895
Cash provided by operating activities	23,879	25,635
Cash used in investing activities	(13,191)	(103,715)
Cash provided by financing activities	1,045	4,045

Operating Activities. We generated $23.9 million of cash in operating activities in the three months ended March 31, 2016, primarily resulting from our net loss of $15.5 million, which included non-cash depreciation and amortization expenses of $8.2 million, non-cash stock-based compensation expense of $19.1 million and non-cash provision for doubtful accounts and sales returns of $5.1 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $5.2 million due to an increase in billings for local advertising plans, as well as the timing of payments from these customers;
●

increase in accounts payable, accrued expenses and other liabilities of $8.8 million related to the growth in our business, increase in Eat24 restaurant payable, accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors; and

●

decrease in prepaids and other assets of $2.9 million primarily due to the collection of non-trade receivables of $5.6 million, offset by a $2.7 million increase in prepayments (primarily for marketing and business licenses).

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

Investing Activities. Our primary investing activities in the three months ended March 31, 2016 consisted of purchases of marketable securities, purchases of property and equipment to support the ongoing build out of our leasehold improvements for our new facilities in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property and equipment, as well as leasehold improvements, may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property and equipment, leaseholds and the development of software during the remainder of 2016.

We used $13.2 million of cash in investing activities during the three months ended March 31, 2016. Cash used in investing activities primarily related to purchases of marketable securities of $92.1 million, an increase in expenditures related to website and internally developed software of $3.1 million and purchases of property, equipment, software and leasehold improvements of $7.6 million to support the growth in our business. In addition, as part of our lease agreements for additional office space, we were obligated to deliver additional letters of credit, which resulted in an increase of $0.8 million in restricted cash. Cash used in investing was offset by $90.5 million of maturities of investment securities held-to-maturity.

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

Financing Activities. During the three months ended March 31, 2016, we generated $1.0 million in financing activities from the issuance of common stock upon the exercise of stock options.

During the three months ended March 31, 2015, we generated $4.0 million in financing activities, primarily due to net proceeds from the issuance of common stock upon the exercise of stock options.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2015 or in the first three months of 2016.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2016 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of March 31, 2016, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties. As of March 31, 2016, the following table summarizes our future minimum payments under non-cancelable operating leases for equipment and office facilities:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$330,865	$37,304	$129,543	$78,723	$85,295
Purchase obligations	$6,519	$6,179	$340	$-	$-

The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of March 31, 2016, our total liability for uncertain tax positions was $0.6 million of the total unrecognized benefit of $5.6 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.

We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of March 31, 2016, our future minimum rental receipts to be received under non-cancelable subleases was $9.7 million.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of March 31, 2016 would not have a material impact on our cash and cash equivalents portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants us and Eat24. The lawsuit asserts that we failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, we reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $0.6 million. Once finalized, the settlement will be subject to court approval.

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, we reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $0.2 million. Once finalized, the settlement will be subject to court approval.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to Our Business and Industry

*If we are unable to increase traffic to our mobile app and website, or user engagement on our platform declines, our revenue, business and operating results may be harmed.

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

●

Review Concentration. Our restaurant and shopping categories together accounted for approximately 40% of the businesses that had been reviewed on our platform and approximately 57% of the cumulative reviews as of March 31, 2016. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

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

In addition, the mobile market remains a rapidly evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as mobile advertising products develop, demand may increase for products that we do not offer or that may alienate our user base. Although we currently deliver ads on both our mobile app and mobile website, with 63% of ad clicks delivered on mobile in the three months ended March 31, 2016, our continued success depends on our efforts to innovate and introduce enhanced mobile solutions. If our efforts to develop compelling mobile advertising products are not successful — as a result of, for example, the difficulties detailed above — advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage.

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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website during the three months ended March 31, 2016, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

Our ability to grow our business depends on our ability to maintain and expand our advertiser base. To do so, we must convince existing and prospective advertisers alike that our advertising products offer a material benefit and can generate a competitive return relative to other alternatives. Our ability to do so depends on factors including:

●

Acceptance of Online Advertising. We believe that the continued growth and acceptance of our online advertising products will depend on the perceived effectiveness and acceptance of online advertising models generally, which is outside of our control. For example, if ad-blocking programs that affect the delivery of online advertising gain further visibility or traction, the perceived value of online advertising, and that of our advertising products in turn, may be harmed. Many advertisers still have limited experience with online advertising and, as a result, may continue to devote significant portions of their advertising budgets to traditional, offline advertising media, such as newspapers or print yellow pages directories.

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

Despite these efforts, we cannot guarantee that each of the 72.5 million reviews on our platform that have been recommended and that have not been removed as of March 31, 2016 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

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

Since our inception, we have incurred significant operating losses and, as of March 31, 2016, we had an accumulated deficit of approximately $81 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $549.7 million in 2015, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded. In addition, we incurred net losses in the year ended December 31, 2015 and in the first quarter of 2016. As a result, you should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realized in 2014, as an indication of our future performance. Historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

We have recorded a significant amount of goodwill related to our acquisitions to date, and a significant portion of the purchase price of any companies we acquire in the future may be allocated to acquired goodwill and other intangible assets. Under accounting principles generally accepted in the United States (“GAAP”), we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value of our goodwill and other intangible assets may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered include declines in our stock price, market capitalization and future cash flow projections. If our acquisitions do not yield expected returns, our stock price declines or any other adverse change in market conditions occurs, a change to the estimation of fair value could result. Any such change could result in an impairment charge to our goodwill and intangible assets, particularly if such change impacts any of our critical assumptions or estimates, and may have a negative impact on our financial position and operating results.

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

There are also inherent challenges in measuring usage across our large user base around the world. For example, because these metrics are based on users with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. In addition, although we use technology designed to block low-quality traffic, such as robots, spiders and other software, we may not be able to prevent all such traffic, and such technology may have the effect of blocking some valid traffic. For these and other reasons, the calculations of our desktop unique visitors and mobile website unique visitors may not accurately reflect the number of people actually using our platform.

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

We are also regularly exposed to claims based on allegations of infringement or other violations of intellectual property rights. Companies in the Internet, technology and media industries own large numbers of patent and other intellectual property rights, and frequently enter into litigation. Various “non-practicing entities” that own patents and other intellectual property rights also often aggressively attempt to assert their rights in order to extract value from technology companies. From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights, and we are presently involved in numerous patent lawsuits, including lawsuits involving plaintiffs targeting multiple defendants in the same or similar suits. While we are pursuing a number of patent applications, we currently have only one issued patent, and the contractual restrictions and trade secrets that protect our proprietary technology provide only limited safeguards against infringement. This may make it more difficult to defend certain of our intellectual property rights, particularly related to our core business.

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

As of March 31, 2016, stockholders who held shares of Class B common stock, including certain of our founders, directors, executive officers, employees and their affiliates, together beneficially owned approximately 11% of the outstanding shares of our Class A and Class B common stock, representing approximately 55% of the voting power of our outstanding capital stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares, which may include existing founders, officers, directors and their affiliates. This concentrated control could limit our other stockholders’ ability to influence corporate matters through as late as March 2019 and even when the shares of Class B common stock represent as little as 10% of the outstanding shares of our capital stock. As a result, the market price of our Class A common stock could be adversely affected.

*Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2015, our Class A common stock’s daily closing price ranged from $20.87 to $57.47, and was $21.51 on May 2, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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

Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2016, we had 67,982,104 shares of Class A common stock and 8,442,646 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of our Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

YELP INC.

Date: May 6, 2016	/s/ Rob Krolik
Rob Krolik
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX
Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012
3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012
4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012
10.1*	Transition Agreement, dated February 4, 2016, by and between Yelp Inc. and Rob Krolik.	8-K	001-35444	10.1	2/8/2016
10.2*	Form of Restricted Stock Unit Agreement and Notice.	8-K	001-35444	10.2	2/8/2016
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.
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