Form 10-Q
period 2016-06-30
YELP INC
filed 2016-08-09
CIK 1345016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

As of August 4, 2016, there were 68,896,510 shares of registrant’s Class A common stock, par value $0.000001 per share, issued and outstanding and 8,444,146 shares of registrant’s Class B common stock, par value $0.000001 per share, issued and outstanding.

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

NOTE REGARDING METRICS

We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from our Eat24 or Yelp Reservations (previously referred to as SeatMe) businesses.

While our metrics are based on what we believe to be reasonable calculations, there are inherent challenges in measuring usage across our large user base around the world. Certain of our performance metrics, including the number of unique devices accessing our mobile app, are tracked with internal company tools, which are not independently verified by any third party and have a number of limitations. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernable user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$196,295	$171,613
Short-term marketable securities	201,806	199,214
Accounts receivable (net of allowance for doubtful accounts of $4,269 and $3,208
at June 30, 2016 and December 31, 2015, respectively)	59,887	52,755
Prepaid expenses and other current assets	15,753	19,700
Total current assets	473,741	443,282

Long-term marketable securities	6,000	-
Property, equipment and software, net	89,502	80,467
Goodwill	172,908	172,197
Intangibles, net	35,992	39,294
Restricted cash	17,306	16,486
Other assets	4,349	3,701
Total assets	$799,798	$755,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,325	$3,388
Accrued liabilities	51,563	43,458
Deferred revenue	3,337	2,931
Total current liabilities	56,225	49,777
Long-term liabilities	14,466	12,030
Total liabilities	70,691	61,807

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.000001 par value — 500,000,000 shares authorized;
77,244,798 and 75,982,802 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	822,385	774,022
Accumulated other comprehensive loss	(12,724)	(13,519)
Accumulated deficit	(80,554)	(66,883)

Total stockholders’ equity	729,107	693,620

Total liabilities and stockholders’ equity	$799,798	$755,427

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	$173,428	$133,913	$332,041	$252,421
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization	15,087	13,057	30,165	21,756
shown separately below)
Sales and marketing	94,402	68,014	190,030	131,280
Product development	33,098	26,345	65,320	50,305
General and administrative	23,464	19,280	45,233	39,217
Depreciation and amortization	8,564	7,167	16,753	14,062
Total costs and expenses	174,615	133,863	347,501	256,620

Income (loss) from operations	(1,187)	50	(15,460)	(4,199)
Other income, net	367	329	625	891

Income (loss) before income taxes	(820)	379	(14,835)	(3,308)
Benefit (provision) for income taxes	1,269	(1,684)	(168)	719

Net income (loss) attributable to common stockholders (Class A and B)	$449	$(1,305)	$(15,003)	$(2,589)

Net income (loss) per share attributable to common stockholders
(Class A and B)
Basic	$0.01	$(0.02)	$(0.20)	$(0.03)
Diluted	$0.01	$(0.02)	$(0.20)	$(0.03)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (Class A and B)
Basic	76,467	74,631	76,176	74,009
Diluted	79,280	74,631	76,176	74,009

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income (loss)	$449	$(1,305)	$(15,003)	$(2,589)
Other comprehensive income (loss):
Foreign currency translation adjustments	(947)	1,344	795	(6,521)
Other comprehensive income (loss)	(947)	1,344	795	(6,521)
Comprehensive income (loss)	$(498)	$39	$(14,208)	$(9,110)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(15,003)	$(2,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,753	14,062
Provision for doubtful accounts and sales returns	7,425	6,076
Stock-based compensation	39,836	29,187
Loss on disposal of assets and website development costs	121	144
Premium amortization, net, on securities held-to-maturity	763	481
Excess tax benefit from stock-based award activity	-	(3,952)
Changes in operating assets and liabilities:
Accounts receivable	(13,237)	(7,855)
Prepaid expenses and other assets	3,492	(7,079)
Accounts payable, accrued expenses and other liabilities	5,955	15,616
Deferred revenue	405	(426)
Net cash provided by operating activities	46,510	43,665
INVESTING ACTIVITIES:
Purchases of marketable securities	(161,854)	(93,914)
Maturities of marketable securities	152,500	63,870
Acquisition, net of cash received	-	(73,422)
Purchases of property, equipment and software	(12,438)	(18,059)
Proceeds from sale of property, equipment and software	34	109
Capitalized website and software development costs	(6,993)	(6,012)
Purchases of intangible assets	(162)	(314)
Changes in restricted cash	(820)	1,672
Net cash used in investing activities	(29,733)	(126,070)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	7,855	13,595
Excess tax benefit from share-based award activity	-	3,952
Repurchase of common stock	-	(396)
Net cash provided by financing activities	7,855	17,151
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	50	(598)
CHANGE IN CASH AND CASH EQUIVALENTS	24,682	(65,852)
CASH AND CASH EQUIVALENTS—Beginning of period	171,613	247,312
CASH AND CASH EQUIVALENTS—End of period	$196,295	$181,460
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$571	$(4)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$3,314	$2,046
Capitalized website and software development costs recorded in accounts payable and accrued liabilities	-	15
Goodwill measurement period adjustment	146	51
Issuance of common stock in connection with acquisition	-	59,158

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as follows:

Effective as of January 1, 2016, the Company adopted Accounting Standards Update 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation: to estimate the total number of awards for which the requisite service period will not be rendered (as currently required) or to account for forfeitures as they occur. Upon early adoption of ASU 2016-09, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative-effect adjustment to retained earnings of $1.1 million (which reduced the accumulated deficit) as of January 1, 2016.

ASU 2016-09 also eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in paid in capital. Approximately $164.1 million of federal net operating losses, $125.7 million of state net operating losses, $1.8 million of Ireland net operating losses, $1.3 million of federal research and development tax credits and $0.1 million of state Enterprise Zone credits (none of which were included in the deferred tax assets recognized in the statement of financial position as of December 31, 2015) have been attributed to tax deduction for stock-based compensation in excess of the related book expense. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2016, the start of the year in which the Company early adopted ASU 2016-09. The U.S. federal and state net operating losses and credits recognized as of January 1, 2016, as described above, have been offset by a valuation allowance. As a result, only the Ireland net operating losses resulted in a cumulative-effect adjustment to retained earnings of $0.2 million (which reduced the accumulated deficit) as of June 30, 2016.

Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The Company is now required to present excess tax benefits as an operating activity in the same manner as other cash flows related to income taxes on the statement of cash flows rather than as a financing activity. The Company adopted this change prospectively.

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

Effective as of January 1, 2016, the Company adopted a change in accounting policy in accordance with ASU 2016-09 to account for forfeitures as they occur. The change was applied on a modified retrospective basis, and no prior periods were restated as a result of this change in accounting policy.

Income Taxes – Prior to January 1, 2016, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital (“APIC”), and tax deficiencies of stock-based compensation expense in the income tax provision or as APIC to the extent that there were sufficient recognized excess tax benefits previously recognized. As a result of the prior requirement that excess tax benefits reduce taxes payable prior to be recognized as an increase in paid in capital, the Company had not recognized certain deferred tax assets (all tax attributes such as loss or credit carryforwards) that could be attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

Effective as of January 1, 2016, the Company early adopted a change in accounting policy in accordance with ASU 2016-09 to account for excess tax benefits and tax deficiencies as income tax expense or benefit, treated as discrete items in the reporting period in which they occur, and to recognize previously unrecognized deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation recognized for financial reporting. The change was applied on a modified retrospective basis; no prior periods were restated as a result of this change in accounting policy.

There have been no other material changes to the Company’s significant accounting policies from those described in the Annual Report.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 "Revenue from Contracts with Customers" (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when they transfer promised goods or services to customers, in an amount that reflects the consideration that the entity expects to be entitled to in exchange for such goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. In March, April and May 2016, the FASB issued implementation guidance on the considerations in principal versus agent determination, Identifying Performance Obligations and Licensing and Narrow-Scope Improvements and Practical Expedients, respectively. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 and the related implementation guidance on its consolidated financial statements.

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

In February 2016, FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

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

The following table represents the Company’s financial instruments measured at fair value as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$121,033	$-	$-	$121,033	$86,660	$-	$-	$86,660
Agency bonds	-	-	-	-	-	4,999	-	4,999
Marketable Securities:
Commercial paper	-	48,887	-	48,887	-	36,981	-	36,981
Corporate bonds	-	6,017	-	6,017	-	18,024	-	18,024
Agency bonds	-	152,986	-	152,986	-	132,102	-	132,102
Agency discount notes	-	-	-	-	-	11,986	-	11,986

Total cash equivalents and marketable securities	$121,033	$207,890	$-	$328,923	$86,660	$204,092	$-	$290,752

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within two years, as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of June 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$48,887	$-	$-	$48,887
Corporate bonds	6,016	1	-	6,017
Agency bonds	146,903	87	(3)	146,987
Total marketable securities	$201,806	$88	$(3)	$201,891

Long-term marketable securities:
Agency bonds	$6,000	$-	$(1)	$5,999
	$6,000	$-	$(1)	$5,999
Total marketable securities	$207,806	$88	$(4)	$207,890

	As of December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$36,981	$-	$-	$36,981
Corporate bonds	18,027	2	(5)	18,024
Agency bonds	132,224	-	(122)	132,102
Agency discount notes	11,982	4	-	11,986
Total marketable securities	$199,214	$6	$(127)	$199,093

The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$16,002	$(4)	$-	$-	$16,002	$(4)
Total	$16,002	$(4)	$-	$-	$16,002	$(4)

	As of December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$10,021	$(5)	$-	$-	$10,021	$(5)
Agency bonds	127,102	(122)	-	-	127,102	(122)
Total	$137,123	$(127)	$-	$-	$137,123	$(127)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss.

4. ACQUISITIONS

2015 Acquisition

On February 9, 2015, the Company acquired Eat24Hours.com, Inc. (“Eat24”). In connection with the acquisition, all of the outstanding capital stock of Eat24 was converted into the right to receive an aggregate of approximately $75.0 million in cash, less certain transaction expenses, and 1,402,844 shares of Yelp Class A common stock with an aggregate fair value of approximately $59.2 million, as determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. Of the total consideration paid in connection with the acquisition, $16.5 million in cash and 308,626 shares were initially held in escrow to secure indemnification obligations. The balance remaining in the escrow fund was $7.8 million in cash and 308,626 shares as of June 30, 2016. The key purpose underlying the acquisition was to obtain an online food ordering solution to drive daily engagement in the Company’s key restaurant vertical.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” with the results of Eat24’s operations included in the Company’s consolidated financial statements from February 9, 2015. The initial purchase price allocation was as follows (in thousands):

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

The intangible assets are being amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from the Company’s opportunity to drive daily engagement in its restaurant vertical and potentially expand Eat24’s offering to the approximately one million U.S. restaurants listed on the Company’s platform. None of the goodwill is deductible for tax purposes.

The Company recorded no acquisition-related costs for the three and six months ended June 30, 2016 and zero and $0.2 million in acquisition-related costs in the three and six months ended June 30, 2015, respectively, which were included in the general and administrative expense in the accompanying consolidated statements of operations.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Cash and cash equivalents
Cash	$75,262	$79,954
Money market funds	121,033	91,659
Total cash and cash equivalents	$196,295	$171,613

The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of June 30, 2016 and December 31, 2015, the Company had letters of credit totaling $17.3 million and $16.5 million, respectively, related to such leases.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Computer equipment	$28,290	$26,004
Software	1,223	1,213
Capitalized website and internal-use software development costs	51,156	42,320
Furniture and fixtures	12,879	10,771
Leasehold improvements	55,512	47,552
Telecommunication	3,544	2,970
Total	152,604	130,830
Less accumulated depreciation	(63,102)	(50,363)
Property, equipment and software, net	$89,502	$80,467

Depreciation expense was approximately $6.8 million and $5.3 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $13.3 million and $10.9 million for the six months ended June 30, 2016 and 2015, respectively.

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

The changes in the carrying amount of goodwill during the six months ended June 30, 2016 were as follows (in thousands):

Balance as of December 31, 2015	$172,197
Goodwill measurement period adjustment	146
Effect of currency translation	565
Balance as of June 30, 2016	$172,908

Intangible assets at June 30, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
June 30, 2016:
Restaurant and user relationships	$29,400	$(4,399)	$25,001	8.7 years
Developed technology	9,302	(3,296)	6,006	3.6 years
Content	3,842	(2,396)	1,446	2.4 years
Trade name and other	3,354	(1,515)	1,839	2.6 years
Domains and data licenses	2,787	(1,087)	1,700	3.5 years
Advertiser relationships	1,652	(1,652)	-	0.0 years
Total	$50,337	$(14,345)	$35,992

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2015:
Restaurant and user relationships	$29,400	$(2,817)	$26,583	9.1 years
Developed technology	9,295	(2,441)	6,854	4.1 years
Content	3,922	(2,066)	1,856	2.7 years
Trade name and other	3,350	(1,139)	2,211	3.1 years
Domains and data licenses	2,625	(835)	1,790	3.9 years
Advertiser relationships	1,708	(1,708)	-	0.0 years
Total	$50,300	$(11,006)	$39,294

Amortization expense was $1.7 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $3.4 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the estimated future amortization of purchased intangible assets for (i) the remaining six months of 2016, (ii) each of the succeeding five years and (iii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2016 (from July 1, 2016)	$3,431
2017	6,727
2018	6,276
2019	5,394
2020	3,402
2021	3,165
Thereafter	7,597
Total amortization	$35,992

8. ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Restaurant revenue share liability	$13,120	$12,654
Accrued employee vacation	7,170	4,662
Accrued marketing	5,585	2,144
Accrued bonuses and commissions	4,759	4,546
Accrued employee benefits and other employee expenses	3,481	3,631
Fixed asset purchase commitments	3,045	1,318
Accrued facilities and related	2,337	1,928
Accrued consulting	1,893	1,763
Payroll taxes payable	1,517	1,938
Accrued income, withholding and business taxes	1,343	1,513
Deferred rent	1,090	786
Employee stock purchase plan liability	954	817
Merchant revenue share liability	836	1,212
Accrued website hosting	83	975
Other accrued expenses	4,350	3,571
Total	$51,563	$43,458

9. LONG-TERM LIABILITIES

Long-term liabilities as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Deferred rent	$13,766	$11,324
Other long-term liabilities	700	706
Total	$14,466	$12,030

10. OTHER INCOME, NET

Other income, net for the three and six months ended June 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Interest income, net	$414	$131	$725	$263
Transaction gain (loss) on foreign exchange	(39)	263	27	92
Other non-operating income (loss), net	(8)	(65)	(127)	536
Other income, net	$367	$329	$625	$891

11. COMMITMENTS AND CONTINGENCIES

Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2016 to 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $9.1 million and $7.6 million for the three months ended June 30, 2016 and 2015, respectively, and $17.6 million and $14.5 million for the six months ended June 30, 2016 and 2015, respectively.

The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rentals were $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants the Company and Eat24. The lawsuit asserts that the defendants failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, the Company reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $0.6 million, which the court preliminarily approved on June 27, 2016. The settlement is currently awaiting final court approval.

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

Based on the preliminary settlement agreements reached in connection with the two lawsuits by former Eat24 employees described above, the Company recognized a liability for each of the proposed settlement amounts as part of its accrued liabilities as of June 30, 2016. In February 2016, $1.1 million was released to the Company from the escrow fund established in connection with the acquisition of Eat24, to fund such settlement amounts and related legal expenses.

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

Payroll Tax Audit—In June 2015, the Internal Revenue Service (“IRS”) began a payroll tax audit of the Company for 2014 and 2013. The Company has assessed the estimated range of such loss and, as of June 30, 2016, a liability of $0.5 million has been recorded. The Company expects the audits and any related assessments to be finalized by December 31, 2016.

12. STOCKHOLDERS’ EQUITY

The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	June 30, 2016		December 31, 2015
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	200,000,000	68,795,652	200,000,000	66,535,156
Class B common stock, $0.000001 par value	100,000,000	8,449,146	100,000,000	9,447,646
Common stock, $0.000001 par value	200,000,000	-	200,000,000	-
Undesignated Preferred Stock	10,000,000	-	10,000,000	-

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

Stock Options

Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value of a share of the Company’s common stock at date of grant. Options granted to date generally vest over a four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; or (c) ratably on a monthly basis. Options granted are generally exercisable for up to 10 years.

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value
	Shares	Price	years)	(in thousands)
Outstanding – January 1, 2016	8,206,356	20.93	6.44	$92,454
Granted	1,199,768	21.94
Exercised	(341,710)	9.89
Canceled	(111,478)	38.66
Outstanding – June 30, 2016	8,952,936	21.27	6.48	$106,053
Options vested and exercisable as of June 30, 2016	6,302,577	18.03	5.72	$89,290

Aggregate intrinsic value represents the difference between the closing price of the Company’s Class A common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $3.2 million and $11.0 million for the three months ended June 30, 2016 and 2015, respectively, and $4.8 million and $21.2 million for the six months ended June 30, 2016 and 2015, respectively.

The weighted-average grant date fair value of options granted was $9.18 and $20.64 per share for the three months ended June 30, 2016 and 2015, respectively, and $9.42 and $26.65 per share for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, total unrecognized compensation costs related to unvested stock options was approximately $31.2 million, which is expected to be recognized over a weighted-average time period of 1.97 years.

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

A summary of RSU and RSA activity for the six months ended June 30, 2016 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-
		Average		Weighted-
		Grant		Average Grant
	Number of	Date Fair	Number	Date Fair
	Shares	Value	of Shares	Value
Unvested—January 1, 2016	4,093,204	$39.45	312	$11.68
Granted	3,613,180	24.23	-	-
Released	(742,805)	37.60	(312)	11.68
Canceled	(518,876)	32.64	-	-
Unvested—June 30, 2016	6,444,703	$31.69	-	$-

As of June 30, 2016, the Company had approximately $184 million of unrecognized stock-based compensation expense related to RSUs and RSAs, which will be recognized over the remaining weighted-average vesting period of approximately 3.18 years.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s Class A common stock on the last day of the offering period. There were 200,953 shares purchased by employees under the ESPP at a weighted-average purchase price of $22.26 per share during the three and six months ended June 30, 2016. There were 162,373 shares purchased by employees under the ESPP at a weighted-average purchase price of $31.17 per share during the three and six months ended June 30, 2015. The Company recognized $0.5 million and $1.3 million of stock-based compensation expense related to the ESPP in the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $2.7 million in the six months ended June 30, 2016 and 2015, respectively.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$407	$222	$808	$346
Sales and marketing	6,843	5,654	13,185	10,591
Product development	8,413	6,065	16,443	11,170
General and administrative	5,063	3,575	9,400	7,080
Total stock-based compensation	20,726	15,516	39,836	29,187

The Company capitalized $1.2 million and $0.8 million of stock-based compensation expense as website development and internal-use software costs in the three months ended June 30, 2016 and 2015, respectively, and $2.0 million and $1.6 million in the six months ended June 30, 2016 and 2015, respectively.

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

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. The Company’s potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent, unvested shares subject to RSAs and purchases related to the ESPP. The dilutive effect of these potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of Class B common stock.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
Net income (loss) attributable to common stockholders	$399	$50	$(1,138)	$(167)

Basic Shares:
Weighted-average common shares outstanding	68,018	8,449	65,107	9,524

Net income (loss) per share attributable to common stockholders
Basic:	$0.01	$0.01	$(0.02)	$(0.02)

	Three Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share attributable to common stock holders:
Numerator:
Allocation of undistributed earnings for basic computation	$399	$50	$(1,138)	$(167)
Reallocation of undistributed earnings as a result of conversion
of Class B to Class A shares	50	-	-	-
Reallocation of undistributed earnings to Class B shares	-	7	-	-
Allocation of undistributed earnings (losses)	$449	$57	$(1,138)	$(167)

Denominator:
Number of shares used in basic calculation	68,018	8,449	65,107	9,524
Weighted-average effect of dilutive securities
Conversion of Class B to Class A shares	8,449	-	-	-
Stock options	2,106	1,591	-	-
Restricted stock units	398	-	-	-
Contingently issuable shares	309	-	-	-
Number of shares used in diluted calculation	79,280	10,040	65,107	9,524
Diluted net income (loss) per share attributable to common stockholders	$0.01	$0.01	$(0.02)	$(0.02)

	Six Months Ended June 30,
	2016		2015
	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(13,303)	$(1,700)	$(2,252)	$(337)

Basic Shares:
Weighted-average common shares outstanding	67,542	8,634	64,363	9,646

Diluted Shares:
Weighted-average shares used to compute diluted net loss per share	67,542	8,634	64,363	9,646

Net loss per share attributable to common stockholders
Basic:	$(0.20)	$(0.20)	$(0.03)	$(0.03)
Diluted:	$(0.20)	$(0.20)	$(0.03)	$(0.03)

The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	3,385	8,562	8,953	8,562
Restricted stock units and awards	3,582	2,269	6,445	2,269
Contingently issuable shares	-	309	309	309
ESPP	-	22	-	22

14. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested indefinitely. The Company recorded an income tax benefit of $1.3 million and an income tax provision of $1.7 million for the three months ended June 30, 2016 and 2015, respectively, and an income tax provision of $0.2 million and an income tax benefit of $0.7 million for the six months ended June 30, 2016 and 2015, respectively. The tax provision for the six months ended June 30, 2016 is due to $0.1 million in U.S. federal and state and foreign income tax expense and $0.1 million of discrete expense. The tax benefit for the six months ended June 30, 2015 is due to $0.7 million in discrete benefits.

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and six months ended June 30, 2016 a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, tax credits, and non-deductible stock-based compensation expense. Jurisdictions where no benefit is recorded on forecasted losses were excluded from the consolidated effective tax rate. As of June 30, 2016, the total amount of gross unrecognized tax benefits was $5.8 million, $5.0 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of June 30, 2016, the Company had an immaterial amount related to the accrual of interest and penalties. During the three and six months ended June 30, 2016, the Company’s gross unrecognized tax benefits increased by $0.2 million and $0.8 million, respectively, an immaterial amount of which would affect the Company’s effective tax rate if recognized.

In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years 2004 through 2015 remain open to examination. In the Company’s most significant foreign jurisdictions — Ireland, the United Kingdom and Germany — the open tax years range from 2010 to 2015. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by up to $0.2 million over the 12 months following December 31, 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue by product:
Local	$151,879	$107,882	$289,996	$206,452
Transactions	15,518	11,304	30,016	17,910
Brand advertising	-	8,303	-	14,930
Other services	6,031	6,424	12,029	13,129
Total net revenue	$173,428	$133,913	$332,041	$252,421

During the three and six months ended June 30, 2016 and 2015, a substantial majority of the Company’s revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in any such period.

Long-Lived Assets

The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	June 30,	December 31,
	2016	2015
United States	$86,335	$78,675
All other countries	3,167	5,493
Total	$89,502	$84,168

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

●	Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the engagement of, consumers as we look to leverage our brand and benefit from network dynamics in Yelp communities. For example, in the second quarter of 2016, we expanded the Yelp Platform with the addition of five new partners, including TicketNetwork for purchasing tickets, delivery.com for scheduling laundry services and Peek.com for booking tours and activities, which we believe will drive daily engagement in our related verticals. We also launched a new television and digital advertising campaign in the second quarter of 2016 as part of our continued efforts to increase brand awareness.

●	Enhance Monetization. We plan to continue to invest in enhancing the opportunities in our local advertising business in the United States, which is our core strength. We will continue the expansion of the Yelp Platform, new business owner products and comprehensive tools to measure the effectiveness of our products, as well as our local business outreach. For example, in the second quarter of 2016, we enhanced our Request a Quote feature by making it easier for consumers to find businesses accepting requests, highlighting the most responsive businesses and making the feature available to businesses in additional categories.

Our overall strategy is to invest for long-term growth. During the remainder of 2016, we expect to continue to invest heavily in our sales and marketing efforts, including growing our sales force to reach more businesses and continuing our advertising campaigns to raise brand awareness. As of June 30, 2016, we had 4,154 employees, which represents an increase of 28% compared to June 30, 2015.

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

As of June 30, 2016, approximately 100.9 million reviews were available on business listing pages, including approximately 23.3 million reviews that were not recommended, and 7.4 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated:

	As of June 30,
	2016	2015
	(in thousands)
Reviews	108,251	83,102

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

App Unique Devices. We calculate app unique devices as the number of unique mobile devices using our mobile app in a given month, averaged over a given three-month period. Under this method of calculation, an individual who accesses our mobile app from multiple mobile devices will be counted as multiple app unique devices. Multiple individuals who access our mobile app from a shared device will be counted as a single app unique device.

The following table presents our traffic for the periods indicated:

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
Desktop Unique Visitors	73,406	79,175
Mobile Website Unique Visitors	69,327	64,715
App Unique Devices	23,010	18,097

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

	As of June 30,
	2016	2015
	(in thousands)
Claimed Local Business Locations	3,010	2,349

Local Advertising Accounts

Local advertising accounts comprise all local business accounts from which we recognize local revenue in a given three-month period. The following table presents the number of local advertising accounts during the periods presented:

	Three Months Ended
	June 30,
	2016	2015
	(in thousands)
Local Advertising Accounts	128	97

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

Because of these limitations, you should consider adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP results. The tables below present reconciliations of adjusted EBITDA and non-GAAP net income to net income (loss), the most directly comparable GAAP financial measure in each case, for each of the periods indicated.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; and restructuring and integration costs. Adjusted EBITDA for the three and six months ended June 30, 2016 was $28.1 million and $41.1 million, respectively. The following is a reconciliation of adjusted EBITDA to net income (loss):

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of adjusted EBITDA to GAAP Net Income (Loss):
Net income (loss)	$449	$(1,305)	$(15,003)	$(2,589)
(Benefit) provision for income taxes	(1,269)	1,684	168	(719)
Other (income) expense, net	(367)	(329)	(625)	(891)
Depreciation and amortization	8,564	7,167	16,753	14,062
Stock-based compensation	20,726	15,516	39,836	29,187
Adjusted EBITDA	$28,103	$22,733	$41,129	$39,050

Non-GAAP Net Income

Non-GAAP net income is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: stock-based compensation expense; amortization of intangibles; the tax effect of stock-based compensation and amortization of intangibles; and the release of valuation allowance (net of tax). Non-GAAP net income for the three and six months ended June 30, 2016 was $12.5 million and $18.5 million, respectively. The following is a reconciliation of non-GAAP net income to net income (loss):

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Non-GAAP Net Income to GAAP Net Income (Loss):
GAAP net income (loss)	$449	$(1,305)	$(15,003)	$(2,589)
Stock-based compensation	20,726	15,516	39,836	29,187
Amortization of intangible assets	1,730	1,803	3,442	3,034
Tax adjustments(1)	(10,389)	(6,660)	(9,796)	(12,376)
Non-GAAP net income	$12,516	$9,354	$18,479	$17,256

(1)	Includes tax effects of stock-based compensation, amortization of intangibles, and valuation allowance.

Results of Operations

The following table sets forth our results of operations for the periods presented as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2016 or any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Local	88%	81%	87%	82%
Transactions	9	8	9	7
Brand advertising	-	6	-	6
Other services	3	5	4	5
Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9%	10%	9%	9%
Sales and marketing	54	51	57	52
Product development	19	20	20	20
General and administrative	14	14	14	16
Depreciation and amortization	5	5	5	6
Total costs and expenses	101	100	105	102

Income (Loss) from operations	(1)	-	(5)	(2)
Other income (expense), net	-	-	-	-
Income (Loss) before income taxes	-	-	(5)	(1)
Benefit (Provision) for income taxes	1	(1)	-	-
Net income (loss)	0%	(1%)	(5%)	(1%)

Three and Six Months Ended June 30, 2016 and 2015

Net Revenue

We generate revenue from our local products, transactions, other services and, through the end of 2015, brand advertising.

Local. We generate local revenue from our local advertising programs, including enhanced listing pages and performance and impression-based advertising in search results and elsewhere on our website and mobile app. We also generate local revenue from monthly subscriptions to our Yelp Reservations product, which we previously referred to as our SeatMe reservation product.

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

Other Services. We generate revenue through partner arrangements and monetization of remnant advertising inventory through third-party ad networks. These partner arrangements include allowing third-party data providers to update business listing information on behalf of businesses and resale of our local advertising products by certain partners. We also generate revenue through content licensing arrangements under our “Yelp Knowledge” social analytics program. These partner arrangements include granting third-party data providers access to Yelp data and reviews for analysis.

The following table provides a breakdown of our net revenue for the periods indicated.

			2015 to			2015 to
	Three Months Ended		2016%	Six Months Ended		2016%
	June 30,		Change	June 30,		Change
	2016	2015		2016	2015
	(dollars in thousands)			(dollars in thousands)
Net revenue by product:
Local	$151,879	$107,882	41%	$289,996	$206,452	40%
Transactions	15,518	11,304	37	30,016	17,910	68
Brand advertising	-	8,303	(100)	-	14,930	(100)
Other services	6,031	6,424	(6)	12,029	13,129	(8)
Total net revenue	$173,428	$133,913	30%	$332,041	$252,421	32%

Percentage of total net revenue by product:
Local	88%	81%		87%	82%
Transactions	9	8		9	7
Brand advertising	-	6		-	6
Other services	3	5		4	5
Total net revenue	100%	100%		100%	100%

Total net revenue increased $39.5 million, or 30%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $79.6 million, or 32%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Local revenue increased $44 million, or 41%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $83.5 million, or 40%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in both periods was primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. This growth was driven primarily by purchases of cost-per-click advertising in 2016. In the three and six months ended June 30, 2016, a majority of ad clicks were delivered on mobile.

Our transactions revenue increased $4.2 million, or 37%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $12.1 million, or 68%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in both periods was primarily the result of revenue from Eat24, which we acquired in February 2015.

As of the beginning of 2016, we no longer offer brand advertising products. As a result, we generated no brand advertising revenue in the three and six months ended June 30, 2016, a decrease of $8.3 million and $14.9 million from the three and six months ended June 30, 2015, respectively.

Our other services revenue decreased $0.4 million, or 6%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $1.1 million, or 8%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This was primarily the result of decreased partnership activity in 2016 compared to 2015.

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

	Three Months Ended			Six Months Ended
	June 30,		2015 to	June 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Cost of revenue	$15,087	$13,057	16%	$30,165	$21,756	39%
Percentage of net revenue	9%	10%		9%	9%

Cost of revenue increased $2.0 million, or 16%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $8.4 million, or 39%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in the three and six months ended June 30, 2016 were primarily attributable to increases in merchant fees related to credit card transactions of $1.6 million and $3.5 million, respectively, primarily due to growth in local and transactions revenue. Set up and creative design costs, consisting primarily of video production costs, increased by $0.7 million and $1.4 million in the three and six months ended June 30, 2016, respectively, due to greater demand by local businesses for video on their business listing pages. External website hosting, Internet service fees, and the salaries and related expenses of the internal personnel that support the website infrastructure decreased by $0.2 million in the three months ended June 30, 2016. This decrease was due to improved pricing from key website hosting vendors achieved during the three months ended June 30, 2016. These costs increased by $3.0 million during the six months ended June 30, 2016, resulting from an increase in the number of visitors to our website compared to the prior year, as well as increased headcount for personnel supporting the website infrastructure.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries (including employer payroll taxes), benefits, travel expense and incentive compensation expense, including stock-based compensation expense, for our sales and marketing employees. In addition, sales and marketing expenses include business and consumer acquisition marketing, community management, branding and advertising costs, as well as allocated facilities, insurance, business taxes and other supporting overhead costs. Historically we have focused on organic and viral growth driven by the community development efforts of our community management team, which is responsible for growing and fostering local communities, as well as coordinating events to raise awareness of our brand. As a result, we historically incurred minimal sales and marketing expenses to increase consumer awareness of Yelp. While community development continues to be our primary marketing strategy, in the second half of 2014, we began selectively testing advertising to consumers and launched our first television advertising campaign in 2015. We launched additional advertising campaigns in the first half of 2016, and plan to continue investing in various advertising channels throughout the remainder of the year.

We expect our sales and marketing expenses to increase as we expand our communities, increase the number of local advertising accounts and continue to build our brand. The majority of these expenses will be related to hiring sales employees and Community Managers, as well as costs incurred with various third-party media outlets and other advertising channels. We expect sales and marketing expenses to increase and to be our largest expense for the foreseeable future.

	Three Months Ended			Six Months Ended
	June 30,		2015 to	June 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Sales and marketing	$94,402	$68,014	39%	$190,030	$131,280	45%
Percentage of net revenue	54%	51%		57%	52%

Sales and marketing expenses increased $26.4 million, or 39%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $58.8 million, or 45%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in the three and six months ended June 30, 2016 were primarily attributable to $14.2 million and $29.7 million, respectively, in additional salaries, benefits, travel and other related expenses resulting from increased headcount, including increases of $1.2 million and $2.6 million, respectively, in stock-based compensation expense, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our advertising products and increased use of our free online business accounts. As a result of ongoing marketing campaigns, domestic and international marketing and advertising costs increased by $7.0 million and $15.3 million in the three and six months ended June 30, 2016, respectively. As a result of our increase in net revenue, our commission expense increased $2.4 million and $8.2 million in the three and six months ended June 30, 2016, respectively. In addition, we experienced increases in facilities, insurance, business taxes and other related allocations of $2.8 million and $5.6 million in the three and six months ended June 30, 2016, respectively.

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

	Three Months Ended			Six Months Ended
	June 30,		2015 to	June 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Product development	$33,098	$26,345	26%	$65,320	$50,305	30%
Percentage of net revenue	19%	20%		20%	20%

Product development expenses increased $6.8 million, or 26%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $15.0 million, or 30%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in the three and six months ended June 30, 2016 were primarily attributable to $6.9 million and $15.4 million, respectively, in additional salaries, benefits, travel and related expenses associated with an increase in headcount, including increases of $2.3 million and $5.3 million, respectively, in stock-based compensation expense. In addition, we experienced increases in the three and six months ended June 30, 2016 in facilities, insurance, business taxes and other related allocations of $0.8 million and $1.4 million, respectively, as a result of the increases in headcount. These increases were partially offset by decreases in consulting costs of $0.9 million and $1.8 million, respectively, due to decreased reliance on outside consultants.

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

	Three Months Ended			Six Months Ended
	June 30,		2015 to	June 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
General and Administrative	$23,464	$19,280	22%	$45,233	$39,217	15%
Percentage of net revenue	14%	14%		14%	16%

General and administrative expenses increased $4.2 million, or 22%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $6.0 million, or 15%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases in the three and six months ended June 30, 2016 were primarily attributable to $3.2 million and $5.7 million, respectively, in additional salaries, benefits, travel and related expenses associated with an increase in headcount, including increases of $1.5 million and $2.3 million, respectively, in stock-based compensation expense, as well as bad debt expense of $1.5 million and $1.0 million, respectively. These increases were partially offset by decreases in the three and six months ended June 30, 2016 in consulting costs of $0.7 million and $1.3 million, respectively.

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

	Three Months Ended			Six Months Ended
	June 30,		2015 to	June 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Depreciation and amortization	$8,564	$7,167	19%	$16,753	$14,062	19%
Percentage of net revenue	5%	5%		5%	6%

Depreciation and amortization expenses increased $1.4 million, or 19%, in the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and $2.7 million, or 19%, in the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increases were primarily the result of our investments in expanding our technology infrastructure and capital assets. In the three and six months ended June 30, 2016, depreciation and amortization expenses related to our fixed assets and capitalized website and software development costs increased $1.5 million and $2.4 million, respectively.

Other Income, Net

Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, gains and losses on the disposal of assets and foreign exchange gains and losses.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Interest income, net	$414	$131	$725	$263
Transaction gain (loss) on foreign exchange	(39)	263	27	92
Other non-operating income (loss), net	(8)	(65)	(127)	536
Other income, net	$367	$329	$625	$891

In the three months ended June 30, 2016, other income, net was consistent with the three months ended June 30, 2015, and in the six months ended June 30, 2016, other income, net decreased by $0.3 million compared to the six months ended June 30, 2015. The decrease in other non-operating income (loss) in the six months ended June 30, 2015 was primarily due to the release of cash in escrow relating to the acquisition of Qype GmbH. The decreases were offset by increases in foreign exchange gain due to favorable foreign exchange rate movements.

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

	Three Months Ended			Six Months Ended
	June 30,		2015 to	June 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Benefit (Provision) for taxes	$1,269	$(1,684)	175%	$(168)	$719	(123)%
Percentage of net revenue	1%	(1)%		-%	-%

For the three months ended June 30, 2016, we recognized a tax benefit of $1.3 million primarily as a result of a reduction of tax expense due to an actual year-to-date rate used in jurisdictions where a small change in estimated ordinary income has a significant impact on the effective tax rate.

For the six months ended June 30, 2016, we recognized a tax provision of $0.2 million that primarily consisted of state and foreign income tax provision on year-to-date pre-tax loss, and discrete expense related to stock-based compensation.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $196.3 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of June 30, 2016 was $4.3 million. We did not have any outstanding bank loans or credit facilities in place as of June 30, 2016. Our investment portfolio is comprised of highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under our 2012 Employee Stock Purchase Plan (“ESPP”).

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015
	(dollars in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$(12,438)	$(18,059)
Depreciation and amortization	16,753	14,062
Cash provided by operating activities	46,510	43,665
Cash used in investing activities	(29,733)	(126,070)
Cash provided by financing activities	7,855	17,151

Operating Activities. We generated $46.5 million of cash in operating activities in the six months ended June 30, 2016, primarily resulting from our net loss of $15.0 million, which included non-cash depreciation and amortization expenses of $16.8 million, non-cash stock-based compensation expense of $39.8 million and non-cash provision for doubtful accounts and sales returns of $7.4 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $13.2 million due to an increase in billings for local advertising plans, as well as the timing of payments from these customers;
●	increase in accounts payable, accrued expenses and other liabilities of $6.0 million related to the growth in our business, increase in Eat24 restaurant payable, accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors; and

●	decrease in prepaids and other assets of $3.5 million primarily due to the collection of non-trade receivables of $6.5 million, offset by a $3.0 million increase in prepayments and other assets.

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

Investing Activities. Our primary investing activities in the six months ended June 30, 2016 consisted of purchases of marketable securities, purchases of property and equipment to support the ongoing build out of our leasehold improvements for our new facilities in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property, equipment and software during the remainder of 2016.

We used $29.7 million of cash in investing activities during the six months ended June 30, 2016. Cash used in investing activities primarily related to purchases of marketable securities of $161.9 million, an increase in expenditures related to website and internally developed software of $7.0 million and purchases of property, equipment and software of $12.4 million to support the growth in our business. In addition, as part of our lease agreements for additional office space, we were obligated to deliver additional letters of credit, which resulted in an increase of $0.8 million in restricted cash. Cash used in investing was offset by $152.5 million of maturities of investment securities held-to-maturity.

We used $126.1 million of cash in investing activities during the six months ended June 30, 2015. Cash used in investing activities primarily related to the $73.4 million cash portion of the purchase price of Eat24, purchases of marketable securities of $93.9 million, an increase in expenditures related to website and internally developed software of $6.0 million and purchases of property, equipment and software of $18.1 million to support our growth in the business. Cash used in investing was offset by $63.9 million of maturities of investment securities held-to-maturity and the release of restrictions on cash of $1.7 million.

Financing Activities. During the six months ended June 30, 2016, we generated $7.9 million from financing activities, primarily due to $3.4 million in net proceeds from the issuance of common stock upon the exercise of stock options and $4.5 million in net proceeds from the sale of shares of the Company’s common stock under our ESPP.

During the six months ended June 30, 2015, we generated $17.2 million in financing activities, primarily due to $8.5 million in net proceeds from the issuance of common stock upon the exercise of stock options, $5.1 million in net proceeds from the sale of shares of the Company’s common stock under our ESPP and $4.0 million in excess tax benefit from stock-based award activity.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2015 or in the first six months of 2016.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2016 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of June 30, 2016, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties. As of June 30, 2016, the following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$327,364	$39,739	$133,866	$76,741	$77,018
Purchase obligations	$50,222	$21,405	$28,817	$-	$-

The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of June 30, 2016, our total liability for uncertain tax positions was $0.6 million of the total unrecognized benefit of $5.8 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.

We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of June 30, 2016, our future minimum rental receipts to be received under non-cancelable subleases were $9.2 million.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of June 30, 2016 would not have a material impact on our cash and cash equivalents portfolio.

Our marketable securities are comprised of fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. As we have both the ability and intent to hold these securities to maturity, such fluctuations would have no impact on our results of operations.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally in the British pound sterling, Canadian dollar and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains (losses), net related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the British pound sterling, either alone or in combination with a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the Euro and Canadian dollar, would not have a material impact on our results of operations. In the event our foreign sales and expenses increase as a proportion of our overall sales and expenses, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, though we may in the future. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants us and Eat24. The lawsuit asserts that we failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, we reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $0.6 million, which the court preliminarily approved on June 27, 2016. The settlement is currently awaiting final court approval.

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

We derive substantially all of our revenue from the sale of impression- and click-based advertising. Because traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic, slower traffic growth rates may harm our business and financial results. As a result, our ability to grow our business depends on our ability to increase traffic to and user engagement on our platform. Our traffic could be adversely affected by factors including:

●	Reliance on Internet Search Engines. As discussed in greater detail below, we rely on Internet search engines to drive traffic to our platform, including our mobile app. However, the display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not be in a position to influence the results. Although Internet search engine results have allowed us to attract a large audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our platform in the future, we may need to increase our marketing expenses, which could harm our operating results.

●	Increasing Competition. The market for information regarding local businesses is intensely competitive and rapidly changing. If the popularity, usefulness, ease of use, performance and reliability of our products and services do not compare favorably to those of our competitors, traffic may decline.

●	Review Concentration. Our restaurant and shopping categories together accounted for approximately 40% of the businesses that had been reviewed on our platform and approximately 57% of the cumulative reviews as of June 30, 2016. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

●	Our Recommendation Software. If our automated software does not recommend helpful content or recommends unhelpful content, consumers may reduce or stop their use of our platform. While we have designed our technology to avoid recommending content that we believe to be unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful.

●	Content Scraping. From time to time, other companies copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

●	Macroeconomic Conditions. Consumer purchases of discretionary items generally decline during recessions and other periods in which disposable income is adversely affected. As a result, adverse economic conditions may impact consumer spending, particularly with respect to local businesses, which in turn could adversely impact the number of consumers visiting our platform.

●	Internet Access. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our services. Similarly, any actions by companies that provide Internet access that degrade, disrupt or increase the cost of user access to our platform could undermine our operations and result in the loss of traffic.

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

In addition, the mobile market remains a rapidly evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as mobile advertising products develop, demand may increase for products that we do not offer or that may alienate our user base. Although we currently deliver ads on both our mobile app and mobile website, with 63% of ad clicks delivered on mobile in the three months ended June 30, 2016, our continued success depends on our efforts to innovate and introduce enhanced mobile solutions. If our efforts to develop compelling mobile advertising products are not successful — as a result of, for example, the difficulties detailed above — advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage.

*We rely on Internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our platform could decline and our business would be adversely affected.

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google and Bing. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not know how or otherwise be in a position to influence the results. In 2014, for example, Google made changes to its algorithms and methodologies that may be contributing to the slowing of our traffic growth rate and the decline in traffic in the fourth quarter of 2014. Google also announced that, beginning in the fourth quarter of 2015, the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use will not be penalized, the parameters of Google’s policy may change from time to time, be poorly defined and inconsistently interpreted. As a result, Google may unexpectedly penalize our app install interstitials, which may cause links to our mobile website to be featured less prominently in Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of these changes.

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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website during the three months ended June 30, 2016, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

Despite these efforts, we cannot guarantee that each of the 77.6 million reviews on our platform that have been recommended and that have not been removed as of June 30, 2016 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

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

Since our inception, we have incurred significant operating losses and, as of June 30, 2016, we had an accumulated deficit of approximately $81 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $549.7 million in 2015, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets, especially within the United States, to which we have not already expanded. In addition, we incurred net losses in the year ended December 31, 2015 and in the first quarter of 2016. As a result, you should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realized in 2014, as an indication of our future performance. Historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

As of June 30, 2016, stockholders who held shares of Class B common stock, including certain of our founders, directors, executive officers, employees and their affiliates, together beneficially owned approximately 11% of the outstanding shares of our Class A and Class B common stock, representing approximately 55% of the voting power of our outstanding capital stock. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares, which may include existing founders, officers, directors and their affiliates. This concentrated control could limit our other stockholders’ ability to influence corporate matters through as late as March 2019 and even when the shares of Class B common stock represent as little as 10% of the outstanding shares of our capital stock. As a result, the market price of our Class A common stock could be adversely affected.

*Our share price has been and will likely continue to be volatile.

The trading price of our Class A common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2015, our Class A common stock’s daily closing price ranged from $20.87 to $57.47, and was $31.93 on August 4, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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

Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2016, we had 68,795,652 shares of Class A common stock and 8,449,146 shares of Class B common stock outstanding. Although a public market exists for our Class A common stock only, shares of our Class B common stock are generally convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon transfer (subject to certain exceptions).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The board of directors has established June 15, 2017 as the date of our 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”). Because the date of the 2017 Annual Meeting will be more than 30 days after the anniversary of our 2016 Annual Meeting of Stockholders, we are informing stockholders of the change in accordance with Rule 14a-5(f) under the Exchange Act.

For stockholders who wish to present a proposal to be considered for inclusion in our proxy materials for the 2017 Annual Meeting, we have set a new deadline for the receipt of such proposals in accordance with Rule 14a-8 under the Exchange Act. To be considered timely, stockholders must submit their proposals, in writing, by January 16, 2017 to our Corporate Secretary at 140 New Montgomery Street, 9th Floor, San Francisco, California 94105, which we have determined to be a reasonable time before we begin to print and mail our proxy materials. Stockholder proposals must also comply with all applicable requirements of Rule 14a-8.

Because the 2017 Annual Meeting will be more than 30 days after the anniversary of the 2016 Annual Meeting of Stockholders, our Bylaws provide that stockholders who wish to bring a proposal or nominate a director at the 2017 Annual Meeting, but who are not requesting that the proposal or nomination be included in our proxy materials, must notify our Corporate Secretary, in writing, not earlier than the close of business on February 15, 2017 and not later than the close of business on March 17, 2017. Stockholders are advised to review the Bylaws, which contain additional requirements about advance notice of stockholder proposals and director nominations.

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

YELP INC.

Date: August 9, 2016	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-K	001-35444	3.1	3/9/2012

3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Class A Common Stock Certificate.	S-1/A	333-178030	4.1	2/3/2012

4.3	Form of Class B Common Stock Certificate.	S-1/A	333-178030	4.2	2/3/2012

10.1	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.1	4/18/2016

10.2	Employment Offer Letter, dated April 15, 2016, between Yelp Inc. and Charles Baker.	8-K	001-35444	10.1	4/21/2016

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.