Form 10-Q
period 2016-09-30
YELP INC
filed 2016-11-09
CIK 1345016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

As of October 28, 2016, there were 78,457,418 shares of registrant’s common stock, par value $0.000001 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$224,891	$171,613
Short-term marketable securities	207,404	199,214
Accounts receivable (net of allowance for doubtful accounts of $5,117 and $3,208
at September 30, 2016 and December 31, 2015, respectively)	66,588	52,755
Prepaid expenses and other current assets	15,609	19,700
Total current assets	514,492	443,282

Property, equipment and software, net	93,838	80,467
Goodwill	173,626	172,197
Intangibles, net	34,302	39,294
Restricted cash	17,311	16,486
Other non-current assets	12,019	3,701
Total assets	$845,588	$755,427

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,005	$3,388
Accrued liabilities	59,330	43,458
Deferred revenue	3,227	2,931
Total current liabilities	63,562	49,777
Long-term liabilities	16,445	12,030
Total liabilities	80,007	61,807

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.000001 par value — 200,000,000 and 500,000,000 shares authorized; 78,313,999 and 75,982,802 shares issued and outstanding at
September 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	856,115	774,022
Accumulated other comprehensive loss	(12,050)	(13,519)
Accumulated deficit	(78,484)	(66,883)

Total stockholders’ equity	765,581	693,620

Total liabilities and stockholders’ equity	$845,588	$755,427

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	$186,232	$143,559	$518,273	$395,980
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization	14,594	14,259	44,759	36,015
shown separately below)
Sales and marketing	99,274	82,949	289,304	214,229
Product development	36,369	28,511	101,689	78,816
General and administrative	24,876	20,990	70,109	60,207
Depreciation and amortization	9,159	7,562	25,912	21,624
Total costs and expenses	184,272	154,271	531,773	410,891

Income (loss) from operations	1,960	(10,712)	(13,500)	(14,911)
Other income (expense), net	327	(545)	952	346

Income (loss) before income taxes	2,287	(11,257)	(12,548)	(14,565)
Benefit (provision) for income taxes	(217)	3,175	(385)	3,894

Net income (loss) attributable to common stockholders(1)	$2,070	$(8,082)	$(12,933)	$(10,671)

Net income (loss) per share attributable to common stockholders(1)
Basic	$0.03	$(0.11)	$(0.17)	$(0.14)
Diluted	$0.02	$(0.11)	$(0.17)	$(0.14)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders(1)
Basic	77,521	75,019	76,627	74,450
Diluted	82,917	75,019	76,627	74,450

(1)	The structure of the Company's common stock changed in the three months ended September 30, 2016. Refer to Note 13 for details.

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$2,070	$(8,082)	$(12,933)	$(10,671)
Other comprehensive income:
Foreign currency translation adjustments	674	451	1,469	1,795
Other comprehensive income	674	451	1,469	1,795
Comprehensive income (loss)	$2,744	$(7,631)	$(11,464)	$(8,876)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(12,933)	$(10,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,912	21,624
Provision for doubtful accounts and sales returns	12,139	10,401
Stock-based compensation	62,396	44,870
Loss on disposal of assets and website development costs	232	130
Premium amortization, net, on marketable securities	1,082	827
Excess tax benefit from stock-based award activity	-	(4,298)
Realized gain on investments	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	(24,167)	(17,773)
Prepaid expenses and other assets	3,638	(15,057)
Accounts payable, accrued expenses and other liabilities	13,193	23,904
Deferred revenue	295	(428)
Net cash provided by operating activities	81,787	53,527
INVESTING ACTIVITIES:
Purchases of marketable securities	(221,771)	(172,717)
Maturities of marketable securities	212,500	131,870
Purchase of cost-method investment	(8,000)	-
Acquisition, net of cash received	-	(73,422)
Purchases of property, equipment and software	(17,798)	(25,358)
Proceeds from sale of property, equipment and software	77	109
Capitalized website and software development costs	(10,596)	(8,658)
Purchases of intangible assets	(179)	(647)
Changes in restricted cash	(825)	1,664
Net cash used in investing activities	(46,592)	(147,159)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	18,055	14,950
Excess tax benefit from share-based award activity	-	4,298
Repurchase of common stock	-	(482)
Net cash provided by financing activities	18,055	18,766
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	28	(639)
CHANGE IN CASH AND CASH EQUIVALENTS	53,278	(75,505)
CASH AND CASH EQUIVALENTS—Beginning of period	171,613	247,312
CASH AND CASH EQUIVALENTS—End of period	$224,891	$171,807
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$688	$137
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$4,373	$5,446
Goodwill measurement period adjustment	146	51
Issuance of common stock in connection with acquisition	-	59,158

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

ASU 2016-09 also eliminated the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit could be recognized as an increase in paid in capital. Approximately $164.1 million of federal net operating losses, $125.7 million of state net operating losses, $1.8 million of Ireland net operating losses, $1.3 million of federal research and development tax credits and $0.1 million of state Enterprise Zone credits (none of which were included in the deferred tax assets recognized in the statement of financial position as of December 31, 2015) had been attributed to tax deduction for stock-based compensation in excess of the related book expense. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2016, the start of the year in which the Company early adopted ASU 2016-09. The U.S. federal and state net operating losses and credits recognized as of January 1, 2016, as described above, have been offset by a valuation allowance. As a result, only the Ireland net operating losses resulted in a cumulative-effect adjustment to retained earnings of $0.2 million (which reduced the accumulated deficit) as of January 1, 2016.

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

Significant Accounting Policies

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units and issuances under its 2012 Employee Stock Purchase Plan, as amended (“ESPP”), to be measured based on the grant date fair value of the awards.

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

Income Taxes – Prior to January 1, 2016, the Company recognized the excess tax benefits of stock-based compensation expense as additional paid-in capital (“APIC”), and tax deficiencies of stock-based compensation expense in the income tax provision or as APIC to the extent that there were sufficient recognized excess tax benefits previously recognized. As a result of the prior requirement that excess tax benefits reduce taxes payable prior to being recognized as an increase in paid in capital, the Company had not recognized certain deferred tax assets (all tax attributes such as loss or credit carryforwards) that could have been attributed to tax deductions related to equity compensation in excess of compensation recognized for financial reporting.

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

Cost-Method Investments – Nonmarketable equity investments that the Company has determined do not meet the criteria for accounting under the equity method of accounting are accounted for using the cost method of accounting and classified as “Other non-current assets” on the condensed consolidated balance sheets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The carrying amount of investments is reviewed if events or changes in circumstances indicate that the carrying value may not be recoverable.

There have been no other material changes to the Company’s significant accounting policies from those described in the Annual Report.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when they transfer promised goods or services to customers, in an amount that reflects the consideration that the entity expects to be entitled to in exchange for such goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. In March, April and May 2016, the FASB issued implementation guidance on the considerations in principal versus agent determination, Identifying Performance Obligations and Licensing and Narrow-Scope Improvements and Practical Expedients, respectively. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 and the related implementation guidance on its consolidated financial statements.

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

In August 2016, FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Subtopic 230)” (“ASU 2016-15”). The new guidance provides clarity around the cash flow classification for eight specific issues in an effort to reduce the current and potential future diversity in practice. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

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

The following table represents the Company’s financial instruments measured at fair value as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$121,784	$-	$-	$121,784	$86,660	$-	$-	$86,660
Agency bonds	-	-	-	-	-	4,999	-	4,999
Marketable Securities:
Commercial paper	-	45,827	-	45,827	-	36,981	-	36,981
Corporate bonds	-	9,011	-	9,011	-	18,024	-	18,024
Agency bonds	-	152,615	-	152,615	-	132,102	-	132,102
Agency discount notes	-	-	-	-	-	11,986	-	11,986

Total cash equivalents and marketable securities	$121,784	$207,453	$-	$329,237	$86,660	$204,092	$-	$290,752

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within one year, as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of September 30, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$45,827	$-	$-	$45,827
Corporate bonds	9,016	-	(5)	9,011
Agency bonds	152,561	62	(8)	152,615
Total marketable securities	$207,404	$62	$(13)	$207,453

	As of December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$36,981	$-	$-	$36,981
Corporate bonds	18,027	2	(5)	18,024
Agency bonds	132,224	-	(122)	132,102
Agency discount notes	11,982	4	-	11,986
Total marketable securities	$199,214	$6	$(127)	$199,093

The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of September 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	9,011	(5)	-	-	9,011	(5)
Agency bonds	34,028	(8)	-	-	34,028	(8)
Total	$43,039	$(13)	$-	$-	$43,039	$(13)

	As of December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	10,021	(5)	-	-	10,021	(5)
Agency bonds	127,102	(122)	-	-	127,102	(122)
Total	$137,123	$(127)	$-	$-	$137,123	$(127)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2016 and 2015, the Company did not recognize any other-than-temporary impairment loss.

4. ACQUISITIONS

2015 Acquisition

On February 9, 2015, the Company acquired Eat24Hours.com, Inc. (“Eat24”). In connection with the acquisition, all of the outstanding capital stock of Eat24 was converted into the right to receive an aggregate of approximately $75.0 million in cash, less certain transaction expenses, and 1,402,844 shares of Yelp Class A common stock with an aggregate fair value of approximately $59.2 million, as determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. Of the total consideration paid in connection with the acquisition, $16.5 million in cash and 308,626 shares were initially held in escrow to secure indemnification obligations. The balance remaining in the escrow fund was $3.4 million in cash as of September 30, 2016. The key purpose underlying the acquisition was to obtain an online food ordering solution to drive daily engagement in the Company’s key restaurant vertical.

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

The Company recorded no acquisition-related costs for the three and nine months ended September 30, 2016 and zero and $0.2 million in acquisition-related costs in the three and nine months ended September 30, 2015, respectively, which were included in the general and administrative expense in the accompanying consolidated statements of operations.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Cash and cash equivalents
Cash	$103,107	$79,954
Money market funds	121,784	91,659
Total cash and cash equivalents	$224,891	$171,613

The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of September 30, 2016 and December 31, 2015, the Company had letters of credit totaling $17.3 million and $16.5 million, respectively, related to such leases.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Computer equipment	$28,634	$26,004
Software	1,318	1,213
Capitalized website and internal-use software development costs	56,546	42,320
Furniture and fixtures	13,820	10,771
Leasehold improvements	59,507	47,552
Telecommunication	3,687	2,970
Total	163,512	130,830
Less accumulated depreciation	(69,674)	(50,363)
Property, equipment and software, net	$93,838	$80,467

Depreciation expense was approximately $7.5 million and $5.8 million for the three months ended September 30, 2016 and 2015, respectively, and approximately $20.8 million and $16.7 million for the nine months ended September 30, 2016 and 2015, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired. The Company performed its annual goodwill impairment analysis during the three months ended September 30, 2016 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

The changes in the carrying amount of goodwill during the nine months ended September 30, 2016 were as follows (in thousands):

Balance as of December 31, 2015	$172,197
Goodwill measurement period adjustment	146
Effect of currency translation	1,283
Balance as of September 30, 2016	$173,626

Intangible assets at September 30, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
September 30, 2016:
Restaurant and user relationships	$29,400	$(5,190)	$24,210	8.5 years
Developed technology	9,307	(3,725)	5,582	3.3 years
Content	3,835	(2,570)	1,265	2.1 years
Trade name and other	3,359	(1,704)	1,655	2.4 years
Domains and data licenses	2,804	(1,214)	1,590	3.2 years
Advertiser relationships	1,646	(1,646)	-	0.0 years
Total	$50,351	$(16,049)	$34,302

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2015:
Restaurant and user relationships	$29,400	$(2,817)	$26,583	9.1 years
Developed technology	9,295	(2,441)	6,854	4.1 years
Content	3,922	(2,066)	1,856	2.7 years
Trade name and other	3,350	(1,139)	2,211	3.1 years
Domains and data licenses	2,625	(835)	1,790	3.9 years
Advertiser relationships	1,708	(1,708)	-	0.0 years
Total	$50,300	$(11,006)	$39,294

Amortization expense was $1.7 million for each of the three months ended September 30, 2016 and 2015, and $5.1 million and $4.8 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the estimated future amortization of purchased intangible assets for (i) the remaining three months of 2016, (ii) each of the succeeding five years and (iii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2016 (from October 1, 2016)	$1,726
2017	6,729
2018	6,280
2019	5,397
2020	3,406
2021	3,166
Thereafter	7,598
Total amortization	$34,302

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Cost-method investments	$8,000	$-
Other	4,019	3,701
Total	$12,019	$3,701

Cost-method investments represent the Company’s investment in the preferred stock of Nowait, Inc. a mobile platform that allows restaurants to manage their waitlists which was purchased on July 15, 2016. The remaining other non-current assets are primarily deferred tax assets.

9. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Restaurant revenue share liability	$15,031	$12,654
Accrued employee vacation	7,282	4,662
Accrued marketing	7,098	2,144
Accrued bonuses and commissions	4,834	4,546
Accrued employee benefits and other employee expenses	3,075	3,631
Fixed asset purchase commitments	4,267	1,318
Accrued facilities and related	2,204	1,928
Accrued consulting	1,725	1,763
Payroll taxes payable	1,579	1,938
Accrued income, withholding and business taxes	2,119	1,513
Deferred rent	1,510	786
Employee stock purchase plan liability	3,732	817
Merchant revenue share liability	855	1,212
Other accrued expenses	4,019	4,546
Total	$59,330	$43,458

10. LONG-TERM LIABILITIES

Long-term liabilities as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Deferred rent	$15,742	$11,324
Other long-term liabilities	703	706
Total	$16,445	$12,030

11. OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and nine months ended September 30, 2016 and 2015 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income, net	$478	$472	$1,203	$903
Transaction (loss) on foreign exchange	(93)	(713)	(66)	(621)
Other non-operating income (loss), net	(58)	(304)	(185)	64
Other income (expense), net	$327	$(545)	$952	$346

12. COMMITMENTS AND CONTINGENCIES

Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2016 to 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $9.3 million and $8.2 million for the three months ended September 30, 2016 and 2015, respectively, and $26.9 million and $22.7 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rentals were $0.5 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.5 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively.

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

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, the Company reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $0.2 million, which the court preliminarily approved on August 29, 2016. The settlement is currently awaiting final court approval.

Based on the preliminary settlement agreements reached in connection with the two lawsuits by former Eat24 employees described above, the Company recognized a liability for each of the proposed settlement amounts as part of its accrued liabilities as of September 30, 2016. In February 2016, $1.1 million was released to the Company from the escrow fund established in connection with the acquisition of Eat24, to fund such settlement amounts and related legal expenses.

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

Payroll Tax Audit—In June 2015, the Internal Revenue Service (“IRS”) began a payroll tax audit of the Company for 2014 and 2013. The Company has assessed the estimated range of such loss and, as of September 30, 2016, a liability of $0.5 million has been recorded. The Company expects the audits and any related assessments to be finalized in 2017.

13. STOCKHOLDERS’ EQUITY

Elimination of Dual-Class Common Stock Structure

On September 22, 2016, all outstanding shares of the Company’s Class A common stock and Class B common stock automatically converted into a single class of common stock (the “Conversion”) pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation. On September 23, 2016, the Company filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of the Class A common stock and Class B common stock. This certificate of retirement had the additional effect of eliminating the authorized Class A and Class B shares, thereby reducing the Company’s total number of authorized shares of common stock from 500,000,000 to 200,000,000.

The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	September 30, 2016		December 31, 2015
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	-	-	200,000,000	66,535,156
Class B common stock, $0.000001 par value	-	-	100,000,000	9,447,646
Common stock, $0.000001 par value	200,000,000	78,313,999	200,000,000	-
Undesignated Preferred Stock	10,000,000	-	10,000,000	-

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

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value
	Shares	Price	years)	(in thousands)
Outstanding – January 1, 2016	8,206,356	20.93	6.44	$92,454
Granted	1,254,168	22.30
Exercised	(894,252)	15.19
Canceled	(157,062)	40.25
Outstanding – September 30, 2016	8,409,210	21.39	6.29	$183,754
Options vested and exercisable as of September 30, 2016	6,236,043	18.58	5.59	$151,072

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $10.2 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and $14.9 million and $23.2 million for the nine months ended September 30, 2016 and 2015, respectively.

The weighted-average grant date fair value of options granted was $13.16 and $18.76 per share for the three months ended September 30, 2016 and 2015, respectively, and $9.60 and $25.19 per share for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, total unrecognized compensation costs related to unvested stock options was approximately $25.5 million, which is expected to be recognized over a weighted-average time period of 1.99 years.

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

A summary of RSU and RSA activity for the nine months ended September 30, 2016 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-
		Average		Weighted-
		Grant		Average Grant
	Number of	Date Fair	Number	Date Fair
	Shares	Value	of Shares	Value
Unvested—January 1, 2016	4,093,204	$39.45	312	$11.68
Granted	4,911,948	26.24	-	-
Released	(1,241,377)	36.01	(312)	11.68
Canceled	(797,546)	32.66	-	-
Unvested—September 30, 2016	6,966,229	$31.54	-	$-

As of September 30, 2016, the Company had approximately $198.7 million of unrecognized stock-based compensation expense related to RSUs and RSAs, which is expected to be recognized over the remaining weighted-average vesting period of approximately 3.09 years.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period. There were no shares purchased by employees under the ESPP during the three months ended September 30, 2016, and 200,953 shares purchased by employees under the ESPP at a weighted-average purchase price of $22.26 per share during the nine months ended September 30, 2016. There were no shares purchased by employees under the ESPP during the three months ended September 30, 2015, and 162,373 shares purchased by employees under the ESPP at a weighted-average purchase price of $31.17 per share during the nine months ended September 30, 2015. The Company recognized $0.4 million and $1.1 million of stock-based compensation expense related to the ESPP in the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $3.8 million in the nine months ended September 30, 2016 and 2015, respectively.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$764	$435	$1,572	$781
Sales and marketing	7,191	5,568	20,376	16,159
Product development	9,284	5,947	25,727	17,117
General and administrative	5,321	3,733	14,721	10,813
Total stock-based compensation	22,560	15,683	62,396	44,870

The Company capitalized $1.3 million and $0.7 million of stock-based compensation expense as website development and internal-use software costs in the three months ended September 30, 2016 and 2015, respectively, and $3.3 million and $2.2 million in the nine months ended September 30, 2016 and 2015, respectively.

14. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share attributable to common stockholders for periods prior to the Conversion are presented in conformity with the “two-class method” required for participating securities. Prior to the Conversion, shares of Class A and Class B common stock were the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock were identical, except with respect to voting and conversion. Each share of Class A common stock was entitled to one vote per share and each share of Class B common stock was entitled to ten votes per share. Shares of Class B common stock were convertible into Class A common stock at any time at the option of the stockholder, and were automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions, and in connection with certain other conversion events.

Under the two-class method, basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. The Company’s potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent, unvested shares subject to RSAs and purchases related to the ESPP. The dilutive effect of these potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of Class B common stock.

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

On September 22, 2016, the Company’s Class A and Class B common stock was converted into a single class of common stock. Because shares of Class A and Class B common stock were outstanding for a portion of the year ending December 31, 2016, the Company will continue to disclose earnings per common share, or EPS, for both classes of common stock.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
Net income (loss) attributable to common stockholders	1,869	201	(7,063)	(1,019)

Basic Shares:
Weighted-average common shares outstanding	69,978	7,543	65,556	9,463

Net income (loss) per share attributable to common stockholders
Basic:	0.03	0.03	$(0.11)	$(0.11)

	Three Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share attributable to common stock holders:
Numerator:
Allocation of undistributed earnings (losses) for basic computation	1,869	201	(7,063)	(1,019)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	201	-	-	-
Reallocation of undistributed earnings to Class B shares	-	39
Allocation of undistributed earnings (losses)	2,070	240	(7,063)	(1,019)

Denominator:
Number of shares used in basic calculation	69,978	7,543	65,556	9,463
Weighted-average effect of dilutive securities
Conversion of Class B to Class A shares	7,543	-	-	-
Stock options	3,526	2,246	-	-
Restricted stock units	1,870	-	-	-
Number of shares used in diluted calculation	82,917	9,789	65,556	9,463
Diluted net income (loss) per share attributable to common stockholders	0.02	0.02	(0.11)	(0.11)

	Nine Months Ended September 30,
	2016		2015
	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	(11,639)	(1,294)	(9,298)	(1,373)

Basic Shares:
Weighted-average common shares outstanding	68,961	7,666	64,871	9,579

Diluted Shares:
Weighted-average shares used to compute diluted net loss per share	68,961	7,666	64,871	9,579

Net loss per share attributable to common stockholders
Basic:	(0.17)	(0.17)	$(0.14)	$(0.14)
Diluted:	(0.17)	(0.17)	$(0.14)	$(0.14)

The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	1,406	8,425	3,139	8,425
Restricted stock units and awards	1,240	2,813	2,414	2,813
Contingently issuable shares	-	309	-	309

15. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company recorded an income tax provision of $0.2 million and an income tax benefit of $3.2 million for the three months ended September 30, 2016 and 2015, respectively, and an income tax provision of $0.4 million and an income tax benefit of $3.9 million for the nine months ended September 30, 2016 and 2015, respectively. The tax provision for the nine months ended September 30, 2016 is due to $0.3 million in U.S. state and foreign income tax expense and $0.1 million of discrete expense. The tax benefit for the nine months ended September 30, 2015 is due to $2.9 million in U.S. federal and state and foreign income tax benefits, and $1.0 million in discrete benefits.

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and nine months ended September 30, 2016 a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, tax credits, and non-deductible stock-based compensation expense. Jurisdictions where no benefit is recorded on forecasted losses were excluded from the consolidated effective tax rate. As of September 30, 2016, the total amount of gross unrecognized tax benefits was $8.1 million, $7.2 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of September 30, 2016, the Company had an immaterial amount related to the accrual of interest and penalties. During the three and nine months ended September 30, 2016, the Company’s gross unrecognized tax benefits increased by $2.3 million and $3.1 million, respectively, an immaterial amount of which would affect the Company’s effective tax rate if recognized.

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

It is the intention of the Company to permanently reinvest the earnings from Darwin Social Marketing Inc., Yelp UK Ltd. and Yelp Ireland Holding Company Limited and its subsidiaries. The Company does not provide for U.S. income taxes of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of September 30, 2016, the Company estimates $2.3 million of cumulative foreign earnings upon which U.S. income taxes have not been provided.

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

Net Revenue

The following table below presents the Company’s net revenue by product line for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue by product:
Local	$163,571	$115,932	$453,567	$322,385
Transactions	15,910	11,973	45,926	29,883
Brand advertising	-	8,978	-	23,907
Other services	6,751	6,676	18,780	19,805
Total net revenue	$186,232	$143,559	$518,273	$395,980

Revenue by geography is based on the billing address of the customer. During the three and nine months ended September 30, 2016 and 2015, a substantial majority of the Company’s revenue was generated in the United States. In addition, no individual customer accounted for 10% or more of consolidated net revenue in any such period.

Long-Lived Assets

The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	September 30,	December 31,
	2016	2015
United States	$90,245	$78,675
All other countries	3,593	5,493
Total	$93,838	$84,168

17. SUBSEQUENT EVENTS

On November 2, 2016 the Company announced plans to significantly reduce sales and marketing activities in certain markets outside of the United States. Restructuring costs associated with this plan will be recorded in the three months ending December 31, 2016 and will be composed primarily of severance costs for affected employees. These restructuring costs are anticipated to be in the range of $2.0 million to $4.0 million. Additionally, any changes to foreign deferred tax balances as a result of this announcement will be recorded as income tax expense in the three months ending December 31, 2016. The Company is still assessing the extent of the reduction of sales and marketing activity. No goodwill, intangible assets or other long lived assets have been determined to be impaired as a result of this announcement.

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

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

●

Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the engagement of, consumers as we look to leverage our brand and benefit from network dynamics in Yelp communities. For example, we have now integrated Nowait functionality into our platform, allowing consumers to add themselves to waitlists remotely through our mobile app. We believe this will drive daily engagement in our related verticals.

●

Enhance Monetization. We plan to continue to invest in enhancing the opportunities in our local advertising business in the United States, which is our core strength. We will continue the expansion of the Yelp Platform, new business owner products and comprehensive tools to measure the effectiveness of our products, as well as our local business outreach. For example, in the third quarter of 2016, we invested in marketing for our self-serve sales channel as well as in product and account teams to drive account growth and penetration for national advertisers.

Our overall strategy is to invest for long-term growth. During the remainder of 2016, we expect to continue to invest heavily in our U.S. and Canadian sales and marketing efforts, including growing our sales force to reach more businesses and continuing our advertising campaigns to raise brand awareness. On November 2, 2016 we announced plans to significantly reduce our sales and marketing activities in markets outside of the United States and Canada. We believe the long term return on continued investments in these markets is lower than alternative opportunities for Yelp within our core markets of the United States and Canada. We expect to wind down the majority of our sales and marketing operations outside of these markets over the remainder of 2016. As of September 30, 2016, we had 4,353 employees, which represents an increase of 19% compared to September 30, 2015.

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

As of September 30, 2016, approximately 107.4 million reviews were available on business listing pages, including approximately 23.8 million reviews that were not recommended, and 7.9 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated:

	As of September 30,
	2016	2015
	(in thousands)
Reviews	115,259	89,635

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

The following table presents our traffic for the periods indicated:

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)
Desktop Unique Visitors	77,162	78,901
Mobile Website Unique Visitors	72,040	69,117
App Unique Devices	24,900	20,121

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

	As of September 30,
	2016	2015
	(in thousands)
Claimed Local Business Locations	3,192	2,503

Local Advertising Accounts

Local advertising accounts comprise all local business accounts from which we recognize local revenue in a given three-month period. The following table presents the number of local advertising accounts during the periods presented:

	Three Months Ended
	September 30,
	2016	2015
	(in thousands)
Local Advertising Accounts	135	104

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes; other income (expense), net; depreciation and amortization and stock-based compensation expense. Adjusted EBITDA for the three and nine months ended September 30, 2016 was $33.7 million and $74.8 million, respectively. The following is a reconciliation of adjusted EBITDA to net income (loss):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA to GAAP Net Income (Loss):
Net income (loss)	$2,070	$(8,082)	$(12,933)	$(10,671)
Provision (benefit) for income taxes	217	(3,175)	385	(3,894)
Other income (expense), net	(327)	545	(952)	(346)
Depreciation and amortization	9,159	7,562	25,912	21,624
Stock-based compensation	22,560	15,683	62,396	44,870
Adjusted EBITDA	$33,679	$12,533	$74,808	$51,583

Non-GAAP Net Income

Non-GAAP net income is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: stock-based compensation expense; amortization of intangibles; the tax effect of stock-based compensation and amortization of intangibles; and the release of valuation allowance (net of tax). Non-GAAP net income for the three and nine months ended September 30, 2016 was $18.4 million and $36.9 million, respectively. The following is a reconciliation of non-GAAP net income to net income (loss):

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Reconciliation of Non-GAAP Net Income to GAAP Net Income (Loss):
GAAP net income (loss)	$2,070	$(8,082)	$(12,933)	$(10,671)
Stock-based compensation	22,560	15,683	62,396	44,870
Amortization of intangible assets	1,706	1,723	5,148	4,757
Tax adjustments(1)	(7,927)	(6,650)	(17,723)	(19,026)
Non-GAAP net income	$18,409	$2,674	$36,888	$19,930

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Local	88%	81%	88%	81%
Transactions	9	8	9	8
Brand advertising	-	6	-	6
Other services	3	5	3	5
Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8%	10%	9%	9%
Sales and marketing	53	58	55	54
Product development	20	20	20	20
General and administrative	13	15	14	15
Depreciation and amortization	5	5	5	5
Total costs and expenses	99	108	103	104

Income (loss) from operations	1	(8)	(3)	(4)
Other income (expense), net	-	-	-	-
Income (loss) before income taxes	1	(8)	(3)	(4)
Benefit (provision) for income taxes	-	2	-	1
Net income (loss)	1%	(6%)	(3%)	(3%)

Three and Nine Months Ended September 30, 2016 and 2015

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

The following table provides a breakdown of our net revenue for the periods indicated.

			2015 to			2015 to
	Three Months Ended		2016%	Nine Months Ended		2016%
	September 30,		Change	September 30,		Change
	2016	2015		2016	2015
	(dollars in thousands)			(dollars in thousands)
Net revenue by product:
Local	$163,571	$115,932	41%	$453,567	$322,385	41%
Transactions	15,910	11,973	33	45,926	29,883	54
Brand advertising	-	8,978	(100)	-	23,907	(100)
Other services	6,751	6,676	1	18,780	19,805	(5)
Total net revenue	$186,232	$143,559	30%	$518,273	$395,980	31%

Percentage of total net revenue by product:
Local	88%	81%		88%	81%
Transactions	9	8		9	8
Brand advertising	-	6		-	6
Other services	3	5		3	5
Total net revenue	100%	100%		100%	100%

Total net revenue increased $42.7 million, or 30%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and $122.3 million, or 31%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Local revenue increased $47.6 million, or 41%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and $131.2 million, or 41%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in both periods was primarily due to a significant increase in the number of customers purchasing local advertising plans as we expanded our sales force to reach more local businesses. This growth was driven primarily by purchases of cost-per-click advertising in 2016. In the three and nine months ended September 30, 2016, a majority of ad clicks were delivered on mobile.

Our transactions revenue increased $3.9 million, or 33%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and $16.0 million, or 54%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase in both periods was primarily the result of revenue from Eat24, which we acquired in February 2015.

As of the beginning of 2016, we no longer offer brand advertising products. As a result, we generated no brand advertising revenue in the three and nine months ended September 30, 2016, a decrease of $9.0 million and $23.9 million from the three and nine months ended September 30, 2015, respectively.

Our other services revenue increased $0.1 million, or 1%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and decreased $1.0 million, or 5%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This was primarily the result of decreased partnership activity in 2016 compared to 2015.

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

	Three Months Ended			Nine Months Ended
	September 30,		2015 to	September 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Cost of revenue	$14,594	$14,259	2%	$44,759	$36,015	24%
Percentage of net revenue	8%	10%		9%	9%

Cost of revenue increased $0.3 million, or 2%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and $8.7 million, or 24%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases in the three and nine months ended September 30, 2016 were primarily attributable to increases in merchant fees related to credit card transactions of $1.8 million and $5.6 million, respectively, primarily due to growth in local and transactions revenue. Set up and creative design costs, consisting primarily of video production costs, remained consistent in the three months ended September 30, 2016 and increased by $1.3 million in the nine months ended September 30, 2016, due to greater demand by local businesses for video on their business listing pages. External website hosting, Internet service fees, and the salaries and related expenses of the internal personnel that support the website infrastructure decreased by $1.4 million in the three months ended September 30, 2016. This decrease was due to improved pricing from key website hosting vendors achieved during 2016. These costs increased by $1.6 million during the nine months ended September 30, 2016, resulting from an increase in the number of visitors to our website compared to the prior year, as well as increased headcount for personnel supporting the website infrastructure, partially offset by improved pricing from key website hosting vendors achieved during 2016.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries (including employer payroll taxes), benefits, travel expense and incentive compensation expense, including stock-based compensation expense, for our sales and marketing employees. In addition, sales and marketing expenses include business and consumer acquisition marketing, community management, branding and advertising costs, as well as allocated facilities, insurance, business taxes and other supporting overhead costs. Historically, we have focused on organic and viral growth driven by the community development efforts of our community management team, which is responsible for growing and fostering local communities, as well as coordinating events to raise awareness of our brand. As a result, we historically incurred minimal sales and marketing expenses to increase consumer awareness of Yelp. While community development continues to be our primary marketing strategy, in the second half of 2014, we began selectively testing advertising to consumers and launched our first television advertising campaign in 2015. We launched additional advertising campaigns in the first three quarters of 2016, and plan to continue investing in various advertising channels throughout the remainder of the year. In November of 2016, we announced plans to reduce our sales and marketing activities in markets outside of the United States and Canada.

Nevertheless, we expect our sales and marketing expenses to increase as we expand our communities, increase the number of local advertising accounts and continue to build our brand in the United States and Canada. The majority of these expenses will be related to hiring sales employees and Community Managers, as well as costs incurred with various third-party media outlets and other advertising channels. We expect sales and marketing expenses to increase and to be our largest expense for the foreseeable future.

	Three Months Ended			Nine Months Ended
	September 30,		2015 to	September 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Sales and marketing	$99,274	$82,949	20%	$289,304	$214,229	35%
Percentage of net revenue	53%	58%		56%	54%

Sales and marketing expenses increased $16.3 million, or 20%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and $75.1 million, or 35%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases in the three and nine months ended September 30, 2016 were primarily attributable to $11.5 million and $41.3 million, respectively, in additional salaries, benefits, travel and other related expenses resulting from increased headcount, including increases of $1.6 million and $4.2 million, respectively, in stock-based compensation expense, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our advertising products and increased use of our free online business accounts. As a result of ongoing marketing campaigns, domestic and international marketing and advertising costs increased by $1.4 million and $16.7 million in the three and nine months ended September 30, 2016, respectively. As a result of our increase in net revenue, our commission expense increased $1.4 million and $9.6 million in the three and nine months ended September 30, 2016, respectively. In addition, we experienced increases in facilities, insurance, business taxes and other related allocations of $2.0 million and $7.5 million in the three and nine months ended September 30, 2016, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30,		2015 to	September 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Product development	$36,369	$28,511	28%	$101,689	$78,816	29%
Percentage of net revenue	20%	20%		20%	20%

Product development expenses increased $7.9 million, or 28%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and $22.9 million, or 29%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases in the three and nine months ended September 30, 2016 were primarily attributable to $6.2 million and $21.6 million, respectively, in additional salaries, benefits, travel and related expenses associated with an increase in headcount, including increases of $3.3 million and $8.6 million, respectively, in stock-based compensation expense. In addition, we experienced increases in the three and nine months ended September 30, 2016 in facilities, insurance, business taxes and other related allocations of $1.8 million and $3.1 million, respectively, as a result of the increases in headcount. These increases were partially offset by decreases in consulting costs of $0.1 million and $1.8 million, respectively, due to decreased reliance on outside consultants.

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

	Three Months Ended			Nine Months Ended
	September 30,		2015 to	September 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
General and Administrative	$24,876	$20,990	19%	$70,109	$60,207	16%
Percentage of net revenue	13%	15%		14%	15%

General and administrative expenses increased $3.9 million, or 19%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and $9.9 million, or 16%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases in the three and nine months ended September 30, 2016 were primarily attributable to $2.7 million and $8.4 million, respectively, in additional salaries, benefits, travel and related expenses associated with an increase in headcount, including increases of $1.6 million and $3.9 million, respectively, in stock-based compensation expense. In addition, facilities, insurance, business taxes and other related allocations increased by $0.4 million and $1.0 million in the three and nine months ended September 30, 2016, respectively, as a result of the increases in headcount, as well as an increase in bad debt expense of $2.0 million and $3.0 million, respectively. These increases were partially offset by decreases in consulting costs of $1.2 million and $2.5 million, respectively, due to decreased reliance on outside consultants.

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

	Three Months Ended			Nine Months Ended
	September 30,		2015 to	September 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Depreciation and amortization	$9,159	$7,562	21%	$25,912	$21,624	20%
Percentage of net revenue	5%	5%		5%	5%

Depreciation and amortization expenses increased $1.6 million, or 21%, in the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and $4.3 million, or 20%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increases were primarily the result of our investments in expanding our technology infrastructure and capital assets. In the three and nine months ended September 30, 2016, depreciation related to our fixed assets and capitalized website and software development costs increased $1.6 million and $4.0 million, respectively.

Other Income (Expense), Net

Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, gains and losses on the disposal of assets and foreign exchange gains and losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Other income (expense), net	$327	$(545)	$952	$346

In the three months ended September 30, 2016, other income (expense), net increased by $0.8 million compared to the three months ended September 30, 2015. This was primarily driven by losses on foreign exchange in the three months ended September 30, 2015 due to unfavorable foreign exchange rate movements. In the nine months ended September 30, 2016, other income, net increased by $0.6 million compared to the nine months ended September 30, 2015. The increase was primarily driven by higher interest income earned on the Company’s marketable investments in the nine months ended September 30, 2016.

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

	Three Months Ended			Nine Months Ended
	September 30,		2015 to	September 30,		2015 to
	2016	2015	2016%	2016	2015	2016%
	(dollars in thousands)		Change	(dollars in thousands)		Change
Benefit (Provision) for taxes	$(217)	$3,175	(107)%	$(385)	$3,894	(110)%
Percentage of net revenue	-%	2%		-%	1%

For the three months ended September 30, 2016, we recognized a tax provision of $0.2 million primarily as a result of an additional tax expense due to increased annual effective tax rate. For the three months ended September 30, 2015 a tax benefit of $3.2 million was recognized primarily due to year-to-date pre-tax losses.

For the nine months ended September 30, 2016, we recognized a tax provision of $0.4 million that primarily consisted of foreign income tax provision on year-to-date pre-tax loss, and discrete expense related to stock-based compensation. For the nine months ended September 30, 2015 a tax benefit of $3.9 million was recognized primarily due to year-to-date pre-tax losses and discrete benefits related to stock based compensation.

The changes year over year are primarily related to the valuation allowance and the application of an actual year-to-date rate used in jurisdictions where a small change in estimated ordinary income has a significant impact on the effective tax rate in the three and nine months ended September 30, 2016 that were not applicable for the three and nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $224.9 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of September 30, 2016 was $4.9 million. We did not have any outstanding bank loans or credit facilities in place as of September 30, 2016. Our investment portfolio is comprised of highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under our 2012 Employee Stock Purchase Plan, as amended (“ESPP”).

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015
	(dollars in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$(17,798)	$(25,358)
Depreciation and amortization	25,912	21,624
Cash provided by operating activities	81,787	53,527
Cash used in investing activities	(46,592)	(147,159)
Cash provided by financing activities	18,055	18,766

Operating Activities. We generated $81.8 million of cash in operating activities in the nine months ended September 30, 2016, primarily resulting from our net loss of $12.9 million, which included non-cash depreciation and amortization expenses of $25.9 million, non-cash stock-based compensation expense of $62.4 million and non-cash provision for doubtful accounts and sales returns of $12.1 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $24.2 million due to an increase in billings for local advertising plans, as well as the timing of payments from these customers;
●

increase in accounts payable, accrued expenses and other liabilities of $13.2 million, primarily driven by an increase in restaurant revenue share liability, accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors particularly marketing related; and

●	decrease in prepaids and other assets of $3.6 million primarily due to the collection of non-trade receivables of $6.3 million, offset by a $2.7 million increase in prepayments and other assets.

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

Investing Activities. Our primary investing activities in the nine months ended September 30, 2016 consisted of purchases of marketable securities, purchases of property and equipment to support the ongoing build out of our leasehold improvements for our new facilities in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect to continue to invest in property, equipment and software during the remainder of 2016.

We used $46.6 million of cash in investing activities during the nine months ended September 30, 2016. Cash used in investing activities primarily related to purchases of marketable securities of $221.8 million, an increase in expenditures related to website and internally developed software of $10.6 million, purchases of property, equipment and software of $17.8 million to support the growth in our business, our investment of $8.0 million in the preferred stock of Nowait, Inc and purchases of intangible data licenses of $0.2 million. In addition, as part of our lease agreements for additional office space, we were obligated to deliver additional letters of credit, which resulted in an increase of $0.8 million in restricted cash. Cash used in investing was offset by $212.5 million of maturities of investment securities held-to-maturity.

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

Financing Activities. During the nine months ended September 30, 2016, we generated $18.1 million from financing activities, primarily due to $13.6 million in net proceeds from the issuance of common stock upon the exercise of stock options and $4.5 million in net proceeds from the sale of shares of the Company’s common stock under our ESPP.

During the nine months ended September 30, 2015, we generated $18.8 million in financing activities, primarily due to $9.9 million in net proceeds from the issuance of common stock upon the exercise of stock options, $5.1 million in net proceeds from the sale of stock under our ESPP and $4.3 million in excess tax benefit from stock-based award activity.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2015 or in the first nine months of 2016.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2016 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of September 30, 2016, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties. As of September 30, 2016, the following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$318,701	$41,683	$134,957	$72,788	$69,273
Purchase obligations	$44,977	$20,562	$24,415	$-	$-

The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of September 30, 2016, our total liability for uncertain tax positions was $0.6 million of the total unrecognized benefit of $8.1 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.

We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of September 30, 2016, our future minimum rental receipts to be received under non-cancelable subleases were $8.7 million.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of September 30, 2016 would not have a material impact on our cash and cash equivalents portfolio.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, we reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $0.2 million, which the court preliminarily approved on August 29, 2016. The settlement is currently awaiting final court approval.

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

We derive substantially all of our revenue from the sale of impression- and click-based advertising. Because traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic, slower traffic growth rates may harm our business and financial results. As a result, our ability to grow our business depends on our ability to increase traffic to and user engagement on our platform. Our traffic could be adversely affected by factors including:

●	Reliance on Internet Search Engines. As discussed in greater detail below, we rely on Internet search engines to drive traffic to our platform, including our mobile app. However, the display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not be in a position to influence the results. Although Internet search engine results have allowed us to attract a large audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our platform in the future, we may need to increase our marketing expenses, which could harm our operating results.

●	Increasing Competition. The market for information regarding local businesses is intensely competitive and rapidly changing. If the popularity, usefulness, ease of use, performance and reliability of our products and services do not compare favorably to those of our competitors, traffic may decline.

●	Review Concentration. Our restaurant and shopping categories together accounted for approximately 40% of the businesses that had been reviewed on our platform and approximately 56% of the cumulative reviews as of September 30, 2016. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

●	Our Recommendation Software. If our automated software does not recommend helpful content or recommends unhelpful content, consumers may reduce or stop their use of our platform. While we have designed our technology to avoid recommending content that we believe to be unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful.

●	Content Scraping. From time to time, other companies copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

●	Macroeconomic Conditions. Consumer purchases of discretionary items generally decline during recessions and other periods in which disposable income is adversely affected. As a result, adverse economic conditions may impact consumer spending, particularly with respect to local businesses, which in turn could adversely impact the number of consumers visiting our platform.

●	Internet Access. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our services. Similarly, any actions by companies that provide Internet access that degrade, disrupt or increase the cost of user access to our platform could undermine our operations and result in the loss of traffic.

We also anticipate that our traffic growth rate will continue to slow over time, and potentially decrease in certain periods, as our business matures and we achieve higher penetration rates. In particular, we have already entered most major geographic markets within the United States and Canada, and we do not expect to pursue expansion in other international markets in the foreseeable future; further expansion in smaller markets may not yield similar results or sustain our growth. That our traffic growth has slowed in recent quarters even as we have expanded our operations is a reflection of this trend. As our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement on our platform. This dependence may increase as the portion of our revenue derived from performance-based advertising increases. A number of factors may negatively affect our user engagement, including if:

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

The number of people who access information about local businesses through mobile devices, including smartphones, tablets and handheld computers, has increased dramatically over the past few years and is expected to continue to increase. Although many consumers access our platform both on their mobile devices and through personal computers, we have seen substantial growth in mobile usage. We anticipate that growth in use of our mobile platform will be the driver of our growth for the foreseeable future and that usage through personal computers may continue to decline. As a result, we must continue to drive adoption of and user engagement on our mobile platform, and our mobile app in particular. If we are unable to drive continued adoption of and engagement on our mobile app, our business may be harmed and we may be unable to decrease our reliance on traffic from Google and other search engines.

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

In addition, the mobile market remains a rapidly evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as mobile advertising products develop, demand may increase for products that we do not offer or that may alienate our user base. Although we currently deliver ads on both our mobile app and mobile website, with 65% of ad clicks delivered on mobile in the three months ended September 30, 2016, our continued success depends on our efforts to innovate and introduce enhanced mobile solutions. If our efforts to develop compelling mobile advertising products are not successful — as a result of, for example, the difficulties detailed above — advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage.

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

For example, Google has previously made changes to its algorithms and methodologies that may be contributing to the slowing of our traffic growth rate, particularly in our international markets where we have less content and more competitors. We believe this headwind on our ability to achieve prominent display of our content in international unpaid search results disrupted the network effect we expected in our international markets based on what we experienced domestically, whereby increases in content led to increases in traffic. This was a contributing factor to our decision to reallocate our international sales and marketing resources. Google also announced that, beginning in the fourth quarter of 2015, the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use will not be penalized, the parameters of Google’s policy may change from time to time, be poorly defined and be inconsistently interpreted. For example, in August 2016, Google announced that it would broaden the categories of interstitials that may be penalized, effective as of January 2017. As a result, Google may unexpectedly penalize our app install interstitials, which may cause links to our mobile website to be featured less prominently in Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of these changes.

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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website during the three months ended September 30, 2016, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

*If we fail to further develop our domestic markets effectively, our revenue and business will be harmed.

We recently announced plans to reallocate our international sales and marketing resources primarily to our U.S. and Canadian markets. As a result, our continued growth depends on our ability to further develop our U.S. and Canadian communities and operations. However, our communities in many of the largest markets in the United States and Canada are in a relatively late stage of development, and further development of smaller markets may not yield similar results. If we are not able to develop these markets as we expect, or if we fail to address the needs of those markets, our business will be harmed.

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

*We face competition for both local business directory traffic and advertiser spending, and expect competition to increase in the future.

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

Our competitors may also enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. Traditional television and print media companies, for example, have large established audiences and more traditional and widely accepted advertising products. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Google, Facebook, Amazon and Microsoft, may be more successful than us in developing and marketing online advertising offerings directly to local businesses, and may leverage their relationships based on other products or services to gain additional share of advertising budgets.

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

Despite these efforts, we cannot guarantee that each of the 83.6 million reviews on our platform that have been recommended and that have not been removed as of September 30, 2016 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

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

Maintaining and enhancing our brand may also require us to make substantial investments, and these investments may not be successful. For example, our trademarks are an important element of our brand. We have faced in the past, and may face in the future, oppositions from third parties to our applications to register key trademarks. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. Whether or not our trademark applications are denied, third parties may claim that our trademarks infringe their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand. Doing so could harm our brand recognition and adversely affect our business. If we fail to maintain and enhance our brand successfully, or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

*If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.

We have experienced rapid growth in our headcount and operations, including through our acquisitions of other businesses, such as Eat24 in February 2015, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years; to manage the expected growth of our operations, we will need to continue to increase the productivity of our current employees and hire, train and manage new employees. In particular, we intend to continue to make substantial investments in our engineering organization as well as our U.S. and Canadian sales, marketing and community management organizations. As a result, we must effectively integrate, develop and motivate a large number of new employees, including employees from any acquired businesses, while maintaining the beneficial aspects of our company culture.

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

Our future also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention, and qualified individuals are in high demand; as a result, we may incur significant costs to attract them before we can validate their productivity. Volatility in the price of our common stock may make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as employee morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.

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

*Failure to protect or enforce our intellectual property rights could harm our business and results of operations.

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

Since our inception, we have incurred significant operating losses and, as of September 30, 2016, we had an accumulated deficit of approximately $78.5 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $549.7 million in 2015, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. While our recently announced plans to focus our sales and marketing resources primarily on the United States and Canada may result in some cost savings, they also limit the markets from which we generate revenue and our ability to expand internationally in the future. We expect that the more immediate loss of revenue will be immaterial, but we cannot predict the impact of these plans on our long-term international prospects or the impact that a smaller international footprint may have on our brand and reputation.

We incurred net losses in the year ended December 31, 2015 and in the first quarter of 2016. As a result, you should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realized in 2014, as an indication of our future performance. Historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

●	sales and marketing;
●	our technology infrastructure;
●	product and feature development;
●	market development efforts;
●	strategic opportunities, including commercial relationships and acquisitions; and
●	general administration, including legal and accounting expenses related to being a public company.

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

We have a limited operating history in an evolving industry that may not develop as expected, if at all. As a result, our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry, which we may not be able to address successfully. These risks and difficulties include our ability to, among other things:

●	increase the number of users of our website and mobile app and the number of reviews and other content on our platform;
●	attract and retain new advertising clients, many of which may have limited or no online advertising experience;
●	forecast revenue and adjusted EBITDA accurately, which may be more difficult as we sell more performance-based advertising, as well as appropriately estimate and plan our expenses;
●	continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;
●	effectively monetize our mobile products as usage continues to migrate toward mobile devices;
●	successfully compete with existing and future providers of other forms of offline and online advertising;
●	successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;
●	successfully manage our growth;
●	successfully develop and deploy new features and products;
●	manage and integrate successfully any acquisitions of businesses, solutions or technologies, such as Eat24;
●	avoid interruptions or disruptions in our service or slower than expected load times;
●	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;
●	hire, integrate and retain talented sales and other personnel;
●	effectively manage rapid growth in our sales force, other personnel and operations; and
●	effectively identify, engage and manage third-party partners and service providers.

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

Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:

●	changes in the products we offer, such as our phase out of brand advertising products;
●	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;
●	changes in the markets in which we operate, such our plans to reallocate our international sales and marketing resources primarily to our core markets of the United States and Canada;
●	cyclicality and seasonality, which may become more pronounced as our growth rate slows;
●	the effects of changes in search engine placement and prominence;
●	the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as laws impacting Internet neutrality;
●	the success of our sales and marketing efforts;
●	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;
●	interruptions in service and any related impact on our reputation;
●	changes in advertiser budgets or the market acceptance of online advertising solutions;
●	changes in consumer behavior with respect to local businesses;
●	changes in our tax rates or exposure to additional tax liabilities;
●	the impact of macroeconomic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses; and
●	the effects of natural or man-made catastrophic events.

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

We intend to continue to invest in our business and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any future debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be harmed.

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

*We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

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

There are also inherent challenges in measuring usage across our large user base. For example, because these metrics are based on users with unique cookies, an individual who accesses our website from multiple devices with different cookies may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single cookie may be counted as a single unique visitor. In addition, although we use technology designed to block low-quality traffic, such as robots, spiders and other software, we may not be able to prevent all such traffic, and such technology may have the effect of blocking some valid traffic. For these and other reasons, the calculations of our desktop unique visitors and mobile website unique visitors may not accurately reflect the number of people actually using our platform.

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

*Domestic and certain foreign laws may be interpreted and enforced in ways that impose new obligations on us with respect to Yelp Deals, which may harm our business and results of operations.

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

Risks Related to Ownership of Our Common Stock

*Our share price has been and will likely continue to be volatile.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2015, our common stock’s daily closing price ranged from $20.87 to $57.47, and was $32.29 on October 28, 2016. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

●	actual or anticipated fluctuations in our financial condition and operating results;
●	changes in projected operating and financial results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements of changes in strategy, such as the announcement of our plan to reallocate our international sales and marketing resources to our core U.S. and Canadian markets;
●	announcements of technological innovations or new offerings by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
●	additions or departures of key personnel;
●

actions of securities analysts who cover our company, such as publishing research or forecasts about our business (and our performance against such forecasts), changing the rating of our common stock or ceasing coverage of our company;

●	investor sentiment with respect to our competitors, business partners and industry in general;
●	reporting on our business by the financial media, including television, radio and press reports and blogs;
●	fluctuations in the value of companies perceived by investors to be comparable to us;
●	changes in the way we measure our key metrics;
●	sales of our common stock;
●	changes in laws or regulations applicable to our solutions;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
●	general economic and market conditions such as recessions or interest rate changes.

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

We do not intend to pay dividends for the foreseeable future, and as a result, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

*Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our Company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
●	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
●	specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors or our Chief Executive Officer;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
●	establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;
●	prohibit cumulative voting in the election of directors;
●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
●

require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.

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

*Future sales of our common stock in the public market could cause our share price to decline.

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2016, we had 78,313,999 shares of common stock outstanding.

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

YELP INC.

Date: November 8, 2016	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

						Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Retirement.	8-A/A	001-35444	3.1	9/23/2016

3.2	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016

3.3	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016

10.1	Transition Agreement, dated August 8, 2016, by and between Yelp Inc. and Geoff Donaker.	8-K	001-35444	10.1	8/9/2016

10.2	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.1	9/23/2016

10.3	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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