Form 10-K
period 2016-12-31
YELP INC
filed 2017-03-01
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☐     NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,076,475,388 as of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange LLC reported for June 30, 2016. Excludes an aggregate of 564,416 shares of the registrant’s Class A common stock and 8,285,277 shares of the registrant’s Class B common stock held by officers, directors, affiliated stockholders and The Yelp Foundation as of June 30, 2016. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2016, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2016. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 23, 2017, there were 79,602,606 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2016 ANNUAL REPORT ON FORM 10-K

___________________________________

Unless the context suggests otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to “Yelp,” the “Company,” “we,” “us” and “our” refer to Yelp Inc. and, where appropriate, its subsidiaries.

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

NOTE REGARDING METRICS

We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Eat24 or Yelp Reservations or from our business owner products.

While our metrics are based on what we believe to be reasonable calculations, there are inherent challenges in measuring usage across our large user base. Certain of our performance metrics, including the number of unique devices accessing our mobile app, are tracked with internal company tools, which are not independently verified by any third party and have a number of limitations. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period.

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

Our measures of traffic and other key metrics may also differ from estimates published by third parties (other than those whose data we use to calculate such metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. From time to time, we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated.

ii

PART I

Item 1. Business.

Company Overview

Yelp connects people with great local businesses by bringing “word of mouth” online and providing a platform for businesses and consumers to engage and transact. As of December 31, 2016, our users had contributed approximately 121.0 million cumulative reviews of almost every type of local business, making us the leading local business review site in the United States.

Our platform provides value to consumers and businesses alike by connecting consumers with great local businesses at the critical moment when they are deciding where to spend their money. The key strengths of our platform include:

●

Discovery. Our platform is transforming the way people discover local businesses. Each day, millions of consumers visit our website or use our mobile app to find great local businesses to meet their everyday needs. Our strong brand and the quality of our content have enabled us to attract this large audience with relatively low traffic acquisition costs.

●

Engagement. Yelp provides a platform for consumers to share their everyday local business experiences with other consumers by posting reviews, tips, photos and videos, and to engage directly with businesses, through reviews, our Request-A-Quote and Message the Business features, and by completing transactions on the Yelp Platform. Yelp also provides businesses of all sizes with a variety of free and paid services that help them engage with consumers. Businesses can register a business account for free and “claim” the Yelp business listing page for each of their locations, allowing them to provide additional information about their business and respond to reviews, among other features.

●

Advertising. Businesses that want to reach our large audience of purchase intent-driven consumers can also pay for premium services to promote themselves through targeted search advertising, discounted offers and further enhancements to their business listing pages. We generate revenue primarily from the sale of advertising on our website and mobile app to businesses. During the year ended December 31, 2016, we generated net revenue of $713.1 million, representing 30% growth over 2015, a net loss of $4.7 million and adjusted EBITDA of $120.1 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” in this Annual Report.

●

Transactions. The Yelp Platform allows consumers to transact with local businesses directly on Yelp through Yelp Eat24, the food ordering and delivery business we acquired in 2015, Yelp Reservations, our online reservations product, and integrations with partners ranging from Shoptiques.com (boutique shopping) to GolfNow (tee time booking) to BloomNation (flower ordering). In addition to providing consumers with a continuous experience from discovery to completion of transactions, the Yelp Platform creates an additional point of consumer engagement for local businesses.

At the heart of our business are the vibrant communities of contributors that contribute the content on our platform. These contributors provide rich, firsthand information about local businesses in the form of reviews and ratings, tips, photos and videos. Each review, tip, photo and video expands the breadth and depth of the content on our platform, which drives a powerful network effect: the expanded content draws in more consumers and more prospective contributors. Although measures of our content (including our cumulative review metric) and traffic (including our desktop and mobile unique visitors metrics) do not factor directly into the advertising arrangements we have with our advertising customers, this network effect underpins our ability to deliver clicks and ad impressions to advertisers. Increases in these metrics improve our value proposition to local businesses as they seek easy-to-use and effective advertising solutions. For this reason, we foster and support communities of contributors and make the consumer experience our highest priority.

Of the approximately 121.0 million cumulative reviews our contributors had submitted through December 31, 2016, approximately 85.7 million were recommended and available on business listing pages; approximately 26.9 million were not recommended and available on secondary pages; and approximately 8.4 million had been removed from our platform. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended because they provide additional perspectives and information on reviewed businesses, as well as transparency of the efficacy of our automated recommendation software.

The reviews contributed to our platform cover a wide set of local business categories, including restaurants, shopping, beauty and fitness, arts, entertainment and events, home and local services, health, nightlife, travel and hotel, auto and other categories. In the charts below, we highlight the breakdown by industry of local businesses that have received reviews on our platform and the breakdown by industry of reviews contributed to our platform through December 31, 2016.

*	The charts above include information based upon all contributed reviews and include some businesses that have received only reviews that are not recommended or have been removed.

We believe that the concentration of reviews in the restaurant and shopping categories in particular is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. The top five industry categories accounted for an aggregate of 77% of our advertising revenue (excluding advertising sold by partners) for the quarter ended December 31, 2016, broken down as follows: Home & Local Services, 30%; Restaurants, 15%; Beauty & Fitness, 12%; Health, 11%; and Shopping, 9%.

Our Products

Advertising

We provide both free and paid business listing products to businesses of all sizes. We also enable businesses to deliver targeted search advertising to large local audiences through our website and mobile app.

In our filings with the SEC prior to this Annual Report we classified revenue from our “local” products — consisting of business listing and advertising products that we sold directly to businesses and Yelp Reservations — as local revenue. In order to bring our revenue presentation into closer alignment with the operation of our business, we now classify revenue from all of our business listing and advertising products, including advertising sold by partners, as advertising revenue. As a result, revenue generated through ad resales and monetization of remnant advertising inventory through third-party ad networks is now classified as advertising revenue rather than other services revenue, and revenue from Yelp Reservations, a subscription service, is classified as other services revenue. All disclosures relating to revenue by product have been updated to reflect this revised classification for all periods presented.

Free Online Business Account

We enable businesses to create a free online business account and claim the listing page for each of their business locations. With their free business accounts, businesses can view trends (e.g. statistics and charts of the performance of their pages on our platform), use the Revenue Estimator tool (e.g. to quantify the revenue opportunity Yelp provides), message customers (e.g. by replying to messages or reviews either publicly or privately), update information (e.g. address, hours of operation) and offer Yelp Deals and Gift Certificates (as described below).

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

Ad Resales

We also generate revenue through the resale of our advertising products by certain agencies and partners, such as YP.com, as well as monetization of remnant advertising inventory through third-party ad networks.

Transactions

In addition to our advertising products, we also offer several features and consumer-interactive tools to facilitate transactions between consumers and the local businesses they find on Yelp. We recognize revenue from these sources on a net basis as transactions revenue.

Yelp Eat24	Our Yelp Eat24 business generates revenue through arrangements with restaurants in which restaurants pay a commission percentage fee on orders placed through the Yelp Eat24 platform.

Yelp Platform

The Yelp Platform allows consumers to transact directly on Yelp through integrations with partners including Nowait, Whittl, and TicketNetwork. Consumers are currently able to check wait times and join waitlists remotely, book spa and salon appointments and purchase event tickets, among many other transaction opportunities, all without leaving Yelp.

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

Brand

Through the end of 2015, we also offered advertising solutions for national brands in the form of display advertisements and brand sponsorships. We phased out these products over the second half of 2015 and redeployed the associated internal resources, including members of our brand sales team, elsewhere within our organization. Due to certain negative trends in the broader market for brand advertising products — in particular, the shift toward programmatic advertising and increasing advertiser demand for products such as video ads that are disruptive to the consumer experience — we believe this decision will provide us with a long-term strategic advantage by allowing us to focus on our core strength of advertising to local businesses and to ensure that we continue to provide a great consumer experience. We recognized revenue from these products as brand revenue through the end of 2015.

Other Services

We generate other revenue through subscription services, licensing payments for access to Yelp data and other non-advertising, non-transaction arrangements, such as certain partnerships. We recognize revenue from these sources as other services revenue.

In our filings with the SEC prior to this Annual Report other services revenue consisted of revenue generated through partner arrangements, including resale of our advertising products by certain partners, and monetization of remnant advertising inventory through third-party ad networks. As described above, for all reporting periods presented, revenue generated from resale of our advertising products and monetization of remnant advertising inventory is now classified as advertising revenue rather than other services revenue. In addition, other services revenue now includes revenue generated from our Yelp Reservations product.

Yelp Reservations

We provide restaurants, nightlife and certain other venues with the ability to offer online reservations directly from their Yelp business listing pages through our Yelp Reservations product, which also includes front-of-house management tools. We offer this product as a monthly subscription service.

Yelp Knowledge	Our Yelp Knowledge program offers local analytics and insights through access to our historical data, and is available through integrations with companies including Sprinklr, Reputology and Revinate.

Other Partnerships	Other non-advertising partner arrangements include content licensing.

Revenue by Product

The following table provides a breakdown of our revenue by product for the years indicated, reflecting the changes to our revenue categories made in the three months ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net revenue by product:
Advertising	$645,241	$471,416	$335,450
Transactions	62,495	43,854	5,247
Brand advertising	-	31,012	34,482
Other services	5,333	3,429	2,357
Total net revenue	$713,069	$549,711	$377,536

For purposes of comparison, the following table provides a breakdown of our revenue by product for the years indicated based on our revenue categories in effect prior to the three months ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net revenue by product:
Local	$624,694	$448,236	$319,137
Transactions	62,495	43,854	5,247
Brand advertising	-	31,012	34,482
Other services	25,880	26,609	18,670
Total net revenue	$713,069	$549,711	$377,536

Our Strategy

Our mission is to connect people with great local businesses. We focus on the following key strategies to grow our business, audience of consumers and advertiser base:

●

Grow Our Communities. As the number of contributors and consumers within Yelp communities continues to grow, we expect our platform to become more widely known and relevant to broader audiences, further driving the growth of reviews, consumers and local business activity. While organic growth driven by our community development efforts continues to be our primary marketing strategy, we began supplementing these efforts with advertising campaigns aimed at increasing consumer awareness of Yelp in 2014. In 2017, we plan to continue investing in marketing to leverage our brand and benefit from these network dynamics and plan to allocate a greater proportion of our advertising budget to performance marketing with the goal of expanding consumer usage, among others.

●

Increase Engagement. By continuing to develop a feature-rich experience for consumers, we believe we can increase the number of visits and searches per user. We plan to continue to invest in the development of our mobile platform, and our mobile app in particular, to take advantage of the growing number of consumers accessing Yelp through their mobile devices. Our focus will be on providing additional in-app messaging opportunities, refined search options and social features to better facilitate sharing. With mobile users already generating a majority of our new content, we believe that this approach will be an effective driver of the network effect described above.

●

Expand Our Reach. We will also continue exploring ways to make our content more widely available, including on new and evolving platforms and distribution channels, such as automobile navigation systems, wearable devices and voice-activated home devices. For example, Apple’s Siri and Amazon’s Alexa personal assistant programs currently access Yelp content to respond to local search queries.

●

Provide a Great Consumer Experience. We believe that providing a great consumer experience has been and will continue to be critical to growing our business; accordingly, as we explore opportunities to monetize our products, we remain committed to a high standard of user experience. We will not incorporate advertising or other products or solutions that we believe may excessively degrade the user experience and potentially alienate users, even if they might result in increased short-term monetization. We also plan to continue our consumer protection efforts. In 2016, for example, we expanded the municipal hygiene inspection data available on business listing pages and our consumer alerts program. We also supported federal legislation banning “gag clause” provisions in consumer-form contracts that seek to prevent consumers from writing negative reviews online, which was signed into law as The Consumer Review Fairness Act of 2016.

●

Focus on Transactions. As of December 31, 2016, we were recognizing advertising revenue from approximately 137.8 thousand advertising and subscription accounts (formerly referred to as local advertising accounts); with approximately 3.4 million businesses on our platform as of that date, we believe there is significant opportunity to increase the number of businesses advertising on Yelp. We believe the continued expansion of our transaction capabilities will not only drive further consumer engagement, but also attract additional business customers. To that end, in 2016, we expanded the number of transactions-enabled businesses and categories, streamlined the checkout process and made our Request-A-Quote feature available to logged-out traffic, allowing millions more consumers to seamlessly connect with merchants and service providers. In 2017, we plan to continue to innovate and explore ways to expand our transactions functionalities, as well as promote our existing capabilities through direct marketing.

●

Attract More Businesses. In addition to expanding our transactions capabilities, we believe that new business owner products and comprehensive tools to measure the effectiveness of our products will encourage businesses to advertise on our platform. For example, in 2016, we launched new reporting, messaging and advertising-management features for our Yelp for Business Owners app. We will also continue our local business outreach efforts, which include educating local businesses on how Yelp provides value to them as well as engaging with business owners to gain insight into how we can improve our products and services. In 2016, we held our second annual business leader summit, which brought 100 entrepreneurs representing 80 communities in the United States and Canada to our offices for two days of conversation and strategizing, and joined the U.S. Small Business Administration’s Technology Coalition to help small businesses better leverage technology by providing digital education and resources.

●

Broaden Sales Strategy. Our core strength is our advertising business in the United States and Canada. This business has a significant and growing base of revenue, and we plan to continue to pursue initiatives to enhance our opportunity in this area. We have invested, and will continue to invest, aggressively in sales resources, including increases in headcount and initiatives to increase sales force productivity. In addition to growing our established direct sales force, we are broadening our sales strategy to address the revenue opportunity from existing customers, new advertisers and new products. This includes developing new and evolving sales channels, such as our self-serve advertising channel, which provides business owners with convenient options for purchasing our products, and partnerships with select marketing agencies and resellers to provide large and medium-sized advertisers with greater access to our products. We believe these ongoing investments will lead to additional businesses advertising on Yelp.

●

Expand Our Portfolio of Revenue-Generating Products. We plan to continue to grow and develop products and partner arrangements that provide incremental value to our advertisers and business partners to encourage them to increase their advertising budgets allocated to our platform. In 2016, for example, we began monetizing Yelp data through our Yelp Knowledge program, which offers local analytics and insights through access to our historical data.

Marketing

Community Management

We establish Yelp communities through a pre-launch content development phase, followed by a hiring of a Community Manager, leading to review growth and consumer activity, which, at scale, supports our sales efforts to local businesses. We have a team of Community Managers and Community Ambassadors based across the United States, Canada, and, prior to the fourth quarter of 2016, 30 other countries worldwide. In the fourth quarter of 2016, we wound down our marketing activities in markets outside the United States and Canada, where we believe the long-term return on continued investment to be lower than opportunities for Yelp within our core markets.

Our community management team’s primary goals are to support and grow their local communities of contributors, raise brand awareness and engage with their surrounding communities through:

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

		Average	Year-Over-		Year-Over-
		Cumulative	Year Growth	Average	Year Growth in
		Reviews as of	in Average	Advertising	Average
	Number of Yelp	end of	Cumulative	Revenue in	Advertising
U.S. Market Cohort	Communities (1)	Q4 2016(2)	Reviews (3)	Q4 2016(4)	Revenue(5)
2005 – 2006 Cohort	6	7,543	24%	$10,985	30%
2007 – 2008 Cohort	14	1,711	27%	$3,328	37%
2009 – 2010 Cohort	18	635	33%	$883	35%

(1)	A Yelp community is defined as a city or region in which we have hired a Community Manager.

(2)	Average cumulative reviews is defined as the total cumulative reviews of the cohort as of December 31, 2016 (in thousands), including the reviews that were not recommended or had been removed from our platform, divided by the number of Yelp communities in the cohort.
(3)	Year-over-year growth in average cumulative reviews compares the average cumulative reviews as of December 31, 2016 with the average cumulative reviews as of December 31, 2015.
(4)	Average advertising revenue is defined as the total advertising revenue from businesses in the cohort for the quarter ended December 31, 2016 (in thousands), divided by the number of Yelp communities in the cohort.
(5)	Year-over-year growth in average advertising revenue compares average advertising revenue for the quarter ended December 31, 2016 with the average advertising revenue for the quarter ended December 31, 2015.

In general, the Yelp communities in our earlier U.S. community cohorts are more populous than those in later cohorts, and we have already entered many of the largest cities in the United States and Canada. For these and other reasons, launching additional communities may not yield results similar to those of our existing communities. As a result, we continue to believe that development of our existing communities currently provides the greatest opportunity for growth, and plan to focus our community development efforts on existing communities in 2017.

Advertising

We have historically focused on organic and viral growth driven by the community development efforts of our community management team, as described above. While community development continues to be our primary marketing strategy, we believe there is significant opportunity to increase our brand awareness and usage through targeted advertising programs. We began selectively testing advertising to consumers in the second half of 2014, and launched our first television advertising campaign in 2015, with the aim of increasing consumer awareness of our brand. We plan to continue investing in various advertising channels in 2017, with a greater portion of our advertising budget allocated to performance advertising with the objectives of increasing app usage, transaction volumes and new business customers. Our marketing expenses may continue to increase if we significantly expand these efforts to attract additional consumers and businesses.

Sales

We sell our products directly through our sales force, indirectly through partners and online through our website. Our advertising sales force consisted of 2,450 employees as of December 31, 2016 and is located across our offices in San Francisco, California; Scottsdale, Arizona; New York, New York; and Chicago, Illinois. From 2012 to 2016, we also had sales operations in Europe, including in Dublin, Ireland and Hamburg, Germany. In the fourth quarter of 2016, however, we wound down our sales activities in markets outside the United States and Canada, where we believe the long-term return on continued investment to be lower than opportunities for Yelp within our core markets.

Direct Sales. A large majority of our sales force is dedicated to selling our advertising products, with a significantly smaller component responsible for selling Yelp Eat24 and Yelp Reservation products. Sales representatives are primarily responsible for generating qualified sales leads by identifying and contacting businesses through direct engagement, direct marketing campaigns and weekly e-mails to claimed local businesses. Our direct sales force is focused on increasing revenue by adding new customers, and sales representatives are typically compensated on the basis of advertising sold in a given period.

Sales Partnerships. Since 2014, we have allowed our partners such as YP.com to sell certain of our advertising products as part of a package with their own advertising products to its advertiser bases. The products covered by these arrangements include our enhanced profile and cost-per-click advertising. We continue to explore additional partnerships for the sale or bundling of our products, as well as with select marketing agencies.

Self-Service Ads. Our online, or self-service, sales channel allows businesses to purchase advertising solutions directly from our website. Businesses can purchase performance-based cost-per-click sponsored search advertising directly through this channel. We are continuing to test approaches to this sales channel, including by offering the option of speaking with a sales representative.

Account Management. While the focus of our sales force has historically been on adding new customers, we also see opportunity to deepen our relationships with existing customers. To this end, our account management team supports existing business advertisers through client success, cross-selling and retention initiatives. Members of our account management team are currently compensated primarily through fixed salaries rather than on commissions.

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

●

Mobile Solutions. The number of people who access information about local businesses through mobile devices has increased dramatically over the past few years and is expected to continue to increase. We have seen substantial growth in mobile usage, and anticipate that growth in use of our mobile platform will be the driver of our growth for the foreseeable future. Our most engaged users are on our mobile app, making it particularly critical to our continued success. For example, in the quarter ended December 31, 2016, our mobile devices accounted for approximately 73% of all searches and approximately 66% of all ad clicks on our platform, compared to 70% and 63%, respectively, in the quarter ended December 31, 2015.

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

●

Infrastructure. Our web and mobile platforms are currently hosted from multiple locations, primarily through Amazon Web Services. We also host parts of our infrastructure within shared data environments in California and Virginia, as well as with third-party leased server providers. Our web and mobile platforms are designed to have high availability, from the Internet connectivity providers we choose, to the servers, databases and networking hardware that we deploy. We design our systems such that the failure of any individual component is not expected to affect the overall availability of our platform. We also leverage other third-party Internet-based (cloud) services such as rich-content storage, map-related services, ad serving and bulk processing.

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

Automated Recommendation Software. We use proprietary software to analyze the relevance, reliability and utility of each review submitted to our platform. The software applies the same objective standards to each review based on a wide range of data associated with the review and reviewer, regardless of whether the business being reviewed advertises on Yelp. These objective standards include various measures of relevance, reliability and utility, such as the reviewer’s type and level of activity with Yelp (which might correspond to the reviewer’s reliability or suggest reviewer biases) and whether certain reviews originate from related Internet Protocol addresses (which might mean the reviews were submitted by the same person). The results of this analysis can change over time as the software factors in new information, which may result in reviews that were previously recommended becoming not recommended, and reviews that were previously not recommended being restored to recommended status. Reviews that the software deems to be the most useful and reliable are published directly on business listing pages, though neither we nor the software purport to establish whether or not any individual review is authentic. As of December 31, 2016, our software was recommending approximately 71% of the reviews submitted to our platform. Reviews that are not recommended are published on secondary pages and do not factor into a business’s overall star rating. As of December 31, 2016, approximately 22% of the reviews submitted to our platform were not recommended but still accessible on our platform.

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

Coordination with Law Enforcement. We regularly cooperate with law enforcement and consumer protection agencies to investigate and identify businesses and individuals who may be engaged in false advertising or deceptive business practices relating to reviews. For example, in 2013, we assisted the New York Attorney General with “Operation Clean Turf,” an undercover investigation targeting review manipulation that resulted in 19 companies agreeing to pay more than $350,000 in fines to the State of New York. In 2016, in a continuation of this investigation, the New York Attorney General announced settlements with six additional businesses that tried to mislead consumers, resulting in the businesses agreeing to pay fines and to take measures to increase the honesty and transparency of their online reviews.

Legal Action. Our terms of service prohibit the buying and selling of reviews, as well as writing fake reviews. In egregious cases, we take legal action against businesses we believe to be engaged in deceptive practices based on these prohibitions.

Removal of Reviews. We regularly remove reviews from our platform that we believe violate our terms of service, including, without limitation: fake or defamatory reviews; content that has been bought, sold or traded; threatening, harassing or lewd content, as well as hate speech and other displays of bigotry; and content that violates the rights of any third party or any applicable law. Users can access information about reviews that we have removed for a particular business by clicking on a link on the business’s listing page. As of December 31, 2016, approximately 7% of the reviews submitted to our platform had been removed.

Intellectual Property

We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology and algorithms by entering into confidentiality and inventions assignment agreements with our employees and contractors, as well as confidentiality agreements with third parties.

In addition to these contractual arrangements, we also rely on a combination of patent, trade secrets, copyrights, trademarks, service marks and domain names to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations internationally. Our registration efforts have focused on gaining protection of our trademarks for Yelp and the Yelp burst logo, among others. These marks are material to our business and essential to our brand identity as they enable others to easily identify us as the source of the services offered under these marks. We currently have limited patent protection for our core business, which may make it more difficult to assert certain of our intellectual property rights. For example, the contractual restrictions and trade secrets that protect our proprietary technology and algorithms provide only a limited safeguard against infringement.

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

Competition

The market for information regarding local businesses and advertising is intensely competitive and rapidly changing. We compete for consumer traffic with traditional, offline local business guides and directories as well as online providers of local and web search. We also compete for a share of businesses’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers. Our competitors include the following types of businesses:

●

Offline. Competitors include offline media companies and service providers, many of which have existing relationships with businesses. Services provided by competitors range from yellow pages listings to direct mail campaigns to advertising and listing services in local newspapers, magazines, television and radio.

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

We compete on the basis of a number of factors. We compete for consumer traffic on the basis of factors including: the reliability of our content; the breadth, depth and timeliness of information; and the strength and recognition of our brand. We compete for businesses’ advertising budgets on the basis of factors including: the size of our consumer audience; the effectiveness of our advertising solutions; our pricing structure; and recognition of our brand.

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

As our business grows and evolves, we will also become subject to additional laws and regulations, including in jurisdictions outside of the United States. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the United States. Any failure on our part to comply with these laws may subject us to significant liabilities.

Our Culture and Employees

We take great pride in our company culture and consider it to be one of our competitive strengths. Our culture is at the foundation of our success, and it continues to help drive our business forward as a pivotal part of our everyday operations. It allows us to attract and retain a talented group of employees, create an energetic work environment and continue to innovate in a highly competitive market. As of December 31, 2016, we had 4,256 full-time employees globally.

Our culture extends beyond our offices and into the local communities in which people use Yelp. Our community management team’s responsibilities include supporting the sharing of experiences by consumers in the local markets that they serve and increasing brand awareness. We organize events several times a year to recognize our most important contributors, facilitating face-to-face interactions, building the Yelp brand and fostering the sense of true community in which we believe so strongly. We also engage with small businesses. For example, we established the Yelp Small Business Advisory Council as a way to interact with and get feedback from our core community of local business owners. We also work with the U.S. Small Business Administration and other partners to educate small business owners across the United States on best practices for online marketing.

In addition, The Yelp Foundation, a non-profit organization established by our board of directors in November 2011, or the Foundation, directly supports consumers and local businesses in the communities in which we operate. In 2011, our board of directors approved the contribution and issuance to the Foundation of 520,000 shares of our common stock, of which the Foundation had sold 160,000 shares as of December 31, 2016. The Foundation uses the proceeds from the sale of its shares of our common stock to make grants to local non-profit organizations that are actively engaged in supporting community and small business growth. As of December 31, 2016, the Foundation held 360,000 shares of common stock, representing less than 1% of our outstanding capital stock.

Information About Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

We file or furnish electronically with the U.S. Securities and Exchange Commission, or SEC, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. All materials we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

●

Review Concentration. Our restaurant and shopping categories together accounted for approximately 40% of the businesses that had been reviewed on our platform and approximately 56% of the cumulative reviews as of December 31, 2016. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

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

In addition, the mobile market remains a rapidly evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as mobile advertising products develop, demand may increase for products that we do not offer or that may alienate our user base. Although we currently deliver ads on both our mobile app and mobile website, with 66% of ad clicks delivered on mobile in the three months ended December 31, 2016, our continued success depends on our efforts to innovate and introduce enhanced mobile solutions. If our efforts to develop compelling mobile advertising products are not successful — as a result of, for example, the difficulties detailed above — advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage.

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

For example, Google has previously made changes to its algorithms and methodologies that may be contributing to the slowing of our traffic growth rate, particularly in our international markets where we have less content and more competitors. We believe this headwind on our ability to achieve prominent display of our content in international unpaid search results disrupted the network effect we expected in our international markets based on what we experienced domestically, whereby increases in content led to increases in traffic. This was a contributing factor to our decision to reallocate our international sales and marketing resources. Google also announced that, beginning in the fourth quarter of 2015, the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use will not be penalized, the parameters of Google’s policy may change from time to time, be poorly defined and be inconsistently interpreted. For example, in January 2017, Google broadened the categories of interstitials that may be penalized. As a result, Google may unexpectedly penalize our app install interstitials, which may cause links to our mobile website to be featured less prominently in Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of these changes.

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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website during the three months ended December 31, 2016, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

●

Competitiveness of Our Products. We must deliver ads in an effective manner. We may be unable to attract new advertisers if our products are not compelling or we fail to innovate and introduce enhanced products meeting advertiser expectations. For example, in their current form, our ad products may be most attractive to businesses with higher than average ratings and numbers of reviews. As a result, businesses with lower ratings and fewer reviews may not purchase our ad products, or may abandon them if they do not believe our ad products are effective. At the same time, we must balance advertiser demands against our commitment to providing a good user experience. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience. In addition, we must provide accurate analytics and measurement solutions that demonstrate the value of our advertising products compared to those of our competitors. Similarly, if the pricing of our advertising products does not compare favorably to those of our competitors, advertisers may reduce their advertising with us or choose not to advertise with us at all. The widespread adoption of any technologies that make it more difficult for us to deliver ads, such as ad-blocking programs, could also decrease our value proposition to businesses and reduce demand for our products.

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

As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products. Their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. Small and medium-sized local businesses in particular have historically experienced high failure rates. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, declining advertising budgets, closures and bankruptcies. The negative impact of attrition on our financial results may be greater with respect to advertisers who are billed in arrears, as the vast majority of our advertisers now are, if they fail to make payment on ads that have already been delivered. In addition, our recent phase out of our brand advertising products, which had been an additional source of revenue for us, may make us more susceptible to fluctuations and attrition from small and medium-sized businesses. To grow our business, we must continually add new advertisers to replace advertisers who choose not to renew their advertising, or who go out of business or otherwise fail to fulfill their advertising contracts with us, which we may not be able to do.

If we fail to further develop our domestic markets effectively, our revenue and business will be harmed.

In the fourth quarter of 2016, we wound down our international sales and marketing operations and reallocated the associated resources primarily to our U.S. and Canadian markets. As a result, our continued growth depends on our ability to further develop our U.S. and Canadian communities and operations. However, our communities in many of the largest markets in the United States and Canada are in a relatively late stage of development, and further development of smaller markets may not yield similar results. If we are not able to develop these markets as we expect, or if we fail to address the needs of those markets, our business will be harmed.

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

We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing and administrative software solutions. We also rely on partners for various transactions available through the Yelp Platform, including Booker for spa and salon appointments, Locu for menu data and BloomNation for flower deliveries, among others. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. It is possible that these third parties may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to our partners in particular, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, our entry into the online reservations space with our acquisition of SeatMe, Inc. in 2013 put us in competition with OpenTable, which led to the end of our partnership in 2015. Our focus on integrating additional partners to expand the Yelp Platform may exacerbate this risk.

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

Despite these efforts, we cannot guarantee that each of the 85.7 million reviews on our platform that had been recommended and that had not been removed as of December 31, 2016 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

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

To manage our growth, we may need to improve our operational, financial and management systems and processes, which may require significant capital expenditures and allocation of valuable management and employee resources, as well as subject us to the risk of over-expanding our operating infrastructure. For example, it can be difficult to train thousands of sales employees across multiple offices according to the same business standards, practices and laws, and we have been the subject of lawsuits alleging that we have failed to do so. For example, we are the subject of a putative class action lawsuit alleging that our sales force does not properly disclose that calls may be monitored or recorded for quality assurance. However, if we fail to scale our operations successfully and increase productivity, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, software engineers, marketing professionals and advertising sales staff. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular may be disruptive to our business. For example, in 2016 we appointed a new Chief Financial Officer, and our long-time Chief Operating Officer stepped down from his position. If our senior management team, including our Chief Financial Officer or any other new hires that we may make, fails to work together effectively or execute our plans and strategies on a timely basis, our business could be harmed.

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

We regard the protection of our trade secrets, copyrights, trademarks, patent rights and domain names as critical to our success. In particular, we must maintain, protect and enhance the “Yelp” brand. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain jurisdictions abroad. While we are pursuing a number of patent applications, we currently have only limited patent protection for our core business, which may make it more difficult to assert certain of our intellectual property rights. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, as well as confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information or deter independent development of similar technologies by others.

Effective trade secret, copyright, trademark, patent and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. Seeking protection for our intellectual property, including trademarks and domain names, is an expensive process and may not be successful, and we may not do so in every location in which we operate. Similarly, the process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Litigation may become necessary to enforce our patent or other intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. For example, we may incur significant costs in enforcing our trademarks against those who attempt to imitate our “Yelp” brand. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.

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

Since our inception, we have incurred significant operating losses and, as of December 31, 2016, we had an accumulated deficit of approximately $70.2 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $713.1 million in 2016, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. While our recently announced plans to focus our sales and marketing resources primarily on the United States and Canada may result in some cost savings, they also limit the markets from which we generate revenue and our ability to expand internationally in the future. We expect that the more immediate loss of revenue will be immaterial, but we cannot predict the impact of these plans on our long-term international prospects or the impact that a smaller international footprint may have on our brand and reputation.

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

We have a limited operating history in an evolving industry that may not develop as expected, if at all. As a result, our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry, which we may not be able to address successfully. These risks and difficulties include our ability to, among other things:

●	increase the number of users of our website and mobile app and the number of reviews and other content on our platform;
●	attract and retain new advertising clients, many of which may have limited or no online advertising experience;
●	forecast revenue and adjusted EBITDA accurately, which is made more difficult by the large percentage of our revenue derived from performance-based advertising, as well as appropriately estimate and plan our expenses;
●	continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;
●	effectively monetize our mobile products as usage continues to migrate toward mobile devices;
●	successfully compete with existing and future providers of other forms of offline and online advertising;
●	successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;
●	successfully manage our growth;
●	successfully develop and deploy new features and products;
●	manage and integrate successfully any acquisitions of businesses, solutions or technologies, such as Nowait;
●	avoid interruptions or disruptions in our service or slower than expected load times;
●	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;
●	hire, integrate and retain talented sales and other personnel;
●	effectively manage rapid growth in our sales force, other personnel and operations; and
●	effectively identify, engage and manage third-party partners and service providers.

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

Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:

●	changes in the products we offer, such as our phase out of brand advertising products;
●	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

●	changes in the markets in which we operate, such as the wind down of our international sales and marketing operations to focus on our core markets of the United States and Canada;
●	cyclicality and seasonality, which may become more pronounced as our growth rate slows;
●	the effects of changes in search engine placement and prominence;
●	the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as laws impacting Internet neutrality;
●	the success of our sales and marketing efforts;
●	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;
●	interruptions in service and any related impact on our reputation;
●	changes in advertiser budgets or the market acceptance of online advertising solutions;
●	changes in consumer behavior with respect to local businesses;
●	changes in our tax rates or exposure to additional tax liabilities;
●	the impact of macroeconomic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses; and
●	the effects of natural or man-made catastrophic events.

Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP. These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board, or FASB, and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results. In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which will supersede existing revenue guidance under GAAP and will be effective for us for annual reporting periods beginning after December 15, 2017, including interim periods within that period. The new guidance requires companies to recognize revenue when they transfer promised goods or services to customers, in an amount that reflects the consideration that the company expects to be entitled to in exchange for such goods or services. We are still in the process of evaluating the impact of the new revenue standard. Refer to Note 2 of our consolidated financial statements for additional information on the new guidance and its potential impact on us.

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

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to our income statement.

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

We track certain performance metrics — including the number of unique devices accessing our mobile app in a given period, page views and calls and clicks for directions and map views — with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including key metrics that we report. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period. If the internal tools we use to track these metrics over- or under-count performance or contain algorithm or other technical errors, the data we report may not be accurate. In addition, limitations or errors with respect to how we measure data may affect our understanding of certain details of our business, which could affect our longer-term strategies.

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

Domestic and certain foreign laws may be interpreted and enforced in ways that impose new obligations on us with respect to Yelp Deals, which may harm our business and results of operations.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2016, our common stock’s daily closing price ranged from $15.23 to $42.16, and was $33.47 on February 23, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, factors that may cause volatility in our share price include:

●	actual or anticipated fluctuations in our financial condition and operating results;
●	changes in projected operating and financial results;
●	actual or anticipated changes in our growth rate relative to our competitors;

●	announcements of changes in strategy, such as the announcement of our plan to wind down our international sales and marketing operations to focus on our core U.S. and Canadian markets;
●	announcements of technological innovations or new offerings by us or our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
●	additions or departures of key personnel;
●	actions of securities analysts who cover our company, such as publishing research or forecasts about our business (and our performance against such forecasts), changing the rating of our common stock or ceasing coverage of our company;
●	investor sentiment with respect to our competitors, business partners and industry in general;
●	reporting on our business by the financial media, including television, radio and press reports and blogs;
●	fluctuations in the value of companies perceived by investors to be comparable to us;
●	changes in the way we measure our key metrics;
●	sales of our common stock;
●	changes in laws or regulations applicable to our solutions;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
●	general economic and market conditions such as recessions or interest rate changes.

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

Future sales of our common stock in the public market could cause our share price to decline.

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2016, we had 79,429,833 shares of common stock outstanding.

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

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants us and Eat24. The lawsuit asserts that we failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, we reached a preliminary agreement to settle this matter, which the court preliminarily approved on June 27, 2016. The settlement received final court approval on December 5, 2016 and the $550 thousand settlement amount was paid on February 10, 2017.

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, we reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $0.2 million, which the court preliminarily approved on August 29, 2016. The settlement received final court approval on February 1, 2017.

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

Market Information

Our common stock, par value $0.000001 per share, is listed on the New York Stock Exchange LLC, or NYSE, under the symbol “YELP.” We previously had two classes of common stock outstanding — Class A common stock and Class B common stock — which converted into a single class of common stock on September 22, 2016. Prior to such date, our Class A common stock, par value $0.000001 per share, was listed on the NYSE under the same symbol as our common stock. There was no public trading market for our Class B common stock, par value $0.000001 per share.

The following table sets forth on a per-share basis the high and low intraday sales prices of (i) our Class A common stock through September 22, 2016 and (ii) our common stock thereafter, in each case as reported by the NYSE for the periods presented:

	2016		2015
	High	Low	High	Low
First Quarter	$28.55	$14.53	$57.70	$42.10
Second Quarter	$30.54	$19.21	$52.51	$37.91
Third Quarter	$41.94	$28.68	$43.49	$20.50
Fourth Quarter	$43.36	$32.00	$32.47	$20.60

On February 23, 2017, the last reported sale price of our common stock was $33.47.

Stockholders

As of the close of business on February 23, 2017, there were 51 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

We have presented below the cumulative total return to our stockholders during the period from March 2, 2012 (the date our common stock commenced trading on the NYSE) through December 31, 2016 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

	Period
Index	3/2/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Yelp Inc.	100	126	460	365	192	254
NYSE Composite Index	100	106	128	134	125	136
NYSE Arca Tech 100 Index	100	104	139	159	156	173

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

Issuer Purchases of Equity Securities

No shares of our common stock were repurchased during the three months ended December 31, 2016.

Item 6. Selected Consolidated Financial and Other Data.

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2013 and 2012, as well as the consolidated balance sheet data as of December 31, 2014, 2013 and 2012, are derived from audited consolidated financial statements that are not included in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in any period in the future.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Net revenue	$713,069	$549,711	$377,536	$232,988	$137,567
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown
separately below)(1)	60,363	51,015	24,382	16,561	9,928
Sales and marketing(1)	382,854	301,764	201,050	131,970	85,915
Product development(1)	138,549	107,786	65,181	38,243	20,473
General and administrative(1)	97,481	80,866	58,274	42,907	31,531
Depreciation and amortization(1)	35,346	29,604	17,590	11,455	7,223
Restructuring and integration(1)	3,455	-	—	675	1,262
Total costs and expenses	718,048	571,035	366,477	241,811	156,332
Income (Loss) from operations	(4,979)	(21,324)	11,059	(8,823)	(18,765)
Other income (expense), net	1,694	386	221	(407)	(226)
Income (Loss) before income taxes	(3,285)	(20,938)	11,280	(9,230)	(18,991)
Benefit from (Provision for) income taxes	(1,385)	(11,962)	25,193	(838)	(122)
Net income (loss)	(4,670)	(32,900)	36,473	(10,068)	(19,113)
Accretion of redeemable convertible preferred stock	-	-	-	-	(32)
Net income (loss) attributable to common stockholders (Class A and B)	$(4,670)	$(32,900)	$36,473	$(10,068)	$(19,145)

Net income (loss) per share attributable to common stockholders (Class A and B):
Basic	$(0.06)	$(0.44)	$0.51	$(0.15)	$(0.35)
Diluted	$(0.06)	$(0.44)	$0.48	$(0.15)	$(0.35)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (Class A and B):
Basic	77,186	74,683	71,936	65,665	54,149
Diluted	77,186	74,683	76,712	65,665	54,149

(1)	Stock-based compensation expense included in the statements of operations data above was as follows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue	$2,446	$1,117	$729	$421	$122
Sales and marketing	27,098	21,962	15,083	10,131	4,917
Product development	36,323	23,431	14,804	6,270	1,705
General and administrative	20,394	14,332	11,657	9,300	8,134
Restructuring and integration	-	-	-	555	-
Total stock-based compensation	$86,261	$60,842	$42,273	$26,677	$14,878

Consolidated Balance Sheet Data:

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Cash and cash equivalents	$272,201	$171,613	$247,312	$389,764	$95,124
Property, equipment and software, net	92,440	80,467	62,761	30,666	14,799
Working capital(1)	500,780	393,505	386,785	391,844	91,218
Total assets	885,206	755,427	629,650	515,977	187,696
Total stockholders’ equity	807,186	693,620	588,150	486,483	165,662

(1)	Working capital comprises of total current assets less total current liabilities

Other Financial and Operational Data:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Reviews(1)	121,022	95,210	71,232	52,757	35,959
Desktop Unique Visitors(2)	73,466	74,607	77,628	77,713	62,336
Mobile Web Unique Visitors(3)	65,351	65,860	57,770	42,292	23,972
App Unique Devices(4)	24,073	20,006	14,541	10,613	9,178
Claimed Local Business Locations(5)	3,363	2,648	2,029	1,488	994
Advertising and Subscription Accounts(6)	138	111	84	54	31
Adjusted EBITDA(7)	$120,083	$69,122	$70,922	$29,429	$4,598

(1)	Represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were not recommended or that had been removed from our platform. We define a review as each individually written assessment submitted by a user who has registered by creating a public profile on our platform. For more information, including information regarding reviews that are not recommended and removed reviews, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Reviews.”
(2)	Represents the average number of desktop unique visitors for the last three months of the period, calculated as the number of “users,” as measured by Google Analytics, who visited our non-mobile optimized website at least once in a given month, averaged over the three-month period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Traffic.”
(3)	Represents the average number of mobile website unique visitors for the last three months of the period, calculated as the number of “users,” as measured by Google Analytics, who visited our mobile-optimized website at least once in a given month, averaged over the three-month period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Traffic.”
(4)	Represents the average number of unique mobile devices using our mobile app for the last three months of the period, calculated as the number of unique mobile devices that used our mobile app in a given month, averaged over the three month period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Traffic.”
(5)	Represents the cumulative number of business locations that had been claimed on Yelp worldwide since 2008, as of the period end. We define a claimed local business location as each business address for which a business representative has visited our website and claimed the free business listing page for the business located at that address. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Claimed Local Business Locations.”
(6)	Represents the number of business accounts from which we recognized advertising and subscription revenue during the last three months of the period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Advertising and Subscription Accounts.”

(7)	Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision (benefit) for income taxes, other income (expense), net, depreciation and amortization, stock-based compensation expense, and restructuring and integration costs. We believe that adjusted EBITDA provides useful information to investors for understanding and evaluating our operating results in the same manner as our management and our board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies, and should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability. Users of this financial information should consider the types of events and transactions for which adjustments have been made. For more information about adjusted EBITDA, as well as a reconciliation of this non-GAAP financial measure to net income (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Non-GAAP Financial Measures—Adjusted EBITDA.”

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

We derive substantially all of our revenue from the sale of advertising products. In the year ended December 31, 2016, our net revenue was $713.1 million, which represented an increase of 30% from the year ended December 31, 2015, and we recorded a net loss of $4.7 million and adjusted EBITDA of $120.1 million. In the year ended December 31, 2015, our net revenue was $549.7 million, which represented an increase of 46% from the year ended December 31, 2014, and we recorded a net loss of $32.9 million and adjusted EBITDA of $69.1 million.

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

●

Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the engagement of, consumers as we look to leverage our brand and benefit from network dynamics in Yelp communities. In addition to continuing our efforts to raise brand awareness, we plan to allocate a greater proportion of our advertising budget to performance advertising, with the objective of growing our communities, among other goals. We also plan to continue to invest in our mobile platform, where we find our most engaged users, and in our transaction capabilities, which we believe will driver further consumer engagement. Together with our continued focus on making our content widely available and developing innovative features, while maintaining a great user experience, we believe these investments will attract new consumers as well as increase the number of visits and searches per user.

●

Enhance Monetization. Our core strength is our advertising business in the United States and Canada. In the fourth quarter of 2016, we carried out a significant reduction in our sales and marketing activities outside the United States and Canada, where we believe the long-term return on continued investment to be lower than alternative opportunities for the business within our core markets. We plan to continue to invest in initiatives to enhance our opportunities in the United States and Canada, including aggressively growing our sales force in order to reach more businesses; however, we will also broaden our sales strategy by developing new and evolving sales channels, such as self-serve advertising and partnerships with marketing agencies and resellers, and deepening our relationships with existing customers. In addition, we will continue the expansion of the Yelp Platform to drive transaction volume, new business owner products and comprehensive tools to measure the effectiveness of our products, as well as our local business outreach.

We expect to continue to invest in capital expenditures in 2017 to support the growth of our business, primarily to increase our office space, upgrade our technology and infrastructure to improve the ability of our platform to handle the projected increase in usage, and enable the release of new features and solutions. As a result of this investment philosophy, we expect that our operating expenses will continue to increase for the foreseeable future.

Factors Affecting Our Performance

Traffic and User Engagement. Changes in consumer traffic, as well as the quality and quantity of contributed content, has affected and will continue to affect our revenue and financial performance. Traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic; as a result, our ability to grow our business depends on our ability to increase traffic on our platform. Because we rely on Internet search engines to drive traffic to our platform, a significant portion of our traffic can be affected by a number of factors, many of which are not in our direct control. Changes in a search engine’s ranking algorithms, methodologies or design layouts may result in links to our website not being prominent enough to drive traffic to our website and mobile app.

For example, Google has previously made changes to its algorithms and methodologies that may be contributing to the slowing of our traffic growth rate, particularly in our international markets where we have less content and more competitors. We believe this headwind on our ability to achieve prominent display of our content in international unpaid search results disrupted the network effect we expected in our international markets based on what we experienced domestically, whereby increases in content led to increases in traffic. This was a contributing factor to our decision to wind down our international sales and marketing operations. Google also announced that, beginning in the fourth quarter of 2015, the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use will not be penalized, the parameters of Google’s policy may change from time to time, be poorly defined and be inconsistently interpreted. For example, in January 2017, Google broadened the categories of interstitials that may be penalized. As a result, Google may unexpectedly penalize our app install interstitials, which may cause links to our mobile website to be featured less prominently in Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of these changes.

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

Ability to Attract and Retain Advertisers. Our revenue growth is driven by our ability to attract and retain local business that purchase our advertising products. Our largest sales and marketing expenses consist of the costs associated with acquiring advertisers. We spent a majority of our sales and marketing expense for 2016 on initiatives related to advertiser acquisition and expect to continue to expend significant amounts to attract additional advertisers. At the same time, our advertising agreements increasingly provide for performance-based cost-per-click payment terms, which may make it more difficult to forecast advertising revenue accurately. In addition, our advertisers typically do not have long-term obligations to purchase our products, and their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. The small and medium-sized businesses on which we heavily rely often have limited advertising budgets and may be disproportionately affected by economic downturns. As a result, a worsening economic outlook would likely cause businesses to decrease investments in advertising, which could adversely affect our revenue.

Investment in Growth. We have invested aggressively in the growth of our platform and intend to continue to invest to support this growth as we expand the Yelp Platform, grow our communities and local business base, hire additional employees and further develop our technology. We also plan to invest in product development as we continue to innovate and introduce new advertising and e-commerce products, explore new platforms and distribution channels and develop partner arrangements that provide incremental value to our advertisers and business partners to encourage them to increase their advertising budgets allocated to our platform. We expect that these investments will increase our operating expenses, and that any increase in revenue resulting from product innovations will likely trail the increase in expenses. For example, in 2015, we launched our first television and digital advertising campaign to increase consumer awareness of our brand; while we believe these marketing efforts will increase traffic in the longer term, we do not expect the effect to be immediate. We plan to continue investing in various advertising channels in 2017.

Community Development. Our long-term growth depends on our ability to successfully develop Yelp communities. It can take years for our platform to achieve a critical mass of consumers and reviews to drive meaningful traction of our advertising products and to begin generating revenue in a particular community. As a result, we may continue to generate losses in new communities for an extended period, and different communities can be expected to grow at different rates and generate varying levels of revenue. As with most businesses, we expect our revenue growth to slow as our business matures over time. Advertising revenue for the oldest cohort of Yelp communities in the United States, which launched in 2005-2006, grew at 30% in 2016 compared to 2015. This is lower than the growth rate of advertising revenue for the 2007-2008 cohort, which grew 37% over the same period. We believe this is indicative of continued revenue growth, but slowing revenue growth for older communities.

In the fourth quarter of 2016, we wound down our international sales and marketing operations, including our international community management team, and reallocated the associated resources primarily to our U.S. and Canadian markets. As a result, our continued growth depends on our ability to further develop our U.S. and Canadian communities and operations. However, we have already entered many of the largest cities in the United States and Canada, and launching additional communities may not yield results similar to those of our existing communities. As a result, we continue to believe that development of our existing communities currently provides the greatest opportunity for growth, and plan to focus our community development efforts on existing communities in 2017.

Acquisitions. As part of our business strategy, we may determine to expand our product offerings and grow our business through the acquisition of complementary businesses or technologies. For example, in February 2017, we acquired Nowait, a restaurant technology company with the industry’s leading waitlist system and seating tool. This will help drive Yelp’s daily engagement in the key restaurant vertical. Our acquisitions will affect our future financial results due to factors such as the amortization of acquired intangible assets.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Eat24 or Yelp Reservations, or from our business owner products.

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

As of December 31, 2016, approximately 112.6 million reviews were available on business listing pages, including approximately 26.9 million reviews that were not recommended, after 8.4 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated:

	As of December 31,
	2016	2015	2014
	(in thousands)
Reviews	121,022	95,210	71,232

Traffic

Traffic to our website and mobile app has three components: visitors to our non-mobile optimized website (our “desktop website”), visitors to our mobile-optimized website (our “mobile website”) and mobile devices accessing our mobile app. We use the following metrics to measure each of these traffic streams:

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

The following table presents our traffic for the periods indicated:

	Three Months Ended December 31,
	2016	2015	2014
	(in thousands)
Desktop Unique Visitors	73,466	74,607	77,628
Mobile Web Unique Visitors	65,351	65,860	57,770
App Unique Devices	24,073	20,006	14,541

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

	As of December 31,
	2016	2015	2014
	(in thousands)
Claimed Local Business Locations	3,363	2,648	2,029

Advertising and Subscription Accounts

Advertising and subscription accounts, which we previously referred to as local advertising accounts, consist of business accounts from which we recognized (a) advertising revenue (excluding business accounts that purchased advertising solely through our partners) and (b) revenue from Yelp Reservations subscriptions in a given three-month period. The following table presents the number of advertising and subscription accounts during the periods presented:

	Three Months Ended December 31,
	2016	2015	2014
	(in thousands)
Advertising and Subscription Accounts	138	111	84

Non-GAAP Financial Measures

Our consolidated financial statements are prepared in accordance with GAAP. However, we have also disclosed below adjusted EBITDA and non-GAAP net income, which are non-GAAP financial measures. We have included adjusted EBITDA and non-GAAP net income because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA and non-GAAP net income can provide a useful measure for period-to-period comparisons of our primary business operations. Accordingly, we believe that adjusted EBITDA and non-GAAP net income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; and restructuring and integration costs. Adjusted EBITDA for the year ended December 31, 2016 was $120.1 million. The following is a reconciliation of adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA to GAAP Net Income (Loss):
Net income (loss)	$(4,670)	$(32,900)	$36,473	$(10,068)	$(19,113)
(Benefit from) Provision for income taxes	1,385	11,962	(25,193)	838	122
Other (income) expense, net	(1,694)	(386)	(221)	407	226
Depreciation and amortization	35,346	29,604	17,590	11,455	7,223
Stock-based compensation	86,261	60,842	42,273	26,122	14,878
Restructuring and integration costs(1)	3,455	-	-	675	1,262
Adjusted EBITDA	$120,083	$69,122	$70,922	$29,429	$4,598

(1)	Restructuring and integration includes $0.6 million in stock-based compensation expense for the year ended December 31, 2013.

Non-GAAP Net Income

Non-GAAP net income is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: stock-based compensation expense; amortization of intangibles; restructuring and integration costs; and the tax effect of stock-based compensation, amortization of intangibles, restructuring and integration costs and valuation allowance. Non-GAAP net income for the year ended December 31, 2016 was $59.4 million. The following is a reconciliation of non-GAAP net income to net income (loss):

Year Ended December 31,
2016
(in thousands)
Reconciliation of Non-GAAP Net Income to GAAP Net Income (Loss):
Net income (loss)	$(4,670)
Stock-based compensation	86,261
Amortization of intangible assets	6,805
Restructuring and integration costs	3,455
Tax adjustments (1)	(32,411)
Non-GAAP net income	$59,440

(1)	Includes tax effects of stock-based compensation, amortization of intangibles, restructuring and integration, and valuation allowance.

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

	Year Ended December 31,
	2016	2015	2014
	(as a percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising	90%	86%	89%
Transactions	9	8	1
Brand advertising	-	6	9
Other services	1	-	1
Total net revenue	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8%	9%	6%
Sales and marketing	55	55	54
Product development	19	20	17
General and administrative	14	15	15
Depreciation and amortization	5	5	5
Restructuring and integration cost	-	-	-
Total costs and expenses	101	104	97
Income (Loss) from operations	(1)	(4)	3
Other income (expense), net	-	-	-
Income (Loss) before income taxes	(1)	(4)	3
Benefit from (Provision for) income taxes	-	(2)	7
Net income (loss)	(1%)	(6%)	10%

Years Ended December 31, 2016, 2015 and 2014

Net Revenue

We generate revenue from our advertising products, transactions, other services and, through the end of 2015, brand advertising.

Advertising. We generate advertising revenue from our advertising programs, which consist of enhanced listing pages and performance and impression-based advertising in search results and elsewhere on our website and mobile app. Advertising revenue also includes revenue generated from resale of our advertising products by certain partners and monetization of remnant advertising inventory through third-party ad networks.

Transactions. We generate revenue from various transactions with consumers, including through Yelp Eat24, Platform transactions and the sale of Yelp Deals and Gift Certificates. Yelp Eat24 generates revenue through arrangements with restaurants, in which restaurants pay a commission percentage fee on orders placed through the Yelp Eat24 platform. We record revenue associated with Yelp Eat24’s transactions on a net basis. Our Platform partnerships are revenue-sharing arrangements that provide consumers with the ability to complete food delivery transactions, order flowers and book spa and salon appointments, among others, through third parties directly on Yelp. We earn a fee on our Platform partnerships for acting as an agent for these transactions, which we record on a net basis and include in revenue upon completion of a transaction. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and include in revenue upon a consumer’s purchase of a deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to consumers through their business listing pages. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and include in revenue upon a consumer’s purchase of the Gift Certificate.

Brand Advertising. Through the end of 2015, we generated revenue from brand advertising through the sale of display advertisements and brand sponsorships to national brands. We phased out these products to focus on our core strength of local advertising.

Other Services. We generate revenue through our Yelp Reservations product, licensing payments for access to Yelp data through our Yelp Knowledge program and other non-advertising related partnerships.

The following table provides a breakdown of our net revenue for the periods indicated.

				2015 to	2014 to
				2016%	2015%
	Year Ended December 31,			Change	Change
	2016	2015	2014
	(dollars in thousands)
Net revenue by product:
Advertising	$645,241	$471,416	$335,450	37%	41%
Transactions	62,495	43,854	5,247	43	736
Brand advertising	-	31,012	34,482	(100)	(10)
Other services	5,333	3,429	2,357	56	45
Total net revenue	$713,069	$549,711	$377,536	30%	46%
Percentage of total net revenue by product:
Advertising	90%	86%	89%
Transactions	9	8	1
Brand advertising	-	6	9
Other services	1	-	1
Total net revenue	100%	100%	100%

During 2016, 2015 and 2014, we focused on revenue growth related to our local advertiser customer base. Total net revenue increased $163.4 million, or 30%, in 2016 compared to 2015, and $172.2 million, or 46%, in 2015 compared to 2014.

Advertising revenue increased $173.8 million, or 37%, in 2016 compared to 2015, and $136.0 million, or 41% in 2015 compared to 2014. The increase in both periods was primarily due to a significant increase in the number of customers purchasing advertising plans as we expanded our sales force to reach more businesses. The growth in both periods was driven primarily by purchases of cost-per-click advertising. In both 2016 and 2015, a majority of ad clicks were delivered on mobile.

Our transactions revenue increased $18.6 million, or 43%, in 2016 compared to 2015, and $38.6 million, or 736%, in 2015 compared to 2014. The increase in both periods was primarily the result of increased transactions from Yelp Eat24, which we acquired in February 2015.

As of the beginning of 2016, we no longer offer brand advertising products. As a result, we generated no brand advertising revenue in 2016, a decrease of $31.0 million from 2015. Our brand revenue decreased $3.5 million, or 10%, in 2015 compared to 2014, primarily due to a decrease in the number of brand advertisers and our phase out of our brand advertising products.

Our other services revenue increased $1.9 million, or 56%, in 2016 compared to 2015, and $1.1 million, or 45%, in 2015 compared to 2014. The increases in both years were primarily due to increases in revenue from Yelp Reservations.

Cost of Revenue

Our cost of revenue consists primarily of web hosting costs and credit card processing fees, as well as salaries, benefits and stock-based compensation expense for our infrastructure teams related to the operation of our website and mobile app. It also includes costs associated with video production for our local advertisers as well as confirmation and delivery services associated with Yelp Eat24. We expect cost of revenue to increase in 2017 at a similar rate to 2016.

				2015 to	2014 to
				2016%	2015%
	Year Ended December 31,			Change	Change
	2016	2015	2014
	(dollars in thousands)
Cost of revenue	$60,363	$51,015	$24,382	18%	109%
Percentage of net revenue	8%	9%	6%

Cost of revenue increased $9.3 million, or 18%, in 2016 compared to 2015, and $26.6 million, or 109%, in 2015 compared to 2014. The increases in 2016 and 2015 were primarily attributable to increases of $6.9 million and $9.1 million, respectively, in merchant fees related to credit card transactions due to growth in advertising and transactions revenue, particularly as a result of our acquisition of Eat24 in the three months ended March 31, 2015. Set up and creative design costs, consisting primarily of video production costs, increased by $1.2 million and $2.4 million in 2016 and 2015, respectively, due to greater demand by businesses for video on their business listing pages. External website hosting, and the salaries and related expenses of the internal personnel that support the website infrastructure increased $1.0 million and $12.2 million in 2016 and 2015, respectively, resulting from an increase in the number of visitors to our website and transactions completed in our website compared to the prior years, as well as increased headcount for personnel supporting the website infrastructure. In 2016, those increases were partially offset by improved pricing from key website hosting vendors achieved during 2016. Cost of revenue also increased by $0.2 million and $2.9 million in 2016 and 2015, respectively, as a result of third-party food delivery related costs associated with Yelp Eat24.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries (including employer payroll taxes), benefits, travel expense and incentive compensation expense, including stock-based compensation expense, for our sales and marketing employees. In addition, sales and marketing expenses include business and consumer acquisition marketing, community management, branding and advertising costs, as well as allocated facilities, insurance, business taxes and other supporting overhead costs. Historically, we have focused on organic and viral growth driven by the community development efforts of our community management team, which is responsible for growing and fostering local communities, as well as coordinating events to raise awareness of our brand. As a result, we historically have incurred relatively low sales and marketing expenses to increase consumer awareness of Yelp. While community development continues to be our primary marketing strategy, we launched our first advertising campaign in 2014 and launched additional campaigns in each year since then. We plan to continue investing in various advertising channels in 2017.

In the fourth quarter of 2016, we significantly reduced our sales and marketing activities in markets outside of the United States and Canada. Nevertheless, we expect our sales and marketing expenses to increase as we expand our communities, increase the number of advertising and subscription accounts and continue to build our brand in the United States and Canada. The majority of these expenses will be related to hiring sales employees and Community Managers, as well as costs incurred with various third-party media outlets and other advertising channels. We expect sales and marketing expenses to increase in 2017 at or slightly above the rate at which revenue increases in 2017, and to be our largest expense for the foreseeable future.

				2015 to	2014 to
				2016%	2015%
	Year Ended December 31,			Change	Change
	2016	2015	2014
	(dollars in thousands)
Sales and marketing	$382,854	$301,764	$201,050	27%	50%
Percentage of net revenue	55%	55%	54%

Sales and marketing expenses increased $81.1 million, or 27%, in 2016 compared to 2015, and $100.7 million, or 50%, in 2015 compared 2014. The increases in 2016 and 2015 were primarily attributable to $48.5 million and $57.1 million, respectively, in additional salaries, benefits, travel and other related expenses resulting from increased headcount, including increases in stock-based compensation expense of $5.1 million and $6.9 million, respectively, as we expanded our sales organization to take advantage of the market opportunity created by increased recognition of the value of our advertising products and increased use of our free online business accounts. As a result of ongoing marketing campaigns, marketing and advertising costs increased by $14.8 million and $23.8 million in 2016 and 2015, respectively. As a result of our increases in net revenue, our commission expenses increased by $7.8 million and $2.7 million in 2016 and 2015, respectively. In addition, we experienced increases in facilities, insurance, business taxes and other related allocations of $10.0 million and $17.1 million in 2016 and 2015, respectively.

Product Development

Our product development expenses primarily consist of salaries (including employer payroll taxes), various benefits, travel expense and stock-based compensation expense for our engineers, product management and information technology personnel. Product development expenses also include outside services and consulting, allocated facilities, insurance, business taxes and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives and, as a result, we expect product development expenses to increase for the foreseeable future, though at a slower rate in 2017 than in 2016.

				2015 to	2014 to
				2016%	2015%
	Year Ended December 31,			Change	Change
	2016	2015	2014
	(dollars in thousands)
Product development	$138,549	$107,786	$65,181	29%	65%
Percentage of net revenue	19%	20%	17%

Product development expenses increased $30.8 million, or 29%, in 2016 compared to 2015, and $42.6 million, or 65%, in 2015 compared to 2014. The increases in 2016 and 2015 were primarily attributable to $27.9 million and $35.2 million, respectively, in additional salaries, benefits, travel and related expenses associated with an increase in headcount, including increases in stock-based compensation expense (net of capitalized stock-based compensation expense) of $12.9 million and $8.6 million, respectively. In addition, we experienced increases in facilities, insurance, business taxes and other related allocations of $5.0 million and $5.8 million in 2016 and 2015, respectively, as a result of the increases in headcount. In 2016, these increases were partially offset by a decrease in consulting costs of $2.1 million due to decreased reliance on outside consultants. In 2015, the use of outside consultants increased by $1.6 million.

General and Administrative

Our general and administrative expenses primarily consist of salaries (including employer payroll taxes), various benefits, travel expense and stock-based compensation expense for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include outside consulting, legal and accounting services, as well as facilities, insurance, business taxes and other supporting overhead costs not allocated to other departments. We expect our general and administrative expenses to increase for the foreseeable future as we continue to expand our business, but at a slower rate than revenue growth in 2017.

				2015 to	2014 to
				2016%	2015%
	Year Ended December 31,			Change	Change
	2016	2015	2014
	(dollars in thousands)
General and administrative	$97,481	$80,866	$58,274	21%	39%
Percentage of net revenue	14%	15%	15%

General and administrative expenses increased $16.6 million, or 21%, in 2016 compared to 2015, and $22.6 million, or 39%, in 2015 compared to 2014. The increases in 2016 and 2015 were primarily attributable to $12.1 million and $11.7 million, respectively, in additional salaries, benefits, travel and related expenses associated with an increase in headcount, including increases in stock-based compensation expense of $6.1 million and $2.6 million, respectively. We also experienced increases in facilities, insurance, business taxes and other related allocations of $1.5 million and $2.3 million in 2016 and 2015, respectively, as a result of the increases in headcount. Bad debt expense increased by $5.6 million and $3.9 million, respectively, primarily as a result of continued growth in advertising revenue. In 2016, these increases were partially offset by a decrease in consulting costs of $2.6 million due to decreased reliance on outside consultants. In 2015, use of outside consultants increased by $4.7 million as we invested in our systems and support for the growth of the business.

Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs and amortization of purchased intangible assets. We expect depreciation and amortization expenses to increase for the foreseeable future as we continue to expand our technology infrastructure, and at or slightly below the rate revenue increases in 2017.

				2015 to	2014 to
				2016%	2015%
	Year Ended December 31,			Change	Change
	2016	2015	2014
	(dollars in thousands)
Depreciation and amortization	$35,346	$29,604	$17,590	19%	68%
Percentage of net revenue	5%	5%	5%

Depreciation and amortization expenses increased $5.7 million, or 19%, in 2016 compared to 2015, and $12.0 million, or 68%, in 2015 compared to 2014. These increases were primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization expenses related to our fixed assets and capitalized website and software development costs increased $5.5 million and $8.0 million in 2016 and 2015, respectively. In addition, amortization related to our intangibles increased by $0.2 million and $4.0 million in 2016 and 2015, respectively. The 2015 increase was primarily due to the intangibles acquired in the Eat24 acquisition.

Restructuring and Integration

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Restructuring and integration	$3,455	$—	$—

On November 2, 2016, we announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. We incurred $3.5 million in restructuring costs associated with this plan for the year ended December 31, 2016, of which $2.0 million had been paid by December 31, 2016. We expect to pay the remaining $1.5 million during the year ending December 31, 2017.

The restructuring costs primarily related to severance costs for affected employees. No goodwill, intangible assets or other long lived assets have been determined to be impaired. The restructuring plan was substantially completed by the year ending December 31, 2016, with approximately $0.2 million expected to be incurred during the year ended December 31, 2017.

Other Income, Net

Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest income, net	$1,724	$622	$375
Transaction loss on foreign exchange	(175)	(687)	(121)
Other non-operating income (loss), net	145	451	(33)
Other income, net	$1,694	$386	$221

In 2016, other income, net increased by $1.3 million, primarily driven by an increase in interest income earned on marketable investments.

In 2015, other income, net increased by $0.2 million, driven by an increase in interest income related to marketable securities. This was offset by increased foreign exchange losses, due to unfavorable foreign exchange rate movements during 2015. The increase in other non-operating income is primarily due to the release of cash in escrow relating to our acquisition of Qype GmBH, a German review site, in 2012.

Benefit from (Provision for) Income Taxes

Benefit from (provision for) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, generation of income tax credits, and the realization of net operating loss carryforwards.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Benefit from (Provision for) taxes	$(1,385)	$(11,962)	$25,193

In 2016, we recognized tax expense of $1.4 million that primarily consisted of the recording of a valuation allowance on certain foreign deferred tax assets as a result of winding down of sales and marketing activities outside of the United States and Canada. Income tax expense decreased $10.6 million in 2016 compared to 2015 primarily due to the valuation allowance recorded in 2015 against certain deferred tax assets. Income tax expense increased $37.2 million in 2015 compared to 2014 primarily due to the valuation allowance recorded in 2015 against certain deferred tax assets and release of valuation allowance in 2014.

Quarterly Results of Operations and Other Data

The following tables set forth our unaudited quarterly consolidated statements of operations data and our consolidated statements of operations data as a percentage of net revenue for each of the eight quarters in the period ended December 31, 2016. We also present other financial and operational data and a reconciliation of net income (loss) to adjusted EBITDA. We have prepared this quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report. In the opinion of management, the quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	March 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(dollars in thousands, except per share data)
Consolidated Statements of
Operations Data:
Net revenue by product (1)
Advertising	$176,547	$168,950	$156,697	$143,047	$131,698	$121,864	$113,525	$104,329
Transactions	16,568	15,910	15,518	14,499	13,971	11,973	11,304	6,606
Brand advertising	-	-	-	-	7,104	8,978	8,303	6,627
Other services	1,681	1,372	1,213	1,067	958	744	781	946
Total net revenue	$194,796	$186,232	$173,428	$158,613	$153,731	$143,559	$133,913	$118,508
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization
shown separately below)(2)	$15,604	$14,594	$15,087	$15,078	$15,000	$14,259	$13,057	$8,699
Sales and marketing(2)	93,550	99,274	94,402	95,628	87,535	82,949	68,014	63,266
Product development(2)	36,860	36,369	33,098	32,222	28,970	28,511	26,345	23,960
General and administrative(2)	27,372	24,876	23,464	21,769	20,659	20,990	19,280	19,937
Depreciation and amortization	9,434	9,159	8,564	8,189	7,980	7,562	7,167	6,895
Restructuring and integration	3,455	-	-	-	-	-	-	-
Total costs and expenses	$186,275	$184,272	$174,615	$172,886	$160,144	$154,271	$133,863	$122,757

Income (Loss) from operations	$8,521	$1,960	$(1,187)	$(14,273)	$(6,413)	$(10,712)	$50	$(4,249)
Other income (expense), net	742	327	367	258	40	(545)	329	562
Income (Loss) before income taxes	$9,263	$2,287	$(820)	$(14,015)	$(6,373)	$(11,257)	$379	$(3,687)
Benefit from (Provision for) income taxes	(1,000)	(217)	1,269	(1,437)	(15,856)	3,175	(1,684)	2,403
Net income (loss) attributable to
common stockholders (Class A and B)	$8,263	$2,070	$449	$(15,452)	$(22,229)	$(8,082)	$(1,305)	$(1,284)
Net income (loss) per share attributable
to common stockholders (Class A and B):
Basic	$0.10	$0.03	$0.01	$(0.20)	$(0.29)	$(0.11)	$(0.02)	$(0.02)
Diluted	$0.10	$0.02	$0.01	$(0.20)	$(0.29)	$(0.11)	$(0.02)	$(0.02)
Weighted-average shares used to compute net income (loss)
per share attributable to common stockholders (Class A and B):
Basic	78,851	77,521	76,467	75,884	75,372	75,019	74,631	73,684
Diluted	84,364	82,917	79,280	75,884	75,372	75,019	74,631	73,684

(1)	For purposes of comparison, the following table presents the Company’s net revenue by product line for the periods indicated (in thousands) based on the revenue categories presented in our SEC filings prior to this Annual Report. Refer to “Business — Our Products” for more information on the change to our revenue classifications.

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(dollars in thousands)
Net revenue by product
Local	$171,128	$163,571	$151,879	$138,116	$125,852	$115,932	$107,882	$98,570
Transactions	16,568	15,910	15,518	14,499	13,971	11,973	11,304	6,606
Brand advertising	-	-	-	-	7,104	8,978	8,303	6,627
Other services	7,100	6,751	6,031	5,998	6,804	6,676	6,424	6,705
Total net revenue	$194,796	$186,232	$173,428	$158,613	$153,731	$143,559	$133,913	$118,508

(2) Includes non-cash stock-based compensation expense as follows:

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(dollars in thousands)
Stock-based compensation
Cost of revenue	$874	$764	$407	$401	$336	$435	$222	$124
Sales and marketing	6,722	7,191	6,843	6,342	5,803	5,568	5,654	4,937
Product development	10,595	9,284	8,413	8,030	6,314	5,947	6,065	5,105
General and administrative	5,673	5,321	5,063	4,337	3,519	3,733	3,575	3,505
Total stock-based compensation	$23,864	$22,560	$20,726	$19,110	$15,972	$15,683	$15,516	$13,671

The following table presents other financial and operational data:

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(dollars in thousands)
Other Financial and Operational Data(1):
Reviews	121,022	115,259	108,251	101,564	95,210	89,635	83,102	77,346
Desktop Unique Visitors	73,466	77,162	73,406	77,433	74,607	78,901	79,175	79,543
Mobile Web Unique Visitors	65,351	72,040	69,327	68,551	65,860	69,117	64,715	62,923
App Unique Devices	24,073	24,900	23,010	21,186	20,006	20,121	18,097	16,039
Claimed Local Business Locations	3,363	3,192	3,010	2,834	2,648	2,503	2,349	2,193
Advertising and Subscription Accounts	138	135	128	121	111	104	97	90
Adjusted EBITDA	$45,274	$33,679	$28,103	$13,026	$17,539	$12,533	$22,733	$16,317

(1)	For information on how we define these operational and other metrics, see “—Key Metrics.”

The following table presents a reconciliation of adjusted EBITDA to net income (loss).

	Quarter Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(dollars in thousands)
Reconciliation of adjusted EBITDA to net income (loss):
Net income (loss)	$8,263	$2,070	$449	$(15,452)	$(22,229)	$(8,082)	$(1,305)	$(1,284)
(Benefit from) Provision for income taxes	1,000	217	(1,269)	1,437	15,856	(3,175)	1,684	(2,403)
Other (income) expense, net	(742)	(327)	(367)	(258)	(40)	545	(329)	(562)
Depreciation and amortization	9,434	9,159	8,564	8,189	7,980	7,562	7,167	6,895
Stock-based compensation	23,864	22,560	20,726	19,110	15,972	15,683	15,516	13,671
Restructuring & Integration	3,455	-	-	-	-	-	-	-
Adjusted EBITDA	$45,274	$33,679	$28,103	$13,026	$17,539	$12,533	$22,733	$16,317

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $272.2 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of December 31, 2016 was $8.1 million. We did not have any outstanding bank loans or credit facilities in place as of December 31, 2016. Our investment portfolio is comprised of highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the ESPP.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$(22,994)	$(31,127)	$(29,054)
Depreciation and amortization	35,346	29,604	17,590
Cash provided by operating activities	126,900	57,362	57,932
Cash used in investing activities	(55,572)	(158,682)	(228,674)
Cash provided by financing activities	29,522	26,442	29,549

Operating Activities. We generated $126.9 million of cash in operating activities in the year ended December 31, 2016, primarily resulting from our net loss of $4.7 million, which included non-cash depreciation and amortization expenses of $35.3 million, non-cash stock-based compensation expense of $86.3 million and non-cash provision for doubtful accounts and sales returns of $17.3 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $31.6 million due to an increase in billings for advertising plans, as well as the timing of payments from these customers;

●	increase in accounts payable, accrued expenses and other liabilities of $15.3 million, primarily driven by an increase in restaurant revenue share liability, accrued vacation and employee-related expenses, and the timing of invoices and payments to the vendors, particularly marketing-related vendors; and
●	decrease in prepaids and other assets of $5.7 million, primarily due to the collection of non-trade receivables

We generated $57.4 million of cash in operating activities in the year ended December 31, 2015, primarily resulting from our net loss of $32.9 million, which included non-cash depreciation and amortization expenses of $29.6 million, non-cash stock-based compensation expense of $60.8 million, non-cash provision for doubtful accounts of $16.8 million and a $20.3 million expense related to a valuation allowance recorded against certain domestic and foreign deferred tax assets. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $25.3 million due to an increase in billings for advertising plans, as well as the timing of payments from these customers;
●	increase in accounts payable, accrued expenses and other liabilities of $15.9 million related to the growth in our business, increase in restaurant revenue share liability, accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors; and
●	increase in prepaids and other assets of $22.7 million relating to an increase in prepayments (primarily for marketing and business licenses) and deferred tax benefits.

We generated $57.9 million of cash in operating activities in the year ended December 31, 2014, primarily resulting from our net income of $36.5 million, which included non-cash depreciation and amortization expenses of $17.6 million, non-cash stock-based compensation expense of $42.3 million, non-cash provision for doubtful accounts of $7.2 million and a $28.2 million increase related to our release of valuation allowance previously recorded against certain domestic and foreign deferred tax assets. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $21.3 million due to an increase in billings for advertising plans and brand advertising campaigns, as well as the timing of payments from these customers;
●	increase in accounts payable, accrued expenses and other liabilities of $8.9 million relating to the growth in our business and the increase in accrued vacation and employee-related expenses, accrued cost of sales, deferred rent for new facilities, and timing of invoices and payments to vendors; and
●	increase in prepaids and other assets of $4.0 million relating to the increase in prepaid payroll bonuses, prepaid cost of sales and amounts due from others.

Investing Activities. Our primary investing activities in the year ended December 31, 2016 consisted of purchases of marketable securities, purchases of property and equipment to support the ongoing build out of leasehold improvements for our new facilities in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect our investment in property and equipment, leaseholds and the development of software in 2017 to grow modestly from 2016 levels.

We used $55.6 million of cash in investing activities during the year ended December 31, 2016. Cash used in investing activities primarily related to purchases of marketable securities of $275.0 million, an increase in expenditures related to website and internally developed software of $14.2 million, purchases of property, equipment and software of $23.0 million to support the growth in our business, our investment of $8.0 million in the preferred stock of Nowait and purchases of intangible data licenses of $0.2 million. In addition, as part of our lease agreements for additional office space, we were obligated to deliver additional letters of credit, which resulted in an increase of $0.8 million in restricted cash. Cash used in investing was offset by $265.5 million of maturities of investment securities held-to-maturity.

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

Financing Activities. During the year ended December 31, 2016, we generated $29.5 million in financing activities, primarily due to net proceeds of $20.6 million from the issuance of common stock upon the exercise of stock options and $8.9 million in net proceeds from the sale of shares of common stock under the ESPP.

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

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements in 2016, 2015 or 2014.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2017 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of December 31, 2016, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties. As of December 31, 2016, the following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$307,513	$42,321	$88,804	$83,987	$92,401
Purchase obligations	$39,841	$19,426	$20,415	$-	$-

The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of December 31, 2016, our total liability for uncertain tax positions was $0.5 million of the total unrecognized benefit of $10.3 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.

We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of December 31, 2016, our future minimum rental receipts to be received under non-cancelable subleases were $8.3 million.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of December 31, 2016 would not have a material impact on our cash and cash equivalents portfolio.

Our marketable securities are comprised of fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. As we have both the ability and intent to hold these securities to maturity, such fluctuations would have no impact on our results of operations.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally in the British pound sterling, Canadian dollar and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains (losses), net related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the British pound sterling, Canadian dollar or Euro, either alone or in combination with each other, would not have a material impact on our results of operations. In the event our foreign sales and expenses increase as a proportion of our overall sales and expenses, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, though we may in the future. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our management reviewed the results of this evaluation with the audit committee of our board of directors.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yelp Inc.
San Francisco, California

We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2017

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in the definitive proxy statement for our 2017 Annual Meeting of Stockholders, or the 2017 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement.

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

Item 11. Executive Compensation.

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2017 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2017 Proxy Statement.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2017

Yelp Inc.

/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Baker and Laurence Wilson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeremy Stoppelman	Chief Executive Officer and Director	March 1, 2017
Jeremy Stoppelman	(Principal Executive Officer)

/s/ Charles Baker	Chief Financial Officer	March 1, 2017
Charles Baker	(Principal Financial and Accounting Officer)

/s/ Diane Irvine	Chairperson	March 1, 2017
Diane Irvine

/s/ Fred Anderson	Director	March 1, 2017
Fred Anderson

/s/ Geoff Donaker	Director	March 1, 2017
Geoff Donaker

/s/ Peter Fenton	Director	March 1, 2017
Peter Fenton

/s/ Robert Gibbs	Director	March 1, 2017
Robert Gibbs

/s/ Jeremy Levine	Director	March 1, 2017
Jeremy Levine

/s/ Mariam Naficy	Director	March 1, 2017
Mariam Naficy

EXHIBIT INDEX

						Filed
			Incorporated by Reference			Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated October 23, 2012, by and among Yelp Inc., Yelp Ireland Ltd., Qype GmbH and the shareholders of Qype GmbH.	8-K	001-35444	99.1	10/24/2012
2.2	Agreement and Plan of Merger, dated July 18, 2013, by and among Yelp Inc., Ranger Merger Corp., Ranger Merger LLC, SeatMe, Inc. and Alexander Kvamme, as Stockholders’ Agent.	8-K	001-35444	99.1	7/24/2013
2.3	Agreement and Plan of Merger, dated February 9, 2015, by and among Yelp Inc., Eat24Hours.com, Inc., Kale Acquisition Corp., Quinoa Acquisition LLC, the Stockholders of Eat24Hours.com, Inc. and Nadav Sharon, as Stockholders’ Agent.	8-K	001-35444	99.1	2/10/2015
3.1	Certificate of Retirement.	8-A/A	001-35444	3.1	9/23/2016
3.2	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.3	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1*	Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.2	11/17/2011
10.2*	Forms of Option Agreement and Option Grant Notice under Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.3	11/17/2011
10.3*	2011 Equity Incentive Plan.	S-1	333-178030	10.4	2/3/2012
10.4*	Forms of Option Agreement and Option Grant Notice under 2011 Equity Incentive Plan.	S-1	333-178030	10.5	2/3/2012
10.5*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.1	9/23/2016
10.6*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.7*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016
10.8*	Executive Severance Benefit Plan.	S-1/A	333-178030	10.19	2/3/2012
10.9*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.10*	Offer Letter, by and between Yelp Inc. and Jeremy Stoppelman, dated February 3, 2012.	S-1/A	333-178030	10.15	2/3/2012
10.11*	Employment Offer Letter, dated April 15, 2016, between Yelp Inc. and Charles Baker.	8-K	001-35444	10.1	4/18/2016
10.12*	Amended and Restated Offer Letter, by and between Yelp Inc. and Jed Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012

						Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.13*	Letter Agreement, dated May 22, 2014, by and between Joseph Nachman and Yelp Inc.	8-K	001-35444	99.1	5/28/2014
10.14*	Amended and Restated Offer Letter, by and between Yelp Inc. and Laurence Wilson, dated February 3, 2012.	S-1/A	333-178030	10.10	2/3/2012
10.15*	Offer Letter Agreement, dated March 27, 2007, by and between Yelp Inc. and Michael Stoppelman.					X
10.16*	Transition Agreement, dated February 17, 2017, by and between Yelp Inc. and Michael Stoppelman	8-K	001-35444	10.1	2/17/2017
10.17*	Amended and Restated Offer letter, by and between Yelp Inc. and Geoff Donaker, dated February 3, 2012.	S-1/A	333-178030	10.7	2/3/2012
10.18*	Transition Agreement, dated August 8, 2016, by and between Yelp Inc. and Geoff Donaker.	8-K	001-35444	10.1	8/9/2016
10.19*	Amended and Restated Offer Letter, by and between Yelp Inc. and Rob Krolik, dated February 3, 2012.	S-1/A	333-178030	10.8	2/3/2012
10.20*	Transition Agreement, dated February 4, 2016, by and between Yelp Inc. and Rob Krolik	8-K	001-35444	10.1	2/8/2016
10.21*	Form of Restricted Stock Unit Agreement and Notice.	8-K	001-35444	10.2	2/8/2016
10.22*	Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		2/17/2017
10.23	Amended and Restated Lease, dated April 1, 2015, by and between Stockdale Galleria Project Owner, LLC and Yelp Inc.; First Amendment to Lease, dated July 30, 2015; Second Amendment to Lease, dated April 22, 2016; Third Amendment to Lease, dated July 22, 2016.					X
10.24	License Agreement between Harrison 160, LLC, as Licensor, and MRL Ventures Inc., as Licensee, dated as of April 6, 2004; Addendums through November 10, 2011.	S-1/A	333-178030	10.14	2/3/2012
10.25	Office Lease, dated May 9, 2012, by and between Yelp Inc. and Stockbridge 138 New Montgomery LLC, as amended.					X
10.26	Lease, dated July 31, 2014, by and between Yelp Inc. and 11 Madison Avenue LLC.	8-K	001-35444	10.1	8/6/2014
21.1	Subsidiaries of Yelp Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS#	XBRL Instance Document.					X
101.SCH#	XBRL Taxonomy Extension Schema Document.					X

Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates management contract or compensatory plan or arrangement.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Yelp Inc.
San Francisco, California

We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yelp Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2017

Yelp Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$272,201	$171,613
Short-term marketable securities	207,332	199,214
Accounts receivable (net of allowance for doubtful accounts of $4,992 and $3,208
at December 31, 2016 and December 31, 2015, respectively)	68,725	52,755
Prepaid expenses and other current assets	12,921	19,700
Total current assets	561,179	443,282
Property, equipment and software, net	92,440	80,467
Goodwill	170,667	172,197
Intangibles, net	32,611	39,294
Restricted cash	17,317	16,486
Other non-current assets	10,992	3,701
Total assets	$885,206	$755,427
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,003	$3,388
Accrued liabilities	55,082	43,458
Deferred revenue	3,314	2,931
Total current liabilities	60,399	49,777
Long-term liabilities	17,621	12,030
Total liabilities	78,020	61,807
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000,000 and 500,000,000 shares authorized, 79,429,833 and 75,982,802 shares issued and outstanding at
December 31, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	892,983	774,022
Accumulated other comprehensive loss	(15,576)	(13,519)
Accumulated deficit	(70,221)	(66,883)
Total stockholders’ equity	807,186	693,620
Total liabilities and stockholders’ equity	$885,206	$755,427

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net revenue	$713,069	$549,711	$377,536
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization	60,363	51,015	24,382
shown separately below)
Sales and marketing	382,854	301,764	201,050
Product development	138,549	107,786	65,181
General and administrative	97,481	80,866	58,274
Depreciation and amortization	35,346	29,604	17,590
Restructuring and integration	3,455	-	-
Total costs and expenses	718,048	571,035	366,477
Income (Loss) from operations	(4,979)	(21,324)	11,059
Other income, net	1,694	386	221
Income (Loss) before income taxes	(3,285)	(20,938)	11,280
Benefit from (Provision for) income taxes	(1,385)	(11,962)	25,193
Net income (loss) attributable to common stockholders (Class A and B)	$(4,670)	$(32,900)	$36,473
Net income (loss) per share attributable to common stockholders (Class A and B)
Basic	$(0.06)	$(0.44)	$0.51
Diluted	$(0.06)	$(0.44)	$0.48
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (Class A and B)(1)
Basic	77,186	74,683	71,936
Diluted	77,186	74,683	76,712

(1)       The structure of the Company’s common stock changed in the year ended December 31, 2016. Refer to Note 14 for details.

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$(4,670)	$(32,900)	$36,473
Other comprehensive loss:
Foreign currency translation adjustments	(2,057)	(7,910)	(8,795)
Other comprehensive loss	(2,057)	(7,910)	(8,795)
Comprehensive income (loss)	$(6,727)	$(40,810)	$27,678

See notes to consolidated financial statements

Yelp Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2015 AND 2016
(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance—December 31, 2013	70,874,493	$-	$553,753	$3,186	$(70,456)	$486,483
Issuance of common stock upon exercises of employee
stock options	1,679,654	-	20,164	-	-	20,164
Issuance of common stock upon release of
restricted stock units (RSUs)	90,656	-	-	-	-	-
Issuance of common stock for employee stock purchase plan	279,538	-	8,869	-	-	8,869
Stock-based compensation (inclusive of capitalized stock-based
compensation)	-	-	44,520	-	-	44,520
Repurchase of common stock from employees	(18,628)	-	(1,318)	-	-	(1,318)
Issuance of common stock in connection with
acquisition of SeatMe, Inc.	14,869	-	-	-	-	-
Excess tax benefit from share-based award activity	-	-	1,754	-	-	1,754
Foreign currency translation adjustment	-	-	-	(8,795)	-	(8,795)
Net income	-	-	-	-	36,473	36,473
Balance—December 31, 2014	72,920,582	-	627,742	(5,609)	(33,983)	588,150
Issuance of common stock upon exercises of employee
stock options	935,143	-	12,255	-	-	12,255
Issuance of common stock upon release of
restricted stock units (RSUs)	422,981	-	-	-	-	-
Issuance of common stock for employee stock purchase plan	312,697	-	8,911	-	-	8,911
Stock-based compensation (inclusive of capitalized stock-based
compensation)	-	-	63,887	-	-	63,887
Repurchase of common stock from employees	(12,022)	-	(482)	-	-	(482)
Issuance of common stock in connection with
acquisition of SeatMe, Inc.	577	-	-	-	-	-
Issuance of common stock in connection with
acquisition of Eat24Hours.com, Inc.	1,402,844	-	59,158	-	-	59,158
Excess tax benefit from share-based award activity	-	-	2,551	-	-	2,551
Foreign currency translation adjustment	-	-	-	(7,910)	-	(7,910)
Net loss	-	-	-	-	(32,900)	(32,900)
Balance—December 31, 2015	75,982,802	-	774,022	(13,519)	(66,883)	693,620
Cumulative effect adjustment upon
adoption of ASU 2016-09(1)	-	-	(1,163)	-	1,332	169
Issuance of common stock upon exercises of employee
stock options	1,290,836	-	20,599	-	-	20,599
Issuance of common stock upon release of
restricted stock units (RSUs)	1,814,138	-	-	-	-	-
Issuance of common stock for employee stock purchase plan	342,057	-	8,923	-	-	8,923
Stock-based compensation (inclusive of capitalized stock-based
compensation)	-	-	90,602	-	-	90,602
Foreign currency translation
adjustment	-	-	-	(2,057)	-	(2,057)
Net loss	-	-	-	-	(4,670)	(4,670)
Balance—December 31, 2016	79,429,833	$-	$892,983	$(15,576)	$(70,221)	$807,186

(1)       Adopted on a modified retrospective basis; refer to significant accounting policies in Note 2 for details regarding this adoption.

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net loss	$(4,670)	$(32,900)	$(36,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,346	29,604	17,590
Provision for doubtful accounts and sales returns	17,261	16,788	7,238
Stock-based compensation	86,261	60,842	42,273
Recording (release) of valuation allowance	1,351	20,341	(28,197)
Loss on disposal of assets	277	213	4
Premium amortization, net, on marketable securities	1,348	1,190	349
Excess tax benefit from stock-based award activity	-	(6,583)	(1,834)
Realized gain on investments	-	(4)	-
Changes in operating assets and liabilities:
Accounts receivable	(31,624)	(25,279)	(21,291)
Prepaid expenses and other assets	5,687	(22,703)	(4,011)
Accounts payable, accrued expenses and other liabilities	15,278	15,894	(8,927)
Deferred revenue	385	(41)	411
Net cash provided by operating activities	126,900	57,362	57,932
INVESTING ACTIVITIES:
Purchases of marketable securities	(274,965)	(246,160)	(210,459)
Maturities of marketable securities	265,500	202,870	53,002
Purchase of cost-method investment	(8,000)	-	-
Acquisition, net of cash received	-	(73,422)	(14,340)
Purchases of property, equipment and software	(22,994)	(31,127)	(29,054)
Proceeds from sale of property, equipment and software	88	134	14
Capitalized website and software development costs	(14,191)	(11,734)	(11,349)
Purchases of intangible assets	(179)	(647)	(1,724)
Changes in restricted cash	(831)	1,404	(14,764)
Net cash used in investing activities	(55,572)	(158,682)	(228,674)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	29,522	21,166	29,033
Excess tax benefit from share-based award activity	-	6,583	1,834
Repurchase of common stock	-	(482)	(1,318)
Contingent consideration payment	-	(825)	-
Net cash provided by financing activities	29,522	26,442	29,549
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(262)	(821)	(1,259)
CHANGE IN CASH AND CASH EQUIVALENTS	100,588	(75,699)	(142,452)
CASH AND CASH EQUIVALENTS—Beginning of period	171,613	247,312	389,764
CASH AND CASH EQUIVALENTS—End of period	$272,201	$171,613	$247,312
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$813	$352	$1,972
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$989	$2,233	$6,543
Goodwill measurement period adjustment	146	(255)	-
Contingent consideration related to acquisitions	-	-	(835)
Issuance of common stock in connection with acquisition	-	59,158	-

See notes to consolidated financial statements.

Yelp Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

The Company consists of Yelp Inc. and 15 wholly-owned entities. Yelp UK Ltd was incorporated on December 1, 2008, Darwin Social Marketing Inc. was incorporated on February 24, 2009, Yelp Ireland Limited was incorporated on May 31, 2010, Yelp Ireland Holding Company Limited was incorporated on June 16, 2010, Yelp France SAS was incorporated on July 8, 2010, Yelp Italia S.r.l. was incorporated on June 27, 2011, Yelp Australia Pty. Ltd was incorporated on August 9, 2011, Yelp Spain, S.L. was incorporated on May 4, 2012, Yelp Singapore PTE Ltd was incorporated on June 15, 2012, Yelp Brazil Serviços de Marketing Ltda. was incorporated on May 29, 2013, Yelp Japan, G.K. was incorporated on September 20, 2013 and Darwin Sweden AB was incorporated on September 4, 2014. Yelp GmbH (formerly Qype GmbH) and Qype SARL (collectively, “Qype”) were acquired on October 23, 2012. Eat24, LLC (the successor to Eat24Hours.com, Inc.) (“Eat24”) was acquired on February 9, 2015 (see Note 5). The financial results of these subsidiaries are included within the consolidated financial statements of the Company presented herein.

Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Certain Significant Risks and Uncertainties—The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company’s management believes that changes in any of the following areas could have a significant negative impact on the Company in terms of its future financial position, results of operations or cash flows: rates of revenue growth; traffic to the Company’s websites and mobile applications and the number of reviews and advertisers they attract; reliance on search engines and the placement and prominence in results rankings; the quality and reliability of reviews; scaling and adaptation of existing technology and network infrastructure; management of the Company’s growth; expansion of Yelp communities; protection of the Company’s brand, reputation and intellectual property; industry competition; qualified employees and key personnel; intellectual property infringement and other claims; and changes in government regulation affecting the Company’s business, among other things.

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

Credit risk with respect to accounts receivable is dispersed due to the Company’s large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. When new information becomes available to indicate that the estimate provided for the allowance was incorrect, an adjustment, which is considered a change in the estimate, is made. The carrying value of accounts receivable approximates their fair value.

As of December 31, 2016, 2015 and 2014, there were no customers that accounted for more than 10% of total accounts receivable.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2016	2015	2014
Allowance for doubtful accounts:
Balance, beginning of period	$3,208	$1,627	$810
Add: bad debt expense	15,913	10,271	6,369
Less: write-offs, net of recoveries	(14,129)	(8,690)	(5,552)
Balance, end of period	$4,992	$3,208	$1,627

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

The Company capitalized $19.2 million, $14.7 million and $13.9 million in website and internal-use software costs during the years ended December 31, 2016, 2015 and 2014, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to website and internal-use software was $12.3 million, $8.4 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company wrote off $0.1 million, $0.1 million and $0.0 million of website and internal-use software costs in the years ended December 31, 2016, 2015 and 2014, respectively. The retirements were related to obsolete projects no longer supported by the Company. The loss on disposition of the projects has been included in depreciation and amortization expense in the Company’s consolidated statements of operations.

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

Cost-Method Investments—Nonmarketable equity investments, that the Company has determined do not meet the criteria for accounting under the equity method of accounting, are accounted for using the cost method of accounting and classified as “Other non-current assets” on the consolidated balance sheets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The carrying amount of investments is reviewed if events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Revenue Recognition—The Company generates revenue from its advertising products, transactions, other services and, through the end of 2015, brand advertising. The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement, service has been provided to the customer, the amount to be paid by the customer is fixed or determinable, and collection is reasonably assured. Payments received in advance of services being rendered are recorded as deferred revenue and recognized over the requisite service period.

Advertising. The Company generates advertising revenue primarily through the display of advertising products on its website and mobile app. These arrangements are evidenced by either written or electronic acceptance of an agreement that stipulates the types of advertising to be delivered, the timing and pricing. Performance-based advertising placements are priced on a cost-per-click basis through an auction, while impression-based ads are delivered pursuant to fixed monthly fee advertising plans. The Company recognizes revenue from the delivery of performance-based ads in the period of delivery and from the delivery of impression-based ads ratably over the service period, in each case net of customer discounts. The Company also generates advertising revenue through indirect sales of advertising products, such as through reseller agreements that allow partners to sell Yelp Branded Profiles to their clients and the monetization of remnant advertising inventory through third-party ad networks.

Transactions. The Company generates transactions revenue from Yelp Eat24, revenue-sharing partner arrangements and the sale of vouchers through the Company’s “Yelp Deals” and “Gift Certificates.” Yelp Eat24 generates revenue through arrangements with restaurants, in which restaurants pay a commission percentage fee on orders placed through the Yelp Eat24 platform. The Company records revenue associated with Yelp Eat24 transactions on a net basis. Yelp Platform partnerships provide consumers with the ability to complete food delivery and other transactions through third parties directly on Yelp. The Company earns a fee on Platform partnerships for acting as an agent for these transactions, which it record on a net basis and include in revenue upon completion of a transaction. Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on the Company’s website and mobile app. The Company earns a fee on Yelp Deals for acting as an agent in these transactions, which are recorded on a net basis and included in revenue upon sale of the deal. The Company records a sales allowance for potential Yelp Deals refunds based on the Company’s estimate of future refunds. Gift Certificates allow merchants to sell full-priced gift certificates directly to consumers through their business listing pages. The Company earns a fee based on the amount of the Gift Certificate sold, which it records on a net basis and includes in revenue upon a consumer’s purchase of the Gift Certificate.

Brand Advertising. Through the end of 2015, the Company generated brand advertising revenue through the sale of graphic and text display advertisements on its website. The Company recognized revenue from the sale of impression-based advertisements on its online network in the period in which the advertisements (“impressions”) were delivered, net of customer discounts. The Company also generated brand revenue from fixed-price brand sponsorships that were recognized ratably over the service period. The arrangements were evidenced by insertion orders or contracts that stipulate the types of advertising delivered and the pricing.

Other Services. The Company generates other revenue through subscription services, such as sales of monthly subscriptions to its Yelp Reservations product, licensing payments for access to Yelp data and other non-advertising, non-transaction partnerships. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to customers.

Multiple Element Arrangements. The Company enters into arrangements with its customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.

The Company allocates arrangement consideration in multiple-deliverable arrangements at the inception of the arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third-party evidence (“TPE”), if VSOE is not available; and (3) best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.

VSOE—The Company determines VSOE based on its historical pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, the Company requires that a substantial majority of the standalone selling prices for these services fall within a reasonably narrow price range; however, the Company has not historically sold a large volume of advertising products on a standalone basis. As a result, the Company has not been able to establish VSOE for any of its advertising products.

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

Cost of Revenue—The Company’s cost of revenue primarily consists of credit card processing fees, web hosting, salaries, benefits and stock-based compensation expense for its infrastructure teams related to operating the Company’s website and mobile app. It also includes food delivery related costs as well as creative design for brand advertising and video production expenses. All costs are expensed when incurred.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units and issuances under its 2012 Employee Stock Purchase Plan, as amended (“ESPP”), to be measured based on the grant-date fair value of the awards.

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

Effective as of January 1, 2016, the Company adopted a change in accounting policy in accordance with Accounting Standards Update 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”) to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings of $1.1 million (which reduced the accumulated deficit) as of January 1, 2016. No prior periods were recast as a result of this change in accounting policy.

Advertising Expenses— Advertising costs are expensed in the period in which the advertising takes place. Costs of producing advertising are expensed in the period in which production takes place. Total advertising expenses incurred were $46.9 million, $30.9 million and $8.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Specifically, it includes foreign currency translation adjustments.

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

Effective as of January 1, 2016, the Company early adopted a change in accounting policy in accordance with ASU 2016-09, which eliminated the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit could be recognized as an increase in paid in capital. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2016, the start of the year in which the Company early adopted ASU 2016-09. The U.S. federal and state net operating losses and credits recognized as of January 1, 2016, as described above, have been offset by a valuation allowance. As a result, only the Ireland net operating losses resulted in a cumulative-effect adjustment to retained earnings of $0.2 million (which reduced the accumulated deficit) as of January 1, 2016. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The Company is now required to present excess tax benefits as an operating activity in the same manner as other cash flows related to income taxes on the statement of cash flows rather than as a financing activity. The Company adopted this change prospectively.

Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the Internal Revenue Service (“IRS”). Employer contributions under this plan were $3.8 million, $2.9 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Recent Accounting Pronouncements Not Yet Effective—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when they transfer promised goods or services to customers, in an amount that reflects the consideration that the entity expects to be entitled to in exchange for such goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. In December 2016, the FASB issued guidance on Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

The new revenue standard may be applied retrospectively to each prior period presented "full retrospective", or retrospectively with the cumulative effect recognized as of the date of adoption- "modified retrospective". The Company expects the requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheets. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 and the related implementation guidance on its consolidated financial statements.

In January 2016, FASB issued Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” (“ASU 2016-01”). The new standard provides guidance for the recognition, measurement, presentation and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

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

In August 2016, FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Subtopic 230)” (“ASU 2016-15”). The new guidance provides clarity around the cash flow classification for specific issues in an effort to reduce the current and potential future diversity in practice. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

In November 2016, FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Subtopic 230)” (“ASU 2016-18”). The new guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-18 on its consolidated financial statements.

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

The following table represents the Company’s financial instruments measured at fair value as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$152,423	$-	$-	$152,423	$86,660	$-	$-	$86,660
Agency bonds	-	-	-	-	-	4,999	-	4,999
Marketable Securities:
Commercial paper	-	45,894	-	45,894	-	36,981	-	36,981
Corporate bonds	-	9,006	-	9,006	-	18,024	-	18,024
Agency bonds	-	152,394	-	152,394	-	132,102	-	132,102
Agency discount notes	-	-	-	-	-	11,986	-	11,986
Total cash equivalents and marketable securities	$152,423	$207,294	$-	$359,717	$86,660	$204,092	$-	$290,752

4. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within one year, as of December 31, 2016 and December 31, 2015 were as follows (in thousands):

	As of December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$45,894	$-	$-	$45,894
Corporate bonds	9,009	-	(3)	9,006
Agency bonds	152,429	18	(53)	152,394
Total marketable securities	$207,332	$18	$(56)	$207,294

	As of December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$36,981	$-	$-	$36,981
Corporate bonds	18,027	2	(5)	18,024
Agency bonds	132,224	-	(122)	132,102
Agency discount notes	11,982	4	-	11,986
Total marketable securities	$199,214	$6	$(127)	$199,093

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2016 and December 31, 2015, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$8,006	$(3)	$-	$-	$8,006	$(3)
Agency bonds	92,018	(53)	-	-	92,018	(53)
Total	$100,024	$(56)	$-	$-	$100,024	$(56)

	As of December 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$10,021	$(5)	$-	$-	$10,021	$(5)
Agency bonds	127,102	(122)	-	-	127,102	(122)
Total	$137,123	$(127)	$-	$-	$137,123	$(127)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three months and year ended December 31, 2016, the Company did not recognize any other-than-temporary impairment loss.

5. ACQUISITIONS

2015 Acquisition

On February 9, 2015, the Company acquired Eat24Hours.com, Inc. In connection with the acquisition, all of the outstanding capital stock of Eat24 was converted into the right to receive an aggregate of approximately $75.0 million in cash, less certain transaction expenses, and 1,402,844 shares of Yelp Class A common stock with an aggregate fair value of approximately $59.2 million, as determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. Of the total consideration paid in connection with the acquisition, $16.5 million in cash and 308,626 shares were initially held in escrow to secure indemnification obligations. The balance remaining in the escrow fund was $3.4 million in cash as of December 31, 2016. The key purpose underlying the acquisition was to obtain an online food ordering solution to drive daily engagement in the Company’s key restaurant vertical.

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

The intangible assets are being amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from the Company’s opportunity to drive daily engagement in its restaurant vertical and potentially expand Eat24’s offering to the U.S. restaurants listed on the Company’s platform. None of the goodwill is deductible for tax purposes.

The Company recorded no acquisition-related costs for the year ended December 31, 2016 and $0.2 million in acquisition-related costs in the year ended December 31, 2015, which were included in the general and administrative expense in the accompanying consolidated statements of operations.

The consolidated statements of operations for the year ended December 31, 2015 include $39.2 million of revenue attributable to Eat24.

2014 Acquisitions

In October 2014, the Company, through its wholly-owned subsidiary, Yelp Ireland Ltd., acquired all of the outstanding equity interests in Cityvox SAS. Also in October 2014, the Company, through its wholly-owned subsidiaries Yelp Ireland Ltd. and Qype GmbH, acquired the assets comprising the business conducted under the name Restaurant Kritik from Kabukiman Ltd. The aggregate purchase price of these businesses was $15.3 million, net of $0.1 million cash acquired; the purchase price did not include stock in either transaction. Each of these acquisitions has been accounted for as a business combination in accordance with ASC 805, under the acquisition method. Accordingly, the aggregate purchase price is allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition dates, and is subject to adjustment based on the purchase price adjustment provisions contained in the acquisition agreements. The results of operations of the acquired companies have been included in the Company’s consolidated financial statements from the respective acquisition dates. Net revenues, earnings since the acquisition and pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate. During the three months ended December 31, 2014, the Company recorded acquisition-related transaction costs of $0.6 million, which were included in general and administrative expense.

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

The following table presents the aggregate purchase price allocations of these individually immaterial acquisitions recorded in the Company’s consolidated balance sheets of their acquisition dates (in thousands):

Net tangible assets	$(277)
Goodwill	13,995
Intangible assets	1,546
Total purchase price (excluding contingent consideration)	15,264
Contingent consideration	826
Total purchase price	$16,090

Estimated useful lives as of the acquisition dates of the intangible assets acquired are as follows:

Intangible Type	Useful Life
Content	5.0 years
Developed technology	0.5 years
Trade name	2.0 years
Weighted average	4.3 years

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

6. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Cash and cash equivalents
Cash	$119,778	$79,954
Money market funds	152,423	91,659
Total cash and cash equivalents	$272,201	$171,613

The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of December 31, 2016 and 2015, the Company had letters of credit totaling $17.3 million and $16.5 million, respectively, related to such leases, which are classified as restricted cash.

7. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Computer equipment	$28,551	$26,004
Software	1,079	1,213
Capitalized website and internal-use software development costs	61,515	42,320
Furniture and fixtures	14,162	10,771
Leasehold improvements	60,101	47,552
Telecommunication	3,457	2,970
Total	168,865	130,830
Less accumulated depreciation	(76,425)	(50,363)
Property, equipment and software, net	$92,440	$80,467

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $28.5 million, $23.0 million and $14.3 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

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

Goodwill as of December 31, 2016 and 2015, and changes in the carrying amount of goodwill during the years ended December 31, 2016 and 2015, were as follows (in thousands):

Balance as of December 31, 2014	$67,307
Goodwill measurement period adjustment	(255)
Goodwill acquired	110,927
Effect of currency translation	(5,782)
Balance as of December 31, 2015	$172,197
Goodwill measurement period adjustment	146
Effect of currency translation	(1,676)
Balance as of December 31, 2016	$170,667

Intangible assets at December 31, 2016 and 2015 consisted of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2016
Restaurant and user relationships	$29,400	$(5,981)	$23,419	8.2 years
Developed technology	9,280	(4,122)	5,158	3.1 years
Content	3,674	(2,581)	1,093	2.0 years
Trade name and other	3,338	(1,861)	1,477	2.1 years
Domains and data licenses	2,804	(1,340)	1,464	3.0 years
Advertiser relationships	1,549	(1,549)	-	0.0 years
Total	$50,045	$(17,434)	$32,611

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2015:
Restaurant and user relationships	$29,400	$(2,817)	$26,583	9.1 years
Developed technology	9,295	(2,441)	6,854	4.1 years
Content	3,922	(2,066)	1,856	2.7 years
Trade name and other	3,350	(1,139)	2,211	3.1 years
Domains and data licenses	2,625	(835)	1,790	3.9 years
Advertiser relationships	1,708	(1,708)	-	0.0 years
Total	$50,300	$(11,006)	$39,294

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $6.8 million, $6.5 million and $2.4 million, respectively.

As of December 31, 2016, the estimated future amortization of purchased intangible assets for (i) each of the succeeding five years and (ii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2017	$6,763
2018	6,280
2019	5,399
2020	3,406
2021	3,166
Thereafter	7,597
Total amortization	$32,611

9. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Cost-method investments	$8,000	$-
Other	2,992	3,701
Total	$10,992	$3,701

Cost-method investments represent the Company’s investment in the preferred stock of Nowait, Inc. a mobile platform that allows restaurants to manage their waitlists, which was completed on July 15, 2016. The remaining other non-current assets are primarily deferred tax assets.

10. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Restaurant revenue share liability	$17,372	$12,654
Accrued employee vacation	6,196	4,662
Accrued income, payroll and other taxes	5,456	3,451
Accrued marketing	4,633	2,144
Accrued employee benefits and other employee expenses	4,337	3,631
Accrued bonuses and commissions	3,079	4,546
Accrued facilities and related	2,427	1,928
Accrued consulting	1,824	1,763
Deferred rent	1,655	786
Employee stock purchase plan liability	1,059	817
Merchant revenue share liability	980	1,212
Fixed asset purchase commitments	723	1,318
Other accrued expenses	5,341	4,546
Total	$55,082	$43,458

11. LONG-TERM LIABILITIES

Long-term liabilities as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31,	December 31,
	2016	2015
Deferred rent	$16,896	$11,324
Other long-term liabilities	725	706
Total	$17,621	$12,030

12. OTHER INCOME (EXPENSE), NET

Other income (expense), net for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest income, net	$1,724	$622	$375
Transaction loss on foreign exchange	(175)	(687)	(121)
Other non-operating income (loss), net	145	451	(33)
Other income, net	$1,694	$386	$221

13. COMMITMENTS AND CONTINGENCIES

Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2017 to 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $36.8 million, $30.9 million and $14.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s minimum payments under noncancelable operating leases for equipment and office space having initial terms in excess of one year were as follows as of December 31, 2016 (in thousands):

Operating
Year Ending December 31,	Leases
2017	$42,321
2018	44,355
2019	44,449
2020	45,892
2021	38,095
Thereafter	92,401
Total minimum lease payments	$307,513

The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rental income was $2.0 million, $1.4 million, and zero for the years ended December 31, 2016, 2015, and 2014, respectively. The Company expects future sublease rental receipts of $8.3 million between 2017 and 2021.

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

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants the Company and Eat24. The lawsuit asserts that the defendants failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, the Company reached a preliminary agreement to settle this matter, which the court preliminarily approved on June 27, 2016. The settlement received final court approval on December 5, 2016 and the $550 thousand settlement amount was paid on February 10, 2017.

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, the Company reached a preliminary agreement to settle this matter for payments in the aggregate amount of up to approximately $0.2 million, which the court preliminarily approved on August 29, 2016. The settlement received final court approval on February 1, 2017.

Based on the settlement agreements reached in connection with the two lawsuits by former Eat24 employees described above, the Company recognized a liability for each of the proposed settlement amounts as part of its accrued liabilities as of December 31, 2016. In February 2016, $1.1 million was released to the Company from the escrow fund established in connection with the acquisition of Eat24, to fund such settlement amounts and related legal expenses.

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

Payroll Tax Audit—In June 2015, the IRS began a payroll tax audit of the Company for 2014 and 2013. The Company has assessed the estimated range of such loss and, as of December 31, 2016, a liability of $0.5 million has been recorded. The Company expects the audits and any related assessments to be finalized in 2017.

14. STOCKHOLDERS’ EQUITY

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

The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	December 31, 2016		December 31, 2015
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Class A common stock, $0.000001 par value	—	—	200,000,000	66,535,156
Class B common stock, $0.000001 par value	—	—	100,000,000	9,447,646
Common stock, $0.000001 par value	200,000,000	79,429,833	200,000,000	—
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

Common Stock Reserved for Future Issuance

As of December 31, 2016, the Company had reserved shares of common stock for future issuances in connection with the following:

Options outstanding	8,018,941
Restricted stock units and awards outstanding	7,090,465
Available for future stock option and restricted stock units and awards grants	2,787,277
Available for future ESPP offerings	1,303,913
Total reserved for future issuance	19,200,596

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

Stock Options

Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value of a share of the Company’s common stock at date of grant. Options granted to date generally vest over a four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; or (c) ratably on a monthly basis. Options granted are generally exercisable for up to 10 years. The Company issues new shares when stock options are exercised.

A summary of stock option activity for the year ended December 31, 2016 is as follows:

	Options Outstanding
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term (in	Value (in
	Shares	Price	years)	thousands)
Outstanding - December 31, 2015	8,206,356	$20.93	6.44	$92,454
Granted	1,341,250	23.58
Exercised	(1,290,205)	15.95
Canceled	(238,460)	36.59
Outstanding - December 31, 2016	8,018,941	$21.71	6.10	$147,673
Options vested and exercisable as of December 31, 2016	6,292,994	$19.18	5.44	$128,488

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $23.23 million, $26.2 million and $108.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The weighted-average grant date fair value of options granted was $10.16, $22.48 and $41.84 per share for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, total unrecognized compensation costs related to unvested stock options was approximately $21 million, which is expected to be recognized over a weighted-average time period of 2.2 years.

The following table summarizes information about outstanding and vested stock options as of December 31, 2016:

				Options Vested and
	Options Outstanding			Exercisable
		Weighted-	Weighted		Weighted
	Number of	Average	Average		Average
	Options	Remaining	Exercise	Number of	Exercise
Exercise Price Range	Outstanding	Life (Years)	Price	Options	Price
$1.00 - $6.92	88,816	2.86	$4.48	84,649	$4.45
$7.16	2,196,634	4.01	7.16	2,196,634	7.16
$8.16 - $18.85	803,343	5.65	15.43	728,696	15.04
$18.91 - $21.13	733,521	9.06	20.53	280,551	20.55
$21.18	1,533,803	6.10	21.18	1,437,801	21.18
$21.24 - $26.03	936,234	6.95	24.01	606,256	25.02
$26.89 - $45.50	890,637	7.08	31.49	565,519	32.46
$47.79 - $78.18	818,028	7.73	56.18	382,097	60.02
$82.42	9,025	7.33	79.06	4,488	79.21
$94.42	8,900	7.16	94.42	6,303	94.42
Total	8,018,941	6.10	$21.71	6,292,994	$19.18

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

A summary of RSU and RSA activity for the year ended December 31, 2016 is as follows:

	Restricted Stock Units		Restricted Stock Awards
		Weighted-	Number	Weighted-
	Number of	Average Grant	of	Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested--December 31, 2015	4,093,204	$39.45	312	$11.68
Granted	5,879,390	28.51	-	-
Released	(1,813,712)	35.29	(312)	11.68
Canceled	(1,068,417)	32.92	-	-
Unvested--December 31, 2016	7,090,465	$32.43	0	$-

As of December 31, 2016, the Company had approximately $208.8 million of unrecognized stock-based compensation expense related to RSUs and RSAs, which is expected to be recognized over the remaining weighted-average vesting period of approximately 3.0 years.

Employee Stock Purchase Plan

The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period that began prior to December 1, 2014, employees were able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last day of the offering period. At the end of each offering period that began December 1, 2014 or later, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period.

During the year ended December 31, 2016, employees purchased 342,057 shares at a weighted-average purchase price of $26.12 per share. The Company recognized $1.5 million of stock-based compensation expense related to the ESPP in the year ended December 31, 2016.

Stock-Based Compensation

The fair value of options granted to employees is estimated on the grant date using the Black-Scholes-Merton option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility in the fair market value of the Company’s common stock, a risk-free interest rate, and expected dividends. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The Company uses the straight-line method for expense attribution. For the years ended December 31, 2016, 2015 and 2014, the weighted-average assumptions are as follows:

	Year Ended December 31,
	2016	2015	2014
Dividend yield	-	-	-
Annual risk-free rate	1.53%	1.78%	2.07%
Expected volatility	44.00%	49.27%	57.56%
Expected term (years)	5.84	6.11	6.17

The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of Revenue	$2,446	$1,117	$729
Sales and marketing	27,098	21,962	15,083
Product Development	36,323	23,431	14,804
General and administrative	20,394	14,332	11,657
Restructuring and integration	-	-	-
Total stock-based compensation in income (loss) before
incomes taxes	86,261	60,842	42,273
Benefit from income taxes	(643)	(402)	(15,064)
Total stock-based compensation in income (loss)	$85,618	$60,440	$27,209

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $4.5 million, $3.0 million and $2.3 million, respectively, of stock-based compensation expense as website development costs.

15. NET INCOME (LOSS) PER SHARE

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

On September 22, 2016, the Company’s Class A and Class B common stock converted into a single class of common stock. Because shares of Class A and Class B common stock were outstanding for a portion of the year ended December 31, 2016, the Company has disclosed earnings per common share for both classes of common stock for the current period. Basic and diluted net income (loss) per share attributable to common stockholders for periods after the conversion will be presented based on the number of shares of common stock outstanding.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2016		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share
attributable to common stockholders:
Numerator:
Net income (loss)	$(4,296)	$(374)	$(28,694)	$(4,206)	$31,178	$5,295
Allocation of undistributed earnings	$(4,296)	$(374)	$(28,694)	$(4,206)	$31,178	$5,295
Denominator:
Weighted-average shares
outstanding	70,997	6,189	65,135	9,548	61,492	10,444
Basic net income (loss) per share
attributable to common stockholders:	$(0.06)	$(0.06)	$(0.44)	$(0.44)	$0.51	$0.51
Diluted net income (loss) per share
attributable to common stockholders:
Numerator:
Allocation of undistributed earnings
for basic calculations	$(4,296)	$(374)	$(28,694)	$(4,206)	$31,178	$5,295
Reallocation of undistributed
earnings as a result of conversion
from Class B to Class A shares	(374)	-	(4,206)	-	5,295	-
Reallocation of undistributed
earnings to Class B shares			-	-	-	911
Allocation of undistributed
earnings	$(4,670)	$(374)	$(32,900)	$(4,206)	$36,473	$6,206
Denominator:
Number of shares used in basic
calculation	70,997	6,189	65,135	9,548	61,492	10,444
Weighted-average effect of dilutive
securities
Conversion of Class B to Class
A common shares outstanding	6,189	-	9,548	-	10,444	-
Stock options	-	-	-	-	4,377	2,584
Other dilutive securities	-	-	-	-	399	25
Number of shares used in
diluted calculation	77,186	6,189	74,683	9,548	76,712	13,053
Diluted net income (loss) per share
attributable to common stockholders:	$(0.06)	$(0.06)	$(0.44)	$(0.44)	$0.48	$0.48

The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options	2,082	8,206	71
Restricted stock units and awards	2,090	4,095
Contingently issuable shares	-	309

16. INCOME TAXES

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

The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	2016	2015	2014
United States	$1,679	$(18,604)	$13,083
Foreign	(4,964)	(2,334)	(1,803)
Total	$(3,285)	$(20,938)	$11,280

The income tax provision is composed of the following (in thousands):

	2016	2015	2014
Current:
Federal	$-	$(10)	$-
State	35	370	704
Foreign	86	1,010	1,322
	$121	$1,370	$2,026
Deferred:
Federal	$106	$3,505	$(14,806)
State	13	6,245	(7,613)
Foreign	1,145	842	(4,800)
	1,264	10,592	(27,219)
Total provision for (benefit from)
income taxes	$1,385	$11,962	$(25,193)

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	2016	2015	2014
Tax benefit at federal statutory rate	35.00%	35.00%	35.00%
State-net of federal effect	21.41	5.32	3.63
Foreign rate differential	(1.54)	(10.03)	(2.17)
Stock-based compensation	10.50	(3.60)	12.76
Acquisition costs	-	(0.38)	-
Meals & Entertainment	(13.84)	(2.63)	3.75
Tax credits	163.87	14.30	(23.37)
Change in valuation allowance	(189.19)	(96.18)	(248.14)
Change in tax rate	(0.12)	(0.73)	(4.72)
Benefit for tax only asset	-	4.99	-
Non-deductible expenses	(6.16)	(1.58)	1.36
Prior year deferred true-ups	(11.81)	(0.57)	-
Expiration of deferred benefit	(50.76)	-	-
Other	0.47	(1.00)	(1.44)
Effective Tax Rate	(42.17)%	(57.09)%	(223.34)%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of December 31, 2016 and 2015, based on the available objective evidence, management believes it is more likely than not that its domestic deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its domestic net deferred tax assets.

The effective tax rate in 2016 reflects a $1.4 million expense associated with establishing a valuation allowance against certain foreign deferred tax assets as a result of the winding down of sales and marketing activities outside of the United States and Canada. At the end of 2016, the Company could not assert at the required more-likely-than-not level of certainty, that some of its foreign operations would generate sufficient taxable income to realize all of its deferred tax assets after considering the relative impact of all evidence, positive and negative. In making its evaluation, the Company considered recent changes in foreign operations as a significant piece of negative evidence. As a result, the Company established a valuation allowance against some of its foreign deferred tax assets in the year ended December 31, 2016.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	2016	2015
Deferred tax assets:
Reserves and others	$13,382	$8,656
Stock-based compensation	29,402	26,236
Contribution carryforward	11	1,782
Net operating loss carryforward	64,478	7,048
Tax credit carryforward	17,185	8,985
Gross deferred tax assets	124,458	52,707
Valuation allowance	(92,191)	(20,542)
Total deferred tax assets	32,267	32,165
Deferred tax liabilities:
Depreciation and amortization	(30,140)	(28,896)
Total deferred tax liabilities	(30,140)	(28,896)
Net deferred tax assets (liabilities)	$2,127	$3,269

At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $154.9 million and $132.9 million, respectively, expiring beginning in 2024 and 2017, respectively. The Company also had cumulative trading losses of $10.1 million and of $7.2 million at December 31, 2016 in Ireland and Germany respectively, which may be carried forward indefinitely against profits in the respective jurisdictions. At December 31, 2016, the Company had federal research credit carryforwards of approximately $8.6 million that expire beginning in 2024, and California research credit carryforwards of approximately $8.0 million that do not expire. At December 31, 2016, the Company also had $5.2 million of California Enterprise Zone credit, expiring beginning in 2024.

Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company does not expect any previous ownership changes, as defined under Section 382 and 383 of the Internal Revenue Code, to result in a limitation that will reduce the total amount of net operating loss carryforwards and credits that can be utilized. Further, foreign loss carryforwards may be subject to limitations under the applicable laws of the taxing jurisdictions due to ownership change limitations.

Effective as of January 1, 2016, the Company early adopted a change in accounting policy in accordance with ASU 2016-09, which eliminated the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit could be recognized as an increase in paid in capital. Under ASU 2016-09, these previously unrecognized deferred tax assets were recognized on a modified retrospective basis as of January 1, 2016, the start of the year in which the Company early adopted ASU 2016-09. Approximately $164.1 million of federal net operating losses, $125.7 million of state net operating losses, $1.4 million of Ireland net operating losses, $1.3 million of federal research and development tax credits and $0.1 million of state Enterprise Zone credits are related to tax stock option deductions in excess of book deductions and are not included in the balance shown above as of December 31, 2015. The U.S. federal and state net operating losses and credits recognized as of January 1, 2016, as described above, have been offset by a valuation allowance. As a result, only the Ireland net operating losses resulted in a cumulative-effect adjustment to retained earnings of $0.2 million (which reduced the accumulated deficit) as of January 1, 2016. Additionally, ASU 2016-09 addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. The Company is now required to present excess tax benefits as an operating activity in the same manner as other cash flows related to income taxes on the statement of cash flows rather than as a financing activity. The Company adopted this change prospectively.

It is the intention of the Company to reinvest the earnings from Darwin Social Marketing Inc., Yelp UK Ltd. and Yelp Ireland Holding Company Limited and its subsidiaries. The Company does not provide for U.S. income taxes of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of December 31, 2016, the Company estimates $2.6 million of cumulative earnings upon which U.S. income taxes have not been provided. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. The additional taxes on the earnings of foreign subsidiaries, if remitted, would be partially offset by U.S. tax credits for foreign taxes already paid.

As of December 31, 2016, 2015 and 2014, the Company had $10.3 million, $5.0 million and $3.3 million, respectively, of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	2016	2015	2014
Balance at the beginning of the year	$5,049	$3,276	$1,774
Increase (Decrease) based on tax positions related to the prior year	1,381	(31)	69
Increase based on tax positions related to the current year	4,131	1,804	1,433
Lapse of statute of limitations	(221)	-	-
Balance at the end of the year	$10,340	$5,049	$3,276

As of December 31, 2016, the Company had $0.8 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During each of the years ended December 31, 2016, 2015 and 2014, the Company had an immaterial amount related to the accrual of interest and penalties.

In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years subsequent to 2003 remain open to examination. In the Company’s most significant foreign jurisdictions — Ireland, United Kingdom and Germany — the tax years subsequent to 2010 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes that it is reasonably possible that its unrecognized tax benefits could be reduced by an immaterial amount over the 12 months following December 31, 2016.

17. RELATED PARTY TRANSACTIONS

The Company does not have any significant related party transactions.

18. INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS

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

Net Revenue

Prior to this annual report, the Company classified revenue from its “local” products — consisting of business listing and advertising products that are sold directly to businesses and Yelp Reservations — as local revenue, and revenue generated through partner arrangements, including resale of advertising products by certain partners, and monetization of remnant advertising inventory through third-party ad networks as other services revenue.

The Company now classifies revenue from all of its business listing and advertising products, including advertising sold by partners, as advertising revenue. As a result, revenue generated through ad resales and monetization of remnant advertising inventory through third-party ad networks is now classified as advertising revenue rather than other services revenue, and revenue from Yelp Reservations, a subscription service, is recognized as other services revenue. All disclosures relating to revenue by product have been updated to this revised classification for all periods presented.

The following table presents the Company’s net revenue by product line for the periods presented (in thousands), reflecting the changes to its revenue categories described above:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net revenue by product:
Advertising	$645,241	$471,416	$335,450
Transactions	62,495	43,854	5,247
Brand advertising	-	31,012	34,482
Other services	5,333	3,429	2,357
Total net revenue	$713,069	$549,711	$377,536

For purposes of comparison, the following table presents the Company’s net revenue by product line for the periods presented (in thousands) based on the revenue categories in effect prior to the three months ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net revenue by product:
Local	$624,694	$448,236	$319,137
Transactions	62,495	43,854	5,247
Brand advertising	-	31,012	34,482
Other services	25,880	26,609	18,670
Total net revenue	$713,069	$549,711	$377,536

During the years ended December 31, 2016, 2015 and 2014, no individual customer accounted for 10% or more of consolidated net revenue.

The following table presents the Company’s net revenue by geographic region for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$698,244	$537,567	$366,579
All other countries	14,825	12,144	10,957
Total net revenue	$713,069	$549,711	$377,536

Long-Lived Assets

The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$89,362	$78,675	$73,344
All other countries	3,078	5,493	5,900
Total long-lived assets	$92,440	$84,168	$79,244

19. RESTRUCTURING AND INTEGRATION

The following table presents the Company’s restructuring and integration costs for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Restructuring and integration	$3,455	$-	$-

On November 2, 2016, the Company announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The Company incurred $ 3.5 million in restructuring and integration costs associated with this plan for the year ended December 31, 2016, of which $2.0 million had been paid by December 31, 2016. The Company expects to pay the remaining $1.5 million during the year ending December 31, 2017.

The costs primarily related to severance costs for affected employees. No goodwill, intangible assets or other long lived assets have been determined to be impaired. The restructuring plan was substantially completed by the year ended December 31, 2016, with approximately $0.2 million expected to be incurred during the year ended December 31, 2017.

20. SUBSEQUENT EVENTS

On February 28, 2017, the Company acquired Nowait, a restaurant technology company with the industry’s leading waitlist system and seating tool. The aggregate purchase price of approximately $40 million was paid in cash, and includes the partial stake previously acquired by the Company.

The purchase price is subject to customary working capital adjustments. The Company is currently in the process of valuing the assets acquired and liabilities assumed in the transaction, which will be reflected in the Company's financial statements for the period ending March 31, 2017.

In October 2016, the Company acquired a 20% interest in the preferred stock of Nowait for $8.0 million in cash, which is recorded as a cost-method investment as part of non-current in the Company’s consolidated balance sheet as of December 31, 2016 (see Note 9).

The Company expects the acquisition to drive daily engagement in the key restaurant vertical, by allowing Yelp users to more quickly move from search and discovery to transacting at a local business.