Form 10-Q
period 2017-03-31
YELP INC
filed 2017-05-10
CIK 1345016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES   ☐    NO ☒

As of May 4, 2017, there were 80,582,775 shares of registrant’s common stock, par value $0.000001 per share, issued and outstanding.

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

NOTE REGARDING METRICS

We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Eat24, Yelp Reservations, Nowait or from our business owner products.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$272,279	$272,201
Short term investments	213,197	207,332
Accounts receivable (net of allowance for doubtful accounts of $5,316
and $4,992 at March 31, 2017 and December 31, 2016, respectively)	68,119	68,725
Prepaid expenses and other current assets	14,459	12,921
Total current assets	568,054	561,179
Property, equipment and software, net	91,727	92,440
Intangibles, net	43,393	32,611
Goodwill	197,489	170,667
Restricted cash	18,464	17,317
Other assets	3,044	10,992
Total assets	$922,171	$885,206

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable – trade	$3,963	$2,003
Accounts payable – merchant share	18,832	18,352
Accrued liabilities	45,971	36,730
Deferred revenue	3,588	3,314
Total current liabilities	72,354	60,399
Long term liabilities	17,882	17,621
Total liabilities	90,236	78,020
Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, $0.000001 par value - 200,000,000 and 200,000,000 shares authorized, 80,290,089 and 79,429,833 shares issued and outstanding at
March 31, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	921,441	892,983
Accumulated other comprehensive loss	(14,505)	(15,576)
Accumulated deficit	(75,001)	(70,221)
Total Stockholders' Equity	831,935	807,186
Total Liabilities and Stockholders' Equity	$922,171	$885,206

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net revenue	$197,323	$158,613
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,914	15,078
Sales and marketing	109,286	95,628
Product development	39,871	32,222
General and administrative	26,315	21,769
Depreciation and amortization	10,151	8,189
Restructuring and integration	231	-
Total costs and expenses	202,768	172,886

Loss from operations	(5,445)	(14,273)
Other income, net	732	258

Loss before income taxes	(4,713)	(14,015)
Provision for income taxes	(67)	(1,437)

Net loss attributable to common stockholders (1)	$(4,780)	$(15,452)

Net loss per share attributable to common stockholders (1)
Basic	$(0.06)	$(0.20)
Diluted	$(0.06)	$(0.20)

Weighted-average shares used to compute net loss per share attributable to common stockholders (1)
Basic	79,843	75,884
Diluted	79,843	75,884

(1)	The structure of the Company’s common stock changed in the year ended December 31, 2016. Refer to Note 12 for details.

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(4,780)	$(15,452)
Other comprehensive income:
Foreign currency translation adjustments	1,071	1,742
Other comprehensive income	1,071	1,742
Comprehensive loss	$(3,709)	$(13,710)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(4,780)	$(15,452)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,151	8,189
Provision for doubtful accounts and sales returns	5,050	5,091
Stock-based compensation	24,334	19,110
Other	253	480
Changes in operating assets and liabilities:
Accounts receivable	(3,607)	(5,235)
Prepaid expenses and other assets	(899)	2,884
Accounts payable, accrued expenses and other liabilities	10,459	8,769
Deferred revenue	274	43
Net cash provided by operating activities	41,235	23,879
INVESTING ACTIVITIES:
Purchases of marketable securities	(73,971)	(92,101)
Maturities of marketable securities	68,000	90,500
Acquisition, net of cash received	(30,833)	-
Purchases of property, equipment and software	(2,452)	(7,645)
Capitalized website and software development costs	(4,208)	(3,125)
Other investing activities	(1,118)	(820)
Net cash used in investing activities	(44,582)	(13,191)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	3,287	1,045
Net cash provided by financing activities	3,287	1,045
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	138	159
CHANGE IN CASH AND CASH EQUIVALENTS	78	11,892
CASH AND CASH EQUIVALENTS—Beginning of period	272,201	171,613
CASH AND CASH EQUIVALENTS—End of period	$272,279	$183,505
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
(Refund received) Cash paid for income taxes, net	$(107)	$516
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$596	$1,727
Goodwill measurement period adjustment	$-	$146

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2017 (the “Annual Report”). The unaudited condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

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

The new revenue standard may be applied retrospectively to each prior period presented “full retrospective”, or retrospectively with the cumulative effect recognized as of the date of adoption- “modified retrospective”. The Company expects the requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of a deferred charge on our balance sheets. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 and the related implementation guidance on its consolidated financial statements.

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

In August 2016, FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Subtopic 230)” (“ASU 2016-15”). The new guidance provides clarity around the cash flow classification for specific issues in an effort to reduce the current and potential future diversity in practice. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements and anticipates adopting this standard for the first interim period within the annual reporting period beginning after December 15, 2017.

In November 2016, FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Subtopic 230)” (“ASU 2016-18”). The new guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-18 on its consolidated financial statements and anticipates adopting this standard for the first interim period within the annual reporting period beginning after December 15, 2017.

In January 2017, FASB issued Accounting Standards Update No. 2017-04, “Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform goodwill impairment tests by comparing fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact and timing of the adoption of ASU 2017-04, but expects that it will not have a material impact on its consolidated financial statements.

Principles of Consolidation

These unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Cash and cash equivalents
Cash	$125,164	$119,778
Money market funds	147,115	152,423
Total cash and cash equivalents	$272,279	$272,201

The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of March 31, 2017 and December 31, 2016, the Company had letters of credit totaling $17.3 million and $17.3 million, respectively, related to such leases, which are included in restricted cash.

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

The following table represents the Company’s financial instruments measured at fair value as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$147,115	$-	$-	$147,115	$152,423	$-	$-	$152,423
Agency bonds	-	-	-	-	-	-	-	-
Marketable Securities:
Commercial paper	-	49,853	-	49,853	-	45,894	-	45,894
Corporate bonds	-	9,000	-	9,000	-	9,006	-	9,006
Agency bonds	-	154,209	-	154,209	-	152,394	-	152,394
Total cash equivalents and marketable securities	$147,115	$213,062	$-	$360,177	$152,423	$207,294	$-	$359,717

4. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within one year, as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	As of March 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$49,853	$-	$-	$49,853
Corporate bonds	9,003	-	(3)	9,000
Agency bonds	154,341	-	(132)	154,209
Total marketable securities	$213,197	$-	$(135)	$213,062

	As of December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Commercial paper	$45,894	$-	$-	$45,894
Corporate bonds	9,009	-	(3)	9,006
Agency bonds	152,429	18	(53)	152,394
Total marketable securities	$207,332	$18	$(56)	$207,294

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$9,000	$(3)	$-	$-	$9,000	$(3)
Agency bonds	149,219	(132)	-	-	149,219	(132)
Total	$158,219	$(135)	$-	$-	$158,219	$(135)

	As of December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$8,006	$(3)	$-	$-	$8,006	$(3)
Agency bonds	92,018	(53)	-	-	92,018	(53)
Total	$100,024	$(56)	$-	$-	$100,024	$(56)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss.

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Capitalized website and internal-use software development costs	$67,010	$61,515
Leasehold improvements	60,641	60,101
Computer equipment	29,170	28,551
Furniture and fixtures	14,497	14,162
Telecommunication	3,571	3,457
Software	1,183	1,079
Total	176,072	168,865
Less accumulated depreciation	(84,345)	(76,425)
Property, equipment and software, net	$91,727	$92,440

Depreciation expense for the three months ended March 31, 2017 and 2016 was approximately $8.2 million and $6.5 million, respectively.

6. INTANGIBLE ASSETS AND GOODWILL

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

The changes in carrying amount of goodwill during the three months ended March 31, 2017 were as follows (in thousands):

Balance as of December 31, 2016	$170,667
Goodwill acquired	25,959
Effect of currency translation	863
Balance as of March 31, 2017	$197,489

Intangible assets at March 31, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
March 31, 2017
Restaurant and user relationships	$38,560	$(6,840)	$31,720	9.0 years
Developed technology	11,758	(4,173)	7,585	3.6 years
Content	3,717	(2,865)	852	1.9 years
Trade name and other	3,632	(1,737)	1,895	2.2 years
Domains and data licenses	2,804	(1,463)	1,341	2.7 years
Total	$60,471	$(17,078)	$43,393

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2016:
Restaurant and user relationships	$29,400	$(5,981)	$23,419	8.2 years
Developed technology	9,280	(4,122)	5,158	3.1 years
Content	3,674	(2,581)	1,093	2.0 years
Trade name and other	3,338	(1,861)	1,477	2.1 years
Domains and data licenses	2,804	(1,340)	1,464	3.0 years
Advertiser relationships	1,549	(1,549)	-	0.0 years
Total	$50,045	$(17,434)	$32,611

Amortization expense for the three months ended March 31, 2017 and 2016 was $1.9 million and $1.7 million, respectively.

As of March 31, 2017, the estimated future amortization of purchased intangible assets for (i) the remaining nine months of 2017, (ii) each of the succeeding four years, and (ii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2017 (from April 1, 2017)	$6,232
2018	7,910
2019	7,032
2020	4,851
2021	4,575
Thereafter	12,793
Total amortization	$43,393

7. ACQUISITION

On February 28, 2017, the Company acquired Nowait, Inc. (“Nowait”). In connection with the acquisition, all outstanding capital stock and warrants to purchase capital stock of Nowait — including the 20% equity investment in Nowait the Company acquired in July 2016 (see Note 8) — were converted into the right to receive an aggregate of approximately $40 million in cash. Of the total amount of consideration paid in connection with the acquisition, $8 million is being held in escrow for a two-year period after the closing to secure the Company’s indemnification rights. The key purpose underlying the acquisition was to secure waitlist system and seating tool technology. The Company utilized an income approach to determine the valuation of the Company’s existing equity investment in Nowait as of the acquisition date. The carrying value of the Company’s investment approximated its fair value.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” with the results of Nowait’s operations included in the Company’s consolidated financial statements from February 28, 2017. The Company’s allocation of the purchase price is preliminary as the amounts related to identifiable intangible assets and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded retroactively to the acquisition date. The purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

February 28, 2017
Fair value of purchase consideration
Cash:
Distributed to Nowait stockholders	$31,892
Held in escrow account	7,945
Total purchase consideration	39,837

Fair value of net assets acquired:
Cash and cash equivalents	$1,004
Intangibles	12,670
Goodwill	25,959
Other assets	1,065
Total assets acquired	40,698
Liabilities assumed	(861)
Total liabilities assumed	(861)

Net assets acquired	$39,837

Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Enterprise restaurant relationships	$8,500	12.0 years
Acquired technology	2,900	5.0 years
Trademarks	610	3.0 years
Local restaurant relationships	600	5.0 years
User relationships	60	3.0 years
Weighted average		9.6 years

The intangible assets are being amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from the Company’s opportunity to drive daily engagement in its key restaurant vertical by allowing consumers to move more quickly from search and discovery to transacting at a local business. None of the goodwill is deductible for tax purposes.

For the three months ended March 31, 2017, the Company recorded acquisition-related transaction costs of approximately $0.1 million, which were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Nowait as though the companies had been combined as of January 1, 2016, and includes the accounting effects resulting from the acquisition, including amortization charges from acquired intangible assets and changes in depreciation due to differing asset values and depreciation lives. The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2016 (in thousands, except per share data):

	Pro Forma for the Three Months Ended March 31,
	2017	2016
Revenue	$198,097	$159,575
Net loss	(5,822)	(17,073)
Basic and diluted net loss per share attributable to common stockholders	(0.07)	(0.22)

Following the acquisition date, $0.2 million of revenue and $0.8 million of net loss attributable to Nowait were included in the condensed consolidated statement of operations for the three months ended March 31, 2017.

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Cost-method investments	$-	$8,000
Other	3,044	2,992
Total other non-current assets	$3,044	$10,992

Cost-method investments represent the Company’s investment in the preferred stock of Nowait, which was completed on July 15, 2016. The Company acquired the entirety of Nowait on February 28, 2017 and its original investment of $8 million was returned to it in the three months ended March 31, 2017 in connection with the acquisition. The remaining other non-current assets are primarily deferred tax assets.

9. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued compensation	$21,537	$12,892
Accrued marketing	6,713	4,633
Accrued tax liabilities	4,862	5,456
Other accrued expenses	12,859	13,749
Total accrued liabilities	$45,971	$36,730

10. LONG-TERM LIABILITIES

Long-term liabilities as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Deferred rent	$17,107	$16,896
Other long-term liabilities	775	725
Total long-term liabilities	$17,882	$17,621

11. COMMITMENTS AND CONTINGENCIES

Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2017 to 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $9.8 million and $8.6 million for the three months ended March 31, 2017 and 2016, respectively.

The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rental income was $0.5 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

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

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 Hours.com, Inc. (“Eat24”) employees in the Superior Court of California for San Francisco County, naming as defendants the Company and Eat24. The lawsuit asserts that the defendants failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, the Company reached a preliminary agreement to settle this matter, which the court preliminarily approved on June 27, 2016. The settlement received final court approval on December 5, 2016 and the $0.6 million settlement amount was paid on February 8, 2017.

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, the Company reached a preliminary agreement to settle this matter, which the court preliminarily approved on August 29, 2016. The settlement received final court approval on February 1, 2017 and the $0.2 million settlement amount was paid on March 29, 2017.

Based on the settlement agreements reached in connection with the two lawsuits by former Eat24 employees described above, the Company recognized a liability for each of the proposed settlement amounts as part of its accrued liabilities as of March 31, 2017.

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

Payroll Tax Audit—In June 2015, the U.S. Internal Revenue Service (“IRS”) began a payroll tax audit of the Company for 2013 and 2014. The Company has assessed the estimated range of such loss and, as of March 31, 2017, a liability of $0.5 million has been recorded. The Company expects the audits and any related assessments to be finalized in 2017.

12. STOCKHOLDERS’ EQUITY

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

The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	March 31, 2017		December 31, 2016
				Shares
	Shares	Shares Issued	Shares	Issued and
	Authorized	and Outstanding	Authorized	Outstanding
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	80,290,089	200,000,000	79,429,833
Undesignated Preferred Stock	10,000,000	-	10,000,000	-

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

Stock Options

Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value of a share of the Company’s common stock at date of grant. Options granted to date generally vest over a four-year period, on one of four schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; (c) ratably on a monthly basis; or (d) 35% vesting over the first year, 40% vesting over the second year and 25% vesting over the third year. Options granted are generally exercisable for up to 10 years. The Company issues new shares when stock options are exercised.

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Options Outstanding

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic Value (in
	Shares	Exercise Price	(in years)	thousands)
Outstanding - December 31, 2016	8,018,941	$21.71	6.10	$147,673
Granted	838,600	35.00
Exercised	(214,903)	15.29
Canceled	(44,974)	51.87
Outstanding - March 31, 2017	8,597,664	$23.01	6.25	$106,262
Options vested and exercisable as of March 31, 2017	6,412,831	$19.76	5.30	$96,510

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $4.9 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

The weighted-average grant date fair value of options granted was $15.53 and $9.53 per share for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, total unrecognized compensation costs related to unvested stock options was approximately $29.0 million, which is expected to be recognized over a weighted-average time period of 2.7 years.

RSUs

The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs generally vest over a four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; or (c) ratably on a quarterly basis.

A summary of RSU activity for the three months ended March 31, 2017 is as follows:

	Restricted Stock Units

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested - December 31, 2016	7,090,465	$32.43
Granted	1,435,870	38.14
Released	(645,853)	33.10
Canceled	(324,015)	34.22
Unvested - March 31, 2017	7,556,467	$33.38

As of March 31, 2017, the Company had approximately $231.3 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.9 years.

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

There were no shares purchased by employees under the ESPP during the three months ended March 31, 2017 or 2016. The Company recognized $0.6 million and $0.2 million of stock-based compensation expense related to the ESPP during the three months ended March 31, 2017 and 2016, respectively.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$981	$401
Sales and marketing	6,868	6,342
Product development	11,208	8,030
General and administrative	5,277	4,337
Total stock-based compensation	$24,334	$19,110

During the three months ended March 31, 2017 and 2016, the Company capitalized $1.4 million and $0.8 million, respectively, of stock-based compensation expense as website development costs.

13. OTHER INCOME, NET

Other income, net for the three months ended March 31, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Interest income, net	$680	$311
Transaction loss on foreign exchange	15	66
Other non-operating income (loss), net	37	(119)
Other income, net	$732	$258

14. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company recorded an income tax provision of $0.07 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. The tax provision for the three months ended March 31, 2017 is due to $0.08 million in U.S. state and foreign income tax expense offset by discrete benefits of $0.01 million. The tax provision for the three months ended March 31, 2016 is due to $1.5 million in U.S. federal and state and foreign income tax provision offset by discrete benefits of $0.1 million.

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three months ended March 31, 2017, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, tax credits, and stock-based compensation expense. Jurisdictions where no benefit is recorded on forecasted losses were excluded from the consolidated effective tax rate. As of March 31, 2017, the total amount of gross unrecognized tax benefits was $11.5 million, $10.8 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of March 31, 2017, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended March 31, 2017, the Company’s gross unrecognized tax benefits increased by $1.2 million, of which an immaterial amount which would affect the Company’s effective tax rate if recognized.

In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years subsequent to 2003 remain open to examination. In the Company’s most significant foreign jurisdictions — Ireland, the United Kingdom and Germany — the tax years subsequent to 2010 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by an immaterial amount over the 12 months following December 31, 2016.

It is the intention of the Company to permanently reinvest the earnings from Darwin Social Marketing Inc., Yelp UK Ltd. and Yelp Ireland Holding Company Limited and its subsidiaries. The Company does not provide for U.S. income taxes of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of March 31, 2017, the Company estimates $2.7 million of cumulative foreign earnings upon which U.S. income taxes have not been provided.

15. NET LOSS PER SHARE

Basic and diluted net loss per share attributable to common stockholders for periods prior to the Conversion are presented in conformity with the “two-class method” required for participating securities. Prior to the Conversion, shares of Class A and Class B common stock were the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock were identical, except with respect to voting and conversion. Each share of Class A common stock was entitled to one vote per share and each share of Class B common stock was entitled to ten votes per share. Shares of Class B common stock were convertible into Class A common stock at any time at the option of the stockholder, and were automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions, and in connection with certain other conversion events.

Under the two-class method, basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. The Company’s potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent, unvested shares subject to RSAs and purchases related to the ESPP. The dilutive effect of these potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net loss per share of Class B common stock does not assume the conversion of Class B common stock.

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

On September 22, 2016, the Company’s Class A and Class B common stock converted into a single class of common stock. Because shares of Class A and Class B common stock were outstanding during the three months ended March 31, 2016, the Company has disclosed earnings per common share for both classes of common stock for that reporting period. Basic and diluted net loss per share attributable to common stockholders for periods after the Conversion, including the current reporting period, are presented based on the number of shares of common stock outstanding.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
	Common stock	Class A	Class B
Net loss attributable to common stockholders	$(4,780)	$(13,656)	$(1,796)

Basic Shares:
Weighted-average shares outstanding	79,843	67,065	8,819

Diluted Shares:
Weighted-average shares used to compute diluted net loss per share	79,843	67,065	8,819

Net loss per share attributable to common stockholders
Basic:	$(0.06)	$(0.20)	$(0.20)
Diluted:	$(0.06)	$(0.20)	$(0.20)

The following weighted-average stock-based instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Stock options	8,598	8,856
Restricted stock units and awards	7,556	5,824
Contingently issuable shares	-	309

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

Net Revenue

In reports filed prior to its Annual Report on Form 10-K for the year ended December 31, 2016, the Company classified revenue from its “local” products — consisting of business listing and advertising products that are sold directly to businesses and Yelp Reservations — as local revenue, and revenue generated through partner arrangements, including resale of advertising products by certain partners, and monetization of remnant advertising inventory through third-party ad networks as other services revenue.

The Company now classifies revenue from all of its business listing and advertising products, including advertising and listings sold by partners, as advertising revenue. As a result, revenue generated through ad resales and monetization of remnant advertising inventory through third-party ad networks is now classified as advertising revenue rather than other services revenue, and revenue from Yelp Reservations, a subscription service, is recognized as other services revenue. All disclosures relating to revenue by product have been updated to this revised classification for all periods presented.

The following table presents the Company’s net revenue by product line for the periods presented (in thousands) reflecting the changes to its revenue categories described above:

	Three Months Ended
	March 31,
	2017	2016
Net revenue by product:
Advertising	$177,049	$143,047
Transactions	18,065	14,499
Other services	2,209	1,067
Total net revenue	$197,323	$158,613

For purposes of comparison, the following table presents the Company’s net revenue by product line for the periods presented (in thousands) based on the revenue categories in effect prior to the three months ended December 31, 2016:

	Three Months Ended
	March 31,
	2017	2016
Net revenue by product:
Local	$172,044	$138,116
Transactions	18,065	14,499
Other services	7,214	5,998
Total net revenue	$197,323	$158,613

During the three months ended March 31, 2017 and 2016, no individual customer accounted for 10% or more of consolidated net revenue.

The following table presents the Company’s net revenue by geographic region for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
United States	$193,910	$155,389
All other countries	3,413	3,224
Total net revenue	$197,323	$158,613

Long-Lived Assets

The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	March 31,	December 31,
	2017	2016
United States	$88,915	$89,362
All other countries	2,812	3,078
Total long-lived assets	$91,727	$92,440

17. RESTRUCTURING AND INTEGRATION

The following table presents the Company’s restructuring and integration costs for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Restructuring and integration	$231	$-

On November 2, 2016, the Company announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was substantially completed by December 31, 2016. The Company incurred $0.2 million in restructuring and integration costs associated with this plan which relates to severance costs for affected employees for the three months ended March 31, 2017. The Company expects the remaining $0.4 million accrued restructuring and integration costs as of March 31, 2017 to be paid during the year ended December 31, 2017. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. As a result of the restructuring plan, no goodwill, intangible assets or other long lived assets were impaired.

18. SUBSEQUENT EVENTS

On April 3, 2017, the Company acquired all outstanding equity interests of Turnstyle Analytics Inc. (“Turnstyle”), a location-based marketing and analytics platform that provides Wi-Fi as a digital marketing tool to retain and reward customers. The Company acquired Turnstyle for cash consideration of approximately $20.6 million, subject to customary post-closing net working capital adjustments. Of such amount, approximately $3.1 million will be held in escrow for an 18-month period after the closing to secure the Company’s right of indemnity under the purchase agreement.

The Company is currently in the process of valuing the assets acquired and liabilities assumed in the transaction and the related pro forma financial information as required. As a result, no preliminary purchase price allocation is available. These will be reflected in the Company’s financial statements for the period ending June 30, 2017. The key purpose underlying the acquisition was to obtain a customer retention and loyalty product to expand its product offerings for local businesses.

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

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

●

Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the engagement of, consumers as we look to leverage our brand and benefit from network dynamics in Yelp communities. For example, in February 2017, we acquired Nowait, Inc., a restaurant technology company with an industry-leading waitlist system and seating tool (“Nowait”), which we believe will drive daily engagement in our key restaurant vertical.

●

Enhance Monetization. We plan to continue to invest in initiatives to enhance our monetization opportunities in the United States and Canada. Initiatives we have invested in, and plan to continue to invest in, include aggressively growing our sales force and broadening our sales strategy, as well as expanding the Yelp Platform and business owner products and tools. For example, in the first quarter of 2017, we upgraded our Yelp Reservations product with improvements to the floor view for restaurant management and the design of booking pages to make booking a reservation easier for diners.

Our overall strategy is to invest for long-term growth. During the remainder of 2017, we expect to continue to invest heavily in our sales and marketing efforts by growing our sales force and continuing our advertising campaigns, as well as continue the integration of Nowait and Turnstyle Analytics Inc., a Wi-Fi marketing company we acquired in April 2017. As of March 31, 2017, we had 4,359 employees, which represents an increase of 8% compared to March 31, 2016.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Eat24, Yelp Reservations or Nowait, or from our business owner products.

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

As of March 31, 2017, approximately 118.5 million reviews were available on business listing pages, including approximately 28.7 million reviews that were not recommended, after 9.0 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated:

	As of March 31,
	2017	2016
	(in thousands)
Reviews	127,478	101,564

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

The following table presents our traffic for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Desktop Unique Visitors	84,475	77,433
Mobile Website Unique Visitors	73,192	68,551
App Unique Devices	25,827	21,186

We anticipate that our mobile traffic will be the driver of our growth for the foreseeable future.

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

	As of March 31,
	2017	2016
	(in thousands)
Claimed Local Business Locations	3,559	2,834

Paying Advertising Accounts

Paying advertising accounts comprise all business accounts from which we recognized advertising revenue in a given three-month period. As with our advertising revenue classification, paying advertising accounts includes customer accounts that purchased our core marketing services from partners and resellers, and excludes Yelp Reservations customers that are not also advertising customers. The following table presents the number of paying advertising accounts during the periods presented:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Paying Advertising Accounts	139	119

In our filings with the SEC prior to this Quarterly Report, we disclosed a paying account metric referred to as advertising and subscription accounts and, prior to that, as local advertising accounts, which consisted of business accounts from which we recognized (a) advertising revenue (excluding business accounts that purchased advertising solely through our partners) and (b) revenue from Yelp Reservations subscriptions in a given three-month period. In order to bring our paying account metric into closer alignment with our advertising revenue classification, we will not disclose advertising and subscription accounts going forward, and will instead disclose paying advertising accounts, as described above.

Non-GAAP Financial Measures

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). However, we have also disclosed below EBITDA, adjusted EBITDA and non-GAAP net income, which are non-GAAP financial measures. We have included EBITDA, adjusted EBITDA and non-GAAP net income because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA, adjusted EBITDA and non-GAAP net income can provide a useful measure for period-to-period comparisons of our primary business operations. Accordingly, we believe that EBITDA, adjusted EBITDA and non-GAAP net income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

EBITDA, adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, EBITDA, adjusted EBITDA and non-GAAP net income should not be viewed as substitutes for, or superior to, net loss prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

●

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA, adjusted EBITDA and non-GAAP net income do not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
●	EBITDA, adjusted EBITDA and non-GAAP net income do not consider the potentially dilutive impact of equity-based compensation;
●	EBITDA and adjusted EBITDA do not reflect the impact of valuation allowance recording or release;
●	EBITDA and adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available to us;
●	EBITDA, adjusted EBITDA and non-GAAP net income do not take into account any restructuring costs; and
●	other companies, including companies in our industry, may calculate EBITDA, adjusted EBITDA and non-GAAP net income differently, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider EBITDA, adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The tables below present reconciliations of net loss to EBITDA, adjusted EBITDA and non-GAAP net income, the most directly comparable GAAP financial measure in each case, for each of the periods indicated.

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure that we calculate as net loss, adjusted to exclude: provision for income taxes; other income, net; depreciation and amortization; and restructuring and integration costs. EBITDA for the three months ended March 31, 2017 and 2016 was $4.9 million and $(6.1) million, respectively.

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net loss, adjusted to exclude: provision for income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and restructuring and integration costs. Adjusted EBITDA for the three months ended March 31, 2017 and 2016 was $29.3 million and $13.0 million, respectively.

The following is a reconciliation of net loss to EBITDA and adjusted EBITDA:

	Three Months Ended
	March 31,
	2017	2016
Reconciliation of GAAP net loss to EBITDA, and adjusted EBITDA:
GAAP net loss	$(4,780)	$(15,452)
Provision for income taxes	67	1,437
Other income, net	(732)	(258)
Depreciation and amortization	10,151	8,189
Restructuring and integration costs	231	-
EBITDA	4,937	(6,084)

Stock-based compensation	24,334	19,110
Adjusted EBITDA	$29,271	$13,026

Non-GAAP Net Income

Non-GAAP net income is a non-GAAP financial measure that we calculate as net loss, adjusted to exclude: stock-based compensation expense; amortization of intangibles; restructuring and integration costs; and the tax effect of stock-based compensation, amortization of intangibles, restructuring and integration costs and valuation allowance. Non-GAAP net income for the three months ended March 31, 2017 and 2016 was $16.3 million and $6.0 million, respectively. The following is a reconciliation of net loss to non-GAAP net income:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Reconciliation of GAAP net loss to Non-GAAP net income:
GAAP net loss	$(4,780)	$(15,452)
Stock based compensation	24,334	19,110
Amortization of intangible assets	1,932	1,712
Restructuring and integration costs	231	-
Tax adjustments (1)	(5,443)	593
Non-GAAP net income	$16,274	$5,963

(1)	Includes tax effects of stock-based compensation, amortization of intangibles, restructuring and integration, and valuation allowance.

Results of Operations

The following tables set forth our results of operations for the periods indicated as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2017 or any future period.

	Three Months Ended
	March 31,
	2017	2016
	(as percentage of net revenue)
Consolidated Statements of Operations Data:
Net Revenue by product
Advertising	90%	90%
Transactions	9	9
Other services	1	1
Total net revenue	100	100

Costs and expenses:	9	10
Cost of revenue (exclusive of depreciation and amortization shown separately below)	55	60
Sales and marketing	20	20
Product development	13	14
Depreciation and amortization	5	5
Restructuring and integration	-	-
Total costs and expenses	102	109

Loss from operations	(2)	(9)
Other income, net	-	-
Loss before income taxes	(2)	(9)
Provision for income taxes	0	(1)
Net loss	(2% )	(10% )

Three Months Ended March 31, 2017 and 2016

Net Revenue

We generate revenue from our advertising products, transactions and other services.

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

Other Services. We generate revenue through our Yelp Reservations and Nowait products, licensing payments for access to Yelp data through our Yelp Knowledge program and other non-advertising related partnerships.

The following table provides a breakdown of our net revenue for the periods indicated:

			2016 to
	Three Months Ended		2017%
	March 31,		Change
	2017	2016
	(dollars in thousands)
Net revenue by product:
Advertising	$177,049	$143,047	24%
Transactions	18,065	14,499	25
Other services	2,209	1,067	107
Total net revenue	$197,323	$158,613	24%

Percentage of total net revenue by product:
Advertising	90%	90%
Transactions	9	9
Other services	1	1
Total net revenue	100%	100%

Total net revenue increased $38.7 million, or 24%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Advertising revenue increased $34.0 million, or 24%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to a significant increase in the number of customers purchasing advertising plans as we expanded our sales force to reach more businesses. The growth was driven primarily by purchases of cost-per-click advertising and a majority of ad clicks were delivered on mobile in the three months ended March 31, 2017.

Transactions revenue increased $3.6 million, or 25%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily the result of increased transactions from Yelp Eat24.

Other services revenue increased $1.1 million, or 107%, in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily due to increases in revenue from the Yelp Knowledge programs and Yelp Reservations.

Cost of Revenue

Our cost of revenue consists primarily of credit card processing fees and web hosting costs, as well as salaries, benefits and stock-based compensation expense for our infrastructure teams related to the operation of our website and mobile app. It also includes costs associated with confirmation and delivery services associated with Yelp Eat24 as well as video production for our local advertisers.

	Three Months Ended March 31,		2016 to
	2017	2016	2017 % of Change
	(dollars in thousands)
Cost of revenue	$16,914	$15,078	12%
Percentage of net revenue	9%	10%

Cost of revenue increased $1.8 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to an increase of $1.2 million in merchant fees related to credit card transactions due to growth in advertising and transactions revenue. Confirmation services and third-party food delivery costs associated with Yelp Eat24 increased $1.1 million due to an increased number of transactions. Set up and creative design costs, consisting primarily of video production costs, decreased by $0.4 million due to lower demand by businesses for video on their business listing pages. We also experienced a decrease of $0.1 million in website infrastructure expense. This decrease is primarily due to lower hosting costs achieved from improved pricing from key website hosting vendors, offset by an increase in salary.

Sales and Marketing

Our sales and marketing expenses primarily consist of salaries (including employer payroll taxes), benefits, travel expense and incentive compensation expense, including stock-based compensation expense, for our sales and marketing employees. In addition, sales and marketing expenses include business and consumer acquisition marketing, community management, branding and advertising costs, as well as allocated facilities, insurance, business taxes and other supporting overhead costs. We expect our sales and marketing expenses to increase for the foreseeable future as we continue to expand our business and invest in various advertising channels.

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

	Three Months Ended
	March 31,		2016 to
	2017	2016	2017 % of Change
	(dollars in thousands)
Sales and marketing	$109,286	$95,628	14%
Percentage of net revenue	55%	60%

Sales and marketing expenses increased $13.7 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to $9.9 million in additional salaries, benefits, travel and other related expenses resulting from increased headcount, including increases in stock-based compensation expense of $0.5 million, as we expanded our sales organization to take advantage of the market opportunity in the United States and Canada. As a result of ongoing marketing campaigns, marketing and advertising costs increased $3.1 million. In addition, we experienced increases in facilities, insurance, business taxes and other related allocations of $1.8 million as a result of the increases in headcount. Commission and bonus expenses decreased by $1.1 million primarily due to lower commissionable sales and lower one-off bonuses earned in the three months ended March 31, 2017.

Product Development

Our product development expenses primarily consist of salaries (including employer payroll taxes), benefits, travel expense and stock-based compensation expense for our engineers, product management and information technology personnel. In addition, product development expenses include outside services and consulting costs, as well as allocated facilities, insurance, business taxes and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives and, as a result, we expect product development expenses to increase for the foreseeable future.

	Three Months Ended
	March 31,		2016 to
	2017	2016	2017 % of Change
	(dollars in thousands)
Product development	$39,871	$32,222	24%
Percentage of net revenue	20%	20%

Product development expenses increased $7.6 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to $5.6 million in additional salaries, benefits, travel and related expenses associated with an increase in headcount, including increases in stock-based compensation expense (net of capitalized stock-based compensation expense) of $3.2 million. In addition, we experienced increases in facilities, insurance, business taxes and other related allocations of $1.9 million as a result of the increases in headcount.

General and Administrative

Our general and administrative expenses primarily consist of salaries (including employer payroll taxes), benefits, travel expense and stock-based compensation expense for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include outside consulting, legal and accounting services, as well as facilities, insurance, business taxes and other supporting overhead costs not allocated to other departments. We expect our general and administrative expenses to increase for the foreseeable future as we continue to expand our business.

	Three Months Ended
	March 31,		2016 to
	2017	2016	2017 % of Change
	(dollars in thousands)
General and administrative	$26,315	$21,769	21%
Percentage of net revenue	13%	14%

General and administrative expenses increased $4.5 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to $2.1 million in additional salaries, benefits, travel and related expenses associated with an increase in headcount, including increases in stock-based compensation expense of $0.9 million. We also experienced increases in bad debt expense of $2.0 million, primarily as a result of continued growth in advertising revenue. In addition, facilities, insurance, business taxes and other related allocations increased $0.2 million as a result of the increases in headcount.

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

	Three Months Ended
	March 31,		2016 to
	2017	2016	2017 % of Change
	(dollars in thousands)
Depreciation and amortization	$10,151	$8,189	24%
Percentage of net revenue	5%	5%

Depreciation and amortization expenses increased $2.0 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization expenses related to our fixed assets and capitalized website and software development costs increased $1.8 million. In addition, amortization related to our intangibles increased by $0.2 million, primarily due to the intangibles acquired in the Nowait acquisition.

Restructuring and Integration

	Three Months Ended
	March 31,		2016 to
	2017	2016	2017 % of Change
	(dollars in thousands)
Restructuring and integration	$231	$-	N/A
Percentage of net revenue	0%	0%

On November 2, 2016, we announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was substantially completed by December 31, 2016. We incurred $0.2 million in restructuring costs associated with this plan for the three months ended March 31, 2017. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. The restructuring costs primarily related to severance costs for affected employees. No goodwill, intangible assets or other long lived assets have been determined to be impaired.

Other Income, Net

Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.

	Three Months Ended
	March 31,		2016 to
	2017	2016	2017 % of Change
	(dollars in thousands)
Other income, net	$732	$258	184%
Percentage of net revenue	0%	0%

Other income, net increased by $0.5 million in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily driven by an increase in interest income earned on marketable investments.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, and the realization of net operating loss carryforwards.

	Three Months Ended
	March 31,		2016 to
	2017	2016	2017 % of Change
	(dollars in thousands)
Provision for income taxes	$(67)	$(1,437)	(95%)
Percentage of net revenue	0%	1%

For the three months ended March 31, 2017, we recognized a tax provision of $0.1 million that primarily consisted of foreign income tax provision on year-to-date pre-tax loss and federal and state tax amortization of the Company’s indefinite lived intangibles offset by discrete benefit related to stock-based compensation.

The changes year over year are primarily related to the application of an actual year-to-date rate used in jurisdictions where a small change in estimated ordinary income has a significant impact on the effective tax rate in the three months ended March 31, 2017 that were not applicable for the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $272.3 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of March 31, 2017 was $5.8 million. We did not have any outstanding bank loans or credit facilities in place as of March 31, 2017. Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan (“ESPP”).

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	March 31,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property, equipment, and software	$2,452	$7,645
Depreciation and amortization	10,151	8,189
Cash provided by operating activities	41,235	23,879
Cash used in investing activities	(44,582)	(13,191)
Cash provided by financing activities	3,287	1,045

Operating Activities. We generated $41.2 million of cash in operating activities in the three months ended March 31, 2017, primarily resulting from our net loss of $4.8 million, which included non-cash depreciation and amortization expenses of $10.2 million, non-cash stock-based compensation expense of $24.3 million and non-cash provision for doubtful accounts and sales returns of $5.1 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	increase in accounts receivable of $3.6 million due to an increase in billings for advertising plans, as well as the timing of payments from these customers; and
●

increase in accounts payable, accrued expenses and other liabilities of $10.5 million, primarily driven by an increase in accrued vacation and employee-related expenses and the timing of invoices and payments to vendors, particularly marketing-related vendors.

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

●

increase in accounts payable, accrued expenses and other liabilities of $8.8 million related to the growth in our business, increase in Yelp Eat24 restaurant payable, accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors; and

●

decrease in prepaids and other assets of $2.9 million primarily due to the collection of non-trade receivables of $5.6 million, offset by a $2.7 million increase in prepayments (primarily for marketing and business licenses).

Investing Activities. Our primary investing activities in the three months ended March 31, 2017 consisted of purchases of marketable securities, our acquisition of Nowait, purchases of property and equipment to support the ongoing build out of leasehold improvements for our new facilities in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development.

We used $44.6 million of cash in investing activities during the three months ended March 31, 2017. Cash used in investing activities primarily related to purchases of marketable securities of $74.0 million, an increase in expenditures related to website and internally developed software of $4.2 million, purchases of property, equipment and software of $2.5 million to support the growth in our business, and our acquisition of Nowait for net cash considerations of $30.8 million, which includes intangible assets of $12.7 million. Cash used in investing was offset by $68.0 million of maturities of investment securities held-to-maturity.

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

Financing Activities. During the three months ended March 31, 2017 and 2016, we generated $3.3 million and $1.0 million, respectively, in financing activities from the issuance of common stock upon the exercise of stock options.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2017 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of March 31, 2017, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties. As of March 31, 2017, the following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$299,642	$44,146	$90,207	$80,622	$84,667
Purchase obligations	$44,212	$23,694	$20,518	$-	$-

The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of March 31, 2017, our total liability for uncertain tax positions was $0.5 million of the total unrecognized benefit of $11.5 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.

We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of March 31, 2017, our future minimum rental receipts to be received under non-cancelable subleases were $7.8 million.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of March 31, 2017 would not have a material impact on our cash and cash equivalents portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Security and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 23, 2015, a putative class action lawsuit was filed by former Eat24 employees in the Superior Court of California for San Francisco County, naming as defendants us and Eat24. The lawsuit asserts that we failed to permit meal and rest periods for certain current and former employees working as Eat24 customer support specialists, and alleges violations of the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiffs seek monetary damages in an unspecified amount and injunctive relief. On May 29, 2015, plaintiffs filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, we reached a preliminary agreement to settle this matter, which the court preliminarily approved on June 27, 2016. The settlement received final court approval on December 5, 2016 and the $0.6 million settlement amount was paid on February 8, 2017.

On June 24, 2015, a former Eat24 sales employee filed a lawsuit, on behalf of herself and a putative class of current and former Eat24 sales employees, against Eat24 in the Superior Court of California for San Francisco County. The lawsuit alleges that Eat24 failed to pay required wages, including overtime wages, allow meal and rest periods and maintain proper records, and asserts causes of action under the California Labor Code, applicable Industrial Welfare Commission Wage Orders and the California Business and Professions Code. The plaintiff seeks monetary damages and penalties in unspecified amounts, as well as injunctive relief. On August 3, 2015, the plaintiff filed a first amended complaint asserting an additional cause of action for penalties under the Private Attorneys General Act. In January 2016, we reached a preliminary agreement to settle this matter, which the court preliminarily approved on August 29, 2016. The settlement received final court approval on February 1, 2017 and the $0.2 million settlement amount was paid on March 29, 2017.

In addition, we are subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these matters will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash follows and the trading price of our common stock. You should carefully consider the risks and uncertainties described below before making an investment decision.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

●

Review Concentration. Our restaurant and shopping categories together accounted for approximately 40% of the businesses that had been reviewed on our platform and approximately 56% of the cumulative reviews as of March 31, 2017. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

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

In addition, the mobile market remains a rapidly evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as mobile advertising products develop, demand may increase for products that we do not offer or that may alienate our user base. Although we currently deliver ads on both our mobile app and mobile website, with 67% of ad clicks delivered on mobile in the three months ended March 31, 2017, our continued success depends on our efforts to innovate and introduce enhanced mobile solutions. If our efforts to develop compelling mobile advertising products are not successful — as a result of, for example, the difficulties detailed above — advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage.

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

For example, Google has previously made changes to its algorithms and methodologies that may be contributing to the slowing of our traffic growth rate, particularly in our international markets where we have less content and more competitors. We believe this headwind on our ability to achieve prominent display of our content in international unpaid search results disrupted the network effect we expected in our international markets based on what we experienced domestically, whereby increases in content led to increases in traffic. This was a contributing factor to our decision to reallocate our international sales and marketing resources. Google also previously announced that the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use is not being penalized, the parameters of Google’s policy may change from time to time, be poorly defined and be inconsistently interpreted. For example, in January 2017, Google broadened the categories of interstitials that may be penalized. As a result, Google may unexpectedly penalize our app install interstitials, which may cause links to our mobile website to be featured less prominently in Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of these changes.

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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website during the three months ended March 31, 2017, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. For example, in February 2017, we acquired Nowait to obtain waitlist system and seating tool technology. We have limited experience as a company in the complex process of acquiring other businesses and technologies. The pursuit of potential future acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing acquisitions, whether or not they are consummated.

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

Any inability to integrate services, sites and technologies, operations or personnel in an efficient and timely manner could harm our results of operations. Transition activities are complex and require significant time and resources, and we may not manage the process successfully, particularly if we are managing multiple integrations concurrently, as we currently are with Nowait and Turnstyle. Our ability to integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience. For example, Turnstyle operates a business that is new to us, and we are in the early stages of developing the structures and expertise needed to support this business. We plan to invest resources to support this and any future acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. Even if we are able to integrate the operations of any acquired company successfully, these integrations may not result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the combination of the businesses, or we may not achieve these benefits within a reasonable period of time.

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

Despite these efforts, we cannot guarantee that each of the 89.8 million reviews on our platform that had been recommended and that had not been removed as of March 31, 2017 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

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

We have experienced rapid growth in our headcount and operations, including through our acquisitions of other businesses, such as Nowait and Turnstyle in February 2017 and April 2017, respectively, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years; to manage the expected growth of our operations, we will need to continue to increase the productivity of our current employees and hire, train and manage new employees. In particular, we intend to continue to make substantial investments in our engineering organization as well as our U.S. and Canadian sales, marketing and community management organizations. As a result, we must effectively integrate, develop and motivate a large number of new employees, including employees from any acquired businesses, while maintaining the beneficial aspects of our company culture.

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

Since our inception, we have incurred significant operating losses and, as of March 31, 2017, we had an accumulated deficit of approximately $75.0 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $713.1 million in 2016, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. While our decision to focus our sales and marketing resources primarily on the United States and Canada may result in some cost savings, they also limit the markets from which we generate revenue and our ability to expand internationally in the future. We expect that the more immediate loss of revenue will be immaterial, but we cannot predict the impact of these plans on our long-term international prospects or the impact that a smaller international footprint may have on our brand and reputation.

We incurred net losses in each quarter and for the year ended December 31, 2015 and in the first quarter of 2016. As a result, you should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realized in 2014, as an indication of our future performance. Historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

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

●	continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;
●	effectively monetize our mobile products as usage continues to migrate toward mobile devices;
●	successfully compete with existing and future providers of other forms of offline and online advertising;
●	successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;
●	successfully manage our growth;
●	successfully develop and deploy new features and products;
●	manage and integrate successfully any acquisitions of businesses, solutions or technologies, such as Nowait and Turnstyle;
●	avoid interruptions or disruptions in our service or slower than expected load times;
●	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;
●	hire, integrate and retain talented sales and other personnel;
●	effectively manage rapid growth in our sales force, other personnel and operations; and
●	effectively identify, engage and manage third-party partners and service providers.

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

*Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”). These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board (“FASB”) and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results. In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which will supersede existing revenue guidance under GAAP and will be effective for us for annual reporting periods beginning after December 15, 2017, including interim periods within that period. The new guidance requires companies to recognize revenue when they transfer promised goods or services to customers, in an amount that reflects the consideration that the company expects to be entitled to in exchange for such goods or services. We are still in the process of evaluating the impact of the new revenue standard. Refer to Note 1 of our condensed consolidated financial statements for additional information on the new guidance and its potential impact on us.

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

We are also regularly exposed to claims based on allegations of infringement or other violations of intellectual property rights. Companies in the Internet, technology and media industries own large numbers of patent and other intellectual property rights, and frequently enter into litigation. Various “non-practicing entities” that own patents and other intellectual property rights also often aggressively attempt to assert their rights in order to extract value from technology companies. From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights, and we are presently involved in numerous patent lawsuits, including lawsuits involving plaintiffs targeting multiple defendants in the same or similar suits. While we are pursuing a number of patent applications, we currently have only limited patent protection for our core business, and the contractual restrictions and trade secrets that protect our proprietary technology provide only limited safeguards against infringement. This may make it more difficult to defend certain of our intellectual property rights, particularly related to our core business.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2016, our common stock’s daily closing price ranged from $15.23 to $42.16, and was $35.30 on May 4, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2017, we had 80,290,089 shares of common stock outstanding.

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

YELP INC.

Date: May 10, 2017	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Filed
		Incorporated by Reference				Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 28, 2017, by and among Yelp Inc., Nowait, Inc., Beagle Acquisition Corp. and Shareholder Representative Services LLC, as Stockholders’ Agent.	8-K	001-35444	2.1	3/6/2017
2.2	Share Purchase Agreement, dated April 3, 2017, by and among Yelp Inc., 10036773 Canada Inc., Turnstyle Analytics Inc., the shareholders of Turnstyle Analytics Inc., the vested option holders of Turnstyle Analytics Inc., 500 Startups IV, L.P. and Fortis Advisors LLC, as Securityholders’ Agent.	8-K	001-35444	2.1	4/7/2016
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1	Transition Agreement, dated February 17, 2017, by and between Yelp Inc. and Michael Stoppelman.	8-K	001-35444	10.1	2/17/2017
10.2	Offer Letter, dated July 13, 2012, by and between Yelp Inc. and Alan Ramsay					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.