Form 10-Q
period 2017-06-30
YELP INC
filed 2017-08-09
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

As of July 31, 2017, there were 81,803,464 shares of registrant’s common stock, par value $0.000001 per share, issued and outstanding.

YELP INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

___________________________________

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

NOTE REGARDING METRICS

We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of  Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Eat24, Yelp Reservations, Yelp Nowait, Turnstyle or from our business owner products.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$319,754	$272,201
Short-term marketable securities	192,041	207,332
Accounts receivable (net of allowance for doubtful accounts of $5,464 and $4,992 at June 30, 2017 and December 31, 2016, respectively)	68,778	68,725
Prepaid expenses and other current assets	14,298	12,921
Total current assets	594,871	561,179
Property, equipment and software, net	91,714	92,440
Intangibles, net	45,411	32,611
Goodwill	216,440	170,667
Restricted cash	18,539	17,317
Other non-current assets	3,140	10,992
Total assets	$970,115	$885,206

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable – trade	$3,183	$2,003
Accounts payable – merchant share	17,210	18,352
Accrued liabilities	40,936	36,730
Deferred revenue	3,800	3,314
Total current liabilities	65,129	60,399
Long-term liabilities	18,320	17,621
Total liabilities	83,449	78,020
Commitments and contingencies (Note 11)

Stockholders' equity
Common stock, $0.000001 par value - 200,000,000 and 200,000,000 shares authorized, 81,752,997 and 79,429,833 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	965,049	892,983
Accumulated other comprehensive loss	(10,972)	(15,576)
Accumulated deficit	(67,411)	(70,221)
Total stockholders' equity	886,666	807,186
Total liabilities and stockholders' equity	$970,115	$885,206

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue	$208,864	$173,428	$406,187	$332,041
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	18,056	15,087	34,970	30,165
Sales and marketing	105,232	94,402	214,518	190,030
Product development	42,088	33,098	81,959	65,320
General and administrative	25,961	23,464	52,275	45,233
Depreciation and amortization	10,662	8,564	20,813	16,753
Restructuring and integration	21	-	251	-
Total costs and expenses	202,020	174,615	404,786	347,501

Income (loss) from operations	6,844	(1,187)	1,401	(15,460)
Other income, net	864	367	1,594	625

Income (loss) before income taxes	7,708	(820)	2,995	(14,835)
(Provision for) benefit from income taxes	(118)	1,269	(185)	(168)

Net income (loss) attributable to common stockholders (1)	$7,590	$449	$2,810	$(15,003)

Net income (loss) per share attributable to common stockholders (1)
Basic	$0.09	$0.01	$0.03	$(0.20)
Diluted	$0.09	$0.01	$0.03	$(0.20)

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (1)
Basic	80,996	76,467	80,422	76,176
Diluted	84,860	79,280	85,132	76,176

(1) The structure of the Company’s common stock changed in the year ended December 31, 2016. Refer to Note 12 for details.

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$7,590	$449	$2,810	$(15,003)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,533	(947)	4,604	795
Other comprehensive income (loss)	3,533	(947)	4,604	795
Comprehensive income (loss)	$11,123	$(498)	$7,414	$(14,208)

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$2,810	$(15,003)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,813	16,753
Provision for doubtful accounts and sales returns	8,859	7,425
Stock-based compensation	49,699	39,836
Other adjustments	267	884
Changes in operating assets and liabilities:
Accounts receivable	(7,728)	(13,237)
Prepaid expenses and other assets	(353)	3,492
Accounts payable, accrued expenses and other liabilities	1,472	5,955
Deferred revenue	484	405
Net cash provided by operating activities	76,323	46,510
INVESTING ACTIVITIES:
Purchases of marketable securities	(124,855)	(161,854)
Maturities of marketable securities	140,000	152,500
Acquisitions of businesses, net of cash received	(50,544)	-
Purchases of property, equipment and software	(4,079)	(12,438)
Capitalized website and software development costs	(8,030)	(6,993)
Other investing activities	(1,164)	(948)
Net cash used in investing activities	(48,672)	(29,733)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	19,354	7,855
Net cash provided by financing activities	19,354	7,855
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	548	50
CHANGE IN CASH AND CASH EQUIVALENTS	47,553	24,682
CASH AND CASH EQUIVALENTS—Beginning of period	272,201	171,613
CASH AND CASH EQUIVALENTS—End of period	$319,754	$196,295
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$1	$571
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,398	$3,314
Goodwill measurement period adjustment	$-	$146

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

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017 (the “Annual Report”). The unaudited condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements.

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

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue when they transfer promised goods or services to customers, in an amount that reflects the consideration that the entity expects to be entitled to in exchange for such goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company will adopt this standard effective January 1, 2018.

The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of the initial application of the guidance recognized at the date of adoption (the modified retrospective method). The Company currently anticipates adopting the standard using the full retrospective method and does not anticipate a significant change in revenue recognition from the previous standard. The Company currently expenses contract acquisition costs as incurred and expects that the requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of deferred costs on its balance sheets. The Company is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements, related disclosures and its internal controls over financial reporting.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets, as well as to recognize the expenses on its statements of operations in a manner similar to that required under current accounting rules. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

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

In November 2016, FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Subtopic 230)” (“ASU 2016-18”). The new guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-18 on its consolidated financial statements and anticipates adopting this standard for the first interim period within the annual reporting period beginning after December 15, 2017.

In January 2017, FASB issued Accounting Standards Update No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Entities will now perform goodwill impairment tests by comparing fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact and timing of the adoption of ASU 2017-04, but expects that it will not have a material impact on its consolidated financial statements.

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

2. CASH AND CASH EQUIVALENTS

Cash and cash equivalents as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Cash and cash equivalents
Cash	$150,613	$119,778
Cash equivalents	169,141	152,423
Total cash and cash equivalents	$319,754	$272,201

The lease agreements for certain of the Company’s offices require the Company to maintain letters of credit issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires and is collateralized by restricted cash. As of June 30, 2017 and December 31, 2016, the Company had letters of credit totaling $18.5 million and $17.3 million, respectively, which primarily related to such leases, and which are included in restricted cash.

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

The following table represents the Company’s financial instruments measured at fair value as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$146,195	$-	$-	$146,195	$152,423	$-	$-	$152,423
Commercial paper	-	17,955	-	17,955	-	-	-	-
Agency discount notes	-	4,991	-	4,991	-	-	-	-
Marketable Securities:
Agency bonds	-	149,980	-	149,980	-	152,394	-	152,394
Commercial paper	-	31,909	-	31,909	-	45,894	-	45,894
Corporate bonds	-	9,990	-	9,990	-	9,006	-	9,006
Total cash equivalents and marketable securities	$146,195	$214,825	$-	$361,020	$152,423	$207,294	$-	$359,717

4. MARKETABLE SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within one year, as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

	As of June 30, 2017
			Gross
		Gross Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Agency bonds	$150,135	$-	$(155)	$149,980
Commercial paper	31,909	-	-	31,909
Corporate bonds	9,997	-	(7)	9,990
Total marketable securities	$192,041	$-	$(162)	$191,879

	As of December 31, 2016
			Gross
		Gross Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Short-term marketable securities:
Agency bonds	$152,429	$18	$(53)	$152,394
Commercial paper	45,894	-	-	45,894
Corporate bonds	9,009	-	(3)	9,006
Total marketable securities	$207,332	$18	$(56)	$207,294

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of June 30, 2017 and December 31, 2016, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$149,980	$(155)	$-	$-	$149,980	$(155)
Corporate bonds	9,990	(7)	-	-	9,990	(7)
Total	$159,970	$(162)	$-	$-	$159,970	$(162)

	As of December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$92,018	$(53)	$-	$-	$92,018	$(53)
Corporate bonds	8,006	(3)	-	-	8,006	(3)
Total	$100,024	$(56)	$-	$-	$100,024	$(56)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss.

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET

Property, equipment and software, net as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Capitalized website and internal-use software development costs	$72,532	$61,515
Leasehold improvements	61,385	60,101
Computer equipment	30,620	28,551
Furniture and fixtures	14,765	14,162
Telecommunication	3,655	3,457
Software	1,190	1,079
Total	184,147	168,865
Less accumulated depreciation	(92,433)	(76,425)
Property, equipment and software, net	$91,714	$92,440

Depreciation expense was approximately $8.3 million and $6.8 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $16.5 million and $13.3 million for the six months ended June 30, 2017 and 2016, respectively.

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

The changes in carrying amount of goodwill during the six months ended June 30, 2017 were as follows (in thousands):

Balance as of December 31, 2016	$170,667
Additions upon business combinations	42,007
Effect of currency translation	3,766
Balance as of June 30, 2017	$216,440

Intangible assets at June 30, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
June 30, 2017:
Business relationships	$27,287	$(3,876)	$23,411	10.2	years
Developed technology	15,083	(4,909)	10,174	3.9	years
User relationships	12,142	(4,111)	8,031	4.6	years
Content	3,863	(3,186)	677	1.8	years
Trademarks	3,788	(1,884)	1,904	2.1	years
Domains and data licenses	2,804	(1,590)	1,214	2.5	years
Total	$64,967	$(19,556)	$45,411

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
December 31, 2016:
Business relationships	$17,400	$(2,741)	$14,659	10.1	years
Developed technology	9,280	(4,122)	5,158	3.1	years
User relationships	12,000	(3,240)	8,760	5.1	years
Content	3,674	(2,581)	1,093	2.0	years
Trademarks	3,338	(1,861)	1,477	2.1	years
Domains and data licenses	2,804	(1,340)	1,464	3.0	years
Advertiser relationships	1,549	(1,549)	-	0.0	years
Total	$50,045	$(17,434)	$32,611

Amortization expense was $2.3 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, and $4.3 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the estimated future amortization of purchased intangible assets for (i) the remaining six months of 2017, (ii) each of the succeeding four years, and (iii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2017 (from July 1, 2017)	$4,590
2018	8,826
2019	7,947
2020	5,682
2021	5,376
Thereafter	12,990
Total amortization	$45,411

7. ACQUISITIONS

Nowait, Inc.

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

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of Nowait’s operations included in the Company’s consolidated financial statements from February 28, 2017. The Company’s allocation of the purchase price is preliminary as the amounts related to identifiable intangible assets and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded retroactively to the acquisition date. The purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

February 28, 2017
Fair value of purchase consideration
Cash:
Distributed to Nowait stockholders	$31,892
Held in escrow account	7,945
Total purchase consideration	39,837

Fair value of net assets acquired:
Cash and cash equivalents	$1,004
Intangible assets	12,670
Goodwill	25,959
Other assets	1,065
Total assets acquired	40,698
Liabilities assumed	(861)
Total liabilities assumed	(861)

Net assets acquired	$39,837

Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Enterprise restaurant relationships	$8,500	12.0 years
Acquired technology	2,900	5.0 years
Trademarks	610	3.0 years
Local restaurant relationships	600	5.0 years
User relationships	60	3.0 years
Weighted average		9.6 years

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

For the three months ended June 30, 2017, the Company recorded no acquisition-related transaction costs and for the six months ended June 30, 2017, the Company recorded acquisition-related transaction costs of approximately $0.1 million, which were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

The condensed consolidated statements of operations for the three and six months ended June 30, 2017 include $1.1 million and $1.3 million of revenue attributable to Nowait, respectively, and $2.4 million and $3.2 million of net loss attributable to Nowait, respectively.

Turnstyle Analytics Inc.

On April 3, 2017, the Company acquired all of the equity interests in Turnstyle Analytics Inc. (“Turnstyle”) for approximately $21 million, of which approximately $1 million represents compensation cost due to a continuous service requirement and the remainder represents purchase consideration. Of the total consideration paid in connection with the acquisition, $3 million is being held in escrow for an 18-month period after the closing to secure the Company’s indemnification rights. The key factor underlying the acquisition was to obtain a customer retention and loyalty product in the form of a location-based marketing and analytics platform that provides Wi-Fi as a digital marketing tool to expand its product offerings for local businesses.

The acquisition was accounted for as a business combination in accordance with ASC 805, with the results of Turnstyle’s operations included in the Company’s consolidated financial statements from April 3, 2017. The Company’s allocation of the purchase price is preliminary as the amounts related to identifiable intangible assets and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded retroactively to the acquisition date. The purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

April 3, 2017
Fair value of purchase consideration
Cash:
Distributed to Turnstyle stockholders	$16,648
Held in escrow account	3,093
Total purchase consideration	$19,741

Fair value of net assets acquired:
Cash and cash equivalents	$30
Intangible assets	4,252
Goodwill	16,048
Other assets	250
Total assets acquired	20,580
Deferred tax liability	(450)
Liabilities assumed	(389)
Total liabilities assumed	(839)

Net assets acquired	$19,741

Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Acquired technology	$3,250	5.0 years
Business relationships	672	5.0 years
Trademarks	250	3.0 years
User relationships	80	3.0 years
Weighted average		4.9 years

The intangible assets are being amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from the Company’s opportunity to expand its product offerings to local businesses through the Turnstyle marketing and analytics platform. None of the goodwill is deductible for tax purposes.

For the three months ended June 30, 2017, the Company recorded acquisition-related transaction costs of approximately $0.3 million, which were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

Following the acquisition date, $0.4 million of revenue and $0.6 million of net loss attributable to Turnstyle was included in the condensed consolidated statement of operations for the three months ended June 30, 2017.

Pro Forma Financial Information

The unaudited pro forma financial information in the tables below summarizes the combined results of operations for (a) the Company and Nowait, (b) the Company and Turnstyle and (c) the Company with Nowait and Turnstyle, as though the respective combinations had occurred as of January 1, 2016, and includes the accounting effects resulting from the acquisitions, including amortization charges from acquired intangible assets and changes in depreciation due to differing asset values and depreciation lives.

The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the combinations had taken place as of January 1, 2016 (in thousands, except per share data):

2017 Acquisitions

Nowait, Inc
	Pro Forma
	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net revenue	$208,864	$174,533	$406,961	$334,108
Net income (loss)	7,590	(2,339)	1,768	(19,413)
Basic net income (loss) per share attributable to common stockholders	0.09	(0.03)	0.02	(0.25)
Diluted net income (loss) per share attributable to common stockholders	0.09	(0.03)	0.02	(0.25)

Turnstyle Analytics Inc
	Pro Forma
	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net revenue	$208,864	$173,618	$406,514	$332,492
Net income (loss)	7,590	(186)	2,664	(15,937)
Basic net income (loss) per share attributable to common stockholders	0.09	-	0.03	(0.21)
Diluted net income (loss) per share attributable to common stockholders	0.09	-	0.03	(0.21)

Combined

	Pro Forma
	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net revenue	$208,864	$174,722	$407,288	$334,558
Net income (loss)	7,590	(2,974)	1,622	(20,347)
Basic net income (loss) per share attributable to common stockholders	0.09	(0.04)	0.02	(0.27)
Diluted net income (loss) per share attributable to common stockholders	0.09	(0.04)	0.02	(0.27)

8. OTHER NON-CURRENT ASSETS

Other non-current assets as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Cost-method investments	$-	$8,000
Other	3,140	2,992
Total other non-current assets	$3,140	$10,992

Cost-method investments represent the Company’s investment in the preferred stock of Nowait, which was completed on July 15, 2016. The Company acquired the entirety of Nowait on February 28, 2017 and its original investment of $8.0 million was returned to it in the three months ended March 31, 2017 in connection with the acquisition. The remaining other non-current assets are primarily deferred tax assets.

9. ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued compensation and related	$17,675	$12,892
Accrued marketing	5,557	4,633
Accrued tax liabilities	4,983	5,456
Other accrued expenses	12,721	13,749
Total	$40,936	$36,730

10. LONG-TERM LIABILITIES

Long-term liabilities as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Deferred rent	$16,812	$16,896
Other long-term liabilities	1,508	725
Total long-term liabilities	$18,320	$17,621

Other long-term liabilities primarily comprise deferred tax liabilities.

11. COMMITMENTS AND CONTINGENCIES

Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2017 to 2025. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $9.9 million and $9.1 million for the three months ended June 30, 2017 and 2016, respectively, and $19.7 million and $17.6 million for the six months ended June 30, 2017 and 2016, respectively.

The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rental income was $0.5 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits allege violations of the Exchange Act by the Company and certain of its officers for allegedly making materially false and misleading statements regarding the Company’s business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On November 24, 2015, the court dismissed the first amended complaint with prejudice, and entered judgment in the Company’s favor on December 28, 2015. The plaintiffs have appealed this decision to the U.S. Court of Appeals for the Ninth Circuit, and a hearing has been scheduled for September 11, 2017.

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

Payroll Tax Audit—In June 2015, the U.S. Internal Revenue Service (“IRS”) began a payroll tax audit of the Company for 2013 and 2014. The Company has assessed the estimated range of such loss and, as of June 30, 2017, a liability of $0.5 million has been recorded. The Company expects the audits and any related assessments to be finalized in 2017.

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

The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	June 30, 2017		December 31, 2016
		Shares		Shares
	Shares	Issued and	Shares	Issued and
	Authorized	Outstanding	Authorized	Outstanding
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	81,752,997	200,000,000	79,429,833
Undesignated Preferred Stock	10,000,000	-	10,000,000	-

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

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Options Outstanding
			Weighted-
			Average
			Remaining
		Weighted-	Contractual	Aggregate
	Number of	Average	Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding - December 31, 2016	8,018,941	$21.71	6.10	$147,673
Granted	850,850	34.97
Exercised	(719,643)	19.36
Canceled	(115,914)	48.60
Outstanding - June 30, 2017	8,034,234	$22.94	6.02	$83,542
Options vested and exercisable as of June 30, 2017	6,215,474	$20.07	5.16	$77,961

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $5.5 million and $3.2 million for the three months ended June 30, 2017 and 2016, respectively, and $10.4 million and $4.8 million for the six months ended June 30, 2017 and 2016, respectively.

The weighted-average grant date fair value of options granted was $14.61 and $9.18 per share for the three months ended June 30, 2017 and 2016, respectively, and $15.52 and $9.42 per share for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, total unrecognized compensation costs related to unvested stock options was approximately $24.6 million, which is expected to be recognized over a weighted-average time period of 2.6 years.

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

A summary of RSU activity for the six months ended June 30, 2017 is as follows:

	Restricted Stock Units
		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested - December 31, 2016	7,090,465	$32.43
Granted	2,540,323	35.93
Released	(1,375,885)	33.12
Canceled	(729,628)	33.27
Unvested - June 30, 2017	7,525,275	$33.40

As of June 30, 2017, the Company had approximately $232.5 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.82 years.

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

There were 228,299 shares purchased by employees under the ESPP at a weighted-average purchase price of $23.73 per share during the three and six months ended June 30, 2017. There were 200,953 shares purchased by employees under the ESPP at a weighted-average purchase price of $22.26 per share during the three and six months ended June 30, 2016. The Company recognized $0.5 million and $0.5 million of stock-based compensation expense related to the ESPP in the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $0.7 million in the six months ended June 30, 2017 and 2016, respectively.

Stock-Based Compensation

The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$957	$407	$1,938	$808
Sales and marketing	7,261	6,843	14,129	13,185
Product development	11,245	8,413	22,453	16,443
General and administrative	5,902	5,063	11,179	9,400
Total stock-based compensation	$25,365	$20,726	$49,699	$39,836

The Company capitalized $1.7 million and $1.2 million of stock-based compensation expense as website development costs in the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $2.0 million in the six months ended June 30, 2017 and 2016, respectively.

13. OTHER INCOME, NET

Other income, net for the three and six months ended June 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income, net	$794	$414	$1,440	$725
Transaction gain (loss) on foreign exchange	39	(39)	54	27
Other non-operating income (loss), net	31	(8)	100	(127)
Other income, net	$864	$367	$1,594	$625

14. INCOME TAXES

The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company recorded an income tax provision of $0.1 million and an income tax benefit of $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and an income tax provision of $0.2 million for each of the six months ended June 30, 2017 and 2016. The tax provision for the six months ended June 30, 2017 is due to $0.1 million in U.S. state and foreign income tax expense and $0.1 million of discrete income tax expense. The tax provision for the six months ended June 30, 2016 is due to $0.1 million in U.S. federal and state and foreign income tax provision and $0.1 million of discrete expense.

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and six months ended June 30, 2017, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, tax credits, and stock-based compensation expense. Jurisdictions where no benefit is recorded on forecasted losses were excluded from the consolidated effective tax rate. As of June 30, 2017, the total amount of gross unrecognized tax benefits was $12.3 million, $11.5 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of June 30, 2017, the Company had an immaterial amount related to the accrual of interest and penalties. During the three and six months ended June 30, 2017, the Company’s gross unrecognized tax benefits increased by $0.8 million and $2.0 million, respectively, an immaterial amount of which would affect the Company’s effective tax rate if recognized.

In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years subsequent to 2003 remain open to examination. In the Company’s most significant foreign jurisdictions — Canada, Ireland, the United Kingdom and Germany — the tax years subsequent to 2010 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by an immaterial amount over the 12 months following December 31, 2016.

It is the intention of the Company to permanently reinvest the earnings from 10036773 Canada Inc., Turnstyle Analytics, Inc., Darwin Social Marketing Inc., Yelp UK Ltd. and Yelp Ireland Holding Company Limited and its subsidiaries. The Company does not provide for U.S. income taxes of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of June 30, 2017, the Company estimates $2.5 million of cumulative foreign earnings upon which U.S. income taxes have not been provided.

15. NET INCOME (LOSS) PER SHARE

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

On September 22, 2016, the Company’s Class A and Class B common stock converted into a single class of common stock. Because shares of Class A and Class B common stock were outstanding during the three and six months ended June 30, 2016, the Company has disclosed earnings per common share for both classes of common stock for those reporting periods. Basic and diluted net loss per share attributable to common stockholders for periods after the Conversion, including the current reporting period, are presented based on the number of shares of common stock outstanding.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,
	2017	2016
	Common stock	Class A	Class B
Net income attributable to common stockholders	$7,590	$399	$50

Basic Shares: Weighted-average shares outstanding	80,996	68,018	8,449

Net income per share attributable to common stockholders Basic:	$0.09	$0.01	$0.01

	Three Months Ended June 30,
	2017	2016
	Common stock	Class A	Class B
Diluted net income per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$7,590	$399	$50
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	-	50	-
Reallocation of undistributed earnings to Class B shares	-	-	7
Allocation of undistributed earnings	$7,590	$449	$57

Denominator:
Number of shares used in basic calculation	80,996	68,018	8,449
Weighted-average effect of dilutive securities Conversion of Class B to Class A shares	-	8,449	-
Stock options	2,807	2,106	1,591
Restricted stock units	1,057	398	-
Contingently issuable shares	-	309	-
Number of shares used in diluted calculation	84,860	79,280	10,040
Diluted net income per share attributable to common stockholders	$0.09	$0.01	$0.01

	Six Months Ended June 30,
	2017	2016
	Common stock	Class A	Class B
Net income (loss) attributable to common stockholders	$2,810	$(13,303)	$(1,700)

Basic Shares: Weighted-average shares outstanding	80,422	67,542	8,634

Net income (loss) per share attributable to common stockholders Basic:	$0.03	$(0.20)	$(0.20)

	Six Months Ended June 30,
	2017	2016
	Common stock	Class A	Class B
Diluted net income (loss) per share attributable to common stockholders:
Numerator:

Allocation of undistributed earnings (losses)	$2,810	$(13,303)	$(1,700)

Denominator:
Number of shares used in basic calculation	80,422	68,018	8,449
Weighted-average effect of dilutive securities
Stock options	3,132	-	-
Restricted stock units	1,578	-	-
Number of shares used in diluted calculation	85,132	68,018	8,449
Diluted net income (loss) per share attributable to common stockholders	$0.03	$(0.20)	$(0.20)

The following weighted-average stock-based instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	2,197	3,385	1,974	8,953
Restricted stock units and awards	3,657	3,582	2,418	6,445
Contingently issuable shares	-	-	-	309

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

Net Revenue

In reports filed prior to its Annual Report on Form 10-K for the year ended December 31, 2016, the Company classified revenue from its “local” products — consisting of business listing and advertising products sold directly to businesses and Yelp Reservations — as local revenue, and classified revenue generated through partner arrangements, including resale of advertising products by certain partners, and monetization of remnant advertising inventory through third-party ad networks as other services revenue.

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

The following table presents the Company’s net revenue by product line for the periods presented (in thousands) reflecting the changes to its revenue categories described above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue by product:
Advertising	$186,602	$156,697	$363,651	$299,745
Transactions	18,435	15,518	36,500	30,016
Other services	3,827	1,213	6,036	2,280
Total net revenue	$208,864	$173,428	$406,187	$332,041

For purposes of comparison, the following table presents the Company’s net revenue by product line for the periods presented (in thousands) based on the revenue categories in effect prior to the three months ended December 31, 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue by product:
Local	$181,650	$151,879	$353,694	$289,996
Transactions	18,435	15,518	36,500	30,016
Other services	8,779	6,031	15,993	12,029
Total net revenue	$208,864	$173,428	$406,187	$332,041

During the three and six months ended June 30, 2017 and 2016, no individual customer accounted for 10% or more of consolidated net revenue.

The following table presents the Company’s net revenue by geographic region for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$205,441	$169,724	$399,351	$325,113
All other countries	3,423	3,704	6,836	6,928
Total net revenue	$208,864	$173,428	$406,187	$332,041

Long-Lived Assets

The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	June 30,	December 31,
	2017	2016
United States	$88,378	$89,362
All other countries	3,336	3,078
Total long-lived assets	$91,714	$92,440

17. RESTRUCTURING AND INTEGRATION

The following table presents the Company’s restructuring and integration costs for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Restructuring and integration	$21	$-	$251	$-

On November 2, 2016, the Company announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was substantially completed by December 31, 2016. The Company incurred $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, in restructuring and integration costs associated with this plan related to severance costs for affected employees. The Company expects the remaining $0.3 million accrued restructuring and integration costs as of June 30, 2017 to be paid during the year ended December 31, 2017. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. No goodwill, intangible assets or other long lived assets were impaired as a result of the restructuring plan.

18. SUBSEQUENT EVENTS

Proposed Sale of Eat24, LLC and Grubhub Partnership

On August 3, 2017, the Company and Eat24, LLC, a wholly owned subsidiary of the Company (“Eat24”), entered into a Unit Purchase Agreement (the "Purchase Agreement") with Grubhub Inc. ("Grubhub") and Grubhub Holdings, Inc. ("Purchaser"), a wholly owned subsidiary of Grubhub.

Pursuant to the Purchase Agreement, Purchaser agreed to acquire all of the outstanding equity interests in Eat24 from the Company for $287.5 million in cash upon the terms and subject to the conditions set forth in the Purchase Agreement (the "Acquisition"). The Company also agreed to transfer certain assets to Eat24 immediately prior to the closing of the Acquisition, which will consist of assets that are material to or necessary for the operation of the Eat24 business that are not then owned by Eat24.

The purchase price will be paid to the Company upon the closing of the Acquisition and will be subject to customary post-closing adjustments. The timing of the closing is dependent on a number of factors including, but not limited to, receipt of approval or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Of the purchase amount, $28.8 million will be held in escrow for an 18-month period after closing to secure Purchaser’s indemnification rights. Any gain or loss resulting from the Acquisition will be determined and recognized as of the closing date.

Concurrently with the execution of the Purchase Agreement, the Company and Purchaser entered into a Marketing Partnership Agreement (“Partnership Agreement”) to expand the Company’s online ordering capabilities, which will become effective upon the closing of the Acquisition. Under the Partnership Agreement, following the closing of the Acquisition, the Company agreed to integrate Grubhub’s restaurant network into the Yelp Platform to allow users of the Company’s website and mobile app to place orders for delivery or pickup through Grubhub’s food-ordering marketplace. The Partnership Agreement has an initial term of five years, and may renew for an additional two years upon the mutual agreement of the Company and Purchaser.

Stock Repurchase Program

On July 31, 2017, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase of up to $200 million of its outstanding common stock. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The program is not subject to any time limit and may be modified, suspended, or discontinued at any time. The Company expects to fund the stock repurchase program with cash available on its balance sheet.

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

Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

●

Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the engagement of, consumers as we look to leverage our brand and benefit from network dynamics in Yelp communities. For example, we collaborated with Food Network to create “Help My Yelp” — a television show featuring businesses working to improve their online reputations with the help of Yelp community feedback — which premiered in the second quarter of 2017.

●

Enhance Monetization. We plan to continue to invest in initiatives to enhance our monetization opportunities in the United States and Canada. Initiatives we have invested in, and plan to continue to invest in, include aggressively growing our sales force and broadening our sales strategy, as well as expanding the Yelp Platform and business owner products and tools. For example, in April 2017, we acquired Turnstyle Analytics Inc. ("Turnstyle"), a company offering businesses a Wi-Fi-based digital marketing and analytics platform for customer retention and loyalty, which we will now offer under the name Yelp Wi-Fi.

Our overall strategy is to invest for long-term growth. During the remainder of 2017, we expect to continue to invest heavily in our sales and marketing efforts by growing our sales force and continuing our advertising campaigns, as well as continue the integration of Nowait, Inc. and Turnstyle. As of June 30, 2017, we had 4,868 full time employees, comprised of 4,617 salaried employees and 251 non-salaried support staff, which represents an increase of 12% compared to June 30, 2016.

On July 31, 2017, our board of directors authorized a stock repurchase program under which we may repurchase up top $200 million of our outstanding common stock. We expect to fund the stock repurchase program with cash available on our balance sheet.

Key Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Eat24, Yelp Reservations, Yelp Nowait, Yelp Wi-Fi or from our business owner products.

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

As of June 30, 2017, approximately 125.1 million reviews were available on business listing pages, including approximately 30.3 million reviews that were not recommended, after 9.5 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated:

	As of June 30,
	2017	2016
	(in thousands)
Reviews	134,591	108,251

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

The following table presents our traffic for the periods indicated:

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
Desktop Unique Visitors	82,998	73,406
Mobile Website Unique Visitors	74,101	69,327
App Unique Devices	27,987	23,010

We are continually seeking to improve our ability to measure traffic and our other key metrics, and regularly review our processes to assess potential improvements to their accuracy. In the course of such a review, we recently discovered that a portion of our desktop traffic, as measured by Google Analytics, since the third quarter of 2016 has been attributable to a single robot. Because the traffic from this robot does not represent valid consumer traffic, we have adjusted the number of desktop unique visitors we are reporting above for the three months ended June 30, 2017 to remove such traffic to provide greater accuracy and transparency. The adjusted desktop unique visitors for the third quarter of 2016, fourth quarter of 2016 and first quarter of 2017 are (in thousands): 71,409, 67,888, and 78,167, respectively. For additional information, please see the risk factor included under Part II, Item 1A under the heading “We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”

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

	As of June 30,
	2017	2016
	(in thousands)
Claimed Local Business Locations	3,753	3,010

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

	Three Months Ended
	June 30,
	2017	2016
	(in thousands)
Paying Advertising Accounts	148	125

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

EBITDA and Adjusted EBITDA

EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for income taxes; other income, net; depreciation and amortization; and restructuring and integration costs. EBITDA was $17.5 million and $7.4 million for the three months ended June 30, 2017 and 2016, respectively, and $22.5 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and restructuring and integration costs. Adjusted EBITDA was $42.9 million and $28.1 million for the three months ended June 30, 2017 and 2016, respectively, and $72.2 million and $41.1 million for the six months ended June 30, 2017 and 2016, respectively.

The following is a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of GAAP net income (loss) to EBITDA and adjusted EBITDA:
GAAP net income (loss)	$7,590	$449	$2,810	$(15,003)
Provision for (benefit from) income taxes	118	(1,269)	185	168
Other income, net	(864)	(367)	(1,594)	(625)
Depreciation and amortization	10,662	8,564	20,813	16,753
Restructuring and integration costs	21	-	251	-
EBITDA	17,527	7,377	22,465	1,293

Stock-based compensation	25,365	20,726	49,699	39,836
Adjusted EBITDA	$42,892	$28,103	$72,164	$41,129

Non-GAAP Net Income

Non-GAAP net income is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: stock-based compensation expense; amortization of intangibles; restructuring and integration costs; and the tax effect of stock-based compensation, amortization of intangibles, restructuring and integration costs and valuation allowance. Non-GAAP net income was $21.6 million and $12.5 million for the three months ended June 30, 2017 and 2016, respectively, and $37.9 million and $18.5 million for the six months ended June 30, 2017 and 2016, respectively. The following is a reconciliation of net income (loss) to non-GAAP net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Reconciliation of GAAP net income (loss) to Non-GAAP net income:
GAAP net income (loss)	$7,590	$449	$2,810	$(15,003)
Stock-based compensation	25,365	20,726	49,699	39,836
Amortization of intangible assets	2,345	1,730	4,278	3,442
Restructuring and integration costs	21	-	251	-
Tax adjustments (1)	(13,684)	(10,389)	(19,127)	(9,796)
Non-GAAP net income	$21,637	$12,516	$37,911	$18,479

(1)	Includes tax effects of stock-based compensation, amortization of intangibles, restructuring and integration, and valuation allowance.

Results of Operations

The following tables set forth our results of operations for the periods indicated as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2017 or any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(as a percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising	89%	90%	90%	90%
Transactions	9	9	9	9
Other services	2	1	1	1
Total net revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9%	9%	9%	9%
Sales and marketing	51	54	53	57
Product development	20	19	20	20
General and administrative	12	14	13	14
Depreciation and amortization	5	5	5	5
Total costs and expenses	97	101	100	105

Income (loss) from operations	3	(1)	-	(5)
Other income (expense), net	-	-	-	-
Income (loss) before income taxes	3	(1)	-	(5)
Benefit from (provision for) income taxes	-	1	-	-
Net income (loss)	3%	-%	-%	(5% )

Three and Six Months Ended June 30, 2017 and 2016

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

Other Services. We generate revenue through our Yelp Reservations and Yelp Nowait products, the Yelp Wi-Fi marketing and analytics platform, licensing payments for access to Yelp data through our Yelp Knowledge program and other non-advertising related partnerships.

The following table provides a breakdown of our net revenue for the periods indicated:

			2016 to			2016 to
	Three Months Ended		2017%	Six Months Ended		2017%
	June 30,		Change	June 30,		Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Net revenue by product:
Advertising	$186,602	$156,697	19%	$363,651	$299,745	21%
Transactions	18,435	15,518	19	36,500	30,016	22
Other services	3,827	1,213	215	6,036	2,280	165
Total net revenue	$208,864	$173,428	20%	$406,187	$332,041	22%

Percentage of total net revenue by product:
Advertising	89%	90%		90%	90%
Transactions	9	9		9	9
Other services	2	1		1	1
Total net revenue	100%	100%		100%	100%

Total net revenue increased $35.4 million, or 20%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and $74.1 million, or 22%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Advertising revenue increased $29.9 million, or 19%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and $63.9 million, or 21%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in both periods was primarily due to a significant increase in the number of customers purchasing advertising plans as we expanded our sales force to reach more businesses. The growth was driven primarily by purchases of cost-per-click advertising and a majority of ad clicks were delivered on mobile in the three and six months ended June 30, 2017.

Transactions revenue increased $2.9 million, or 19%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and $6.5 million, or 22%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in both periods was primarily the result of increased transactions from Yelp Eat24.

Other services revenue increased $2.6 million, or 215%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and $3.8 million, or 165%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in both periods was primarily due to revenue from Yelp Nowait and Yelp Wi-Fi, as a result of our acquisition of Nowait and Turnstyle in February and April 2017, respectively, as well as increases in revenue from the Yelp Knowledge programs and Yelp Reservations.

Cost of Revenue

Our cost of revenue consists primarily of credit card processing fees and web hosting costs, as well as salaries, benefits and stock-based compensation expense for our infrastructure teams related to the operation of our website and mobile app. It also includes costs related to confirmation and delivery services associated with Yelp Eat24 as well as video production for our advertisers. We expect our cost of revenue to remain a consistent percentage of net revenue for the foreseeable future.

	Three Months Ended			Six Months Ended
	June 30,		2016 to	June 30,		2016 to
	2017	2016	2017 % of Change	2017	2016	2017 % of Change
	(in thousands)			(in thousands)
Cost of revenue	$18,056	$15,087	20%	$34,970	$30,165	16%
Percentage of net revenue	9%	9%		9%	9%

Cost of revenue increased $3.0 million, or 20%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and $4.8 million, or 16%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases in the three and six months ended June 30, 2017 were primarily attributable to increases in confirmation services and third-party food delivery costs associated with Yelp Eat24 of $1.2 million and $2.4 million, respectively, due to an increased number of transactions. Merchant fees related to credit card transactions increased by $1.1 million and $2.3 million in the three and six months ended June 30, 2017, respectively, primarily due to growth in advertising and transactions revenue. Website infrastructure expense increased $1.0 million and $0.8 million in the three and six months ended June 30, 2017, respectively, due to an increase in employee-related costs associated with employees supporting the hosting of the website, offset by lower server hosting costs achieved from improved pricing from key website hosting vendors.

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

	Three Months Ended			Six Months Ended
	June 30,		2016 to	June 30,		2016 to
	2017	2016	2017 % of Change	2017	2016	2017 % of Change
	(in thousands)			(in thousands)
Sales and marketing	$105,232	$94,402	11%	$214,518	$190,030	13%
Percentage of net revenue	50%	54%		53%	57%

Sales and marketing expenses increased $10.8 million, or 11%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and $24.5 million, or 13%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases in the three and six months ended June 30, 2017 were primarily attributable to $9.3 million and $19.2 million, respectively, in additional salaries, benefits, travel and other related expenses resulting from increases in headcount, including increases of $0.4 million and $0.9 million, respectively, in stock-based compensation expense, as we expanded our sales organization to take advantage of the market opportunity in the United States and Canada. As a result of ongoing marketing campaigns, marketing and advertising costs increased $0.5 million and $3.6 million in the three and six months ended June 30, 2017, respectively. In addition, we experienced increases in facilities, insurance, business taxes and other related allocations of $0.5 million and $2.3 million in the three and six months ended June 30, 2017, respectively, as a result of the increases in headcount.

Product Development

Our product development expenses primarily consist of salaries (including employer payroll taxes), benefits, travel expense and stock-based compensation expense for our engineers, product management and information technology personnel. In addition, product development expenses include outside services and consulting costs, as well as allocated facilities, insurance, business taxes and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives and, as a result, we expect product development expenses to continue to increase for the foreseeable future.

	Three Months Ended			Six Months Ended
	June 30,		2016 to	June 30,		2016 to
	2017	2016	2017 % of Change	2017	2016	2017 % of Change
	(in thousands)			(in thousands)
Product development	$42,088	$33,098	27%	$81,959	$65,320	25%
Percentage of net revenue	20%	19%		20%	20%

Product development expenses increased $9.0 million, or 27%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and $16.6 million, or 25%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases in the three and six months ended June 30, 2017 were primarily attributable to $7.1 million and $12.7 million, respectively, in additional salaries and benefits expenses associated with increases in headcount, including increases of $2.8 million and $6.0 million, respectively, in stock-based compensation expense (net of capitalized stock-based compensation expense). In addition, we experienced increases in the three and six months ended June 30, 2017 in facilities, insurance, business taxes and other related allocations of $1.9 million and $3.8 million, respectively, also as a result of the increases in headcount.

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

	Three Months Ended			Six Months Ended
	June 30,		2016 to	June 30,		2016 to
	2017	2016	2017 % of Change	2017	2016	2017 % of Change
	(in thousands)			(in thousands)
General and administrative	$25,961	$23,464	11%	$52,275	$45,233	16%
Percentage of net revenue	12%	14%		13%	14%

General and administrative expenses increased $2.5 million, or 11%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and $7.0 million, or 16%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases in the three and six months ended June 30, 2017 were primarily attributable to $2.3 million and $4.4 million, respectively, in additional salaries, benefits, travel and related expenses associated with increases in headcount, including increases of $0.8 million and $1.8 million, respectively, in stock-based compensation expense. Bad debt expense remained relatively consistent in the three months ended June 30, 2017 compared to the prior year, decreasing by $0.2 million due to improved collection rates from advertising customers even as advertising revenue increased over the same period. Bad debt expense increased by $1.8 million in the six months ended June 30, 2017 as a result of lower collection rates from advertising customers, particularly during the three months ended March 31, 2017.

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

	Three Months Ended			Six Months Ended
	June 30,		2016 to	June 30,		2016 to
	2017	2016	2017 % of Change	2017	2016	2017 % of Change
	(in thousands)			(in thousands)
Depreciation and amortization	$10,662	$8,564	24%	$20,813	$16,753	24%
Percentage of net revenue	5%	5%		5%	5%

Depreciation and amortization expenses increased $2.1 million, or 24%, in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and $4.1 million, or 24%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increases were primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. In the three and six months ended June 30, 2017, depreciation and amortization expenses related to our fixed assets and capitalized website and software development costs increased $1.5 million and $3.3 million, respectively. In addition, amortization related to our intangibles increased by $0.6 million and $0.8 million in the three and six months ended June 30, 2017, respectively, primarily due to the intangibles acquired in the Nowait and Turnstyle acquisitions.

Restructuring and Integration

	Three Months Ended			Six Months Ended
	June 30,		2016 to	June 30,		2016 to
	2017	2016	2017 % of Change	2017	2016	2017 % of Change
	(in thousands)			(in thousands)
Restructuring and integration	$21	$-	N/A	$251	$-	N/A
Percentage of net revenue	0%	0%		0%	0%

On November 2, 2016, we announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was substantially completed by December 31, 2016. We incurred $0.1 million and $0.3 million for the three and six months ended June 30, 2017, respectively, in restructuring and integration costs associated with this plan related to severance costs for affected employees. We expect the remaining $0.3 million accrued restructuring and integration costs as of June 30, 2017 to be paid during the year ending December 31, 2017. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. No goodwill, intangible assets or other long lived assets were impaired as a result of the restructuring plan.

Other Income, Net

Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.

	Three Months Ended			Six Months Ended
	June 30,		2016 to	June 30,		2016 to
	2017	2016	2017 % of Change	2017	2016	2017 % of Change
	(in thousands)			(in thousands)
Other income	$864	$367	135%	$1,594	$625	155%
Percentage of net revenue	0%	0%		0%	0%

Other income, net increased by $0.5 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and $1.0 million in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily driven by increases in interest income earned on marketable investments.

(Provision for) Benefit from Income Taxes

(Provision for) benefit from income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, and the realization of net operating loss carryforwards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Provision for) benefit from taxes	$(118)	$1,269	$(185)	$(168)
Percentage of net revenue	0%	1%	0%	0%

For the three and six months ended June 30, 2017, we recognized tax provisions of $0.1 million and $0.2 million, respectively, that primarily consisted of federal and state tax amortization of our indefinite-lived intangibles and discrete expense related to stock-based compensation.

The change for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily related to an adjustment for the initial adoption of an actual year-to-date tax rate in jurisdictions where a small change in estimated ordinary income had a significant impact on the effective tax rate in the three months ended June 30, 2016. In 2017, we continued to apply an actual year-to-date tax rate in such jurisdictions, so no adjustment was required in the three months ended June 30, 2017.

The tax provisions for the six months ended June 30, 2017 and 2016 remained consistent.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $319.8 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of June 30, 2017 was $8.5 million. We did not have any outstanding bank loans or credit facilities in place as of June 30, 2017. Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended (“ESPP”).

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property, equipment, and software	$(4,079)	$(12,438)
Depreciation and amortization	20,813	16,753
Cash provided by operating activities	76,323	46,510
Cash used in investing activities	(48,672)	(29,733)
Cash provided by financing activities	19,354	7,855

Operating Activities. We generated $76.3 million of cash from operating activities during the six months ended June 30, 2017, primarily resulting from our net income of $2.8 million, which included non-cash depreciation and amortization expenses of $20.8 million, non-cash stock-based compensation expense of $49.7 million and non-cash provision for doubtful accounts and sales returns of $8.9 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	an increase in accounts receivable of $7.7 million due to an increase in billings for advertising plans, as well as the timing of payments from these customers; and
●

an increase in accounts payable, accrued expenses and other liabilities of $1.5 million, primarily driven by an increase in accrued vacation and employee-related expenses and the timing of invoices and payments to various vendors.

We generated $46.5 million of cash from operating activities during the six months ended June 30, 2016, primarily resulting from our net loss of $15.0 million, which included non-cash depreciation and amortization expenses of $16.8 million, non-cash stock-based compensation expense of $39.8 million and non-cash provision for doubtful accounts and sales returns of $7.4 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

●	an increase in accounts receivable of $13.2 million due to an increase in billings for local advertising plans, as well as the timing of payments from these customers;
●

an increase in accounts payable, accrued expenses and other liabilities of $6.0 million related to the growth in our business, increase in Eat24 restaurant payable, accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors; and

●	a decrease in prepaids and other assets of $3.5 million primarily due to the collection of non-trade receivables of $6.5 million, offset by a $3.0 million increase in prepayments and other assets.

Investing Activities. Our primary investing activities in the six months ended June 30, 2017 consisted of purchases of marketable securities, our acquisitions of Nowait and Turnstyle, purchases of property and equipment to support the ongoing build-out of leasehold improvements for our new facilities in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development.

We used $48.7 million of cash in investing activities during the six months ended June 30, 2017. Cash used in investing activities primarily related to purchases of marketable securities of $124.9 million, expenditures related to website and internally developed software of $8.0 million, and purchases of property, equipment and software of $4.1 million to support the growth in our business, as well as our acquisition of Nowait for net cash consideration of $30.8 million, which included intangible assets of $12.7 million, and our acquisition of Turnstyle for net cash consideration of $19.7 million, which included intangible assets of $4.3 million. Cash used in investing activities was offset by the maturity of $140.0 million of investment securities held-to-maturity.

We used $29.7 million of cash in investing activities during the six months ended June 30, 2016. Cash used in investing activities primarily related to purchases of marketable securities of $161.9 million, an increase in expenditures related to website and internally developed software of $7.0 million and purchases of property, equipment and software of $12.4 million to support the growth in our business. In addition, as part of our lease agreements for additional office space, we were obligated to deliver additional letters of credit, which resulted in an increase of $0.8 million in restricted cash. Cash used in investing activities was offset by the maturity of $152.5 million of investment securities held-to-maturity.

Financing Activities. During the six months ended June 30, 2017 and 2016, we generated $19.4 million and $7.9 million, respectively, in financing activities from the issuance of common stock upon the exercise of stock options and the sale of common stock under the ESPP.

Stock Repurchase Program

On July 31, 2017, our board of directions authorized a stock repurchase program under which we may repurchase up to $200 million of our outstanding common stock. We may purchase shares at our discretion in the open market, privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The program is not subject to any time limit and may be modified, suspended or discontinued at any time. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow and market conditions. We expect to fund the stock repurchase program with cash available on our balance sheet.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2017 to 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of June 30, 2017, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties. The following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities as of June 30, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations	$289,598	$44,964	$90,954	$76,757	$76,923
Purchase obligations	$51,208	$29,987	$20,426	$795	$-

The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of June 30, 2017, our total liability for uncertain tax positions was $0.5 million of the total unrecognized benefit of $12.3 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.

We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of June 30, 2017, our future minimum rental receipts to be received under non-cancelable subleases were $7.3 million.

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

Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of June 30, 2017 would not have a material impact on our cash and cash equivalents portfolio.

Our marketable securities consist of fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. As we have both the ability and intent to hold these securities to maturity, such fluctuations would have no impact on our results of operations.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally in the British pound sterling, the Canadian dollar and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains (losses), net related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the British pound sterling, Canadian dollar or Euro, either alone or in combination with each other, would not have a material impact on our results of operations. In the event our foreign sales and expenses increase as a proportion of our overall sales and expenses, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, though we may in the future. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits allege violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On November 24, 2015, the court dismissed the first amended complaint with prejudice, and entered judgment in our favor on December 28, 2015. The plaintiffs have appealed this decision to the U.S. Court of Appeals for the Ninth Circuit, and a hearing has been scheduled for September 11, 2017.

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

●

Review Concentration. Our restaurant and shopping categories together accounted for approximately 40% of the businesses that had been reviewed on our platform and approximately 55% of the cumulative reviews as of June 30, 2017. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

●

Our Recommendation Software. If our automated software does not recommend helpful content or recommends unhelpful content, consumers may reduce or stop their use of our platform. While we have designed our technology to avoid recommending content that we believe to be unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful.

●

Content Scraping. From time to time, other companies copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. This may also result in increases to our reported traffic metrics that do not represent increases in consumer usage of our platform. For example, we recently discovered that a portion of our desktop traffic since the third quarter of 2016 has been attributable to a single robot. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

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

In addition, the mobile market remains a rapidly evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as mobile advertising products develop, demand may increase for products that we do not offer or that may alienate our user base. Although we currently deliver ads on both our mobile app and mobile website, with 69% of ad clicks delivered on mobile in the three months ended June 30, 2017, our continued success depends on our efforts to innovate and introduce enhanced mobile solutions. If our efforts to develop compelling mobile advertising products are not successful — as a result of, for example, the difficulties detailed above — advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage.

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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website during the three months ended June 30, 2017, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.

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

●

Traffic Quality. The success of our advertising program depends on delivering positive results to our advertising customers. Low-quality or invalid traffic, such as robots, spiders and the mechanical automation of clicking, may be detrimental to our relationships with advertisers and could adversely affect our advertising pricing and revenue. For example, we recently discovered that, beginning in the third quarter of 2016, a portion of our desktop traffic has been attributable to a single robot. While we do not believe the traffic from this robot represents a material amount of our overall reported traffic or has impacted our ad delivery, our delay in detecting and removing such traffic may harm our reputation among advertisers. Similarly, if we fail to detect and prevent click fraud or other invalid clicks on ads, the affected advertisers may experience or perceive a reduced return on their investments, which could lead to dissatisfaction with our products, refusals to pay, refund demands or withdrawal of future business.

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

*The proposed sale of Eat24 and partnership with Grubhub may not be consummated as or when planned, or at all, and may not achieve the intended benefits.

The proposed sale of our Eat24 business to Grubhub (the “Acquisition”) may not be consummated as currently contemplated or at all, or may encounter unanticipated delays or other roadblocks, including delays in obtaining necessary regulatory approvals. Because our planned partnership with Grubhub will only be effective upon the closing of the Acquisition, the partnership may similarly be delayed or fail to take effect. Such a delay or failure to consummate the Acquisition and partnership could cause disruptions to our business and operations, including by introducing uncertainty that harms our ability to attract and retain key Eat24 personnel. In addition, preparing for and executing the proposed Acquisition and partnership will also require significant time, resources and expense, and may divert the attention of our management and employees from other aspects of our business operations. Any delays in the closing of the Acquisition and effectiveness of the partnership may increase the amount of resources we devote to these transactions, which could adversely affect our business, financial condition and results of operations. In the event that we complete the proposed Acquisition and the partnership becomes effective, there can be no assurance that we will be able to realize the intended benefits of the partnership.

*We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. For example, in February 2017, we acquired Nowait to obtain waitlist system and seating tool technology and in April 2017, we acquired Turnstyle to obtain a Wi-Fi based marketing tool for customer retention and loyalty. We have limited experience as a company in the complex process of acquiring other businesses and technologies. The pursuit of potential future acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing acquisitions, whether or not they are consummated.

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

Despite these efforts, we cannot guarantee that each of the 94.7 million reviews on our platform that had been recommended and that had not been removed as of June 30, 2017 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.

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

Since our inception, we have incurred significant operating losses and, as of June 30, 2017, we had an accumulated deficit of approximately $67.4 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $713.1 million in 2016, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. While our decision to focus our sales and marketing resources primarily on the United States and Canada may result in some cost savings, they also limit the markets from which we generate revenue and our ability to expand internationally in the future. We expect that the more immediate loss of revenue will be immaterial, but we cannot predict the impact of these plans on our long-term international prospects or the impact that a smaller international footprint may have on our brand and reputation.

You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize from time to time, as an indication of our future performance. Historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

●	sales and marketing;
●	our technology infrastructure;
●	product and feature development;
●	market development efforts;
●	strategic opportunities, including commercial relationships and acquisitions;
●	our stock repurchase program; and
●	general administration, including legal and accounting expenses related to being a public company.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”). These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board (“FASB”) and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results. In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which will supersede existing revenue guidance under GAAP and which we will adopt on January 1, 2018. The new guidance requires companies to recognize revenue when they transfer promised goods or services to customers, in an amount that reflects the consideration that the company expects to be entitled to in exchange for such goods or services. We are still in the process of evaluating the impact of the new revenue standard. Refer to Note 1 of our condensed consolidated financial statements for additional information on the new guidance and its potential impact on us.

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

We intend to continue to invest in our business and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. In addition, on July 31, 2017, our board of directors authorized the repurchase of up to to $200 million of our common stock. As a result, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any future debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be harmed.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Our current practices, existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the tax benefits that we intend to eventually derive could be undermined due to changing tax laws or new interpretations of existing laws that are inconsistent with previous interpretations or positions taken by taxing authorities on which we have relied. In particular, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority, resulting in uncertainty not only with respect to the future corporate tax rate, but also the U.S. tax consequences of income derived from income related to intellectual property earned overseas in low tax jurisdictions. Certain changes to U.S. tax laws, including limitations on the ability to defer U.S. taxation on earnings outside of the United States until those earnings are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could affect the tax treatment of our foreign earnings. In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the IRS or other taxing authorities assess additional taxes as a result of examinations or changes to applicable law or interpretations of the law, we may be required to record charges to our operations, which could harm our business, operating results and financial condition.

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

In addition, certain of our key metrics — the number of our desktop unique visitors and mobile website unique visitors — are calculated relying on data from third parties. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges to continue to occur, and potentially to increase as our traffic grows. For example, we recently discovered that a portion of our desktop traffic, as measured by Google Analytics, since the third quarter of 2016 has been attributable to a single robot. Because the traffic from this robot does not represent valid consumer traffic, we determined that our reported desktop unique visitors metric for the third quarter of 2016, fourth quarter of 2016 and first quarter of 2017 were overstated, and have adjusted them to provide greater accuracy and transparency. Our reported number of desktop unique visitors for the second quarter of 2017 also reflects an adjustment to the number provided by Google Analytics to account for this robot, and we expect to continue to make similar adjustments in the future if we determine that our traffic metrics are materially impacted by robot or other invalid traffic.

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

It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the Federal Trade Commission and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. The European Commission recently approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, and a new general data protection regulation is expected to take effect in the European Union by 2018, each of which may be subject to varying interpretations and evolving practices, which would create uncertainty for us and possibly result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2016, our common stock’s daily closing price ranged from $15.23 to $42.16, and was $32.53 on July 31, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

●	actual or anticipated fluctuations in our financial condition and operating results;
●	changes in projected operating and financial results;
●	actual or anticipated changes in our growth rate relative to our competitors;
●

repurchase of our common stock pursuant to our stock repurchase program, which could also cause our stock price to be higher that it would be in the absence of such a program and could potentially reduce the market liquidity for our stock;

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

Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2017, we had 81,752,997 shares of common stock outstanding.

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

YELP INC.

Date: August 9, 2017	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Filed
			Incorporated by Reference			Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 28, 2017, by and among Yelp Inc., Nowait, Inc., Beagle Acquisition Corp. and Shareholder Representative Services LLC, as Stockholders’ Agent.	8-K	001-35444	2.1	3/6/2017
2.2	Share Purchase Agreement, dated April 3, 2017, by and among Yelp Inc., 10036773 Canada Inc., Turnstyle Analytics Inc., the shareholders of Turnstyle Analytics Inc., the vested option holders of Turnstyle Analytics Inc., 500 Startups IV, L.P. and Fortis Advisors LLC, as Securityholders’ Agent.	8-K	001-35444	2.1	4/7/2016
2.3	Unit Purchase Agreement, dated as of August 3, 2017, by and among Yelp Inc., Eat24, LLC, Grubhub Inc. and Grubhub Holdings Inc.					X
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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