Form 10-Q
period 2017-09-30
YELP INC
filed 2017-11-06
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒
As of October 31, 2017, there were 82,889,825 shares of registrant’s common stock, par value $0.000001 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$362,401	$272,201
Short-term marketable securities	195,768	207,332
Accounts receivable (net of allowance for doubtful accounts of $7,000 and $4,992 at September 30, 2017 and December 31, 2016, respectively)	68,483	68,725
Prepaid expenses and other current assets	15,694	12,921
Assets held for sale	143,873	—
Total current assets	786,219	561,179
Property, equipment and software, net	94,348	92,440
Intangibles, net	17,815	32,611
Goodwill	107,186	170,667
Restricted cash	18,595	17,317
Other non-current assets	2,952	10,992
Total assets	$1,027,115	$885,206
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable – trade	$2,269	$2,003
Accounts payable – merchant share	878	18,352
Accrued liabilities	48,320	36,730
Deferred revenue	3,667	3,314
Liabilities held for sale	25,170	—
Total current liabilities	80,304	60,399
Long-term liabilities	21,515	17,621
Total liabilities	101,819	78,020
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.000001 par value - 200,000,000 and 200,000,000 shares authorized, 82,741,466 and 79,429,833 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	1,001,633	892,983
Accumulated other comprehensive loss	(9,107)	(15,576)
Accumulated deficit	(67,230)	(70,221)
Total stockholders' equity	925,296	807,186
Total liabilities and stockholders' equity	$1,027,115	$885,206
See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$222,380	$186,232	$628,567	$518,273
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	19,312	14,594	54,282	44,759
Sales and marketing	113,041	99,274	327,559	289,304
Product development	45,834	36,369	127,793	101,689
General and administrative	26,694	24,876	78,969	70,109
Depreciation and amortization	10,656	9,159	31,470	25,912
Restructuring and integration	35	—	286	—
Total costs and expenses	215,572	184,272	620,359	531,773
Income (loss) from operations	6,808	1,960	8,208	(13,500)
Other income, net	1,371	327	2,933	952
Income (loss) before income taxes	8,179	2,287	11,141	(12,548)
Provision for income taxes	(232)	(217)	(417)	(385)
Net income (loss) attributable to common stockholders (1)	$7,947	$2,070	$10,724	$(12,933)
Net income (loss) per share attributable to common stockholders (1)
Basic	$0.10	$0.03	$0.13	$(0.17)
Diluted	$0.09	$0.02	$0.12	$(0.17)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders (1)
Basic	82,259	77,521	81,041	76,627
Diluted	87,433	82,917	86,097	76,627
(1) The structure of the Company’s common stock changed during the year ended December 31, 2016. Refer to Note 13 for details.
See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$7,947	$2,070	$10,724	$(12,933)
Other comprehensive income:
Foreign currency translation adjustments	1,866	674	6,469	1,469
Other comprehensive income	1,866	674	6,469	1,469
Comprehensive income (loss)	$9,813	$2,744	$17,193	$(11,464)
See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$10,724	$(12,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,470	25,912
Provision for doubtful accounts and sales returns	13,448	12,139
Stock-based compensation	75,007	62,396
Other adjustments	411	1,314
Changes in operating assets and liabilities:
Accounts receivable	(16,971)	(24,167)
Prepaid expenses and other assets	(2,106)	3,638
Accounts payable, accrued expenses and other liabilities	15,628	13,193
Deferred revenue	350	295
Net cash provided by operating activities	127,961	81,787
INVESTING ACTIVITIES:
Purchases of marketable securities	(179,557)	(221,771)
Maturities of marketable securities	191,000	212,500
Purchase of cost-method investment	—	(8,000)
Acquisitions of businesses, net of cash received	(50,544)	—
Purchases of property, equipment and software	(7,892)	(17,798)
Capitalized website and software development costs	(12,236)	(10,596)
Other investing activities	(1,209)	(927)
Net cash used in investing activities	(60,438)	(46,592)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	29,556	18,055
Cash used for common stock repurchases	(7,743)	—
Net cash provided by financing activities	21,813	18,055
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	864	28
CHANGE IN CASH AND CASH EQUIVALENTS	90,200	53,278
CASH AND CASH EQUIVALENTS—Beginning of period	272,201	171,613
CASH AND CASH EQUIVALENTS—End of period	$362,401	$224,891
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$82	$688
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable, accrued expenses and other liabilities	$3,555	$4,373
Goodwill measurement period adjustment	(178)	146
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
Significant Accounting Policies
Except as set forth below, there have been no material changes to the Company’s significant accounting policies from those described in the Annual Report.
Stock Repurchases—The Company accounts for repurchases of its common stock by recording the cost to repurchase those shares to treasury stock, a separate component of stockholders' equity. Upon retirement, the carrying amount of treasury shares is removed with a corresponding reduction to par value of common stock, with any excess of the cost incurred to repurchase shares over their par value recorded as an adjustment to accumulated deficit on the date of retirement.
Assets and Liabilities Held for Sale—The Company considers an asset to be held for sale when: management approves and commits to a formal plan to actively market the asset for sale at a reasonable price in relation to its fair value; the asset is available for immediate sale in its present condition; an active program to locate a buyer and other actions required to complete the sale have been initiated; the sale of the asset is expected to be completed within one year; and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, the Company records the carrying value of the assets at the lower of its carrying value or its estimated fair value, less costs to sell. The Company ceases to record depreciation and amortization expense associated with assets upon their designation as held for sale.
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

The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of the initial application of the guidance recognized at the date of adoption (modified retrospective method). The Company currently anticipates adopting the standard using the full retrospective method and does not anticipate a significant change in revenue recognition from the previous standard. The Company currently expenses contract acquisition costs as incurred and expects that the requirement to defer incremental contract acquisition costs and recognize them over the contract period or expected customer life will result in the recognition of deferred costs on its balance sheets. The Company is still in the process of completing its analysis on the impact this guidance will have on its consolidated financial statements, related disclosures and its internal controls over financial reporting. The Company does not expect that this guidance will have a material impact on its consolidated financial statements, with the exception of contract acquisition costs, which will be deferred and amortized over the expected life of the contract, rather than recognized in the period in which they are incurred.
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
In March 2017, FASB issued Accounting Standards Update No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”). This new guidance requires entities to amortize purchased callable debt securities held at a premium to the earliest call date. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements.
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

2. CASH AND CASH EQUIVALENTS
Cash and cash equivalents as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents
Cash	$196,234	$119,778
Cash equivalents	166,167	152,423
Total cash and cash equivalents	$362,401	$272,201
As of September 30, 2017 and December 31, 2016, the Company had letters of credit collateralized fully by bank deposits which total $18.6 million and $17.3 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash.
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
The following table represents the Company’s financial instruments measured at fair value as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$158,171	$—	$—	$158,171	$152,423	$—	$—	$152,423
Commercial paper	—	7,996	—	7,996	—	—	—	—
Short-term Marketable Securities:
Agency bonds	—	127,953	—	127,953	—	152,394	—	152,394
Commercial paper	—	41,818	—	41,818	—	45,894	—	45,894
Agency discount notes	—	15,949	—	15,949	—	—	—	—
Corporate bonds	—	9,993	—	9,993	—	9,006	—	9,006
Total cash equivalents and short-term marketable securities	$158,171	$203,709	$—	$361,880	$152,423	$207,294	$—	$359,717

4. MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity, all of which mature within one year, as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017
Short-term marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency bonds	$128,005	$1	$(53)	$127,953
Commercial paper	41,817	1	—	41,818
Agency discount notes	15,948	1	—	15,949
Corporate bonds	9,998	—	(5)	9,993
Total marketable securities	$195,768	$3	$(58)	$195,713

	December 31, 2016
Short-term marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency bonds	$152,429	$18	$(53)	$152,394
Commercial paper	45,894	—	—	45,894
Corporate bonds	9,009	—	(3)	9,006
Total marketable securities	$207,332	$18	$(56)	$207,294

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of September 30, 2017 and December 31, 2016, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	September 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$122,948	$(53)	$—	$—	$122,948	$(53)
Corporate bonds	9,993	(5)	—	—	9,993	(5)
Total	$132,941	$(58)	$—	$—	$132,941	$(58)

	December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$92,018	$(53)	$—	$—	$92,018	$(53)
Corporate bonds	8,006	(3)	—	—	8,006	(3)
Total	$100,024	$(56)	$—	$—	$100,024	$(56)
The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss.
5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Capitalized website and internal-use software development costs	$77,327	$61,515
Leasehold improvements	64,209	60,101
Computer equipment	31,504	28,551
Furniture and fixtures	15,150	14,162
Telecommunication	3,852	3,457
Software	1,201	1,079
Total	193,243	168,865
Less accumulated depreciation	(98,895)	(76,425)
Property, equipment and software, net	$94,348	$92,440
Depreciation expense was approximately $9.2 million and $7.5 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $25.8 million and $20.8 million for the nine months ended September 30, 2017 and 2016, respectively.
6. INTANGIBLE ASSETS AND GOODWILL
The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired. The Company performed its annual goodwill impairment analysis during the three months ended September 30, 2017 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.
The changes in carrying amount of goodwill during the nine months ended September 30, 2017 were as follows (in thousands):

Balance as of December 31, 2016	$170,667
Additions upon business combinations	42,007
Goodwill measurement period adjustment	(178)
Effect of currency translation	5,458
Goodwill reclassified to assets held for sale	(110,768)
Balance as of September 30, 2017	$107,186
Goodwill associated with asset group held for sale consisted of Eat24, LLC, a wholly owned subsidiary of the Company ("Eat24"), reclassified as assets held for sale as of September 30, 2017. Refer to Note 9 for details.

Intangible assets at September 30, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,919	$(655)	$9,264	10.5	years
Developed technology	7,834	(1,752)	6,082	4.3	years
Domains and data licenses	2,869	(1,719)	1,150	2.5	years
Trademarks	999	(285)	714	2.4	years
Content	3,961	(3,476)	485	1.9	years
User relationships	146	(26)	120	2.5	years
Total	$25,728	$(7,913)	$17,815

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$17,400	$(2,741)	$14,659	10.1	years
Developed technology	9,280	(4,122)	5,158	3.1	years
Domains and data licenses	2,804	(1,340)	1,464	3.0	years
Trademarks	3,338	(1,861)	1,477	2.1	years
Content	3,674	(2,581)	1,093	2.0	years
User relationships	12,000	(3,240)	8,760	5.1	years
Advertiser relationships	1,549	(1,549)	—	0.0	years
Total	$50,045	$(17,434)	$32,611
Amortization expense was $1.4 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively, and $5.7 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the estimated future amortization of purchased intangible assets for (i) the remaining three months of 2017, (ii) each of the succeeding four years, and (iii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2017 (from October 1, 2017)	$920
2018	3,534
2019	3,278
2020	2,402
2021	2,262
Thereafter	5,419
Total amortization	$17,815
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

Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows (dollars in thousands):

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
For the three months ended September 30, 2017, the Company recorded no acquisition-related transaction costs and for the nine months ended September 30, 2017, the Company recorded acquisition-related transaction costs of approximately $0.1 million, which were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.
The condensed consolidated statements of operations for the three and nine months ended September 30, 2017 include $1.3 million and $2.6 million of revenue attributable to Nowait, respectively, and $1.9 million and $5.1 million of net loss attributable to Nowait, respectively.
Turnstyle Analytics Inc.
On April 3, 2017, the Company acquired all of the equity interests in Turnstyle Analytics Inc. (“Turnstyle”) for approximately $21 million, approximately $1 million of which represents compensation cost due to a continuous service requirement, and the remainder of which represents purchase consideration. Of the total consideration paid in connection with the acquisition, $3 million is being held in escrow for an 18-month period after the closing to secure the Company’s indemnification rights. The key factor underlying the acquisition was to obtain a customer retention and loyalty product in the form of a location-based marketing and analytics platform that provides Wi-Fi as a digital marketing tool to expand its product offerings for local businesses.
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
Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows (dollars in thousands):

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
For the three and nine months ended September 30, 2017, the Company recorded acquisition-related transaction costs of zero and $0.3 million, respectively, which were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.
The condensed consolidated statements of operations for the three and nine months ended September 30, 2017 include $0.4 million and $0.8 million of revenue attributable to Turnstyle, respectively, and $4.0 million and $4.6 million of net loss attributable to Turnstyle, respectively.

Pro Forma Financial Information

The unaudited pro forma financial information in the tables below summarizes the combined results of operations for (a) the Company and Nowait, (b) the Company and Turnstyle, and (c) the Company with Nowait and Turnstyle, as though the respective combinations had occurred as of January 1, 2016, and includes the accounting effects resulting from the acquisitions, including amortization charges from acquired intangible assets and changes in depreciation due to differing asset values and depreciation lives.
The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the combinations had taken place as of January 1, 2016 (in thousands, except per share data):
Nowait, Inc.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$222,380	$187,334	$629,341	$521,442
Net income (loss)	7,947	588	9,682	(18,824)
Basic net income (loss) per share attributable to common stockholders	0.10	0.01	0.12	(0.25)
Diluted net income (loss) per share attributable to common stockholders	0.09	0.01	0.11	(0.25)
Turnstyle Analytics Inc.

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$222,380	$186,539	$628,894	$519,031
Net income (loss)	7,947	1,560	10,578	(14,377)
Basic net income (loss) per share attributable to common stockholders	0.10	0.02	0.13	(0.19)
Diluted net income (loss) per share attributable to common stockholders	0.09	0.02	0.12	(0.19)
Combined

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue	$222,380	$187,641	$629,668	$522,199
Net income (loss)	7,947	78	9,536	(20,268)
Basic net income (loss) per share attributable to common stockholders	0.10	—	0.12	(0.26)
Diluted net income (loss) per share attributable to common stockholders	0.09	—	0.11	(0.26)
8. OTHER NON-CURRENT ASSETS
Other non-current assets as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Cost-method investments	$—	$8,000
Other	2,952	2,992
Total other non-current assets	$2,952	$10,992

Cost-method investments represent the Company’s investment in the preferred stock of Nowait, which was completed on July 15, 2016. The Company acquired the entirety of Nowait on February 28, 2017 and the Company's original investment of $8.0 million was returned to it in the three months ended March 31, 2017 in connection with the acquisition. The remaining other non-current assets are primarily deferred tax assets.
9. ASSET GROUP HELD FOR SALE
On August 3, 2017, the Company and Eat24 entered into a Unit Purchase Agreement (the "Purchase Agreement") with Grubhub Inc. ("Grubhub") and Grubhub Holdings, Inc. ("Purchaser"), a wholly owned subsidiary of Grubhub. Pursuant to the Purchase Agreement, the Purchaser agreed to acquire all of the outstanding equity interests in Eat24 from the Company for $287.5 million in cash upon the terms and subject to the conditions set forth in the Purchase Agreement (the "Disposition"). The Company also agreed to transfer certain assets to Eat24 immediately prior to the closing of the Disposition, consisting of assets that are material to or necessary for the operation of Eat24 that were not then owned by Eat24. As a result, the assets and liabilities of Eat24 — including the assets to be transferred to Eat24 immediately prior to closing — were classified as held for sale in the three months ended September 30, 2017, and are separately identified on the condensed consolidated balance sheet as of September 30, 2017. No impairment charges were recorded as a result of this accounting treatment.
The Disposition was completed on October 10, 2017 (see Note 19). Because the Disposition had not yet been consummated as of September 30, 2017, the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 include revenue and expenses attributable to Eat24 and do not include any gain or loss associated with the Disposition. Losses before provision for income taxes attributable to Eat24 for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss before provision for income taxes	$(2,656)	$(1,292)	$(11,037)	$(2,783)

The condensed consolidated balance sheet as of September 30, 2017 includes the following Eat24 assets and liabilities (in thousands):

September 30, 2017
Assets held for sale
Accounts receivable, net	$5,319
Prepaid expenses and other current assets	749
Property and equipment, net	656
Goodwill	110,768
Intangible assets, net	26,381
Total assets held for sale	$143,873
Liabilities held for sale
Accounts payable – trade	$1,016
Accounts payable – merchant share	18,845
Accrued liabilities	5,309
Total liabilities held for sale	$25,170

10. ACCRUED LIABILITIES
Accrued liabilities as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued compensation and related	$22,114	$12,892
Accrued marketing	3,819	4,633
Accrued tax liabilities	3,300	5,456
Other accrued expenses	19,087	13,749
Total accrued liabilities	$48,320	$36,730
11. LONG-TERM LIABILITIES
Long-term liabilities as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred rent	$20,017	$16,896
Other long-term liabilities	1,498	725
Total long-term liabilities	$21,515	$17,621
Other long-term liabilities primarily comprise deferred tax liabilities.
12. COMMITMENTS AND CONTINGENCIES
Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2017 to 2029. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $11.4 million and $9.3 million for the three months ended September 30, 2017 and 2016, respectively, and $31.0 million and $26.9 million for the nine months ended September 30, 2017 and 2016, respectively.
The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rental income was $0.5 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.
Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits allege violations of the Exchange Act by the Company and certain of its officers for allegedly making materially false and misleading statements regarding the Company’s business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On November 24, 2015, the court dismissed the first amended complaint with prejudice, and entered judgment in the Company’s favor on December 28, 2015. The plaintiffs have appealed this decision to the U.S. Court of Appeals for the Ninth Circuit, which heard the appeal on September 11, 2017. The Ninth Circuit has not yet issued a decision.
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
Under the Purchase Agreement, the Company agreed to indemnify the Purchaser and certain related parties against certain losses arising out of Purchaser's acquisition of Eat24, including, but not limited to, any breach or inaccuracy of any representation or warranty made by the Company or Eat24 in the Purchase Agreement. The Company's indemnification obligations are subject to the terms and conditions set forth in the Purchase Agreement, and are capped at the purchase price received by the Company in the Disposition.
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
Payroll Tax Audit—In June 2015, the U.S. Internal Revenue Service (“IRS”) began a payroll tax audit of the Company for 2013 and 2014. The Company has assessed the estimated range of such loss and, as of September 30, 2017, a liability of $0.5 million has been recorded. The Company expects the audits and any related assessments to be finalized in 2018.
13. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
On July 31, 2017, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $200.0 million of its outstanding common stock. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. During the three months ended September 30, 2017, the Company repurchased on the open market and subsequently retired 185,592 shares for an aggregate purchase price of approximately $7.7 million.
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
The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	September 30, 2017		December 31, 2016
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	82,741,466	200,000,000	79,429,833
Undesignated Preferred Stock	10,000,000	—	10,000,000	—
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
A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2016	8,018,941	$21.71	6.10	$147,673
Granted	920,850	34.60
Exercised	(1,216,110)	19.85
Canceled	(210,770)	47.08
Outstanding - September 30, 2017	7,512,911	$22.88	5.85	$162,770
Options vested and exercisable as of September 30, 2017	5,904,796	$20.32	5.05	$143,342
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $9.8 million and $10.2 million for the three months ended September 30, 2017 and 2016, respectively, and $20.2 million and $14.9 million for the nine months ended September 30, 2017 and 2016, respectively.
The weighted-average grant date fair value of options granted was $13.31 and $13.16 per share for the three months ended September 30, 2017 and 2016, respectively, and $15.35 and $9.60 per share for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, total unrecognized compensation costs related to unvested stock options was approximately $21.3 million, which is expected to be recognized over a weighted-average time period of 2.5 years.

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
A summary of RSU activity for the nine months ended September 30, 2017 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested - December 31, 2016	7,090,465	$32.43
Granted	3,762,717	35.14
Released	(2,086,837)	33.63
Canceled	(1,188,887)	33.34
Unvested - September 30, 2017	7,577,458	$33.30
As of September 30, 2017, the Company had approximately $234.7 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.8 years.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period, based on the closing sales price of the Company's common stock as quoted on the New York Stock Exchange on such date.
There were no shares purchased by employees under the ESPP in the three months ended September 30, 2017 or 2016. Employees purchased 228,299 shares and 200,953 shares under the ESPP during the nine months ended September 30, 2017 and 2016, respectively, at weighted-average purchase prices of $23.73 per share and $22.26 per share, respectively. The Company recognized $0.5 million and $0.4 million of stock-based compensation expense related to the discounted share price provided to employees under the ESPP in the three months ended September 30, 2017 and 2016, respectively, and $1.5 million and $1.1 million in the nine months ended September 30, 2017 and 2016, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$993	$764	$2,931	$1,572
Sales and marketing	7,305	7,191	21,434	20,376
Product development	11,976	9,284	34,428	25,727
General and administrative	5,035	5,321	16,214	14,721
Total stock-based compensation	$25,309	$22,560	$75,007	$62,396
The Company capitalized $1.5 million and $1.3 million of stock-based compensation expense as website development costs in the three months ended September 30, 2017 and 2016, respectively, and $4.6 million and $3.3 million in the nine months ended September 30, 2017 and 2016, respectively.

14. OTHER INCOME, NET
Other income, net for the three and nine months ended September 30, 2017 and 2016 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income, net	$991	$478	$2,431	$1,203
Transaction gain (loss) on foreign exchange	323	(93)	377	(66)
Other non-operating income (loss), net	57	(58)	125	(185)
Other income, net	$1,371	$327	$2,933	$952
15. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company recorded an income tax provision of $0.2 million for each of the three months ended September 30, 2017 and 2016, and an income tax provision of $0.4 million for each of the nine months ended September 30, 2017 and 2016. The tax provision for the nine months ended September 30, 2017 is due to $0.4 million in U.S. state and foreign income tax expense. The tax provision for the nine months ended September 30, 2016 is due to $0.3 million in U.S. federal and state and foreign income tax provision and $0.1 million of discrete expense.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the three and nine months ended September 30, 2017, a discrete effective tax rate method was used in jurisdictions where a small change in estimated ordinary income has a significant impact on the annual effective tax rate. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences, meals and entertainment, tax credits, and stock-based compensation expense. Jurisdictions where no benefit is recorded on forecasted losses were excluded from the consolidated effective tax rate. As of September 30, 2017, the total amount of gross unrecognized tax benefits was $13.6 million, $12.8 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of September 30, 2017, the Company had an immaterial amount related to the accrual of interest and penalties. During the three and nine months ended September 30, 2017, the Company’s gross unrecognized tax benefits increased by $1.3 million and $3.3 million, respectively, an immaterial amount of which would affect the Company’s effective tax rate if recognized.
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
It is the intention of the Company to permanently reinvest the earnings from its foreign subsidiaries. The Company does not provide for U.S. income taxes of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of September 30, 2017, the Company estimates $2.7 million of cumulative foreign earnings upon which U.S. income taxes have not been provided.
16. NET INCOME (LOSS) PER SHARE
Basic and diluted net loss per share attributable to common stockholders for periods prior to the Conversion are presented in conformity with the “two-class method” required for participating securities. Prior to the Conversion, shares of Class A and Class B common stock were the only outstanding equity in the Company. The rights of the holders of Class A and Class B common stock were identical, except with respect to voting and conversion. Each share of Class A common stock was entitled to one vote per share and each share of Class B common stock was entitled to ten votes per share. Shares of Class B common stock were convertible into Class A common stock at any time at the option of the stockholder, and were automatically converted upon sale or transfer to Class A common stock, subject to certain limited exceptions, and in connection with certain other conversion events. Under the two-class method, basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. The Company’s potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and unvested shares subject to RSAs (if any), and purchases related to the ESPP. The dilutive effect of these potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net loss per share of Class B common stock does not assume the conversion of Class B common stock.
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
On September 22, 2016, the Company’s Class A and Class B common stock converted into a single class of common stock. Because shares of Class A and Class B common stock were outstanding during the three and nine months ended September 30, 2016, the Company has disclosed earnings per common share for both classes of common stock for those reporting periods. Basic and diluted net loss per share attributable to common stockholders for periods after the Conversion, including the current reporting period, are presented based on the number of shares of common stock then outstanding.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,
	2017	2016
	Common stock	Class A	Class B
Net income attributable to common stockholders	$7,947	$1,869	$201
Basic Shares:
Weighted-average shares outstanding	82,259	69,978	7,543
Basic net income per share attributable to common stockholders:	$0.10	$0.03	$0.03

	Three Months Ended September 30,
	2017	2016
	Common stock	Class A	Class B
Diluted net income per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic computation	$7,947	$1,869	$201
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	—	201	—
Reallocation of undistributed earnings to Class B shares	—	—	39
Allocation of undistributed earnings	$7,947	$2,070	$240
Denominator:
Number of shares used in basic calculation	82,259	69,978	7,543
Weighted-average effect of dilutive securities Conversion of Class B to Class A shares	—	7,543	—
Stock options	3,253	3,526	2,246
Restricted stock units	1,921	1,870	—
Number of shares used in diluted calculation	87,433	82,917	9,789
Diluted net income per share attributable to common stockholders	$0.09	$0.02	$0.02

	Nine Months Ended September 30,
	2017	2016
	Common stock	Class A	Class B
Net income (loss) attributable to common stockholders	$10,724	$(11,639)	$(1,294)
Basic Shares:
Weighted-average shares outstanding	81,041	68,961	7,666
Basic net income (loss) per share attributable to common stockholders:	$0.13	$(0.17)	$(0.17)

	Nine Months Ended September 30,
	2017	2016
	Common stock	Class A	Class B
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings (losses)	$10,724	$(11,639)	$(1,294)
Denominator:
Number of shares used in basic calculation	81,041	68,961	7,666
Weighted-average effect of dilutive securities
Stock options	3,179	—	—
Restricted stock units	1,877	—	—
Number of shares used in diluted calculation	86,097	68,961	7,666
Diluted net income (loss) per share attributable to common stockholders	$0.12	$(0.17)	$(0.17)

The following weighted-average stock-based instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	1,793	1,406	1,911	3,139
Restricted stock units and awards	871	1,240	978	2,414

17. INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS
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
Net Revenue
In reports filed prior to its Annual Report, the Company classified revenue from its “local” products — consisting of business listing and advertising products sold directly to businesses and Yelp Reservations — as local revenue, and classified revenue generated through partner arrangements, including resale of advertising products by certain partners, and monetization of remnant advertising inventory through third-party ad networks as other services revenue.
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
The following table presents the Company’s net revenue by product line for the periods presented (in thousands) reflecting the changes to its revenue categories described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue by product:
Advertising	$199,595	$168,950	$563,246	$468,695
Transactions	18,524	15,910	55,024	45,926
Other services	4,261	1,372	10,297	3,652
Total net revenue	$222,380	$186,232	$628,567	$518,273
For purposes of comparison, the following table presents the Company’s net revenue by product line for the periods presented (in thousands) based on the revenue categories in effect prior to the three months ended December 31, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue by product:
Local	$194,293	$163,571	$547,988	$453,567
Transactions	18,524	15,910	55,024	45,926
Other services	9,563	6,751	25,555	18,780
Total net revenue	$222,380	$186,232	$628,567	$518,273
During the three and nine months ended September 30, 2017 and 2016, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by geographic region for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$218,735	$182,290	$618,086	$507,403
All other countries	3,645	3,942	10,481	10,870
Total net revenue	$222,380	$186,232	$628,567	$518,273
Long-Lived Assets
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	September 30, 2017	December 31, 2016
United States	$91,087	$89,362
All other countries	3,261	3,078
Total long-lived assets	$94,348	$92,440
18. RESTRUCTURING AND INTEGRATION
The following table presents the Company’s restructuring and integration costs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restructuring and integration	$35	$—	$286	$—
On November 2, 2016, the Company announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was substantially completed by December 31, 2016. The Company incurred zero and $0.3 million for the three and nine months ended September 30, 2017, respectively, in restructuring and integration costs associated with this plan related to severance costs for affected employees. The Company expects the remaining $0.2 million accrued restructuring and integration costs as of September 30, 2017 to be paid during the three months ending December 31, 2017. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. No goodwill, intangible assets or other long-lived assets were impaired as a result of the restructuring plan.
19. SUBSEQUENT EVENTS
Sale of Eat24, LLC
On October 10, 2017, the Company completed its sale of all of the outstanding equity interests in Eat24 to the Purchaser pursuant to the Purchase Agreement (see Note 9). Immediately prior to the closing of the Disposition, the Company transferred certain assets to Eat24, which consisted of assets that are material to or necessary for the operation of the Eat24 business that were not then owned by Eat24.
The Company received approximately $251.7 million in cash at closing, representing the $287.5 million purchase price less a $7.0 million estimated working capital adjustment and $28.8 million paid into an escrow account, which will be held for an 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement. The purchase price remains subject to certain customary post-closing adjustments pursuant to the Purchase Agreement. The Company expects to recognize a gain associated with the sale of Eat24. The amount of that gain will be determined once the post-closing adjustments to the purchase price are finalized, and will be recorded during the three month period ending December 31, 2017. The tax impact of the gain will be less than the statutory tax rate due to the utilization of net operating losses and tax credits.
The Company recorded a valuation allowance against all of its U.S. deferred tax assets as of December 31, 2015, which it intends to maintain in full until there is sufficient evidence to support the reversal of all or some portion of the allowance. Based on the Company's earnings for the nine months ended September 30, 2017, anticipated future earnings, and the sale of Eat24, the Company believes there is a reasonable possibility that, within the 12 months following September 30, 2017, sufficient positive evidence may become available to support the reversal of a significant portion of the valuation allowance. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense during the period in which the release is recorded. However, the timing and amount of any valuation allowance release are subject to the level of profitability that the Company is able to achieve. Management will evaluate the Company's ability to realize its net deferred tax assets and the related valuation allowance on a quarterly basis.
Grubhub Partnership
Upon the closing of the Disposition (see Note 9), the Marketing Partnership Agreement (“Partnership Agreement”) entered into by the Company and Purchaser concurrently with the Purchase Agreement became effective. Under the Partnership Agreement, the Company agreed to integrate Grubhub’s restaurant network into the Yelp Platform to allow users of the Company’s website and mobile app to place orders for delivery or pickup through Grubhub’s food-ordering marketplace. The Partnership Agreement has an initial term of five years, and may renew for an additional two years upon the mutual agreement of the Company and Purchaser.

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
Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue to invest for long-term growth in our key strategies:

•
Network Effect. We plan to invest in marketing and product development aimed at both attracting more, and increasing the engagement of, consumers as we look to leverage our brand and benefit from network dynamics in Yelp communities. For example, in August 2017, we agreed to enter into a strategic partnership with Grubhub Holdings Inc., a wholly owned subsidiary of Grubhub Inc. ("Grubhub"), to expand our online ordering capabilities by integrating Grubhub's restaurant network onto the Yelp Platform ("Grubhub Partnership"). When implemented, we expect this integration to provide our users with a wider selection of restaurants and better delivery options, while improving our per-order profitability. The partnership became effective upon the closing of the sale of our Eat24 business to Grubhub on October 10, 2017 and we currently expect to have Grubhub's restaurant network integrated onto the Yelp Platform by mid-2018.

•
Enhance Monetization. We plan to continue to invest in initiatives to enhance our monetization opportunities in the United States and Canada. Initiatives we have invested in, and plan to continue to invest in, include aggressively growing our sales force and broadening our sales strategy, as well as expanding the Yelp Platform and business owner products and tools. For example, in the third quarter of 2017, we began scaling our Yelp WiFi Marketing and Yelp Nowait offerings, contributing to the tripling of other services revenue compared to the third quarter of 2016.

Our overall strategy is to invest for long-term growth. During the remainder of 2017, we expect to continue investing heavily in our sales and marketing efforts by growing our sales force, continuing our advertiser retention efforts and continuing our advertising campaigns, as well as to begin integrating Grubhub's restaurant network onto the Yelp Platform.
As of September 30, 2017, we had 5,281 full-time employees, comprising 5,036 salaried employees and 245 non-salaried support staff, which represents an increase of 16% compared to September 30, 2016. On October 10, 2017, 357 employees who worked primarily on Eat24 transferred their employment to Grubhub in connection with our sale of Eat24.
In July 2017, our board of directors authorized a stock repurchase program under which we may repurchase up to $200 million of our outstanding common stock. We repurchased on the open market and subsequently retired 185,592 shares for an aggregate purchase price of approximately $7.7 million during the three months ended September 30, 2017. We funded these repurchases, and expect to fund any future repurchases under the stock repurchase program, with cash available on our balance sheet.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Eat24, Yelp Reservations, Yelp Nowait, Yelp WiFi Marketing or from our business owner products.
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
As of September 30, 2017, approximately 132.0 million reviews were available on business listing pages, including approximately 31.1 million reviews that were not recommended, after 10.1 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated:

	As of September 30,
	2017	2016

	(in thousands)
Reviews	142,036	115,259
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
We anticipate that our mobile traffic will be the driver of our growth for the foreseeable future.
The following table presents our traffic for the periods indicated:

	Three Months Ended September 30,
	2017	2016

	(in thousands)
Desktop Unique Visitors	83,592	71,409
Mobile Website Unique Visitors	73,508	72,040
App Unique Devices	30,162	24,900
As previously reported, a portion of our desktop traffic, as measured by Google Analytics, since the third quarter of 2016 has been attributable to a single robot. Because the traffic from this robot does not represent valid consumer traffic, we have adjusted the number of desktop unique visitors we are reporting above to remove such traffic to provide greater accuracy and transparency. For additional information, please see the risk factor included under Part II, Item 1A under the heading “We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”
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

	As of September 30,
	2017	2016

	(in thousands)
Claimed Local Business Locations	3,975	3,192
Paying Advertising Accounts
Paying advertising accounts comprise all business accounts from which we recognized advertising revenue in a given three-month period. As with our advertising revenue classification, paying advertising accounts excludes subscription services customers that are not also advertising customers. The following table presents the number of paying advertising accounts during the periods presented:

	Three Months Ended September 30,
	2017	2016

	(in thousands)
Paying Advertising Accounts	155	132

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

EBITDA, adjusted EBITDA and non-GAAP net income have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, EBITDA, adjusted EBITDA and non-GAAP net income should not be viewed as substitutes for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA, adjusted EBITDA and non-GAAP net income do not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA and non-GAAP net income do not consider the potentially dilutive impact of equity-based compensation;

•	EBITDA and adjusted EBITDA do not reflect the impact of valuation allowance recording or release;

•	EBITDA, adjusted EBITDA and non-GAAP net income do not take into account any restructuring costs; and

•	other companies, including companies in our industry, may calculate EBITDA, adjusted EBITDA and non-GAAP net income differently, which reduces their usefulness as comparative measures.
Because of these limitations, you should consider EBITDA, adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including various cash flow metrics, net loss and our other GAAP results. The tables below present reconciliations of net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income, the most directly comparable GAAP financial measure in each case, for each of the periods indicated. Net income (loss) was $7.9 million and $2.1 million in the three months ended September 30, 2017 and 2016, respectively, and $10.7 million and ($12.9 million) in the nine months ended September 30, 2017 and 2016, respectively.
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for income taxes; other income, net; depreciation and amortization; and restructuring and integration costs. EBITDA was $17.5 million and $11.1 million for the three months ended September 30, 2017 and 2016, respectively, and $40.0 million and $12.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and restructuring and integration costs. Adjusted EBITDA was $42.8 million and $33.7 million for the three months ended September 30, 2017 and 2016, respectively, and $115.0 million and $74.8 million for the nine months ended September 30, 2017 and 2016, respectively.
The following is a reconciliation of net income (loss) to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Reconciliation of GAAP net income (loss) to EBITDA and adjusted EBITDA:
GAAP net income (loss)	$7,947	$2,070	$10,724	$(12,933)
Provision for income taxes	232	217	417	385
Other income, net	(1,371)	(327)	(2,933)	(952)
Depreciation and amortization	10,656	9,159	31,470	25,912
Restructuring and integration costs	35	—	286	—
EBITDA	17,499	11,119	39,964	12,412
Stock-based compensation	25,309	22,560	75,007	62,396
Adjusted EBITDA	$42,808	$33,679	$114,971	$74,808

Non-GAAP Net Income
Non-GAAP net income is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: stock-based compensation expense; amortization of intangibles; restructuring and integration costs; and the tax effect of stock-based compensation, amortization of intangibles, restructuring and integration costs and valuation allowance. Non-GAAP net income was $25.4 million and $18.4 million for the three months ended September 30, 2017 and 2016, respectively, and $63.3 million and $36.9 million for the six months ended September 30, 2017 and 2016, respectively. The following is a reconciliation of net income (loss) to non-GAAP net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(in thousands)		(in thousands)
Reconciliation of GAAP net income (loss) to non-GAAP net income:
GAAP net income (loss)	$7,947	$2,070	$10,724	$(12,933)
Stock-based compensation	25,309	22,560	75,007	62,396
Amortization of intangible assets	1,441	1,706	5,719	5,148
Restructuring and integration costs	35	—	286	—
Tax adjustments (1)	(9,327)	(7,927)	(28,454)	(17,723)
Non-GAAP net income	$25,405	$18,409	$63,282	$36,888

(1)	Includes tax effects of stock-based compensation, amortization of intangibles, restructuring and integration, and valuation allowance.

Results of Operations
The following tables set forth our results of operations for the periods indicated as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2017 or any future period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(as a percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising	90%	90%	89%	90%
Transactions	8	9	9	9
Other services	2	1	2	1
Total net revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	9%	8%	9%	9%
Sales and marketing	51	53	52	56
Product development	21	20	20	20
General and administrative	12	13	13	14
Depreciation and amortization	5	5	5	5
Total costs and expenses	98	99	99	104
Income (loss) from operations	2	1	1	(4)
Other income (expense), net	1	—	—	—
Income (loss) before income taxes	3	1	1	(4)
Benefit from (provision for) income taxes	—	—		—
Net income (loss)	3%	1%	1%	(4)%
Three and Nine Months Ended September 30, 2017 and 2016
Net Revenue
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
Transactions. We generate revenue from various transactions with consumers, including through Platform transactions, the sale of Yelp Deals and Gift Certificates and, through the closing of its sale to Grubhub on October 10, 2017, Yelp Eat24.
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
Yelp Eat24 generates revenue through arrangements with restaurants, in which restaurants pay a commission percentage fee on orders placed through the Yelp Eat24 platform, which we record on a net basis. We completed our planned sale of Eat24 to Grubhub on October 10, 2017 and, as a result, will not recognize revenue from Yelp Eat24 as a standalone product after that date. Following the sale, we will earn fees on food orders placed through the Grubhub restaurant network, including Eat24 restaurants, that originate on the Yelp Platform under our Grubhub partnership arrangement. We expect the revenue generated under the

Grubhub arrangement to be lower than the revenue generated by Yelp Eat24 in the near to medium term, particularly before the remainder of the Grubhub restaurant network is fully integrated onto the Yelp Platform, which is currently targeted to occur by mid-2018. Accordingly, we expect our sale of Eat24 will result in a reduction in our transaction services revenue and slowing of our total net revenue growth following the sale.
Other Services. We generate revenue through our Yelp Reservations and Yelp Nowait products, the Yelp WiFi Marketing analytics platform, licensing payments for access to Yelp data through our Yelp Knowledge program and other non-advertising related partnerships.
The following table illustrates the composition of our net revenue for the periods indicated:

	Three Months Ended September 30,		2016 to 2017 % Change	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016		2017	2016

	(in thousands)			(in thousands)
Net revenue by product:
Advertising	$199,595	$168,950	18%	$563,246	$468,695	20%
Transactions	18,524	15,910	16	55,024	45,926	20
Other services	4,261	1,372	211	10,297	3,652	182
Total net revenue	$222,380	$186,232	19%	$628,567	$518,273	21%
Percentage of total net revenue by product:
Advertising	90%	90%		89%	90%
Transactions	8	9		9	9
Other services	2	1		2	1
Total net revenue	100%	100%		100%	100%
Total net revenue increased $36.1 million, or 19%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and $110.3 million, or 21%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Advertising revenue increased $30.6 million, or 18%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and $94.6 million, or 20%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in both periods was due to a significant increase in the number of customers purchasing advertising plans as we expanded our sales force to reach more businesses, as well as to an increase in revenue from existing advertisers. The growth was driven primarily by purchases of cost-per-click advertising and a majority of ad clicks were delivered on mobile in the three and nine months ended September 30, 2017.
Transactions revenue increased $2.6 million, or 16%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and $9.1 million, or 20%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in both periods was primarily the result of increased transactions from Yelp Eat24.
Other services revenue increased $2.9 million, or 211%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and $6.6 million, or 182%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in both periods was primarily due to revenue from Yelp Nowait and Yelp WiFi Marketing, as a result of our acquisitions of Nowait, Inc. ("Nowait") and Turnstyle Analytics Inc. ("Turnstyle") in February and April 2017, respectively, as well as increases in revenue from the Yelp Knowledge programs and Yelp Reservations.
Cost of Revenue
Our cost of revenue consists primarily of credit card processing fees and web hosting costs, as well as salaries, benefits and stock-based compensation expense for our infrastructure teams related to the operation of our website and mobile app. It also includes costs related to confirmation and delivery services associated with Yelp Eat24 as well as video production for our advertisers. Following our sale of Eat24 in October 2017, we expect an initial reduction in our cost of revenue associated with credit card transactions, as well as confirmation and delivery services.

	Three Months Ended September 30,		2016 to 2017 % Change	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016		2017	2016

	(in thousands)			(in thousands)
Cost of revenue	$19,312	$14,594	32%	$54,282	$44,759	21%
Percentage of net revenue	9%	8%		9%	9%
Cost of revenue increased $4.7 million, or 32%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and $9.5 million, or 21%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases in the three and nine months ended September 30, 2017 were primarily attributable to increases in confirmation services and third-party food delivery costs associated with Yelp Eat24 of $1.4 million and $3.7 million, respectively, due to an increased number of transactions. Website infrastructure expense increased $2.1 million and $3.0 million in the three and nine months ended September 30, 2017, respectively. The increase in the three months ended September 30, 2017 was primarily due to website hosting costs, while the increase in the nine months ended September 30, 2017 was due to an increase in employee-related costs associated with employees supporting the hosting of the website, offset by lower server hosting costs achieved from improved pricing from key website hosting vendors. Merchant fees related to credit card transactions increased by $1.0 million and $3.3 million in the three and nine months ended September 30, 2017, respectively, primarily due to growth in advertising and transactions revenue.
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
In connection with our sale of Eat24 to Grubhub in October 2017, we ceased marketing activities related to Yelp Eat24 and 344 Eat24 sales and marketing employees transferred to Grubhub. While we have redeployed the remaining sales employees and resources previously associated with Eat24 within our organization, we expect the Eat24 sale to result in an initial reduction in our sales and marketing expenses. However, we continue to expect our sales and marketing expenses to increase as we expand our communities, increase the number of advertising and subscription accounts and continue to build the Yelp brand in the United States and Canada. We expect the majority of sales and marketing expense increases for the foreseeable future to be related to hiring sales employees, as well as to costs incurred with various third-party media outlets and other advertising channels.

	Three Months Ended September 30,		2016 to 2017 % Change	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016		2017	2016

	(in thousands)			(in thousands)
Sales and marketing	$113,041	$99,274	14%	$327,559	$289,304	13%
Percentage of net revenue	51%	53%		52%	56%
Sales and marketing expenses increased $13.8 million, or 14%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and $38.3 million, or 13%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases in the three and nine months ended September 30, 2017 were primarily attributable to $11.2 million and $30.4 million, respectively, in additional salaries, benefits, travel and other related expenses resulting from increases in headcount, including increases of $0.1 million and $1.1 million, respectively, in stock-based compensation expense, as we expanded our sales organization to take advantage of the market opportunity in the United States and Canada. As a result of ongoing marketing campaigns, marketing and advertising costs increased $3.4 million in the nine months ended September 30, 2017. Marketing and advertising costs in the three months ended September 30, 2017 were consistent with those in the same period in the prior year. In addition, we experienced increases in facilities, insurance, business taxes and other related allocations of $2.6 million and $4.9 million in the three and nine months ended September 30, 2017, respectively, as a result of the increases in headcount.
Product Development

Our product development expenses primarily consist of salaries (including employer payroll taxes), benefits, travel expense and stock-based compensation expense for our engineers, product management and information technology personnel. In addition, product development expenses include outside services and consulting costs, as well as allocated facilities, insurance, business taxes and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives and, as a result, we expect product development expenses to continue to increase for the foreseeable future. Although our sale of Eat24 will reduce our product development expenses associated with the Eat24 product, we have redeployed the associated internal resources elsewhere within our organization and do not expect the sale to have a material impact on our overall product development expenses as a result.

	Three Months Ended September 30,		2016 to 2017 % Change	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016		2017	2016

	(in thousands)			(in thousands)
Product development	$45,834	$36,369	26%	$127,793	$101,689	26%
Percentage of net revenue	21%	20%		20%	20%
Product development expenses increased $9.5 million, or 26%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and $26.1 million, or 26%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases in the three and nine months ended September 30, 2017 were primarily attributable to $8.0 million and $20.7 million, respectively, in additional salaries and benefits expenses associated with increases in headcount, including increases of $2.7 million and $8.7 million, respectively, in stock-based compensation expense (net of capitalized stock-based compensation expense). In addition, we experienced increases in the three and nine months ended September 30, 2017 in facilities, insurance, business taxes and other related allocations of $1.1 million and $4.9 million, respectively, also as a result of the increases in headcount.
General and Administrative
Our general and administrative expenses primarily consist of salaries (including employer payroll taxes), benefits, travel expense and stock-based compensation expense for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include outside consulting, legal and accounting services, as well as facilities, insurance, business taxes and other supporting overhead costs not allocated to other departments. We expect our general and administrative costs to increase for the foreseeable future as we continue to expand our business, and do not expect our sale of Eat24 to have a material impact on our general and administrative costs.

	Three Months Ended September 30,		2016 to 2017 % Change	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016		2017	2016

	(in thousands)			(in thousands)
General and administrative	$26,694	$24,876	7%	$78,969	$70,109	13%
Percentage of net revenue	12%	13%		13%	14%

General and administrative expenses increased $1.8 million, or 7%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and $8.9 million, or 13%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases in the three and nine months ended September 30, 2017 were primarily attributable to $1.1 million and $5.5 million, respectively, in additional salaries, benefits, travel and related expenses associated with increases in headcount, including increases of $1.5 million in stock-based compensation expense for the nine months ended September 30, 2017. Stock-based compensation expense in the three months ended September 30, 2017 was consistent with expense in the same period in the prior year. Bad debt expense remained relatively consistent in the three months ended September 30, 2017 compared to the prior year, decreasing by $0.1 million due to improved collection rates from advertising customers even as advertising revenue increased over the same period. Bad debt expense increased by $1.8 million in the nine months ended September 30, 2017 as a result of lower collection rates from advertising customers, particularly during the three months ended March 31, 2017.
Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs and amortization of purchased intangible assets. We expect depreciation expense to increase for the foreseeable future as we continue to expand our technology infrastructure. Amortization expense is likely to be lower for the foreseeable future as a result of the disposition of intangible assets in our sale of Eat24 to Grubhub in October 2017.

	Three Months Ended September 30,		2016 to 2017 % Change	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016		2017	2016

	(in thousands)			(in thousands)
Depreciation and amortization	$10,656	$9,159	16%	$31,470	$25,912	21%
Percentage of net revenue	5%	5%		5%	5%
Depreciation and amortization expenses increased $1.5 million, or 16%, in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and $5.6 million, or 21%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increases were primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. In the three and nine months ended September 30, 2017, depreciation and amortization expenses related to our fixed assets and capitalized website and software development costs increased $1.8 million and $5.0 million, respectively. In addition, amortization related to our intangibles increased by $0.6 million in the nine months ended September 30, 2017 primarily due to the intangibles acquired in the Nowait and Turnstyle acquisitions. Amortization costs decreased by $0.3 million for the three months ended September 30, 2017, as intangibles associated with the Eat24 asset group held for sale were no longer amortized.
Restructuring and Integration

	Three Months Ended September 30,		2016 to 2017 % Change	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016		2017	2016

	(in thousands)			(in thousands)
Restructuring and integration	$35	$—	N/A	$286	$—	N/A
Percentage of net revenue	0%	0%		0%	0%

On November 2, 2016, we announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was substantially completed by December 31, 2016. We incurred $0.3 million for the nine months ended September 30, 2017, in restructuring and integration costs associated with this plan related to severance costs for affected employees. We expect the remaining $0.2 million accrued restructuring and integration costs as of September 30, 2017 to be paid during the three months ended December 31, 2017. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. No goodwill, intangible assets or other long lived assets were impaired as a result of the restructuring plan.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.

	Three Months Ended September 30,		2016 to 2017 % Change	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016		2017	2016

	(in thousands)			(in thousands)
Other income	$1,371	$327	319%	$2,933	$952	208%
Percentage of net revenue	1%	0%		0%	0%
Other income, net increased by $1.0 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and $2.0 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily driven by increases in interest income earned on marketable investments.

Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax, and the realization of net operating loss carryforwards. Upon the closing of our sale of Eat24 on October 10, 2017, we received approximately $251.7 million in cash. We expect the tax impact on the gain associated with the Eat24 disposition to be less than the statutory tax rate due to the utilization of net operating losses and tax credits.

	Three Months Ended September 30,		2016 to 2017 % Change	Nine Months Ended September 30,		2016 to 2017 % Change
	2017	2016		2017	2016

	(in thousands)			(in thousands)
Provision for income taxes	$(232)	$(217)	7%	$(417)	$(385)	8%
Percentage of net revenue	0%	0%		0%	0%
The tax provision for the three and nine months ended September 30, 2017 and September 30, 2016 remained consistent with the same periods in the prior year.
For the three months ended September 30, 2017, we recognized a tax provision of $0.2 million that primarily consisted of foreign tax provision on year-to-date losses. For the three months ended September 30, 2016, we recognized a tax provision of $0.2 million primarily as a result of an additional tax expense due to increased annual effective tax rate.
For the nine months ended September 30, 2017, we recognized a tax provision of $0.4 million that was primarily the result of foreign tax provision on year-to-date losses as well as discrete expense for federal and state tax amortization of the Company’s indefinite lived intangibles and stock-based compensation. For the nine months ended September 30, 2016, we recognized a tax provision of $0.4 million that primarily consisted of foreign income tax provision on year-to-date pre-tax loss, and discrete expense related to stock-based compensation.
Liquidity and Capital Resources
As of September 30, 2017, we had cash and cash equivalents of $362.4 million. Cash and cash equivalents consist of both cash and money market funds. Our cash held internationally as of September 30, 2017 was $6.5 million. We did not have any outstanding bank loans or credit facilities in place as of September 30, 2017. Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended (“ESPP”). In addition, on October 10, 2017, we completed our planned sale of Eat24 to Grubhub and received $251.7 million in cash at closing, with an additional $28.8 million being held in escrow for an 18-month period after closing to secure our indemnification obligations in connection with the sale.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016

	(in thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property, equipment, and software	$(7,892)	$(17,798)
Depreciation and amortization	31,470	25,912
Cash provided by operating activities	127,961	81,787
Cash used in investing activities	(60,438)	(46,592)
Cash provided by financing activities	21,813	18,055
Operating Activities. We generated $128.0 million of cash from operating activities during the nine months ended September 30, 2017, primarily resulting from our net income of $10.7 million, which included non-cash depreciation and amortization expenses of $31.5 million, non-cash stock-based compensation expense of $75.0 million and non-cash provision for doubtful accounts and sales returns of $13.4 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•	an increase in accounts receivable of $17.0 million due to an increase in billings for advertising plans, as well as the timing of payments from these customers; and

•
an increase in accounts payable, accrued expenses and other liabilities of $15.6 million, primarily driven by an increase in the restaurant payable, accrued vacation and accrued commissions as well as the timing of invoices and payments to cost of revenue- and sales and marketing-related vendors.

We generated $81.8 million of cash in operating activities in the nine months ended September 30, 2016, primarily resulting from our net loss of $12.9 million, which included non-cash depreciation and amortization expenses of $25.9 million, non-cash stock-based compensation expense of $62.4 million and non-cash provision for doubtful accounts and sales returns of $12.1 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•	an increase in accounts receivable of $24.2 million due to an increase in billings for advertising plans, as well as the timing of payments from these customers;

•
an increase in accounts payable, accrued expenses and other liabilities of $13.2 million, primarily driven by an increase in restaurant revenue share liability, accrued vacation and employee related expenses, and the timing of invoices and payments to vendors particularly marketing related; and

•
a decrease in prepaid and other assets of $3.6 million primarily due to the collection of non-trade receivables of $6.3 million, offset by a $2.7 million increase in vendor prepayments and other assets.

Investing Activities. Our primary investing activities in the nine months ended September 30, 2017 consisted of purchases of marketable securities, our acquisitions of Nowait and Turnstyle, purchases of property and equipment to support the ongoing build-out of leasehold improvements for our new facilities in San Francisco and other locations, the purchase of technology hardware to support our growth in headcount and software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development.We used $60.4 million of cash in investing activities during the nine months ended September 30, 2017.
Cash used in investing activities primarily related to purchases of marketable securities of $179.6 million, expenditures related to website and internally developed software of $12.2 million, and purchases of property, equipment and software of $7.9 million to support the growth in our business, as well as our acquisition of Nowait for net cash consideration of $30.8 million, which included intangible assets of $12.7 million, and our acquisition of Turnstyle for net cash consideration of $19.7 million, which included intangible assets of $4.3 million. Cash used in investing activities was offset by the maturity of $191.0 million of investment securities held-to-maturity.
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
Financing Activities. During the nine months ended September 30, 2017 and 2016, we generated $29.6 million and $18.1 million, respectively, in financing activities from the issuance of common stock upon the exercise of stock options and the sale of common stock under the ESPP. Cash provided by financing activities during the nine months ended September 30, 2017 was offset by $7.7 million in repurchases of common stock.
Stock Repurchase Program
In July 2017, our board of directions authorized a stock repurchase program under which we may repurchase up to $200 million of our outstanding common stock. We may purchase shares at our discretion in the open market, privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The program is not subject to any time limit and may be modified, suspended or discontinued at any time. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow and market conditions. During the three months ended September 30, 2017, we repurchased on the open market and subsequently retired approximately 186 thousand shares for an aggregate purchase price of approximately $7.7 million. We funded these repurchases, and expect to fund any future repurchases under the stock repurchase program, with cash available on our balance sheet.
Off Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).
Contractual Obligations
We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2017 to 2029. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of September 30, 2017, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties or purchases of website hosting services. The following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities as of September 30, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(in thousands)
Operating lease obligations	$341,083	$47,523	$103,053	$87,519	$102,988
Purchase obligations	$44,373	$27,972	$16,003	$398	$—
The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of September 30, 2017, our total liability for uncertain tax positions was $0.5 million of the total unrecognized benefit of $13.6 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.
We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of September 30, 2017, our future minimum rental receipts to be received under non-cancelable subleases were $6.8 million.
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
Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of September 30, 2017 would not have a material impact on our cash and cash equivalents portfolio.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits allege violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On November 24, 2015, the court dismissed the first amended complaint with prejudice, and entered judgment in our favor on December 28, 2015. The plaintiffs have appealed this decision to the U.S. Court of Appeals for the Ninth Circuit, which heard the appeal on September 11, 2017. The Ninth Circuit has not yet issued a decision.
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

•
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

•
Increasing Competition. The market for information regarding local businesses is intensely competitive and rapidly changing. If the popularity, usefulness, ease of use, performance and reliability of our products and services do not compare favorably to those of our competitors, traffic may decline.

•
Review Concentration. Our restaurant and shopping categories together accounted for approximately 40% of the businesses that had been reviewed on our platform and approximately 55% of the cumulative reviews as of September 30, 2017. If the high concentration of reviews in these categories generates a perception that our platform is primarily limited to these categories, traffic may not increase or may decline.

•
Our Recommendation Software. If our automated software does not recommend helpful content or recommends unhelpful content, consumers may reduce or stop their use of our platform. While we have designed our technology to avoid recommending content that we believe to be unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful.

•
Content Scraping. From time to time, other companies copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. This may also result in increases to our reported traffic metrics that do not represent increases in consumer usage of our platform. For example, we discovered that a portion of our reported desktop traffic from the third quarter of 2016 through the first quarter of 2017 was attributable to a single robot, which does not represent valid consumer traffic. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

•
Macroeconomic Conditions. Consumer purchases of discretionary items generally decline during recessions and other periods in which disposable income is adversely affected. As a result, adverse economic conditions may impact consumer spending, particularly with respect to local businesses, which in turn could adversely impact the number of consumers visiting our platform.

•
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

We also anticipate that our traffic growth rate will continue to slow over time, and potentially decrease in certain periods, as our business matures and we achieve higher penetration rates. In particular, we have already entered most major geographic markets within the United States and Canada, and we do not expect to pursue expansion in other international markets in the foreseeable future; further expansion in smaller markets may not yield similar results or sustain our growth. That our traffic growth has slowed in recent quarters even as we have expanded our operations is a reflection of this trend. As our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement on our platform. This dependence may increase as the portion of our revenue derived from performance-based advertising increases. A number of factors may negatively affect our user engagement, including if:

•	users engage with other products, services or activities as an alternative to our platform;

•	there is a decrease in the perceived quality of the content contributed by our users;

•	we fail to introduce new and improved products or features, or we introduce new products or features that do not effectively address consumer needs or otherwise alienate consumers;

•	technical or other problems negatively impact the availability and reliability of our platform or otherwise affect the user experience;

•	users have difficulty installing, updating or otherwise accessing our platform as a result of actions by us or third parties that we rely on to distribute our products;

•	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of the advertising we display; and

•	we do not maintain our brand image or our reputation is damaged.
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
In addition, the mobile market remains a rapidly evolving market with which we have limited experience. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as mobile advertising products develop, demand may increase for products that we do not offer or that may alienate our user base. Although we currently deliver ads on both our mobile app and mobile website, with 70% of ad clicks delivered on mobile in the three months ended September 30, 2017, our continued success depends on our efforts to innovate and introduce enhanced mobile solutions. If our efforts to develop compelling mobile advertising products are not successful — as a result of, for example, the difficulties detailed above — advertisers may stop or reduce their advertising with us. At the same time, we must balance advertiser demands against our commitment to prioritizing the quality of user experience over short-term monetization. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. If we are not able to balance these competing considerations successfully, we may not be able to generate meaningful revenue from our mobile products despite the expected growth in mobile usage.
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
In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering, Google + Local, with certain of its products, including search. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for more than half of the visits to our website during the three months ended September 30, 2017, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.
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
Our success in attracting users depends on our ability to provide consumers with the information they seek, which in turn depends on the quantity and quality of the content contributed by our users. We believe that as the depth and breadth of the content on our platform grow, our platform will become more widely known and relevant to broader audiences, thereby attracting new consumers to our service. However, if we are unable to provide consumers with the information they seek, they may stop or reduce their use of our platform, and traffic to our website and on our mobile app will decline. If our user traffic declines, our advertisers may stop or reduce the amount of advertising on our platform and our business could be harmed. Our ability to provide consumers with valuable content may be harmed:

•	if our users do not contribute content that is helpful or reliable;

•	if our users remove content they previously submitted;

•	as a result of user concerns that they may be harassed or sued by the businesses they review, instances of which have occurred in the past and may occur again in the future; and

•	as users increasingly contribute content through our mobile platform, because content contributed through mobile devices tends to be shorter than desktop contributions.
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

•
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

•
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

•
Traffic Quality. The success of our advertising program depends on delivering positive results to our advertising customers. Low-quality or invalid traffic, such as robots, spiders and the mechanical automation of clicking, may be detrimental to our relationships with advertisers and could adversely affect our advertising pricing and revenue. For example, we discovered that, beginning in the third quarter of 2016, a portion of our desktop traffic has been attributable to a single robot. While we do not believe the traffic from this robot represents a material amount of our overall reported traffic or has impacted our ad delivery, our delay in detecting and removing such traffic may harm our reputation among advertisers. Similarly, if we fail to detect and prevent click fraud or other invalid clicks on ads, the affected advertisers may experience or perceive a reduced return on their investments, which could lead to dissatisfaction with our products, refusals to pay, refund demands or withdrawal of future business.

•
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

•
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

As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products. Their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. Small and medium-sized local businesses in particular have historically experienced high failure rates. As a result, we may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, declining advertising budgets, closures and bankruptcies. In addition, an increasing portion of our advertisers have the ability to cancel their ad campaigns at any time, which may negatively impact advertiser retention and our ability to maintain and expand our advertiser base. The negative impact of attrition on our financial results may be greater with respect to advertisers who are billed in arrears, as the vast majority of our advertisers now are, if they fail to make payment on ads that have already been delivered. In addition, our phase out of our brand advertising products, which had been an additional source of revenue for us, may make us more susceptible to fluctuations and attrition from small and medium-sized businesses. To grow our business, we must continually add new advertisers to replace advertisers who choose not to renew their advertising, or who go out of business or otherwise fail to fulfill their advertising contracts with us, which we may not be able to do.
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
*We may acquire other companies or technologies or sell existing business lines or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions or dispositions.
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. For example, in February 2017, we acquired Nowait to obtain waitlist system and seating tool technology and in April 2017, we acquired Turnstyle to obtain a Wi-Fi based marketing tool for customer retention and loyalty. Similarly, we may pursue business strategies that include the sale of one or more of our existing business lines or technologies, as we did with our sale of Eat24 to Grubhub in connection with establishing a long-term partnership with Grubhub. We have limited experience as a company in the complex processes of acquiring and selling businesses and technologies. The pursuit of potential future acquisitions or sales may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing transactions, whether or not they are consummated.
Acquisitions that are consummated could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. The incurrence of debt in particular could result in increased fixed obligations or include covenants or other restrictions that would impede our ability to manage our operations. In addition, any transactions we announce could be viewed negatively by users, businesses or investors. We may also fail to accurately forecast the financial impact of a transaction, including tax and accounting charges.
We may also discover liabilities or deficiencies associated with the companies or assets we acquire that we did not identify in advance, which may result in significant unanticipated costs. For example, in 2015, two lawsuits were filed against us by former Eat24 employees alleging that Eat24 failed to comply with certain labor laws prior to the acquisition. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In the case of any business or assets that we sell, the buyer may identify liabilities or deficiencies that were previously unknown to us. We may be obligated to indemnify the buyer for such liabilities or deficiencies, which may result in unanticipated costs that significantly reduce the purchase price we receive for the business or assets. For example, we agreed to indemnify Grubhub and certain related parties against certain losses arising out of Grubhub's purchase of Eat24, including, but not limited to, any breach or inaccuracy of any representation or warranty made by us or Eat24 in the purchase agreement. While Grubhub's right to recover for many claims is limited to the portion of the purchase price being held in escrow, certain claims are only capped at the total purchase price.
In order to realize the expected benefits and synergies of any transaction that is consummated, we must meet a number of significant challenges that may create unforeseen operating difficulties and expenditures, including:

•	integrating operations, strategies, services, sites and technologies of an acquired company;

•	managing the post-transaction business effectively;

•	retaining and assimilating the employees of an acquired company;

•	retaining our remaining employees following the disposition of a business;

•	retaining existing customers and strategic partners, and minimizing disruption to existing relationships, as a result of any integration of new personnel or departure of existing personnel;

•	difficulties in the assimilation of corporate cultures;

•	implementing and retaining uniform standards, controls, procedures, policies and information systems; and

•	addressing risks related to the business of an acquired company that may continue to impact the business following the acquisition.
Any inability to integrate services, sites and technologies, operations or personnel in the case of an acquisition, or to transfer or transition services, sites and technologies, operations or personnel in the case of a disposition, in an efficient and timely manner could harm our results of operations. Transition activities for both acquisitions and dispositions are complex and require significant time and resources, and we may not manage the process successfully, particularly if we are managing multiple integrations or transitions concurrently, as was the case with Nowait and Turnstyle. For example, we agreed to provide Grubhub with transition services following the closing of our sale of Eat24, which will require resources and management attention that would otherwise be available for other aspects of our business operations; if we do not provide these services at the level or on the timing agreed upon, we may be liable to Grubhub. Our ability to integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience. For example, Turnstyle operates a business that is new to us, and we are in the early stages of developing the structures and expertise needed to support this business. We plan to invest resources to support this and any future acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. Even if we are able to integrate the operations of any acquired company or transfer the operations of any business we sell successfully, we may not realize the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the transaction, or we may not achieve these benefits within a reasonable period of time.
*We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships could harm our business.
We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing and administrative software solutions. We also rely on partners for various transactions available through the Yelp Platform, including Booker for spa and salon appointments, Locu for menu data, BloomNation for flower deliveries and, beginning in October 2017, Grubhub for food-ordering services, among others. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. The integration of the remainder of Grubhub's restaurant network onto the Yelp Platform, in particular, may require significant time, resources and expense, and may divert the attention of our management and employees from other aspects of our business operations. Any delays in completing the Grubhub partnership integration may increase the amount of resources we devote to it, which could adversely affect our business. Once integrated, there can be no assurance that we will be able to realize the intended benefits of the Grubhub partnership.
It is possible that these third-party providers and strategic partners may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to our partners in particular, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, our entry into the online reservations space with our acquisition of SeatMe, Inc. in 2013 put us in competition with OpenTable, which led to the end of our partnership in 2015. Our focus on integrating additional partners to expand the Yelp Platform may exacerbate this risk. If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or similar services. We have had, and may in the future have, disagreements or disputes with our partners about our respective contractual obligations, which could result in legal proceedings or negatively affect our brand and reputation.
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
Despite these efforts, we cannot guarantee that each of the 100.9 million reviews on our platform that had been recommended and that had not been removed as of September 30, 2017 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.
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
We have experienced rapid growth in our headcount and operations, including through our acquisitions of other businesses, such as Nowait and Turnstyle in February 2017 and April 2017, respectively, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years; to manage the expected growth of our operations, we will need to continue to increase the productivity of our current employees and hire, train and manage new employees. In particular, we intend to continue to make substantial investments in our engineering organization as well as our U.S. and Canadian sales and marketing organizations. As a result, we must effectively integrate, develop and motivate a large number of new employees, including employees from any acquired businesses, while maintaining the beneficial aspects of our company culture.
As our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, increases in headcount and cost levels. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. For example, it may take time for our sales, account management and other organizations to adapt to selling and supporting advertising contracts with flexible cancellation terms, which we are increasingly offering. Similarly, any significant changes to the way we structure compensation of our sales organization may be disruptive and may affect our ability to generate revenue.
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
Since our inception, we have incurred significant operating losses and, as of September 30, 2017, we had an accumulated deficit of approximately $67.2 million. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $713.1 million in 2016, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. While our decision to focus our sales and marketing resources primarily on the United States and Canada may result in some cost savings, they also limit the markets from which we generate revenue and our ability to expand internationally in the future. Similarly, our sale of Eat24 will result in some cost savings, but will also result in a substantial reduction in our revenue, which will not be fully offset by revenue from our Grubhub partnership. We cannot predict the impact of these plans on our long-term prospects or the impact that fully outsourcing food ordering on our platform may have on our brand and reputation.
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize from time to time, as an indication of our future performance. Historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

•	sales and marketing;

•	our technology infrastructure;

•	product and feature development;

•	market development efforts;

•	strategic opportunities, including commercial relationships and acquisitions;

•	our stock repurchase program; and

•	general administration, including legal and accounting expenses related to being a public company.
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

•
attract and retain new advertising clients, many of which may have limited or no online advertising experience, which may become more difficult as an increasing portion of our advertisers have the ability to cancel their advertising plans at any time;

•
forecast revenue and adjusted EBITDA accurately, which is made more difficult by the large percentage of our revenue derived from performance-based advertising and the flexible cancellation terms we are increasingly offering, as well as appropriately estimate and plan our expenses;

•	continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;

•	effectively monetize our mobile products as usage continues to migrate toward mobile devices;

•	successfully compete with existing and future providers of other forms of offline and online advertising;

•	successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;

•	successfully manage our growth;

•	successfully develop and deploy new features and products;

•	manage and integrate successfully any acquisitions of businesses, solutions or technologies, such as Nowait and Turnstyle;

•	avoid interruptions or disruptions in our service or slower than expected load times;

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

•	hire, integrate and retain talented sales and other personnel;

•	effectively manage rapid growth in our sales force, other personnel and operations; and

•	effectively identify, engage and manage third-party partners and service providers.
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

Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:

•	changes in the products we offer, such as our sale of Eat24 and the related long-term partnership with Grubhub;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	changes in the markets in which we operate, such as the wind down of our international sales and marketing operations to focus on our core markets of the United States and Canada;

•	cyclicality and seasonality, which may become more pronounced as our growth rate slows;

•	the effects of changes in search engine placement and prominence;

•	the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as laws impacting Internet neutrality;

•	the success of our sales and marketing efforts;

•	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;

•	interruptions in service and any related impact on our reputation;

•	changes in advertiser budgets or the market acceptance of online advertising solutions;

•	changes in consumer behavior with respect to local businesses;

•	changes in our tax rates or exposure to additional tax liabilities;

•	the impact of macroeconomic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses; and

•	the effects of natural or man-made catastrophic events.
*Our reported financial results may be adversely affected by new accounting pronouncements or changes in existing accounting standards and practices.
We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”). These accounting principles are subject to interpretation or changes by the Financial Accounting Standards Board (“FASB”) and the SEC. New accounting pronouncements and varying interpretations of accounting standards and practices have occurred in the past and are expected to occur in the future. New accounting pronouncements or a change in the interpretation of existing accounting standards or practices may have a significant effect on our reported financial results. In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which will supersede existing revenue guidance under GAAP and which we will adopt on January 1, 2018. The new guidance requires companies to recognize revenue when they transfer promised goods or services to customers, in an amount that reflects the consideration that the company expects to be entitled to in exchange for such goods or services. We are still in the process of evaluating the impact of the new revenue standard; however, we do not expect that this guidance will have a material impact on our consolidated financial statements, with the exception of contract acquisition costs, which will be deferred and amortized over the expected life of the contract rather than recognized in the period in which they are incurred. Refer to Note 1 of our condensed consolidated financial statements for additional information on the new guidance and its potential impact on us.
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
*We may require additional capital to support business growth, and such capital might not be available on acceptable terms, if at all.
We intend to continue to invest in our business and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. In addition, in July 2017, our board of directors authorized the repurchase of up to $200 million of our common stock. As a result, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any future debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be harmed.
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
*Our business and results of operations may be harmed if we are deemed responsible for the collection and remittance of state sales taxes for restaurants on the Yelp Platform.
If we are deemed an agent for the restaurants on the Yelp Platform under state tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states. It is possible that one or more states could seek to impose sales, use or other tax collection obligations on us with regard to such food sales. These taxes may be applicable to past sales, including sales completed through Yelp Eat24 prior to its sale, for which we may have indemnification obligations to Grubhub. A successful assertion that we should be collecting additional sales, use or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which would harm our business and results of operations.
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
In addition, certain of our key metrics — the number of our desktop unique visitors and mobile website unique visitors — are calculated relying on data from third parties. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges to continue to occur, and potentially to increase as our traffic grows. For example, we discovered that a portion of our desktop traffic, as measured by Google Analytics, since the third quarter of 2016 has been attributable to a single robot. Because the traffic from this robot does not represent valid consumer traffic, we determined that our reported desktop unique visitors metric for the third quarter of 2016, fourth quarter of 2016 and first quarter of 2017 were overstated, and have adjusted them to provide greater accuracy and transparency. Our reported number of desktop unique visitors for subsequent periods also reflect adjustments to the numbers provided by Google Analytics to account for this robot, and we expect to continue to make similar adjustments in the future if we determine that our traffic metrics are materially impacted by robot or other invalid traffic.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2016, our common stock’s daily closing price ranged from $15.23 to $42.16, and was $46.72 on October 31, 2017. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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

•	announcements of changes in strategy, such as the announcement of our plan to wind down our international sales and marketing operations to focus on our core U.S. and Canadian markets;

•	announcements of technological innovations or new offerings by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	additions or departures of key personnel;

•
actions of securities analysts who cover our company, such as publishing research or forecasts about our business (and our performance against such forecasts), changing the rating of our common stock or ceasing coverage of our company;

•	investor sentiment with respect to our competitors, business partners and industry in general;

•	reporting on our business by the financial media, including television, radio and press reports and blogs;

•	fluctuations in the value of companies perceived by investors to be comparable to us;

•	changes in the way we measure our key metrics;

•	sales of our common stock;

•	changes in laws or regulations applicable to our solutions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions such as recessions or interest rate changes.
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
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

•
require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our amended and restated certificate of incorporation.

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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2017, we had 82,741,466 shares of common stock outstanding.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our share repurchase activity for the three months ended September 30, 2017 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Weighted-Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 - July 31, 2017	—	—	—	$200,000
August 1 - August 31, 2017	186	41.72	186	$192,253
September 1 - September 30, 2017	—	—	—	$192,253

(1)
On July 31, 2017, our board of directors authorized a stock repurchase program under which we may repurchase up to $200 million of our outstanding common stock, which we commenced in August 2017 and does not have an expiration date. The timing of and number of shares repurchased depend on a variety of factors, including liquidity, cash flow and market conditions. See "Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report for further details.

(2)	Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 28, 2017, by and among Yelp Inc., Nowait, Inc., Beagle Acquisition Corp. and Shareholder Representative Services LLC, as Stockholders’ Agent.	8-K	001-35444	2.1	3/6/2017
2.2	Share Purchase Agreement, dated April 3, 2017, by and among Yelp Inc., 10036773 Canada Inc., Turnstyle Analytics Inc., the shareholders of Turnstyle Analytics Inc., the vested option holders of Turnstyle Analytics Inc., 500 Startups IV, L.P. and Fortis Advisors LLC, as Securityholders’ Agent.	8-K	001-35444	2.1	4/7/2016
2.3	Unit Purchase Agreement, dated as of August 3, 2017, by and among Yelp Inc., Eat24, LLC, Grubhub Inc. and Grubhub Holdings Inc.	10-Q	001-35444	2.3	8/9/2017
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

YELP INC.
Date: November 3, 2017	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)