Form 10-K
period 2017-12-31
YELP INC
filed 2018-02-28
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,335,398,905 as of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange LLC reported for June 30, 2017. Excludes an aggregate of 3,958,230 shares of the registrant’s common stock held by officers, directors, affiliated stockholders and The Yelp Foundation as of June 30, 2017. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2017, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2017. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 20, 2018, there were 83,474,973 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2017 ANNUAL REPORT ON FORM 10-K
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Eat24, Yelp Reservations, Yelp Nowait, Yelp WiFi Marketing or from our business owner products.
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

ii

PART I
Item 1. Business.
Company Overview
Yelp is the leading local business review site in the United States, offering consumers unmatched local business information and businesses a variety of opportunities to connect with purchase-intent driven consumers. Our mission is to connect consumers with great local businesses of all sizes and to provide a convenient platform for each stage of their interaction, from discovery and engagement through the completion of a transaction and beyond:

•
Content. Yelp brings “word of mouth” online through consumer reviews, tips, photos and videos that share their everyday business experiences. Business representatives are also able to provide information about their businesses and respond to reviews, among other things, by registering for a free account and “claiming” the business listing page for each of their locations. As of December 31, 2017, consumers had contributed approximately 148.3 million cumulative reviews of almost every type of local business, and business representatives had claimed approximately 4.2 million business listing pages on Yelp. These contributions drive a powerful network effect whereby the expanded content draws in more consumers (and more prospective contributors), which in turn improves the value proposition of our products to local businesses.

•
Discovery. Each day, millions of consumers take advantage of our wide-ranging content in their search for great local businesses by visiting Yelp's website and mobile app, as well as through third-party services like Apple’s Siri and Amazon’s Alexa personal assistant programs, which access Yelp content to respond to local search queries. Businesses that want to promote themselves to our large audience of purchase-intent driven consumers can pay for premium services such as targeted search advertising and further enhancements to their business listing pages.

•
Engagement. Yelp provides multiple channels for consumers and businesses to engage directly with each other. In addition to writing and responding to reviews, consumers and businesses can communicate through our Request-A-Quote and Message the Business features. We also facilitate consumer engagement with businesses in our restaurants and nightlife categories through Yelp Reservations, our online reservations product, and Yelp Nowait, the waitlist system we acquired in February 2017, which allows consumers to check wait times at restaurants and join waitlists remotely. Our Yelp WiFi Marketing product, which we acquired in April 2017, allows businesses to connect with their customers by offering them access to a free in-store wifi network.

•
Transactions. The Yelp Platform allows consumers to transact with local businesses directly through our website and mobile app, primarily through integrations with partners ranging from RepairPal (auto repair booking), to GolfNow (tee time booking), to BloomNation (flower ordering). Online food ordering constitutes the largest category of transactions by revenue and volume on the Yelp Platform and is currently available through partners including Eat24, which we sold to Grubhub Holdings Inc., a wholly-owned subsidiary of Grubhub Inc. (“Grubhub”), in October 2017. Concurrently with the closing of our sale of Eat24, we entered into a strategic partnership with Grubhub to expand our online ordering capabilities by integrating Grubhub’s restaurant network onto the Yelp Platform.

•
Retention and Analytics. In addition to being a point of engagement between consumers and businesses, our Yelp WiFi Marketing product includes an analytics platform that provides wifi as a digital marketing tool to retain and reward customers. The Yelp Cash Back program, which allows consumers receive up to 10% cash back when they shop at participating businesses, provides another tool for businesses to attract and retain loyal customers. We also offer business owners local analytics and insights based on our historical data and other proprietary content through our Yelp Knowledge program, as well as tools to measure the effectiveness of our products, including reporting and advertising-management features, through the Yelp for Business Owners app.

We generate revenue primarily from the sale of advertising on our website and mobile app to businesses and, to a lesser extent, from fees on transactions completed on our platform and subscription fees for our non-advertising products. During the year ended December 31, 2017, we generated net revenue of $846.8 million, representing 19% growth over 2016, net income of $152.9 million, which includes a pre-tax gain of $164.8 million on the sale of Eat24, and adjusted EBITDA of $156.6 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” in this Annual Report.
Our Products and Services

Advertising
We provide a range of free and paid advertising products to businesses of all sizes, including the ability to deliver targeted search advertising to large local audiences through our website and mobile app. As in past years, advertising accounted for the vast majority of our revenue during the year ended December 31, 2017, accounting for 91% of our revenue, as compared to approximately 90% for the year ended December 31, 2016 and approximately 86% for the year ended December 31, 2015. We recognize revenue from our business listing and advertising products, including advertising sold by partners, as advertising revenue.

Free Online Business Account
We enable businesses to create a free online business account and claim the listing page for each of their business locations. With their free business accounts, businesses can view trends (e.g. statistics and charts of the performance of their pages on our platform), use the Revenue Estimator tool (e.g. to quantify the revenue opportunity Yelp provides), message customers (e.g. by replying to messages or reviews either publicly or directly), update listing information (e.g. address, hours of operation) and offer Yelp Deals and Gift Certificates (as described below).

Branded Profile
Our Branded Profile product provides businesses with access to premium features in connection with their business listing pages, such as the ability to update listing information and select photos or videos to highlight on the page through a slideshow feature. Businesses can also promote a desired transaction of their choosing — such as scheduling an appointment or printing a coupon — directly on their business listing pages with our Call to Action feature. This feature transfers consumers from a business’s listing page to the business’s own website to complete the action. Account support is available via phone and email for businesses that purchase a Branded Profile program.

Enhanced Profile
In addition to providing businesses with the same premium features and support options as our Branded Profile product, our Enhanced Profile product restricts how ads from other businesses appear on the their business listing pages.

Search and Other Ads
We allow businesses to promote themselves as a sponsored search result on our platform, on the listing pages of related businesses and as suggested “additional businesses” for consumers using our Request-A-Quote feature. We now sell ads primarily on a per-click basis, though we also offer impression-based ads.

Ad Resales
We also generate revenue through the resale of our advertising products by certain agencies and partners, such as DexYP, as well as monetization of remnant advertising inventory through third-party ad networks.

Transactions
In addition to our advertising products, we also offer several features and consumer-interactive tools to facilitate transactions between consumers and the local businesses they find on Yelp. We recognize revenue from these sources on a net basis as transactions revenue.

Yelp Platform
The Yelp Platform allows consumers to transact with businesses directly on our website or mobile app through partner integrations. Consumers can order flowers, purchase event tickets, and book spa and salon appointments, among many other transaction opportunities, all without leaving Yelp.

Eat24 and the Grubhub Partnership
Prior to our sale of Eat24 to Grubhub on October 10, 2017, we generated revenue from our Yelp Eat24 business through arrangements with restaurants in which restaurants paid a commission percentage fee on orders placed through the Yelp Eat24 platform. Following the sale, Eat24’s restaurant network remains integrated on the Yelp Platform and, pursuant to our strategic partnership, we are currently integrating Grubhub’s restaurant network, which we expect to be complete by mid-2018. When implemented, we expect this partnership to provide consumers with a wider selection of restaurants and better delivery options, while improving our per-order profitability.

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
As of December 31, 2017, approximately 4,500 restaurants nationwide were bookable through Yelp Reservations.

Yelp Nowait
Yelp Nowait is a subscription-based waitlist management solution that allows consumers to check wait times and join waitlists remotely and businesses to efficiently manage seating and server rotation. As with Yelp Reservations, Yelp Nowait is available directly on business listing pages.

Yelp WiFi Marketing
Our Yelp WiFi Marketing product provides businesses with the ability to create easy on-premises wifi access for customers, advertise products on the wifi log-in page, and collect contact and social media information from customers who access wifi for use in marketing campaigns. We offer this product as a monthly subscription service.

Yelp Knowledge
Through partnerships with companies such as Sprinklr, InMoment and Chatmeter, our Yelp Knowledge program offers business owners local analytics and insights through access to our historical data and other proprietary content. Our Yelp Knowledge partners pay us program fees for access to Yelp Knowledge content.

Other Partnerships	Other non-advertising partner arrangements include content licensing and allowing third-party data providers to update and manage business listing information on behalf of businesses.
Brand Advertising
Through the end of 2015, we also offered advertising solutions for national brands in the form of display advertisements and brand sponsorships. We phased out these products over the second half of 2015 and redeployed the associated internal resources elsewhere within our organization. We recognized revenue from these products as brand revenue through the end of 2015.
Revenue by Product
The following table provides a breakdown of our revenue by product for the years indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net revenue by product:
Advertising	$771,644	$645,241	$471,416
Transactions	60,251	62,495	43,854
Other services	14,918	5,333	3,429
Brand advertising	—	—	31,012
Total net revenue	$846,813	$713,069	$549,711
Consumer Engagement
At the heart of our business are the vibrant communities of contributors that contribute the content on our platform. These contributors provide rich, firsthand information about local businesses in the form of reviews and ratings, tips, photos and videos. Each review, tip, photo and video expands the breadth and depth of the content on our platform, which drives a powerful network effect: the expanded content draws in more consumers and more prospective contributors. Although measures of our content (including our cumulative review metric) and traffic (including our desktop and mobile unique visitors and app unique device metrics) do not factor directly into the advertising arrangements we have with our advertising customers, this network effect underpins our ability to deliver clicks and ad impressions to advertisers. Increases in these metrics improve our value proposition to local businesses as they seek easy-to-use and effective advertising solutions.
Community Management
For the above reasons, we foster and support communities of contributors and make the consumer experience our highest priority. We have a team of Community Managers and Community Ambassadors based across the United States and Canada whose primary goals are to support and grow their local communities of contributors, raise brand awareness and engage with their surrounding communities through:

•	planning and executing fun and engaging events for the community, such as parties, outings and activities at restaurants, museums, hotels and other local places of interest;

•	getting to know community members and helping them get to know one another to foster an offline community experience that can be transferred online;

•	promoting Yelp, including guest appearances on local television and radio, and at local events such as concerts and street fairs; and

•	writing weekly e-mail newsletters to share information with the community about local businesses, events and activities.

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
In general, the communities we entered into earlier are more populous than those we entered into later, and we have already entered many of the largest cities in the United States and Canada. For these and other reasons, launching additional communities may not yield results similar to those of our existing communities. As a result, we continue to believe that development of our existing communities currently provides the greatest opportunity for growth, and plan to focus our community development efforts on existing communities in 2018.
Reviews
As of December 31, 2017, our communities had contributed approximately 148.3 million cumulative reviews of almost every type of local business. Of the approximately 148.3 million cumulative reviews our contributors had submitted through December 31, 2017, approximately 106.1 million were recommended and available on business listing pages; approximately 31.7 million were not recommended and available on secondary pages; and approximately 10.6 million had been removed from our platform.

Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended because they provide additional perspectives and information on reviewed businesses, as well as transparency of the efficacy of our automated recommendation software.
The reviews contributed to our platform cover a wide set of local business categories, including restaurants, shopping, beauty and fitness, arts, entertainment and events, home and local services, health, nightlife, travel and hotel, auto and other categories. In the charts below, we highlight the breakdown by category of local businesses that have received reviews on our platform and the breakdown by category of the cumulative reviews contributed to our platform through December 31, 2017.

(1)
The above chart provides a breakdown of the categories of businesses that had received reviews that were available on our platform — i.e., including reviews that were recommended or not recommended, but not including reviews that had been removed from our platform — as of December 31, 2017, including some businesses that had received only reviews that were not recommended. The categories reflect Yelp's category definitions as of December 31, 2017.

(2)
The above chart provides a breakdown of our cumulative reviews as of December 31, 2017, including reviews that had been removed from our platform. The categories of the businesses associated with these reviews reflect Yelp's category definitions as of December 31, 2017.

We believe that the concentration of reviews in the restaurant and shopping categories in particular is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. The top five industry categories accounted for an aggregate of 77% of our advertising revenue (excluding advertising sold by partners) for the quarter ended December 31, 2017, broken down as follows: Home & Local Services, 31%; Restaurants, 14%; Beauty & Fitness, 12%; Health, 11%; and Shopping, 9%.
Our Strategy
Our strategy looks to leverage our competitive advantages — our brand, our content and the network dynamics in Yelp communities — to increase the value we provide to consumers and businesses, while continuing to drive efficiency in our business model:
Consumers
Consumers drive the network dynamics on which our value proposition is based: growing consumer traffic and content contribution further benefits consumers and underpins our ability to create value for businesses through our products and services. For this reason, we believe that our approach of making the consumer experience our highest priority has been essential to our success in attracting users with low acquisition costs, and remain committed to this approach by:

•
Fostering Yelp Communities. While organic growth driven by our community development efforts, as described above, continues to be the primary driver of our traffic, we will continue investing in marketing in 2018 to leverage our brand and help fuel the network dynamics on our platform. As in 2017, we expect to focus our advertising budget on performance advertising with the goal of increasing consumer usage of our mobile app, among others. We will also look to provide additional, and refine existing, in-app messaging opportunities and social features to better facilitate sharing content on our platform.

•
Maintaining and Enhancing Our High-Quality Content. Consumer trust in our content is essential to our business, and we will continue our consumer protection efforts to maintain and enhance the quality of our content. In 2017, for example, we increased our efforts to discourage business owners from soliciting reviews to help ensure that consumers have access to unbiased content on our platform. We also expanded the public health information available on our platform by partnering with the California Health Care Foundation and Cal Hospital Compare to display maternity care measures for the approximately 250 hospitals that deliver babies in California, and made information on businesses with gender neutral bathrooms available.

•
Designing Features with Consumers in Mind. By continuing to develop a feature-rich platform for consumers and leveraging consumer trends in use of our platform, we believe we can increase the number of visits and searches per user. For example, in 2017, we expanded our product offerings in food and restaurants, the categories on our platform that receive the most traffic, through our acquisition of a remote waitlist system in Yelp Nowait and our strategic partnership with Grubhub, which, when fully implemented, we expect to increase the number of order-enabled restaurants available to consumers on the Yelp Platform from approximately 42,000 to approximately 80,000. We also plan to continue to invest in developing our mobile platform, and our mobile app in particular, to take advantage of the growing number of consumers accessing Yelp through their mobile devices. For example, we redesigned our mobile business listing pages in 2017 to better showcase photos, which consumers are increasingly viewing.

Businesses

Our business depends on our ability to maintain and expand our customer base. To do so, we must convince existing and prospective customers alike that our products offer a material benefit to their businesses by:

•
Expanding Our Portfolio of Products. We believe that offering business owners compelling products and comprehensive tools to engage with customers will encourage businesses to use our services. We plan to continue to grow and develop products and partner arrangements that provide incremental value to our advertisers and business partners to encourage them to increase their budgets allocated to our platform and otherwise integrate their product offerings with Yelp. For example, as a result of our 2017 acquisition of Turnstyle Analytics Inc. ("Turnstyle"), we now offer businesses location-based marketing and analytics to help them attract, retain and reward customers. We also introduced our Yelp Cash Back program in 2017 to provide businesses with another tool to attract and retain loyal customers.

•
Enhancing Our Existing Product Offerings. We are also working to continue expanding and improving our existing product offerings to increase their value to our business customers. In 2017, for example, we began offering our advertisers the ability to start and stop their campaigns at any time, began offering advertisers more options to customize their ads, expanded the availability of our Request-A-Quote feature and upgraded our Yelp Reservations product with improvements to the floor view for restaurant management. In addition, we partnered with companies like Inmoment and Yext, among others, to expand our Yelp Knowledge program and offer businesses local analytics and insights based on historical Yelp data.

•
Enabling Connections. As we explore opportunities to monetize our products, we must balance customer demands against our commitment to providing a good user experience; we will not incorporate products or features that we believe may excessively degrade the consumer experience and potentially alienate users, even if they might result in increased short-term monetization. We believe that investing in products that facilitate connections between businesses and consumers — as distinct from advertising products, which are more likely to be disruptive to consumers — provides a significant opportunity to balance these competing considerations successfully. For example, we believe the continued expansion of our transaction, messaging and customer retention offerings will not only drive further consumer engagement, but also attract additional business customers. To that end, in 2017, we expanded Request-A-Quote, resulting in the volume of requests more than doubling in 2017 compared to 2016, acquired and began scaling our Yelp WiFi Marketing and Yelp Nowait products and launched our Yelp Cash Back program. By the end of 2017, nearly 14,000 businesses were connected to Yelp Reservations, Yelp Nowait or Yelp WiFi Marketing, and we plan to increase our investment in these products in 2018 to strengthen our competitive position in the Restaurants category. While we expect that our advertising products will continue to drive the vast majority of our revenue for the foreseeable future, we believe tools like these will be increasingly important over the long term.

•
Communicating Our Value. Our ability to compete effectively for our customers’ budgets depends on their perceptions regarding our platform and products, particularly regarding their ability to generate a competitive return relative to other alternatives. For example, we plan to continue to develop and refine comprehensive business owner tools to measure the effectiveness of our products, including the advertising-management features for our Yelp for Business Owners app. We will also continue our local business outreach efforts, including educating local businesses on how Yelp provides value to them. In addition, we expect that the transactions and other types of connections we are investing in, as described above, will also allow business owners to attribute customer leads to Yelp more clearly than ad clicks.

Operating Efficiencies
Our success depends on our ability to maintain adequate revenue growth while effectively managing our expenses through strategies including:

•
Improving Sales Performance. Our core strength is our advertising business, which has a significant and growing base of revenue. In addition to increasing sales headcount in this business, we also plan to continue pursuing initiatives to increase sales force performance. For example, our sales force recently began selling the flexible-term contracts already available to our self-serve customers, which we believe will result in a more efficient sales process and improved productivity. In 2017, we began utilizing machine learning to help sales team members choose the most promising customer leads to contact. We also adjusted the standard compensation package offered to incoming sales representatives to help address employee turnover and increase the average tenure of sales representatives. Because more tenured sales representatives are generally more successful than less tenured representatives, we believe this and other retention efforts help improve overall sales performance.

•
Broadening Our Sales Strategy. While we will continue to invest in sales resources, we are also pursuing a broader sales strategy to address the revenue opportunity from existing customers and new advertisers. For example, in 2017, we continued to expand our customer success team (previously referred to as our account management team), which led to improved revenue retention rates in 2017 compared to 2016. We also plan to continue investing in evolving sales channels, such as our self-serve advertising channel and partnerships with select marketing agencies and resellers that provide large and medium-sized advertisers with greater access to our products. The convenience and flexible contract term lengths of our self-serve channel helped increase revenue from this channel by nearly 50% in the fourth quarter of 2017 compared to the same period in 2016. We plan to build on these developments in 2018 by extending the flexibility of our self-serve ad campaigns to our full-service advertising customers.

•
Maintaining a Rational Approach to Product, Business and Corporate Development. Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, consumer and advertiser demands, and competitive pressures. We may accomplish this through internal development efforts, entering into partnerships with third parties, or the acquisition of complementary businesses or technologies, and choosing the most efficient method will be critical to managing our expenses effectively. In 2017, for example, we disposed of our Yelp Eat24 food ordering business and entered into a long-term, strategic partnership with Grubhub in its place, which we believe will improve our per-order profitability in addition to providing significantly more options to consumers when fully implemented. By contrast, we elected to acquire Nowait, Inc. ("Nowait") instead of continuing our partnership arrangement with it based on our determination that the expected benefits of fully integrating and scaling its waitlist system outweighed the more limited benefits available through the partnership arrangement.

•
Investing in High-Monetization Categories. Although our Restaurants category receives more traffic than any other category, our most highly monetized and fastest growing revenue categories are Home & Local Services, Automotive and Health, where businesses tend to engage in higher margin and higher dollar value transactions. We plan to continue investing in products and features that help draw users of our highly trafficked categories to our highly monetized categories, such as our Request-A-Quote feature, which consumers were using to generate more than one million requests each month as of December 31, 2017. While Request-A-Quote is currently generating revenue as inventory for our existing advertising products, we are also exploring new ways to monetize this feature that better reflect the value of these high-converting leads.

Sales

We sell our products directly through our sales force, indirectly through partners and online through our website. Our sales force consisted of 3,400 employees as of December 31, 2017 and is located across our offices in San Francisco, California; Scottsdale, Arizona; New York, New York; Chicago, Illinois; Washington, D.C.; and Toronto, Ontario. From 2012 to 2016, we also had sales operations in Europe, including in Dublin, Ireland and Hamburg, Germany. In the fourth quarter of 2016, however, we wound down our sales activities in markets outside the United States and Canada, where we believe the long-term return on continued investment to be lower than opportunities for Yelp within our core markets.

Direct Sales. A large majority of our sales force — 3,300 employees as of December 31, 2017 — is dedicated to selling our advertising products, with a significantly smaller component responsible for selling Yelp WiFi Marketing, Yelp Reservations and Yelp Nowait products. Our sales force primarily sells cost-per-click advertising; only a small percentage of ads continue to be impression-based. Sales representatives are primarily responsible for generating qualified sales leads by identifying and contacting businesses through direct engagement, direct marketing campaigns and weekly e-mails to claimed local businesses. Our direct sales force is focused on increasing revenue by adding new customers, and sales representatives are typically compensated on the basis of advertising sold in a given period.
Sales Partnerships. Since 2014, we have allowed our partners, such as DexYP, to sell certain of our advertising products as part of a package with their own advertising products to their advertiser bases. The products covered by these arrangements include our enhanced profile and cost-per-click advertising. We continue to explore additional partnerships for the sale or bundling of our products, as well as with select marketing agencies.
Self-Serve Ads. Our online, or self-serve, sales channel allows businesses to purchase advertising solutions directly from our website. Businesses can purchase performance-based cost-per-click sponsored search advertising directly through this channel. The convenience and flexible terms of our self-serve sales channel helped us attract thousands of new advertisers in 2017, and we are continuing to test approaches to this sales channel, including by offering advertisers more options to customize their ads.
Customer Success. While the focus of our sales force has historically been on adding new customers, we also see opportunity to deepen our relationships with existing customers. To this end, our customer success team supports existing business advertisers through account management, cross-selling and retention initiatives. In 2017, we grew our customer success team and focused on streamlining our customer success processes, which we believe will give us a greater ability to respond to changes in revenue retention that may emerge from the increasing portion of our customers who are able to cancel their advertising commitments at any time.
Technology
Product development and innovation are core pillars of our strategy. We devote a substantial portion of our resources to researching and developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise. In addition, we acquired talent and technology through our acquisitions of Nowait and Turnstyle in 2017. For the years ended December 31, 2017, 2016 and 2015, product development expenses totaled $175.8 million, $138.5 million and $107.8 million, respectively.
We aim to delight our users and business partners with our products. We provide our web-based and mobile services using a combination of in-house and third-party technology solutions and products:

•
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

•
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

•
Mobile Solutions. We have seen substantial growth in consumers accessing information about local businesses through mobile devices, and anticipate that growth in use of our mobile platform will be the driver of our growth for the foreseeable future. Our most engaged users are on our mobile app, making it particularly critical to our continued success. For example, in the quarter ended December 31, 2017, mobile devices accounted for approximately 79% of all searches and approximately 70% of all ad clicks on our platform, compared to 73% and approximately 66%, respectively, in the quarter ended December 31, 2016.

To take advantage of this trend, we have invested significant resources into the development of our comprehensive mobile platform for consumers supporting the major smartphone operating systems available today, iOS and Android. Over time, we have enhanced the functionality of our mobile platform, such that it provides similar and, in some areas, greater functionality than our website. Some of the innovations we introduced through our mobile platform include “check-ins,” “tips,” “comments,” “Nearby” and “Monocle,” our augmented reality feature. We also offer a mobile app for business owners, designed to make it easier for them to engage with their customers and manage their Yelp profiles. The Yelp for Business Owners app is currently available for iOS and Android.

•
Advertising Technologies. We use proprietary ad targeting and delivery technologies designed to provide relevant local advertisements to consumers viewing our content. Our proprietary ad delivery system leverages our unique repository of data to provide useful ads to users and high value leads to advertisers.

•
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

•
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

Automated Recommendation Software. We use proprietary software to analyze the relevance, reliability and utility of each review submitted to our platform. The software applies the same objective standards to each review based on a wide range of data associated with the review and reviewer, regardless of whether the business being reviewed advertises on Yelp. These objective standards include various measures of relevance, reliability and utility, such as the reviewer’s type and level of activity with Yelp (which might correspond to the reviewer’s reliability or suggest reviewer biases) and whether certain reviews originate from related Internet Protocol addresses (which might mean the reviews were submitted by the same person). The results of this analysis can change over time as the software factors in new information, which may result in reviews that were previously recommended becoming not recommended, and reviews that were previously not recommended being restored to recommended status. Reviews that the software deems to be the most useful and reliable are published directly on business listing pages, though neither we nor the software purport to establish whether or not any individual review is authentic. As of December 31, 2017, our software was recommending approximately 72% of the reviews submitted to our platform. Reviews that are not recommended are published on secondary pages and do not factor into a business’s overall star rating. As of December 31, 2017, approximately 21% of the reviews submitted to our platform were not recommended but still accessible on our platform.
Education. We provide businesses with information and materials regarding our stance against review solicitation and work with businesses to ensure that any they are aware that Yelp does not work with third-party review solicitation companies that offer to artificially inflate search rankings and online reputations. By working to educate businesses about why review solicitation harms consumers and can undermine a business’ reputation, we believe we can reduce the frequency with businesses engage in such activities.

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
Removal of Reviews. We regularly remove reviews from our platform that we believe violate our terms of service, including, without limitation: fake or defamatory reviews; content that has been bought, sold or traded; threatening, harassing or lewd content, as well as hate speech and other displays of bigotry; and content that violates the rights of any third party or any applicable law. Consumers can access information about reviews that we have removed for a particular business by clicking on a link on the business’s listing page. As of December 31, 2017, approximately 7% of the reviews submitted to our platform had been removed.
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

•
Offline. Competitors include offline media companies and service providers, many of which have existing relationships with businesses. Services provided by competitors range from yellow pages listings to direct mail campaigns to advertising and listing services in local newspapers, magazines, television and radio.

•
Online. Competitors also include Internet search engines, such as Google and Bing, review and social media websites, such as Facebook, as well as various other online service providers. These include regional websites that may have strong positions in particular markets.

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
We compete on the basis of a number of factors. We compete for consumer traffic on the basis of factors including: the quality and reliability of our content; the breadth, depth and timeliness of information; and the strength and recognition of our brand. We compete for businesses’ advertising budgets on the basis of factors including: the size of our consumer audience; the effectiveness of our advertising solutions; our pricing structure; and recognition of our brand.
Government Regulation
As a company conducting business on the Internet, we are subject to a variety of laws in the United States and abroad that involve matters central to our business, including laws regarding privacy, data retention, distribution of user-generated content, consumer protection and data protection, among others. For example:

•
Privacy. Because we receive, store and process personal information and other user data, including credit card information in certain cases, we are subject to numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data.

•	Liability for Third-Party Action. We rely on laws limiting the liability of providers of online services for activities of their users and other third parties.

•	Advertising. We are subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results.

•
Information Security and Data Protection. The laws in many jurisdictions require companies to implement specific information security controls to protect certain types of information. Likewise, many jurisdictions have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information.

Many of these laws and regulations are still evolving and could be interpreted in ways that harm our business. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. They may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, laws providing immunity to websites that publish user-generated content are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users.
Similarly, new legislation and regulations may significantly impact our business. There have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change as a result. Regulatory frameworks for privacy issues in particular are also currently in flux worldwide, and are likely to remain so for the foreseeable future. For example, the European Union’s General Data Protection Regulation ("GDPR") is expected to come into force in or around May 2018, and will include operational requirements for companies like us that receive or process personal data of residents of the European Union that are different from those currently in place.
Changes in existing laws or regulations or their interpretations, as well as new legislation or regulations, may be costly to comply with and may delay or impede the development of new products, increase our operating costs and require significant management time and attention. Such changes could also make it more difficult for consumers to use our platform, resulting in less traffic and revenue, or make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue. As our business grows and evolves, we will also become subject to additional laws and regulations, including in jurisdictions outside of the United States. Foreign data protection, privacy and other laws and regulations can be more restrictive than those in the United States, as is the case with GDPR. Any failure on our part to comply with these laws may subject us to significant liabilities.
Our Culture and Employees
We take great pride in our company culture and consider it to be one of our competitive strengths. Our culture is at the foundation of our success, and it continues to help drive our business forward as a pivotal part of our everyday operations. It allows us to attract and retain a talented group of employees, create an energetic work environment and continue to innovate in a highly competitive market. As of December 31, 2017, we had 5,196 salaried employees and 127 non-salaried support staff globally.
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
In addition, The Yelp Foundation, a non-profit organization established by our board of directors in November 2011 (the "Foundation"), directly supports consumers and local businesses in the communities in which we operate. In 2011, our board of directors approved the contribution and issuance to the Foundation of 520,000 shares of our common stock, of which the Foundation had sold 187,500 shares as of December 31, 2017. The Foundation uses the proceeds from the sale of its shares of our common stock to make grants to local non-profit organizations that are actively engaged in supporting community and small business growth. As of December 31, 2017, the Foundation held 332,500 shares of common stock, representing less than 1% of our outstanding capital stock.
Information About Segment and Geographic Revenue
Information about segment and geographic revenue is set forth in Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
Seasonality
Our business is affected both by cyclicality in business activity and by seasonal fluctuations in Internet usage and advertising spending. We believe our rapid growth has masked most of the cyclicality and seasonality of our business. As our business matures, we expect that the cyclicality and seasonality in our business may become more pronounced, causing our operating results to fluctuate. In particular, based on historical trends, we expect traffic numbers to be weakest in the fourth quarter of the year in connection with end of the year holidays.
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
We file or furnish electronically with the U.S. Securities and Exchange Commission ("SEC") annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. All materials we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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
We derive substantially all of our revenue from the sale of our advertising products. Because traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic, slower traffic growth rates may harm our business and financial results. Our traffic could be adversely affected by factors including:

•
Reliance on Internet Search Engines. As discussed in greater detail below, we rely on Internet search engines to drive traffic to our platform. However, the display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Although Internet search engine results have allowed us to attract a large audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our platform in the future, we may need to increase our marketing spend to acquire additional traffic. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and any increase in marketing expense may harm our operating results as a result.

•
Quality of Our Content. Our ability to attract consumer traffic depends on the quantity and quality of the content contributed by our users. Our ability to provide consumers with valuable content may be harmed:

◦	if our users do not contribute content that is helpful or reliable;

◦	if our users remove content they previously submitted; and

◦	as a result of user concerns that they may be harassed or sued by the businesses they review, instances of which have occurred in the past and may occur again in the future.
In addition, if our platform does not provide current information about local businesses or users do not perceive reviews on our platform as relevant, our business could be harmed. For example, we do not phase out or remove dated reviews, and consumers may view older reviews as less relevant, helpful or reliable than more recent reviews.

•
Increasing Competition. The market for information regarding local businesses is intensely competitive and rapidly changing. If the popularity, usefulness, ease of use, performance and reliability of our products and services do not compare favorably to those of our competitors, traffic may decline.

•
Our Recommendation Software. If our automated software does not recommend helpful content or recommends unhelpful content, consumers may reduce or stop their use of our platform. While we have designed our technology to avoid recommending content that we believe to be unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful. For example, if robots, shills or other spam accounts are able to contribute a significant amount of recommended content, or consumers perceive a significant amount of our recommended content to be from such accounts, our traffic and revenue could be negatively affected. Although we do not believe content from these sources has had a material impact to date, if our automated software recommends a substantial amount of such content in the future, our ability to provide high quality content would be harmed and the consumer trust essential to our success could be undermined.

•
Content Scraping. From time to time, other companies copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. This may also result in increases to our reported traffic metrics that do not represent increases in consumer usage of our platform. For example, we discovered that a portion of our reported desktop traffic from the third quarter of 2016 through the first quarter of 2017 was attributable to a single robot, which did not represent valid consumer traffic. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

•
Macroeconomic Conditions. Consumer purchases of discretionary items generally decline during recessions and other periods in which disposable income is adversely affected. As a result, adverse economic conditions may impact consumer spending, particularly with respect to local businesses, which in turn could adversely impact the number of consumers visiting our platform.

•
Review Concentration. Our restaurant and shopping categories together accounted for approximately 38% of the businesses that had received reviews and approximately 56% of the reviews available on our platform as of December 31, 2017. Although these categories generate a substantial portion of our traffic, if the high concentration of reviews generates a perception that our platform is primarily limited to these categories, our traffic may not increase to the extent otherwise possible.

•
Internet Access. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including the recent repeal of Internet neutrality regulations in the United States, could decrease the demand for our services. Similarly, any actions by companies that provide Internet access that degrade, disrupt or increase the cost of user access to our platform could undermine our operations and result in the loss of traffic.

•
High Penetration Rates. We have already entered most major geographic markets within the United States and Canada, and we do not expect to pursue expansion in other international markets in the foreseeable future. Further expansion in smaller markets may not yield similar results or sustain our growth.

We anticipate that our traffic growth rate will continue to slow over time, and potentially decrease in certain periods, as our business matures. As our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement on our platform, which may be negatively impacted if:

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

We generate substantially all of our revenue from advertising. If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.
Our ability to maintain and expand our advertiser base depends on factors including:

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

•
Competitiveness of Our Products. We must deliver ads in an effective manner at prices that compare favorably to those of our competitors. The widespread adoption of any technologies that make it more difficult for us to deliver ads, such as ad-blocking programs, could decrease our value proposition to businesses and reduce demand for our products. We may also be unable to attract new advertisers if our products are not compelling or we fail to innovate and introduce enhanced products meeting advertiser expectations. For example, in their current form, our ad products may be most attractive to businesses with higher than average ratings and numbers of reviews. As a result, businesses with lower ratings and fewer reviews may not purchase our ad products, or may abandon them if they do not believe our ad products are effective.

•
Availability and Accuracy of Analytics. We must convince existing and prospective advertisers alike that our advertising products offer them a material benefit and can generate a competitive return relative to other alternatives. To do so, we must provide accurate analytics and measurement solutions that demonstrate the effectiveness and value of our advertising products compared to those of our competitors.

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

•
Perception of Our Platform. Our ability to compete effectively for advertiser budgets depends on our reputation and perceptions regarding our platform. For example, because we make the consumer experience our highest priority, unless we believe that a review violates our terms of service, we will allow the review to remain on our platform even if the business disputes its accuracy. Certain advertisers may therefore perceive our policies as an impediment to their success, which may harm our ability to attract and retain advertisers. The ratings and reviews that businesses receive from our users may also affect their advertising decisions. Favorable ratings and reviews, on the one hand, could be perceived as obviating the need to advertise. Unfavorable ratings and reviews, on the other, could discourage businesses from advertising to an audience that they perceive as hostile or cause them to form a negative opinion of our products and user base.

•
Macroeconomic Conditions. Adverse macroeconomic conditions can have a negative impact on the demand for advertising, particularly with respect to online advertising products. We rely heavily on small and medium-sized businesses, which often have limited advertising budgets and may view online advertising as lower priority than offline advertising. Such businesses have also historically experienced high failure rates and may be disproportionately affected by economic downturns. As a result, we must continually add new advertisers to replace advertisers who do not renew their advertising due to factors outside of our control, such as declining advertising budgets, closures and bankruptcies.

As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products. In fact, an increasing portion of our advertisers have the ability to cancel their ad campaigns at any time, which may negatively impact advertiser retention and our ability to maintain and expand our advertiser base. In addition, the negative impact of attrition on our financial results may be greater with respect to advertisers who are billed in arrears, as the vast majority of our advertisers now are, if they fail to make payment on ads that have already been delivered.
Our ability to increase our revenue depends on our ability to introduce successful new products and services, including products and services outside of our historical core business. Our ongoing investment in such products and services involves significant risks, could disrupt our current operations and may not produce the long-term benefits that we expect.
Our industry is rapidly evolving and intensely competitive; our ability to compete successfully and increase our revenue depends on our ability to deliver innovative, relevant and useful products to our customers in a timely manner. As a result, we have invested and expect to continue to invest in new products and services, including products and services outside of our historical core business, such as our planned investments in Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing in 2018. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including distracting management and reducing investment in our core business. Any resulting new products and services may fail to generate sufficient revenue, operating margin or other value to justify our investments in them, thereby harming our ability to generate revenue both directly and indirectly as a result of the missed opportunity for higher investment in our core advertising business.
Consumers are increasingly accessing online services through a variety of platforms other than desktop computers, including mobile devices. If we are unable to operate effectively on such devices or our products for such devices are not compelling, our business could be adversely affected.
The number of people who access information about local businesses through devices other than desktop computers, including mobile phones, tablets, handheld computers, voice-assisted speakers, automobiles and television set-top devices, is increasing dramatically. We anticipate that growth in use of our mobile platform in particular will be the driver of our growth for the foreseeable future and that usage through desktop computers may continue to decline. As a result, we must continue to drive adoption of and user engagement on our mobile platform, and our mobile app in particular. If we are unable to drive continued adoption of and engagement on our mobile app, our business may be harmed and we may be unable to decrease our reliance on traffic from Google and other search engines.
In order to attract and retain engaged users of our mobile platform and on other alternative devices, the products and services we introduce on such devices must be compelling. However, the functionality and user experience associated with some alternative devices, such as smaller screen size or lack of a screen, may make the use of our platform and products through such devices more difficult than through a desktop computer. In addition, we expect that the ways in which users engage with our platform will continue to change over time as users increasingly engage via alternative devices. This may make it more difficult to develop products that consumers find useful or provide them with the information they seek, and may also negatively affect our content if users do not continue to contribute high quality content through such devices.
As new devices and platforms are continually being released, it is also difficult to predict the problems we may encounter in adapting our products and services — and developing competitive new products and services — to them, and we may need to devote significant resources to the creation, support and maintenance of such products. Our success will be dependent on the interoperability of our products with a range of technologies, systems, networks and standards that we do not control, such as mobile operating systems like Android and iOS. We may not be successful in developing products that operate effectively with these technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries, some of which may be our competitors. If we experience difficulties or increased costs in integrating our products into alternative devices, or if manufacturers elect not to include our products on their devices, make changes that degrade the functionality of our products, give preferential treatment to competitive products or prevent us from delivering advertising, our user growth and operating results may be harmed. This risk may be exacerbated by the frequency with which users change or upgrade their devices; in the event users choose devices that do not already include or support our platform or do not install our products when they change or upgrade their devices, our traffic and user engagement may be harmed.
In addition, the market for advertising products on mobile and other devices remains a rapidly evolving market. As new devices and platforms are released, users may begin consuming content in a manner that is more difficult to monetize. Similarly, as advertising products for mobile and other platforms develop, demand may increase for products that we do not offer or that may alienate our user base, which we must balance against our commitment to prioritizing the quality of user experience over short-term monetization. If we are not able to balance these competing considerations successfully to develop compelling advertising products, advertisers may stop or reduce their advertising with us and we may not be able to generate meaningful revenue from alternative devices despite the expected growth in their usage.
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
For example, Google has previously made changes to its algorithms and methodologies that may be contributing to the slowing of our traffic growth rate. Google also previously announced that the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use is not being penalized, the parameters of Google’s policy may change from time to time, be poorly defined and be inconsistently interpreted. As a result, Google may unexpectedly penalize our app install interstitials, which may cause links to our mobile website to be featured less prominently in Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of these changes.
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
In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering with certain of its products, including search and maps. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for a substantial portion of the visits to our website during the three months ended December 31, 2017, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.
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
The markets for information regarding local businesses and advertising are intensely competitive and rapidly changing, and we expect competition to intensify further in the future with the emergence of new technologies and market entrants. We compete for consumer traffic with traditional, offline business guides and directories as well as online providers of local and web search. We also compete for a share of businesses’ overall advertising budgets with traditional, offline media companies and other Internet marketing providers.
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
Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in areas in which we operate, including by:

•	integrating review platforms or features into products they control, such as search engines, web browsers or mobile device operating systems;

•	making acquisitions;

•	changing their unpaid search result rankings to promote their own products;

•	refusing to enter into or renew licenses on which we depend;

•	limiting or denying our access to advertising measurement or delivery systems;

•	limiting our ability to target or measure the effectiveness of ads; or

•	making access to our platform more difficult.

These risks may be exacerbated by the trend in recent years toward consolidation among online media companies, potentially allowing our larger competitors to offer bundled or integrated products that feature alternatives to our platform.

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
We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing and administrative software solutions. We also rely on partnership integrations for various transactions available through Yelp, including Grubhub for food-ordering services. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. The integration of the remainder of Grubhub's restaurant network onto Yelp, in particular, may require significant time, resources and expense, and may divert the attention of our management and employees from other aspects of our business operations. Any delays in completing the Grubhub partnership integration may increase the amount of resources we devote to it, which could adversely affect our business. Once integrated, there can be no assurance that we will be able to realize the intended benefits of the Grubhub partnership.
It is possible that these third-party providers and strategic partners may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to our partners in particular, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, our entry into the online reservations space with our acquisition of SeatMe, Inc. in 2013 put us in competition with OpenTable, which led to the end of our partnership with OpenTable in 2015. Our focus on integrating additional partners to expand our transaction capabilities may exacerbate this risk. If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or similar services. We have had, and may in the future have, disagreements or disputes with our partners about our respective contractual obligations, which could result in legal proceedings or negatively affect our brand and reputation.
In addition, we exercise limited control over our third-party partners and vendors, which makes us vulnerable to any errors, interruptions or delays in their operations. If these third parties experience any service disruptions, financial distress or other business disruption, or difficulties meeting our requirements or standards, it could make it difficult for us to operate some aspects of our business. For example, we rely on a single supplier to process payments of all transactions made through Yelp and for purchases of Yelp Deals and Gift Certificates. Any disruption or problems with this supplier or its services could have an adverse effect on our reputation, results of operations and financial results. Similarly, upon expiration or termination of any of our agreements with third-party providers, we may not be able to replace the services provided to us in a timely manner or on terms that are favorable to us, if at all, and a transition from one partner or provider to another could subject us to operational delays and inefficiencies.
We may acquire other companies or technologies or sell existing business lines or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions or dispositions.
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. For example, in February 2017, we acquired Nowait to obtain waitlist system and seating tool technology and in April 2017, we acquired Turnstyle to obtain a wifi-based marketing tool for customer retention and loyalty. Similarly, we may pursue business strategies that include the sale of one or more of our existing business lines or technologies, as we did with our sale of Eat24 to Grubhub in connection with establishing a long-term partnership with Grubhub. We have limited experience as a company in the complex processes of acquiring and selling businesses and technologies. The pursuit of potential future acquisitions or sales may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing transactions, whether or not they are consummated.
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

Any inability to integrate services, sites and technologies, operations or personnel in the case of an acquisition, or to transfer or transition services, sites and technologies, operations or personnel in the case of a disposition, in an efficient and timely manner could harm our results of operations. Transition activities for both acquisitions and dispositions are complex and require significant time and resources, and we may not manage the process successfully, particularly if we are managing multiple integrations or transitions concurrently. For example, we agreed to provide Grubhub with transition services following the closing of our sale of Eat24, which will require resources and management attention that would otherwise be available for other aspects of our business operations; if we do not provide these services at the level or on the timing agreed upon, we may be liable to Grubhub.
Our ability to integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience. We expect to invest resources to support any future acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. Even if we are able to integrate the operations of any acquired company or transfer the operations of any business we sell successfully, we may not realize the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the transaction, or we may not achieve these benefits within a reasonable period of time.
Our business depends on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain and expand our base of users and advertisers, as well as our ability to increase the frequency with which they use our products.
We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Yelp” brand are critical to expanding our base of users and advertisers and increasing the frequency with which they use our solutions. Our ability to do so will depend largely on our ability to maintain consumer trust in our products and in the quality and integrity of the user content and other information found on our platform, which we may not do successfully. We dedicate significant resources to these goals, including through our automated recommendation software, our consumer alerts program and our efforts to remove content from our platform that violates our terms of service.

Despite these efforts, we cannot guarantee that each of the 106.1 million reviews on our platform that had been recommended and that had not been removed as of December 31, 2017 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.
Moreover, the actions of our partners may affect our brand if users do not have a positive experience transacting through our partnership integrations. If others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. For example, we have encountered instances of reputation management companies falsely representing themselves as being affiliated with us when soliciting customers; this practice could be contributing to rumors that business owners can pay to manipulate reviews, rankings and ratings. Our website and mobile app also serve as a platform for expression by our users, and third parties or the public at large may also attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.
In addition, negative publicity about our company, including our technology, sales practices, personnel, customer service, litigation, strategic plans or political activities could diminish confidence in our brand and the use of our products. Certain media outlets have previously reported allegations that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. Although we have taken action to combat this perception, our reputation and brand, and our traffic and business in turn, may suffer if negative publicity about our company persists or if users otherwise perceive that our content is manipulated or biased. Allegations and complaints regarding our business practices, and any resulting negative publicity, may also result in increased regulatory scrutiny of our company. In addition to requiring management time and attention, any regulatory inquiry or investigation could itself result in further negative publicity regardless of its merit or outcome.
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
We have experienced rapid growth in our headcount and operations, including through our acquisitions of other businesses, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years; to manage the expected growth of our operations, we will need to continue to increase the productivity of our current employees and hire, train and manage new employees. In particular, we intend to continue to make substantial investments in our engineering organization as well as our sales and marketing organizations. As a result, we must effectively integrate, develop and motivate a large number of new employees, including employees from any acquired businesses, while maintaining the beneficial aspects of our company culture.
As our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, increases in headcount and cost levels. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. For example, it may take time for our sales, customer success and other organizations to adapt to selling and supporting advertising contracts with flexible cancellation terms, which we are increasingly offering. Similarly, any significant changes to the way we structure compensation of our sales organization may be disruptive and may affect our ability to generate revenue.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, software engineers, marketing professionals and advertising sales staff. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular may be disruptive to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis, our business could be harmed.
Our future also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring such personnel, particularly in the San Francisco Bay Area, where our headquarters is located and where the cost of living is high. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention; as a result, we may incur significant costs to attract them before we can validate their productivity. As we continue to mature, the incentives to attract, retain and motivate employees provided by our equity awards may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. Volatility in the price of our common stock may also make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as employee morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.
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
We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems. Such performance problems may be due to a variety of factors, including those set forth below; however, in some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time.

•
Infrastructure Changes and Capacity Constraints. We may experience capacity constraints due to an overwhelming number of users accessing our platform simultaneously. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times, as our products become more complex and our traffic increases.

•
Human or Software Errors. Our products and services are highly technical and complex, and may contain errors or vulnerabilities that could result in unanticipated downtime for our platform. Users may also use our products in unanticipated ways that may cause a disruption in service for other users attempting to access our platform. We may encounter such difficulties more frequently as we acquire companies and incorporate their technologies into our service.

•
Catastrophic Occurrences. Our systems are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks and similar events. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Acts of terrorism, which may be targeted at metropolitan areas that have higher population densities than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole.

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
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data, or to disrupt our ability to provide our services. Any failure to prevent or mitigate security breaches could expose us to the risk of loss or misuse of private user and business information, which could result in potential liability and litigation. We may be a particularly compelling target for such attacks as a result of our brand recognition.
Computer viruses, break-ins, malware, social engineering (particularly spear phishing attacks), attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and are expected to occur periodically on our systems in the future. User and business owner accounts and listing pages could also be hacked, hijacked, altered or otherwise claimed or controlled by unauthorized persons. For example, we enable businesses to create free online accounts and claim the business listing pages for each of their business locations. Although we take steps to confirm that the person setting up the account is affiliated with the business, our verification systems could fail to confirm that such person is an authorized representative of the business, or mistakenly allow an unauthorized person to claim the business’s listing page. In addition, we face risks associated with security breaches affecting our third-party partners and service providers. A security breach at any such third party could be perceived by consumers as a security breach of our systems and result in negative publicity, damage to our reputation and expose us to other losses.
Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and prevent data loss and other security breaches, the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target or long after, and may originate from less regulated and more remote areas around the world. As a result, these preventative measures may not be adequate and we cannot assure you that they will provide absolute security. Although none of the disruptions we have experienced to date have had a material effect on our business, any future disruptions could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Even if we experience no significant shutdown or no critical data is lost, obtained or misused in connection with an attack, the occurrence of such attack or the perception that we are vulnerable to such attacks may harm our reputation.
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
We have used open source software in our products and will use open source software in the future. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or controls on the origin of the software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business and operating results.
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
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize from time to time, as an indication of our future performance. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $846.8 million in 2017, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. While our decision to focus our sales and marketing resources primarily on the United States and Canada may result in some cost savings, it also limits the markets from which we generate revenue and our ability to expand internationally in the future. Similarly, we expect our sale of Eat24 will result in some cost savings, but will also result in a substantial reduction in our revenue, which will not be fully offset by revenue from our Grubhub partnership. We cannot predict the impact of these plans on our long-term prospects or the impact that fully outsourcing food ordering on our platform may have on our brand and reputation.
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

•	continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;

•	effectively adapt our products and services to mobile and other alternative devices as usage of such devices continues to increase;

•	successfully compete with existing and future providers of other forms of offline and online advertising;

•	successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;

•	successfully manage our growth;

•	successfully develop and deploy new features and products;

•	manage and integrate successfully any acquisitions of businesses, solutions or technologies;

•	avoid interruptions or disruptions in our service or slower than expected load times;

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

•	hire, integrate and retain talented sales and other personnel;

•	effectively manage rapid growth in our sales force, other personnel and operations; and

•	effectively identify, engage and manage third-party partners and service providers.

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
Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:

•	changes in the products we offer, such as our sale of Eat24 and the related long-term partnership with Grubhub;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	changes in the markets in which we operate, such as the wind down of our international sales and marketing operations to focus on our core markets of the United States and Canada;

•	cyclicality and seasonality, which may become more pronounced as our growth rate slows;

•	the effects of changes in search engine placement and prominence;

•	the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as the repeal of Internet neutrality regulations in the United States;

•	the success of our sales and marketing efforts;

•	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;

•	interruptions in service and any related impact on our reputation;

•	changes in advertiser budgets or the market acceptance of online advertising solutions;

•	changes in consumer behavior with respect to local businesses;

•	changes in our tax rates or exposure to additional tax liabilities, including as a result of the U.S. Tax Cuts and Jobs Act;

•	the impact of macroeconomic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;

•
new accounting pronouncements or changes in existing accounting standards and practices, such as our adoption on January 1, 2018 of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (refer to Note 2 of our consolidated financial statements for additional information on the new guidance and its impact on us); and

•	the effects of natural or man-made catastrophic events.

Because we recognize most of the revenue from our advertising products over the term of an agreement, a significant downturn in our business may not be immediately reflected in our results of operations.

We recognize revenue from sales of our advertising products over the terms of the applicable agreements. Although our advertising contracts increasingly provide flexible cancellation terms, we still offer contracts for three-, six- and 12-month terms. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in advertising sales may not be reflected in our short-term results of operations.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to our income statement.
We have recorded a significant amount of goodwill related to our acquisitions to date, and a significant portion of the purchase price of any companies we acquire in the future may be allocated to acquired goodwill and other intangible assets. Under accounting principles generally accepted in the United States ("GAAP"), we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value of our goodwill and other intangible assets may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered include declines in our stock price, market capitalization and future cash flow projections. If our acquisitions do not yield expected returns, our stock price declines or any other adverse change in market conditions occurs, a change to the estimation of fair value could result. Any such change could result in an impairment charge to our goodwill and intangible assets, particularly if such change impacts any of our critical assumptions or estimates, and may have a negative impact on our financial position and operating results.
We may require additional capital to support business growth, and such capital might not be available on acceptable terms, if at all.
We intend to continue to invest in our business and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. In addition, in July 2017, our board of directors authorized the repurchase of up to $200 million of our common stock and, in 2018, we began settling employee tax liabilities associated with the vesting of RSUs through net share withholding for our U.S.-based employees, which will require us to cover such taxes with cash from our balance sheet. As a result, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any future debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be harmed.
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
In particular, the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Although we have provisionally concluded that the Tax Act had no net impact on our financial statements for the year ended December 31, 2017, this conclusion may change as a result of changes in interpretations of the Tax Act, any legislative action to address questions that arise under the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates that we used to calculate the impact of the Tax Act. We currently anticipate finalizing and recording any such adjustments no later than December 22, 2018. Please refer to Note 15 in our consolidated financial statements for additional information regarding the Tax Act’s impact on us.
In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the Internal Revenue Service ("IRS") or other taxing authorities assess additional taxes as a result of examinations or changes to applicable law or interpretations of the law, we may be required to record charges to our operations, which could harm our business, operating results and financial condition.
Our business and results of operations may be harmed if we are deemed responsible for the collection and remittance of state sales taxes for food orders placed through our platform.
If we are deemed an agent for the order-enabled restaurants on our platform under state tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states. It is possible that one or more states could seek to impose sales, use or other tax collection obligations on us with regard to such food sales. These taxes may be applicable to past sales, including sales completed through Eat24 prior to its sale, for which we may have indemnification obligations to Grubhub. A successful assertion that we should be collecting additional sales, use or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which would harm our business and results of operations.
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
In addition, certain of our other key metrics — the number of our desktop unique visitors and mobile website unique visitors — are calculated based on data from third parties. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges to continue to occur, and potentially to increase as our traffic grows. For example, we discovered that a portion of our desktop traffic, as measured by Google Analytics, since the third quarter of 2016 has been attributable to a single robot. Because the traffic from this robot does not represent valid consumer traffic, we determined that our reported desktop unique visitors metric for the third quarter of 2016, fourth quarter of 2016 and first quarter of 2017 were overstated, and have adjusted them to provide greater accuracy and transparency. Our reported number of desktop unique visitors for subsequent periods also reflect adjustments to the numbers provided by Google Analytics to account for this robot, and we expect to continue to make similar adjustments in the future if we determine that our traffic metrics are materially impacted by robot or other invalid traffic.
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
Our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. However, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or raise questions about the integrity of our data. If our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.
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
The nature of our business also exposes us to claims relating to the information posted on our platform, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. For example, businesses have in the past claimed, and may in the future claim, that we are responsible for the defamatory reviews posted by our users. We expect claims like these to continue, and potentially increase in proportion to the amount of content on our platform. In some instances, we may elect or be compelled to remove the content that is the subject of such claims, or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. For example, recently enacted legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If we elect or are compelled to remove content from our platform, our products and services may become less useful to consumers and our traffic may decline, which would have a negative impact on our business. This risk may increase if Congressional efforts to restrict the protections afforded us by Section 230 of the Communications Decency Act are successful. This risk may also be greater in certain jurisdictions outside of the United States where our protection from such liability may be unclear.
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
The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. For example, we rely on laws limiting the liability of providers of online services for activities of their users and other third parties. These laws are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. There have also been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change as a result.
It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the Federal Trade Commission and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In April 2016, the European Commission approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, and a new general data protection regulation is expected to take effect in the European Union in May 2018, each of which may be subject to varying interpretations and evolving practices, which would create uncertainty for us and possibly result in significantly greater compliance burdens for companies such as us with users and operations in Europe. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2017, our common stock’s daily closing price ranged from $27.38 to $47.58, and was $43.37 on February 20, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, factors that may cause volatility in our share price include:

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

Furthermore, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, on January 18, 2018, we and certain of our officers were sued in a putative class action lawsuit alleging violations of the federal securities laws for allegedly making materially false and misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business.
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In July 2017, our board of directors authorized the repurchase of up to $200 million of our common stock, which we commenced in August 2017 and does not have an expiration date. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash reserves.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the adjudication of certain disputes, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Yelp to us or our stockholders;

•
any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws; and

•	any action asserting a claim against us that is governed by the internal affairs doctrine.

This exclusive-forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

Future sales of our common stock in the public market could cause our share price to decline.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2017, we had 83,724,916 shares of common stock outstanding.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

Our principal executive offices in North America are currently located at 140 New Montgomery Street, San Francisco, California, where we lease office space pursuant to a lease agreement that expires in 2021. We lease additional office space in San Francisco, California; Scottsdale, Arizona; Chicago, Illinois; New York, New York; Pittsburgh, Pennsylvania; Washington, D.C.; and internationally in Dublin, Ireland; Toronto, Canada; London, England; and Hamburg, Germany. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.
Item 3. Legal Proceedings.
In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuits allege violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On November 24, 2015, the court dismissed the first amended complaint with prejudice, and entered judgment in our favor on December 28, 2015. The plaintiffs appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which affirmed the district court's decision on November 21, 2017.
On January 18, 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The lawsuit alleges violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, par value $0.000001 per share, is listed on the New York Stock Exchange LLC ("NYSE") under the symbol “YELP.” We previously had two classes of common stock outstanding — Class A common stock and Class B common stock — which converted into a single class of common stock on September 22, 2016. Prior to such date, our Class A common stock, par value $0.000001 per share, was listed on the NYSE under the same symbol as our common stock. There was no public trading market for our Class B common stock, par value $0.000001 per share.
The following table sets forth on a per-share basis the high and low intraday sales prices of (i) our Class A common stock through September 22, 2016 and (ii) our common stock thereafter, in each case as reported by the NYSE for the periods presented:

	2017		2016
	High	Low	High	Low
First Quarter	$43.41	$31.60	$28.55	$14.53
Second Quarter	$36.25	$26.93	$30.54	$19.21
Third Quarter	$44.25	$29.30	$41.94	$28.68
Fourth Quarter	$48.40	$40.05	$43.36	$32.00
On February 20, 2018, the last reported sale price of our common stock was $43.37.
Stockholders
As of the close of business on February 20, 2018, there were 47 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Performance Graph
We have presented below the cumulative total return to our stockholders during the period from December 31, 2012 through December 31, 2017 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Yelp Inc.	100	366	290	153	202	223
NYSE Composite Index	100	123	128	120	131	152
NYSE Arca Tech 100 Index	100	134	153	150	167	218
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
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended December 31, 2017 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Weighted-Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1 - October 31, 2017	—	—	—	$192,253
November 1 - November 30, 2017	—	—	—	$192,253
December 1 - December 31, 2017	116	41.77	116	$187,382

(1)
On July 31, 2017, our board of directors authorized a stock repurchase program under which we may repurchase up to $200 million of our outstanding common stock, which we commenced in August 2017 and does not have an expiration date. The timing of and number of shares repurchased depend on a variety of factors, including liquidity, cash flow and market conditions. See "Liquidity and Capital Resources—Stock Repurchase Program" included under Part II, Item 7 in this Annual Report for further details.

(2)	Average price paid per share includes costs associated with the repurchases.
Item 6. Selected Consolidated Financial and Other Data.
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2014 and 2013, as well as the consolidated balance sheet data as of December 31, 2015, 2014 and 2013, are derived from audited consolidated financial statements that are not included in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in any period in the future.
Consolidated Statements of Operations Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Net revenue	$846,813	$713,069	$549,711	$377,536	$232,988
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)(1)	70,518	60,363	51,015	24,382	16,561
Sales and marketing(1)	438,643	382,854	301,764	201,050	131,970
Product development(1)	175,787	138,549	107,786	65,181	38,243
General and administrative(1)	105,673	97,481	80,866	58,274	42,907
Depreciation and amortization(1)	41,198	35,346	29,604	17,590	11,455
Restructuring and integration(1)	288	3,455	—	—	675
Gain on disposal of a business unit	(164,779)	—	—	—	—
Total costs and expenses	667,328	718,048	571,035	366,477	241,811
Income (loss) from operations	179,485	(4,979)	(21,324)	11,059	(8,823)
Other income (expense), net	4,864	1,694	386	221	(407)
Income (loss) before income taxes	184,349	(3,285)	(20,938)	11,280	(9,230)
(Provision for) benefit from income taxes	(31,491)	(1,385)	(11,962)	25,193	(838)
Net income (loss) attributable to common stockholders	$152,858	$(4,670)	$(32,900)	$36,473	$(10,068)
Net income (loss) per share attributable to common stockholders:
Basic	$1.87	$(0.06)	$(0.44)	$0.51	$(0.15)
Diluted	$1.75	$(0.06)	$(0.44)	$0.48	$(0.15)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	81,602	77,186	74,683	71,936	65,665
Diluted	87,170	77,186	74,683	76,712	65,665

(1)	Stock-based compensation expense included in the statements of operations data above was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Cost of revenue	$4,010	$2,446	$1,117	$729	$421
Sales and marketing	28,100	27,098	21,962	15,083	10,131
Product development	47,280	36,323	23,431	14,804	6,270
General and administrative	21,025	20,394	14,332	11,657	9,300
Restructuring and integration	—	—	—	—	555
Total stock-based compensation	$100,415	$86,261	$60,842	$42,273	$26,677
Consolidated Balance Sheet Data:

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$547,850	$272,201	$171,613	$247,312	$389,764
Property, equipment and software, net	103,651	92,440	80,467	62,761	30,666
Working capital(1)	826,922	500,780	393,505	386,785	391,844
Total assets	1,216,512	885,206	755,427	629,650	515,977
Total stockholders’ equity	1,099,608	807,186	693,620	588,150	486,483
(1) Working capital comprises total current assets less total current liabilities
Other Financial and Operational Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Reviews(1)	148,298	121,022	95,210	71,232	52,757
Desktop Unique Visitors(2)	76,748	67,888	74,607	77,628	77,713
Mobile Web Unique Visitors(3)	64,221	65,351	65,860	57,770	42,292
App Unique Devices(4)	28,845	24,073	20,006	14,541	10,613
Claimed Local Business Locations(5)	4,189	3,363	2,648	2,029	1,488
Paying Advertising Accounts(6)	163	135	109	83	54
Adjusted EBITDA(7)	$156,607	$120,083	$69,122	$70,922	$29,429

(1)
Represents the cumulative number of reviews submitted on Yelp since inception, as of the period end, including reviews that were not recommended or that had been removed from our platform. We define a review as each individually written assessment submitted by a user who has registered by creating a public profile on our platform. For more information, including information regarding reviews that are not recommended and removed reviews, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Reviews.”

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

(6)
Represents the number of business accounts from which we recognized advertising revenue during the last three months of the period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Paying Advertising Accounts.”

(7)
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes, other income (expense), net, depreciation and amortization, stock-based compensation expense, restructuring and integration costs and gain on disposal of a business. We believe that adjusted EBITDA provides useful information to investors for understanding and evaluating our operating results in the same manner as our management and our board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies, and should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability. Users of this financial information should consider the types of events and transactions for which adjustments have been made. For more information about adjusted EBITDA, as well as a reconciliation of net income (loss) to this non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Non-GAAP Financial Measures—Adjusted EBITDA.”

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
Overview
As the leading local business review site in the United States, we offer consumers unmatched local business information, as well as a convenient platform on which they can discover, engage and transact with local businesses to meet their everyday needs. Our value proposition to businesses is simple: we provide the opportunity to connect with the millions of purchase-intent driven consumers through our ad products; messaging features, such as Request-A-Quote; the Yelp Platform, our transaction platform; and retention tools, among other ways.
We derive substantially all of our revenue from the sale of advertising products. In the year ended December 31, 2017, our net revenue was $846.8 million, which represented an increase of 19% from the year ended December 31, 2016, and we recorded net income of $152.9 million and adjusted EBITDA of $156.6 million. In the year ended December 31, 2016, our net revenue was $713.1 million, which represented an increase of 30% from the year ended December 31, 2015, and we recorded a net loss of $4.7 million and adjusted EBITDA of $120.1 million.
Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue investing for long-term growth by focusing on the following priorities in 2018:

•
Driving Monetization. In 2017, the expansion of our self-serve sales channel and scaling of our customer success team led to improvements in our ability to attract and retain advertisers. In 2018, we plan to build on these efforts by offering our full-serve customers flexible advertising terms and customization options previously available only to self-serve customers. We believe this will result in a more efficient sales process and encourage businesses to try advertising on our platform. While this may result in higher turnover rates for new advertisers, we believe it will ultimately be outweighed by the resulting increase in customer satisfaction and our improved revenue retention abilities.

•
Generating Strong Usage and Engagement. Although we plan to continue investing in performance marketing in 2018, organic growth driven by our community development efforts continues to be the primary driver of our traffic. To that end, in 2018 we plan to expand our community management team to the neighborhood level by introducing Neighborhood

Ambassadors to some of our most established markets, such as the Bay Area, New York and Boston. We also plan to continue our consumer protection efforts to safeguard the integrity of our reviews and our reputation.

•
Strengthening Our Competitive Position in the Restaurant Category. Our restaurants category receives the most traffic and reviews of any category on our platform. To strengthen our competitive advantage in this important area, we plan to invest in our Yelp Reservations and Yelp Nowait products by further integrating their functionality into our core user experience. We also expect to complete our integration of Grubhub's restaurant network by mid-2018, which will increase the number and quality of restaurants offering online ordering through the Yelp Platform. We anticipate that our investments in this area will result in increased sales and marketing and product development expenses in 2018, but believe that they are critical to our future success.

•
Building Out Our Home & Local Services Offering. In 2017, our Request-A-Quote feature helped drive growth in our largest category by revenue, Home & Local Service, both by facilitating connections between consumers and businesses and as an engine of financial growth through our existing cost-per-click ad model. In 2018, we plan to further refine the product through improvements to the process by which we match consumers initiating requests with businesses, among other things. We are also exploring new ways to monetize Request-A-Quote that better reflect the value of these high-converting leads.

We expect to continue to invest in capital expenditures in 2018 to support the growth of our business, primarily to increase our office space, upgrade our technology and infrastructure to improve the ability of our platform to handle the projected increase in usage, and enable the release of new features and solutions. As a result of this investment philosophy, we expect that our operating expenses will continue to increase for the foreseeable future.
Factors Affecting Our Performance
Traffic and User Engagement. We derive substantially all of our revenue from advertising, and traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic. As a result, our ability to grow our business depends on our ability to increase traffic on our platform, which in turn depends on, among other things, the quality of our content and the prominence of links to our platform in Internet search engine results and application marketplaces. The number of users we attract from search engines in particular can be affected by a number of factors not in our direct control; changes in a search engine’s ranking algorithms, methodologies or design layouts may result in links to our website not being prominent enough to drive traffic to our website and mobile app.
We anticipate that our traffic growth will continue to slow over time, and potentially decrease in certain periods, as our business matures and we achieve higher penetration rates in our core markets of the United States and Canada. We also expect the cyclicality and seasonality in our business to become more pronounced as our business matures, including weaker traffic in the fourth quarter of the year. As our traffic growth rate slows, our success will become increasingly dependent on our ability to increase levels of user engagement on our platform, which itself depends on the quality of our content and our ability to introduce new and improved products that effectively address consumer needs, among other things.
Our Ability to Attract and Retain Advertisers. Our revenue growth is driven by our ability to attract and retain advertising customers. To do so, we must deliver compelling ad products in an effective manner, at prices that compare favorably to those of our competitors. Our advertisers typically do not have long-term obligations to purchase our products, and an increasing portion have the ability to cancel their ad campaigns at any time. Their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. The small and medium-sized businesses on which we heavily rely often have limited advertising budgets and may be disproportionately affected by economic downturns. As a result, a worsening economic outlook would likely cause businesses to decrease investments in advertising, which could adversely affect our revenue.
Our ability to maintain and expand our advertiser base also depends on the size and productivity of our sales force and customer success team. As we continue to invest in expanding our sales organization, we must efficiently scale our operations while at the same time recruiting, training and integrating new hires and developing, motivating and retaining existing employees. Similarly, in order to retain, and take advantage of opportunities to deepen our relationships with, our existing customers, we must continue our efforts to build out our customer success team. Developing our account retention processes will be particularly important as an increasing portion of our advertisers have the ability to cancel their contracts at any time. In addition, as we make periodic adjustments to our sales organization to respond to market opportunities and to pursue initiatives to increase productivity, such changes may result in a temporary lack of focus or disruption to our operations. For example, it may take time for our sales and customer success organizations to adapt to selling and supporting advertising contracts with flexible cancellation terms.
Product Innovation. We must deliver innovative, relevant and useful products to consumers and businesses — including products for mobile and other alternative devices — to expand the size and engagement of our user base, attract advertisers and increase our revenue. We plan to continue investing in new product development as we introduce new advertising and e-commerce products, explore new platforms and distribution channels, and develop partner arrangements that provide incremental value to our users and advertisers to encourage them to increase their usage of, and the portion of their advertising budgets allocated to, our platform. As our industry evolves and competition intensifies, our investments may increasingly include products and services outside of our historical core business, such as our planned investments in Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing in 2018. These investments involve significant risks and uncertainties, such as distracting management, and may ultimately fail to generate sufficient revenue or other value to justify our investments in them.
Investment in Growth. We have invested, and intend to continue to invest, aggressively to support the growth of our communities and platform. We dedicate significant resources to areas such as: marketing and community development; consumer protection; maintaining and enhancing the Yelp brand; and upgrading our systems, technology and network infrastructure to accommodate growth. Our investment plans for 2018 include the neighborhood-level expansion of our community management team and continuing our performance marketing program aimed at attracting more users and advertisers. We expect that these investments will increase our operating expenses, and that any increase in revenue resulting from product innovations will likely trail the increase in expenses.
Stock Repurchases. In July 2017, our board of directors authorized a stock repurchase program under which we may repurchase up to $200 million of our outstanding common stock. We repurchased on the open market 302 thousand shares for an aggregate purchase price of approximately $12.6 million during the year ended December 31, 2017. We funded these repurchases, and expect to fund any future repurchases under the stock repurchase program, with cash available on our balance sheet. As a result, this program could diminish our cash reserves in addition to affecting the trading price and volatility of our stock.
Corporate Development Activities. As part of our business strategy, we may decide to expand our product offerings and grow our business through the acquisition of complementary businesses or technologies. We may also sell existing business lines or technologies, as we did with our Yelp Eat24 business, which we sold to Grubhub in October 2017. In addition to diverting our management's attention and otherwise disrupting our operations, our corporate development activities will affect our future financial results due to factors such as expenses incurred in identifying, investigating and pursuing transactions, whether or not they are consummated, possible dilutive issuances of equity securities or the incurrence of debt, unidentified liabilities and the amortization of acquired intangible assets.
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
As of December 31, 2017, approximately 137.7 million reviews were available on business listing pages, including approximately 31.7 million reviews that were not recommended, after 10.6 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands):

	As of December 31,
	2017	2016	2015
Reviews	148,298	121,022	95,210

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
We anticipate that our mobile traffic will be the driver of our growth for the foreseeable future.
The following table presents our traffic for the periods indicated (in thousands):

	Three Months Ended December 31,
	2017	2016	2015
Desktop Unique Visitors	76,748	67,888	74,607
Mobile Web Unique Visitors	64,221	65,351	65,860
App Unique Devices	28,845	24,073	20,006

As previously reported, a portion of our desktop traffic, as measured by Google Analytics, since the third quarter of 2016 has been attributable to a single robot. Because the traffic from this robot does not represent valid consumer traffic, we have adjusted the number of desktop unique visitors we are reporting above to remove such traffic to provide greater accuracy and transparency. For additional information, please see the risk factor included under Part I, Item 1A under the heading “We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”
Claimed Local Business Locations
The number of claimed local business locations represents the cumulative number of business locations that have been claimed on Yelp worldwide since 2008, as of a given date. We define a claimed local business location as each business address for which a business representative has visited our website and claimed the free business listing page for the business located at that address. The following table presents the number of cumulative claimed local business locations as of the dates presented (in thousands):

	As of December 31,
	2017	2016	2015
Claimed Local Business Locations	4,189	3,363	2,648
Paying Advertising Accounts
Paying advertising accounts comprise all business accounts from which we recognized advertising revenue in a given three-month period. As with our advertising revenue classification, paying advertising accounts excludes subscription services customers that are not also advertising customers. The following table presents the number of paying advertising accounts during the periods presented (in thousands):

	Three Months Ended December 31,
	2017	2016	2015
Paying Advertising Accounts	163	135	109

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

•	EBITDA, adjusted EBITDA and non-GAAP net income do not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA and non-GAAP net income do not consider the potentially dilutive impact of equity-based compensation;

•	EBITDA, adjusted EBITDA and non-GAAP net income do not reflect the impact of the valuation allowance recording or release;

•	EBITDA and adjusted EBITDA do not reflect tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate EBITDA, adjusted EBITDA and non-GAAP net income differently, which reduces their usefulness as comparative measures.
Because of these limitations, you should consider EBITDA, adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including net income (loss), and our other GAAP results. The tables below present reconciliations of net income (loss) to EBITDA, adjusted EBITDA and non-GAAP net income , the most directly comparable GAAP financial measure in each case, for each of the periods indicated.
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other (income) expense, net; and depreciation and amortization. EBITDA for the year ended December 31, 2017 was $220.7 million.
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; gain on disposal of a business unit; and restructuring and integration costs. Adjusted EBITDA for the year ended December 31, 2017 was $156.6 million.
The following is a reconciliation of net income (loss) to EBITDA and adjusted EBITDA (in thousands):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Reconciliation of GAAP Net Income (Loss) to EBITDA and adjusted EBITDA:
GAAP net income (loss)	$152,858	$(4,670)	$(32,900)	$36,473	$(10,068)
Provision for (benefit from) income taxes	31,491	1,385	11,962	(25,193)	838
Other (income) expense, net	(4,864)	(1,694)	(386)	(221)	407
Depreciation and amortization	41,198	35,346	29,604	17,590	11,455
EBITDA	220,683	30,367	8,280	28,649	2,632
Stock-based compensation	100,415	86,261	60,842	42,273	26,122
Gain on disposal of a business unit	(164,779)	—	—	—	—
Restructuring and integration costs(1)	288	3,455	—	—	675
Adjusted EBITDA	$156,607	$120,083	$69,122	$70,922	$29,429

(1)	Restructuring and integration includes $0.6 million in stock-based compensation expense for the year ended December 31, 2013.
Non-GAAP Net Income
Non-GAAP net income is a non-GAAP financial measure that we calculate as GAAP net income (loss), adjusted to exclude: stock-based compensation expense; amortization of intangibles; the tax effect of stock-based compensation, amortization of intangibles, restructuring and integration costs, gain on disposal of a business unit and valuation allowance; and certain other non-recurring items, such as restructuring and integration costs accounted for in 2016 and 2017, and gain on disposal of a business unit accounted for in 2017. Non-GAAP net income for the year ended December 31, 2017 and 2016 was $80.2 million and $59.4 million, respectively. The following is a reconciliation of net income (loss) to Non-GAAP net income (in thousands):

	Year Ended December 31,
	2017	2016
Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income:
GAAP net income (loss)	$152,858	$(4,670)
Stock-based compensation	100,415	86,261
Amortization of intangible assets	6,639	6,805
Restructuring and integration costs	288	3,455
Gain on disposal of a business unit	(164,779)	—
Tax adjustments (1)	(15,255)	(32,411)
Non-GAAP net income	$80,166	$59,440

(1)	Includes tax effects of stock-based compensation, amortization of intangibles, restructuring and integration costs, gain on disposal of a business unit and valuation allowance.
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
We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, business combinations, allowance for doubtful accounts, income taxes and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on these and our other significant accounting policies, see Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
Results of Operations
The following tables set forth our results of operations for the periods indicated as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2017	2016	2015
	(as a percentage of net revenue)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising	91%	90%	86%
Transactions	7	9	8
Other services	2	1	—
Brand advertising	—	—	6
Total net revenue	100%	100%	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	8	8	9
Sales and marketing	52	55	55
Product development	21	19	20
General and administrative	12	14	15
Depreciation and amortization	5	5	5
Restructuring and integration cost	—	—	—
Gain on disposal of a business unit	(19)
Total costs and expenses	79	101	104
Income (loss) from operations	21	(1)	(4)
Other income, net	—	—	—
Income (loss) before income taxes	21	(1)	(4)
Provision for income taxes	(3)	—	(2)
Net income (loss)	18%	(1)%	(6)%
Years Ended December 31, 2017, 2016 and 2015
Net Revenue
We generate revenue from our advertising products, transactions, other services and, through the end of 2015, brand advertising.
Advertising. We generate advertising revenue from our advertising programs, which consist of enhanced listing pages and performance and impression-based advertising in search results and elsewhere on our website and mobile app. Advertising revenue also includes revenue generated from resale of our advertising products by certain partners and monetization of remnant advertising inventory through third-party ad networks. We expect our advertising revenue to continue to increase, as our sales force focuses on both increasing the number of paying advertising accounts and grow revenue generated from existing advertisers.
Transactions. We generate revenue from various transactions with consumers, including transactions placed through our partner integrations, the sale of Yelp Deals and Gift Certificates and, through October 10, 2017, Yelp Eat24 transactions. Following our sale of Eat24 to Grubhub on October 10, 2017, we generate revenue from transactions placed through the Grubhub restaurant network, including Eat24 restaurants, that originate on Yelp pursuant to our partnership agreement with Grubhub.

Our partnership integrations are revenue-sharing arrangements that provide consumers with the ability to complete food ordering and delivery transactions, order flowers and book spa and salon appointments, among others, through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.

Prior to the completion of our sale of Eat24, we generated revenue from our Yelp Eat24 business through arrangements with restaurants in which restaurants pay a commission percentage fee on orders placed through the Yelp Eat24 platform, which we recorded on a net basis. Following the completion of the sale, we no longer recognize revenue from Yelp Eat24 as a standalone product. Instead, under our partnership agreement with Grubhub, we earn fees on food orders placed through the Grubhub restaurant network, including Eat24 restaurants, that originate on the Yelp Platform. We expect the revenue generated under the Grubhub arrangement to continue to be lower than the revenue previously generated by Yelp Eat24 for the foreseeable future, particularly before the remainder of the Grubhub restaurant network is fully integrated onto our platform, which is currently targeted to occur by mid-2018. Accordingly, our sale of Eat24 has resulted in a reduction in our transactions revenue and slowing of our total net revenue growth following the sale.

Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on our website and mobile app. We earn a fee on Yelp Deals for acting as an agent in these transactions, which we record on a net basis and recognize as revenue upon a consumer’s purchase of a deal. Gift Certificates allow merchants to sell full-priced gift certificates directly to consumers through their business listing pages. We earn a fee based on the amount of the Gift Certificate sold, which we record on a net basis and recognize as revenue upon a consumer’s purchase of the Gift Certificate.
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
The following table provides a breakdown of our net revenue for the periods indicated (dollars in thousands):

				2016 to 2017%	2015 to 2016%
	Year Ended December 31,			Change	Change
	2017	2016	2015
Net revenue by product:
Advertising	$771,644	$645,241	$471,416	20%	37%
Transactions	60,251	62,495	43,854	(4)	43
Other services	14,918	5,333	3,429	180	56
Brand advertising	—	—	31,012	—	(100)
Total net revenue	$846,813	$713,069	$549,711	19%	30%
Percentage of total net revenue by product:
Advertising	91%	90%	86%
Transactions	7	9	8
Other services	2	1	—
Brand advertising	—	—	6
Total net revenue	100%	100%	100%
During 2017, 2016 and 2015, we focused on revenue growth related to our local advertiser customer base. Total net revenue increased $133.7 million, or 19%, in 2017 compared to 2016, and $163.4 million, or 30%, in 2016 compared to 2015.
Advertising revenue increased $126.4 million, or 20%, in 2017 compared to 2016, and $173.8 million, or 37%, in 2016 compared to 2015. The increase in both periods was primarily due to a significant increase in the number of customers purchasing advertising plans as we expanded our sales force to reach more businesses. The growth in both periods was driven primarily by purchases of cost-per-click advertising. In each of 2017, 2016 and 2015, a majority of ad clicks were delivered on mobile.
Our transactions revenue decreased $2.2 million, or 4%, in 2017 compared to 2016, and $18.6 million, or 43%, in 2016 compared to 2015. The decrease in 2017 was a result of our sale of Eat24 to Grubhub in October 2017, as we no longer recognized revenue from transactions from Yelp Eat24. The increase in 2016 compared to 2015 was primarily the result of increased transactions from Yelp Eat24, which was acquired in February 2015.
Our other services revenue increased $9.6 million, or 180%, in 2017 compared to 2016, and $1.9 million, or 56%, in 2016 compared to 2015. The increase in 2017 was primarily due to the acquisitions of Nowait and Turnstyle as well as increased revenue from Yelp Reservations. The increase in 2016 compared to 2015 was primarily due to increases in revenue from Yelp Reservations.
As of the beginning of 2016, we no longer offer brand advertising products. As a result, we generated no brand advertising revenue in 2017 or 2016.
Cost of Revenue
Our cost of revenue consists primarily of credit card processing fees, web hosting costs and employee costs (including stock-based compensation expense) for our infrastructure teams related to the operation of our website and mobile app. It also includes confirmation services costs associated with Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing, confirmation and delivery services associated with Yelp Eat24 prior to its sale, as well as video production costs for our advertising customers. Following our sale of Eat24 in October 2017, there was an initial reduction in our cost of revenue associated with credit card transactions, as well as confirmation and delivery services. We expect cost of revenue associated with our advertising customers to increase in 2018 as we increase the number of customers, offset by a reduction in cost of revenue associated with our transactions business as a result of our disposal of Eat24.

				2016 to 2017%	2015 to 2016%
	Year Ended December 31,			Change	Change
	2017	2016	2015
Cost of revenue	$70,518	$60,363	$51,015	17%	18%
Percentage of net revenue	8%	8%	9%
Cost of revenue increased $10.2 million, or 17%, in 2017 compared to 2016, and $9.3 million, or 18%, in 2016 compared to 2015. Website infrastructure expense increased $5.4 million and $1.0 million in 2017 and 2016, respectively, which primarily consists of website hosting and employee-related costs associated with employees supporting the hosting of the website. The increase in 2017 was primarily due to an increase in the number of visitors to, and increased transactions completed on, our website compared to the prior year, as well as increased headcount for personnel supporting the website infrastructure. The increase in website infrastructure expense in 2016 compared to 2015 was comparatively less than that of 2017 compared to 2016 due to reduced server hosting costs achieved from improved pricing from key website hosting vendors.
Cost of revenue also increased by $3.1 million and $0.2 million in 2017 and 2016, respectively, compared to the prior year periods, as a result of increases in confirmation services and third-party food delivery costs. The increase in 2017 was due to an increase in the number of Yelp Eat24 transactions, and increased confirmation services expenses associated with Yelp Reservations, as well as Yelp Nowait and Yelp WiFi Marketing following our acquisitions of Nowait and Turnstyle. Additionally, cost of revenue increased in 2017 and 2016 as a result of increases of $2.4 million and $6.9 million, respectively, in merchant fees related to credit card transactions due to growth in advertising and transactions revenue. The rate of increase in these costs in 2017 was lower than the increase in 2016 as a result of the sale of Yelp Eat24 in 2017, and the slower growth rate in advertising revenue that year. In 2017, set up and creative design costs decreased by $0.7 million, primarily due to a decrease in video production costs. In 2016, set up and creative design costs increased by $1.2 million due to greater demand by businesses for video on their business listing pages.
Sales and Marketing
Our sales and marketing expenses primarily consist of employee costs (including incentive compensation expense and stock-based compensation expense) for our sales and marketing employees. In addition, sales and marketing expenses include business and consumer acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs.
Following our disposal of Eat24 to Grubhub in October 2017, we ceased marketing activities related to Yelp Eat24 and over 300 Yelp Eat24 sales and marketing employees transferred to Grubhub. While we have redeployed the remaining sales employees and resources previously associated with Eat24 within our organization, the Eat24 sale resulted in an initial reduction in our sales and marketing expenses. However, we expect our sales and marketing expenses to continue to increase as we expand our communities, increase the number of advertising and subscription accounts and continue to build the Yelp brand in the United States and Canada. We expect the majority of sales and marketing expense increases for the foreseeable future to be related to hiring sales employees, as well as to costs incurred with various third-party media outlets and other advertising channels.

				2016 to 2017%	2015 to 2016%
	Year Ended December 31,			Change	Change
	2017	2016	2015
Sales and marketing	$438,643	$382,854	$301,764	15%	27%
Percentage of net revenue	52%	55%	55%
Sales and marketing expenses increased $55.8 million, or 15%, in 2017 compared to 2016, and $81.1 million, or 27%, in 2016 compared 2015. The increases in 2017 and 2016 were primarily attributable to $42.8 million and $48.5 million, respectively, in additional salaries benefits, travel and other related expenses resulting from increases in headcount, including increases in stock-based compensation expense of $1.0 million and $5.1 million, respectively, as we expanded our sales organization to increase the number of paying advertising accounts and grow revenue from existing customers in the United States and Canada. We also experienced increases in facilities and other overhead allocations of $6.1 million and $10.0 million in 2017 and 2016, respectively, as we leased additional office space and incurred additional costs for our expanding headcount. As a result of our increases in net revenue, our commission expenses increased by $4.6 million and $7.8 million in 2017 and 2016, respectively. In addition, as a result of ongoing business and consumer marketing campaigns, marketing and advertising costs increased by $2.3 million and $14.8 million in 2017 and 2016, respectively.
Product Development
Our product development expenses primarily consist of employee costs (including stock-based compensation expense) for our engineers, product management and information technology personnel. In addition, product development expenses include outside services and consulting costs, as well as allocated facilities and other supporting overhead costs. We believe that continued investment in features, software development tools and code modification is important to attaining our strategic objectives and, as a result, we expect product development expenses to continue to increase for the foreseeable future. Although our sale of Eat24 will reduce our product development expenses associated with the Yelp Eat24 product, we have redeployed the associated internal resources elsewhere within our organization and do not expect the sale to have a material impact on our overall product development expenses as a result.

				2016 to 2017%	2015 to 2016%
	Year Ended December 31,			Change	Change
	2017	2016	2015
Product development	$175,787	$138,549	$107,786	27%	29%
Percentage of net revenue	21%	19%	20%
Product development expenses increased $37.2 million, or 27%, in 2017 compared to 2016, and $30.8 million, or 29%, in 2016 compared to 2015. The increases in 2017 and 2016 were primarily attributable to $30.4 million and $27.9 million, respectively, in additional salaries and benefits associated with an increase in headcount, including increases in stock-based compensation expense (net of capitalized stock-based compensation expense) of $11.0 million and $12.9 million, respectively. In addition, we experienced increases in facilities and other overhead allocations of $6.0 million and $5.0 million in 2017 and 2016, respectively, as we leased additional office space and incurred additional costs for our expanding headcount.
General and Administrative
Our general and administrative expenses primarily consist of employee costs (including stock-based compensation expense) for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include bad debt expenses, outside consulting, legal and accounting services, as well as facilities other supporting overhead costs. We expect bad debt expenses to increase as our advertising revenue continues to grow, and our other general and administrative costs should also increase for the foreseeable future as we continue to expand our business. We do not expect our disposal of Eat24 to have a material impact on our general and administrative costs.

				2016 to 2017%	2015 to 2016%
	Year Ended December 31,			Change	Change
	2017	2016	2015
General and administrative	$105,673	$97,481	$80,866	8%	21%
Percentage of net revenue	12%	14%	15%
General and administrative expenses increased $8.2 million, or 8%, in 2017 compared to 2016, and $16.6 million, or 21%, in 2016 compared to 2015. The increases in 2017 and 2016 were primarily attributable to $5.7 million and $12.1 million, respectively, in additional salaries, benefits, travel and related expenses associated with an increase in headcount, including increases in stock-based compensation expense of $0.6 million and $6.1 million, respectively. In 2017, the increase was also driven by an increase in one-time bonuses incurred in the year. Bad debt expense increased by $1.0 million in 2017 and $5.6 million in 2016 due to continued growth in advertising revenue. The rate of increase in bad debt expense in 2017 was less than that of 2016 as a result of improved collections rates from advertising customers.
In 2017, the use of outside consultants increased by $1.4 million as we invested in our systems and support for the growth of the business. In 2016, there was a decrease in consulting costs of $2.6 million due to decreased reliance on outside consultants. Facilities and other related allocations in 2017 were consistent with those in the prior year. We experienced an increase in facilities and other overhead allocations of $1.5 million in 2016, as a result of the increase in headcount.
Depreciation and Amortization

Depreciation and amortization expenses primarily consist of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs and amortization of purchased intangible assets. We expect depreciation expenses to increase for the foreseeable future as we continue to expand our technology infrastructure, and lease additional office space. Amortization expense is likely to be lower for the foreseeable future as a result of the disposition of intangible assets in our sale of Eat24 to Grubhub in October 2017.

				2016 to 2017%	2015 to 2016%
	Year Ended December 31,			Change	Change
	2017	2016	2015
Depreciation and amortization	$41,198	$35,346	$29,604	17%	19%
Percentage of net revenue	5%	5%	5%
Depreciation and amortization expenses increased $5.9 million, or 17%, in 2017 compared to 2016, and $5.7 million, or 19%, in 2016 compared to 2015. These increases were primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization expenses related to our property, equipment and capitalized website and software development costs increased $6.1 million and $5.5 million in 2017 and 2016, respectively.
Restructuring and Integration

				2016 to 2017%	2015 to 2016%
	Year Ended December 31,			Change	Change
	2017	2016	2015
Restructuring and integration	$288	$3,455	$—	(92)%	—
Percentage of net revenue	—	—	—
On November 2, 2016, we announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was substantially completed by December 31, 2016. We incurred $0.3 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively, in restructuring and integration costs associated with this plan related to severance costs for affected employees. No further expense for this plan is expected after December 31, 2017. No goodwill, intangibles or other long lived assets were impaired as a result of the restructuring plan.
Gain on Disposal of a Business Unit

				2016 to 2017%	2015 to 2016%
	Year Ended December 31,			Change	Change
	2017	2016	2015
Gain on disposal of a business unit	$164,779	$—	$—	—%	—%
Percentage of net revenue	19%	—	—

Our disposal of Eat24 to Grubhub on October 10, 2017 resulted in a $164.8 million pre-tax gain. The gain recorded was calculated as proceeds from the disposal, offset by the net assets of Eat24 as of the disposal date, and costs specifically incurred as a result of the sale.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.

				2016 to 2017%	2015 to 2016%
	Year Ended December 31,			Change	Change
	2017	2016	2015
Other income	$4,864	$1,694	$386	187%	339%
Percentage of net revenue	—	—	—
Other income, net increased by $3.2 million in 2017 compared to 2016, and $1.3 million in 2016 compared to 2015, primarily driven by an increase in interest income earned on marketable investments and cash held in interest-bearing accounts.
Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, generation of income tax credits and the realization of net operating loss carryforwards.

				2016 to 2017%	2015 to 2016%
	Year Ended December 31,			Change	Change
	2017	2016	2015
Provision for income taxes	$(31,491)	$(1,385)	$(11,962)	2,174%	(88)%
Percentage of net revenue	(3)%	—%	(2)%
In 2017, we recognized income tax expense of $31.5 million, primarily related to the income tax on the gain on disposal of Eat24, offset by the utilization of net operating losses and tax credits and the corresponding release of valuation allowance. Income tax expense increased $30.1 million in 2017 compared to 2016 primarily due to the gain on disposal of a business unit. Income tax expense decreased $10.6 million in 2016 compared to 2015 primarily due to the valuation allowance recorded in 2015 against certain deferred tax assets.
It is reasonably possible that within the next 12 months there may be sufficient positive evidence to release a significant portion of the valuation allowance. Release of this valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible release of valuation allowance on a quarterly basis.
Quarterly Results of Operations and Other Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2017 (in thousands, except per share data). We also present other financial and operational data and a reconciliation of net income (loss) to EBITDA and adjusted EBITDA. We have prepared this quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report. In the opinion of management, the quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Consolidated Statements of Operations Data:
Net revenue by product
Advertising	$208,398	$199,595	$186,602	$177,049	$176,547	$168,950	$156,697	$143,047
Transactions	5,227	18,524	18,435	18,065	16,568	15,910	15,518	14,499
Other services	4,621	4,261	3,827	2,209	1,681	1,372	1,213	1,067
Total net revenue	$218,246	$222,380	$208,864	$197,323	$194,796	$186,232	$173,428	$158,613
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)(1)	$16,236	$19,312	$18,056	$16,914	$15,604	$14,594	$15,087	$15,078
Sales and marketing(1)	111,084	113,041	105,232	109,286	93,550	99,274	94,402	95,628
Product development(1)	47,994	45,834	42,088	39,871	36,860	36,369	33,098	32,222
General and administrative(1)	26,703	26,694	25,961	26,315	27,372	24,876	23,464	21,769
Depreciation and amortization	9,729	10,656	10,662	10,151	9,434	9,159	8,564	8,189
Restructuring and integration	1	35	21	231	3,455	—	—	—
Gain on disposal of a business unit	(164,779)	—	—	—	—	—	—	—
Total costs and expenses	$46,968	$215,572	$202,020	$202,768	$186,275	$184,272	$174,615	$172,886
Income (loss) from operations	$171,278	$6,808	$6,844	$(5,445)	$8,521	$1,960	$(1,187)	$(14,273)
Other income (expense), net	1,897	1,371	864	732	742	327	367	258
Income (loss) before income taxes	$173,175	$8,179	$7,708	$(4,713)	$9,263	$2,287	$(820)	$(14,015)
(Provision for) benefit from income taxes	(31,074)	(232)	(118)	(67)	(1,000)	(217)	1,269	(1,437)
Net income (loss) attributable to common stockholders	$142,101	$7,947	$7,590	$(4,780)	$8,263	$2,070	$449	$(15,452)
Net income (loss) per share attributable to common stockholders:
Basic	$1.71	$0.10	$0.09	$(0.06)	$0.10	$0.03	$0.01	$(0.20)
Diluted	$1.60	$0.09	$0.09	$(0.06)	$0.10	$0.02	$0.01	$(0.20)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	83,264	82,259	80,996	79,843	78,851	77,521	76,467	75,884
Diluted	89,064	87,433	84,860	79,843	84,364	82,917	79,280	75,884

(1)	Includes non-cash stock-based compensation expense as follows (in thousands):

	Quarter Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Stock-based compensation
Cost of revenue	$1,079	$993	$957	$981	$874	$764	$407	$401
Sales and marketing	6,666	7,305	7,261	6,868	6,722	7,191	6,843	6,342
Product development	12,851	11,976	11,245	11,208	10,595	9,284	8,413	8,030
General and administrative	4,811	5,035	5,902	5,277	5,673	5,321	5,063	4,337
Total stock-based compensation	$25,407	$25,309	$25,365	$24,334	$23,864	$22,560	$20,726	$19,110
The following table presents other financial and operational data (dollars in thousands):

	Quarter Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Other Financial and Operational Data(1):
Reviews	148,298	142,036	134,591	127,478	121,022	115,259	108,251	101,564
Desktop Unique Visitors	76,748	83,592	82,998	78,167	67,888	71,409	73,406	77,433
Mobile Web Unique Visitors	64,221	73,508	74,101	73,192	65,351	72,040	69,327	68,551
App Unique Devices	28,845	30,162	27,987	25,827	24,073	24,900	23,010	21,186
Claimed Local Business Locations	4,189	3,975	3,753	3,559	3,363	3,192	3,010	2,834
Paying Advertising Accounts	163	155	148	139	135	132	125	119
Adjusted EBITDA	$41,636	$42,808	$42,892	$29,271	$45,274	$33,679	$28,103	$13,026

(1)	For information on how we define these operational and other metrics, see “—Key Metrics.”
The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA (in thousands):

	Quarter Ended
	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017	Dec 31, 2016	Sep 30, 2016	Jun 30, 2016	Mar 31, 2016
Reconciliation of GAAP net income (loss) to EBITDA and adjusted EBITDA:
Net income (loss)	$142,101	$7,947	$7,590	$(4,780)	$8,263	$2,070	$449	$(15,452)
Provision for (benefit from) income taxes	31,074	232	118	67	1,000	217	(1,269)	1,437
Other income, net	(1,897)	(1,371)	(864)	(732)	(742)	(327)	(367)	(258)
Depreciation and amortization	9,729	10,656	10,662	10,151	9,434	9,159	8,564	8,189
EBITDA	181,007	17,464	17,506	4,706	17,955	11,119	7,377	(6,084)
Stock-based compensation	25,407	25,309	25,365	24,334	23,864	22,560	20,726	19,110
Gain on disposal of a business unit	(164,779)	—	—	—	—	—	—	—
Restructuring and integration costs	1	35	21	231	3,455	—	—	—
Adjusted EBITDA	$41,636	$42,808	$42,892	$29,271	$45,274	$33,679	$28,103	$13,026

Liquidity and Capital Resources
As of December 31, 2017, we had cash and cash equivalents of $547.9 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of December 31, 2017 was $6.4 million. We did not have any outstanding bank loans or credit facilities in place as of December 31, 2017. Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended (“ESPP”). In addition, on October 10, 2017, we completed our sale of Eat24 to Grubhub and received $252.7 million in cash, with an additional $28.8 million that is currently being held in escrow for an 18-month period after closing to secure our indemnification obligations in connection with the sale.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Consolidated Statements of Cash Flows Data:
Cash provided by operating activities	167,647	126,900	57,362
Cash provided by (used in) investing activities	79,899	(55,572)	(158,682)
Cash provided by financing activities	27,162	29,522	26,442
Operating Activities. We generated $167.6 million of cash in operating activities in the year ended December 31, 2017, primarily resulting from our net income of $152.9 million, which included the gain on disposal of Eat24 of $164.8 million, non-cash depreciation and amortization expenses of $41.2 million, non-cash stock-based compensation expense of $100.4 million, and non-cash provision for doubtful accounts and sales returns of $18.4 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•
increase in accounts receivable of $32.1 million due to an increase in billings for advertising plans, particularly those customers billed in-arrears, as well as the timing of payments from these customers;

•
increase in accounts payable, accrued expenses and other liabilities of $52.9 million, primarily driven by an increase in income taxes payable associated with the gain on disposal of Eat24, accrued bonus and commissions, and various other accrued operating costs and expenses as a result of the growth in our business, offset by a decrease in restaurant revenue share liability as a result of the disposal of Eat24; and

•	increase in prepaids and other assets of $1.4 million, primarily due to an increase in tenant improvement allowance receivable and prepaid licenses.
We generated $126.9 million of cash in operating activities in the year ended December 31, 2016, primarily resulting from our net loss of $4.7 million, which included non-cash depreciation and amortization expenses of $35.3 million, non-cash stock-based compensation expense of $86.3 million and non-cash provision for doubtful accounts and sales returns of $17.3 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•	increase in accounts receivable of $31.6 million due to an increase in billings for advertising plans, as well as the timing of payments from these customers;

•
increase in accounts payable, accrued expenses and other liabilities of $15.3 million, primarily driven by an increase in restaurant revenue share liability, accrued vacation and employee-related expenses, and the timing of invoices and payments to the vendors, particularly marketing-related vendors; and

•	decrease in prepaids and other assets of $5.7 million, primarily due to the collection of non-trade receivables.
We generated $57.4 million of cash in operating activities in the year ended December 31, 2015, primarily resulting from our net loss of $32.9 million, which included non-cash depreciation and amortization expenses of $29.6 million, non-cash stock-based compensation expense of $60.8 million, non-cash provision for doubtful accounts of $16.8 million and a $20.3 million expense related to a valuation allowance recorded against certain domestic and foreign deferred tax assets. In addition, significant changes in our operating assets and liabilities resulted from the following:

•	increase in accounts receivable of $25.3 million due to an increase in billings for advertising plans, as well as the timing of payments from these customers;

•
increase in accounts payable, accrued expenses and other liabilities of $15.9 million related to the growth in our business, increase in restaurant revenue share liability, accrued vacation and employee-related expenses, and the timing of invoices and payments to vendors; and

•	increase in prepaids and other assets of $22.7 million relating to an increase in prepayments (primarily for marketing and business licenses) and deferred tax benefits.

Investing Activities. Our primary investing activities in the year ended December 31, 2017 consisted of purchases of marketable securities, acquisitions of businesses, the sale of a business unit, purchases of property and equipment to support the ongoing build out of leasehold improvements for our new facilities in San Francisco, Washington D.C. and other locations, the purchase of technology hardware to support our growth in headcount and internally developed software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect our investment in property and equipment, leasehold assets and the development of software in 2018 to grow from 2017 levels.
We generated $79.9 million of cash in investing activities during the year ended December 31, 2017. Cash provided by investing activities primarily related to $252.7 million net cash received for the sale of Eat24 to Grubhub on October 10, 2017 and $264.0 million of maturities of investment securities held-to-maturity. Cash provided by investing was offset by purchases of marketable securities of $354.9 million, purchases of property, equipment and software of $15.6 million to support the growth in our business, expenditures related to website and internally developed software of $14.6 million, as well as our acquisition of Nowait for net cash consideration of $30.8 million, which included intangible assets of $12.7 million, and our acquisition of Turnstyle for net cash consideration of $19.7 million, which included intangible assets of $4.3 million.
We used $55.6 million of cash in investing activities during the year ended December 31, 2016. Cash used in investing activities primarily related to purchases of marketable securities of $275.0 million, expenditures related to website and internally developed software of $14.2 million, purchases of property, equipment and software of $23.0 million to support the growth in our business, our investment of $8.0 million in the preferred stock of Nowait and purchases of intangible data licenses of $0.2 million. In addition, as part of our lease agreements for additional office space, we were obligated to deliver additional letters of credit, which resulted in an increase of $0.8 million in restricted cash. Cash used in investing was offset by $265.5 million of maturities of investment securities held-to-maturity.
We used $158.7 million of cash in investing activities during the year ended December 31, 2015. Cash used in investing activities primarily related to the $73.4 million cash portion of the purchase price of Eat24, purchases of marketable securities of $246.2 million, expenditures related to website and internally developed software of $11.7 million, purchases of intangible data licenses of $0.6 million and purchases of property, equipment, software and leasehold improvements of $31.1 million to support the growth in our business. Cash used in investing was offset by $202.9 million of maturities of investment securities held-to-maturity and the release of restrictions on cash of $1.4 million.
Financing Activities. During the year ended December 31, 2017, we generated $27.2 million in financing activities, primarily due to net proceeds of $30.0 million from the issuance of common stock upon the exercise of stock options and $10.9 million in net proceeds from the sale of shares of common stock under the ESPP. Cash provided by financing activities was offset by $12.6 million in repurchases of common stock and $1.2 million of taxes paid related to the net share settlement of equity awards for our international employees.
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
Stock Repurchase Program
In July 2017, our board of directors authorized a stock repurchase program under which we may repurchase up to $200 million of our outstanding common stock. We may purchase shares at our discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The program is not subject to any time limit and may be modified, suspended or discontinued at any time. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow and market conditions. During the year ended December 31, 2017, we repurchased 302,206 shares on the open market for an aggregate purchase price of $12.6 million and had retired 301,106 of these shares as of December 31, 2017; the remaining treasury shares were subsequently retired in 2018. We funded these repurchases, and expect to fund any future repurchases under the stock repurchase program, with cash available on our balance sheet, which will continue to increase the cash used in investing activities.
Net Share Settlement of Equity Awards

In 2017, we began settling the employee tax liabilities associated with the vesting of RSUs through net share withholding — rather than selling a portion of the vested shares to cover taxes, as we had previously — for international employees. As a result, we paid $1.2 million of employee taxes out of cash held on our consolidated balance sheet. Although we continued to sell a portion of vested shares to cover such taxes for U.S.-based employees in 2017, we intend to begin net share withholding for them as well in 2018, which will result in an increase in cash used in financing activities in 2018.
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in 2017, 2016 or 2015.
Contractual Obligations
We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2018 to 2029. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of December 31, 2017, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties. As of December 31, 2017, the following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$332,836	$49,481	$105,274	$84,540	$93,541
Purchase obligations	$40,929	$29,791	$10,939	$199	$—
The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of December 31, 2017, our total liability for uncertain tax positions was $3.4 million of the total unrecognized benefit of $18.2 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.
We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of December 31, 2017, our future minimum rental receipts to be received under non-cancelable subleases were $6.5 million.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks include primarily interest rate, foreign exchange risks and inflation, and have not changed materially from the market risks we were exposed to in the year ended December 31, 2016.
Interest Rate Fluctuation
The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk.
Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of December 31, 2017 would not have a material impact on our cash and cash equivalents portfolio.
Our marketable securities are comprised of fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. As we have both the ability and intent to hold these securities to maturity, such fluctuations would have no impact on our results of operations.
Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally in the British pound sterling, Canadian dollar and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains (losses), net, related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a hypothetical 10% strengthening/(weakening) of the U.S. dollar against the British pound sterling, Canadian dollar or Euro, either alone or in combination with each other, would not have a material impact on our results of operations. In the event our foreign sales and expenses increase as a proportion of our overall sales and expenses, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, though we may in the future. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management's assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of Nowait, which we acquired on February 28, 2017, and Turnstyle, which we acquired on April 3, 2017. These exclusions are in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of our evaluation in the year of acquisition. Excluding the goodwill and intangible assets acquired through the acquisition of these businesses, which were included in the scope of management's assessment, each of Nowait and Turnstyle accounted for less than one percent of the total assets and total revenues of the Company's consolidated financial statements as of and for the year ended December 31, 2017. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our management reviewed the results of this evaluation with the audit committee of our board of directors.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Yelp Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nowait, which was acquired on February 28, 2017, and Turnstyle, which was acquired on April 3, 2017. Nowait and Turnstyle’s financial statements each constitute less than one percent of the total assets and total revenues of the Company's consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at Nowait and Turnstyle.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2018

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in the definitive proxy statement for our 2018 Annual Meeting of Stockholders, or the 2018 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement.
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
Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2018 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2018 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2018 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2018 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2018 Proxy Statement.

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

	3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

						Filed
			Incorporated by Reference			Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated July 18, 2013, by and among Yelp Inc., Ranger Merger Corp., Ranger Merger LLC, SeatMe, Inc. and Alexander Kvamme, as Stockholders' Agent.	8-K	001-35444	99.1	7/24/2013
2.2	Agreement and Plan of Merger, dated February 9, 2015, by and among Yelp Inc., Eat24Hours.com, Inc., Kale Acquisition Corp., Quinoa Acquisition LLC, the Stockholders of Eat24Hours.com, Inc. and Nadav Sharon, as Stockholders’ Agent.	8-K	001-35444	99.1	2/10/2015
2.3	Agreement and Plan of Merger, dated February 28, 2017, by and among Yelp Inc., Nowait, Inc., Beagle Acquisition Corp. and Shareholder Representative Services LLC, as Stockholders’ Agent.	8-K	001-35444	2.1	3/6/2017
2.4	Share Purchase Agreement, dated April 3, 2017, by and among Yelp Inc., 10036773 Canada Inc., Turnstyle Analytics Inc., the shareholders of Turnstyle Analytics Inc., the vested option holders of Turnstyle Analytics Inc., 500 Startups IV, L.P. and Fortis Advisors LLC, as Securityholders’ Agent.	8-K	001-35444	2.1	4/7/2017
2.5	Unit Purchase Agreement, dated as of August 3, 2017, by and among Yelp Inc., Eat24, LLC, Grubhub Inc. and Grubhub Holdings Inc.	10-Q	001-35444	2.3	8/9/2017
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1*	Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.2	11/17/2011
10.2*	Forms of Option Agreement and Option Grant Notice under Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.3	11/17/2011
10.3*	2011 Equity Incentive Plan.	S-1	333-178030	10.4	2/3/2012
10.4*	Forms of Option Agreement and Option Grant Notice under 2011 Equity Incentive Plan.	S-1	333-178030	10.5	2/3/2012
10.5*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.1	9/23/2016

						Filed
			Incorporated by Reference			Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.7*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016
10.8*	Executive Severance Benefit Plan.	S-1/A	333-178030	10.19	2/3/2012
10.9*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.10*	Offer Letter, by and between Yelp Inc. and Jeremy Stoppelman, dated February 3, 2012.	S-1/A	333-178030	10.15	2/3/2012
10.11*	Employment Offer Letter, dated April 15, 2016, between Yelp Inc. and Charles Baker.	8-K	001-35444	10.1	4/18/2016
10.12*	Amended and Restated Offer Letter, by and between Yelp Inc. and Jed Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.13*	Letter Agreement, dated May 22, 2014, by and between Joseph Nachman and Yelp Inc.	8-K	001-35444	99.1	5/28/2014
10.14*	Amended and Restated Offer Letter, by and between Yelp Inc. and Laurence Wilson, dated February 3, 2012.	S-1/A	333-178030	10.10	2/3/2012
10.15*	Offer Letter, dated July 13, 2012, by and between Yelp Inc. and Alan Ramsay.	10-Q	001-35444	10.1	5/10/2017
10.16*	Offer Letter Agreement, dated March 27, 2007, by and between Yelp Inc. and Michael Stoppelman.	10-K	001-35444	10.15	3/1/2017
10.17*	Transition Agreement, dated February 17, 2017, by and between Yelp Inc. and Michael Stoppelman	8-K	001-35444	10.1	2/17/2017
10.18*	Amended and Restated Offer letter, by and between Yelp Inc. and Geoff Donaker, dated February 3, 2012.	S-1/A	333-178030	10.7	2/3/2012
10.19*	Transition Agreement, dated August 8, 2016, by and between Yelp Inc. and Geoff Donaker.	8-K	001-35444	10.1	8/9/2016
10.20*	Form of Restricted Stock Unit Agreement and Notice.	8-K	001-35444	10.2	2/8/2016
10.21*	Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		1/17/2018
10.22	Amended and Restated Lease, dated April 1, 2015, by and between Stockdale Galleria Project Owner, LLC and Yelp Inc.; First Amendment to Lease, dated July 30, 2015; Second Amendment to Lease, dated April 22, 2016; Third Amendment to Lease, dated July 22, 2016.	10-K	001-35444	10.23	3/1/2017
10.23	License Agreement between Harrison 160, LLC, as Licensor, and MRL Ventures Inc., as Licensee, dated as of April 6, 2004; Addendums through November 10, 2011.	S-1/A	333-178030	10.14	2/3/2012
10.24	Office Lease, dated May 9, 2012, by and between Yelp Inc. and Stockbridge 138 New Montgomery LLC, as amended.	10-K	001-35444	10.25	3/1/2017
10.25	Lease, dated July 31, 2014, by and between Yelp Inc. and 11 Madison Avenue LLC.	8-K	001-35444	10.1	8/6/2014
21.1	Subsidiaries of Yelp Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS#	XBRL Instance Document.					X
101.SCH#	XBRL Taxonomy Extension Schema Document.					X

*	Indicates management contract or compensatory plan or arrangement.
† The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2018

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

Signature	Title	Date
/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 28, 2018
Jeremy Stoppelman	(Principal Executive Officer)

/s/ Charles Baker	Chief Financial Officer	February 28, 2018
Charles Baker	(Principal Financial and Accounting Officer)

/s/ Diane Irvine	Chairperson	February 28, 2018
Diane Irvine

/s/ Fred Anderson	Director	February 28, 2018
Fred Anderson

/s/ Geoff Donaker	Director	February 28, 2018
Geoff Donaker

/s/ Peter Fenton	Director	February 28, 2018
Peter Fenton

/s/ Robert Gibbs	Director	February 28, 2018
Robert Gibbs

/s/ Jeremy Levine	Director	February 28, 2018
Jeremy Levine

/s/ Mariam Naficy	Director	February 28, 2018
Mariam Naficy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Yelp Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Yelp Inc. and subsidiaries as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2018

We have served as the Company's auditor since 2008.

Yelp Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$547,850	$272,201
Short-term marketable securities	273,366	207,332
Accounts receivable (net of allowance for doubtful accounts of $7,352 and $4,992 at December 31, 2017 and December 31, 2016, respectively)	76,173	68,725
Prepaid expenses and other current assets	15,700	12,921
Total current assets	913,089	561,179
Long-term marketable securities	25,032	—
Property, equipment and software, net	103,651	92,440
Goodwill	107,954	170,667
Intangibles, net	16,893	32,611
Restricted cash	18,554	17,317
Other non-current assets	31,339	10,992
Total assets	$1,216,512	$885,206
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable- trade	$4,568	$2,003
Accounts payable- merchant share	4,465	18,352
Accrued liabilities	73,665	36,730
Deferred revenue	3,469	3,314
Total current liabilities	86,167	60,399
Long-term liabilities	30,737	17,621
Total liabilities	116,904	78,020
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000,000 and 200,000,000 shares authorized, 83,724,916 and 79,429,833 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	1,038,017	892,983
Treasury stock	(46)	—
Accumulated other comprehensive loss	(8,444)	(15,576)
Retained earnings (accumulated deficit)	70,081	(70,221)
Total stockholders’ equity	1,099,608	807,186
Total liabilities and stockholders’ equity	$1,216,512	$885,206
See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net revenue	$846,813	$713,069	$549,711
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	70,518	60,363	51,015
Sales and marketing	438,643	382,854	301,764
Product development	175,787	138,549	107,786
General and administrative	105,673	97,481	80,866
Depreciation and amortization	41,198	35,346	29,604
Restructuring and integration	288	3,455	—
Gain on disposal of a business unit	(164,779)	—	—
Total costs and expenses	667,328	718,048	571,035
Income (loss) from operations	179,485	(4,979)	(21,324)
Other income, net	4,864	1,694	386
Income (loss) before income taxes	184,349	(3,285)	(20,938)
Provision for income taxes	(31,491)	(1,385)	(11,962)
Net income (loss) attributable to common stockholders(1)	$152,858	$(4,670)	$(32,900)
Net income (loss) per share attributable to common stockholders(1)
Basic	$1.87	$(0.06)	$(0.44)
Diluted	$1.75	$(0.06)	$(0.44)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders(1)
Basic	81,602	77,186	74,683
Diluted	87,170	77,186	74,683
(1)    The structure of the Company’s common stock changed in the year ended December 31, 2016. Refer to Note 13 for details.
See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$152,858	$(4,670)	$(32,900)
Other comprehensive income (loss):
Foreign currency translation adjustments	7,620	(2,057)	(7,910)
Foreign currency adjustments to net income upon liquidation of investment in foreign entities	(488)	—	—
Other comprehensive income (loss)	7,132	(2,057)	(7,910)
Comprehensive income (loss)	$159,990	$(6,727)	$(40,810)
See notes to consolidated financial statements

Yelp Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2016 AND 2017
(In thousands, except share data)

			Additional		Accumulated Other	Retained Earnings	Total
	Common Stock		Paid-In	Treasury	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit)	Equity
Balance-December 31, 2014	72,920,582	$—	$627,742	—	$(5,609)	$(33,983)	$588,150
Issuance of common stock upon exercises of employee stock options	935,143	—	12,255	—	—	—	12,255
Issuance of common stock upon release of restricted stock units (RSUs)	422,981	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	312,697	—	8,911	—	—	—	8,911
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	63,887	—	—	—	63,887
Repurchase of common stock from employees	(12,022)	—	(482)	—	—	—	(482)
Issuance of common stock in connection with acquisition of SeatMe, Inc.	577	—	—	—	—	—	—
Issuance of common stock in connection with acquisition of Eat24Hours.com, Inc.	1,402,844	—	59,158	—	—	—	59,158
Excess tax benefit from share-based award activity	—	—	2,551	—	—	—	2,551
Foreign currency translation adjustment	—	—	—	—	(7,910)	—	(7,910)
Net loss	—	—	—	—	—	(32,900)	(32,900)
Balance-December 31, 2015	75,982,802	—	774,022	—	(13,519)	(66,883)	693,620
Cumulative effect adjustment upon adoption of ASU 2016-09 (1)	—	—	(1,163)	—	—	1,332	169
Issuance of common stock upon exercises of employee stock options	1,290,836	—	20,599	—	—	—	20,599
Issuance of common stock upon release of restricted stock units (RSUs)	1,814,138	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	342,057	—	8,923	—	—	—	8,923
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	90,602	—	—	—	90,602
Foreign currency translation adjustment	—	—	—	—	(2,057)	—	(2,057)
Net loss	—	—	—	—	—	(4,670)	(4,670)
Balance-December 31, 2016	79,429,833	—	892,983	—	(15,576)	(70,221)	807,186
Issuance of common stock upon exercises of employee stock options	1,519,771	—	29,997	—	—	—	29,997
Issuance of common stock upon release of restricted stock units (RSUs)	2,702,838	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	373,580	—	10,920	—	—	—	10,920
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	106,639	—	—	—	106,639
Shares withheld related to net share settlement of equity awards	—	—	(2,522)	—	—	—	(2,522)
Repurchase of common stock (2)	(301,106)	—	—	(46)	—	(12,556)	(12,602)
Foreign currency translation adjustment	—	—	—	—	7,620		7,620
Foreign currency translation adjustment due to dissolved subsidiaries				—	(488)		(488)
Net income	—	—	—	—	—	152,858	152,858
Balance-December 31, 2017	83,724,916	—	$1,038,017	(46)	$(8,444)	$70,081	$1,099,608

(1)	Adopted on a modified retrospective basis; refer to significant accounting policies in Note 2 for details regarding this adoption.

(2)	1,100 shares were excluded from the share total that were repurchased but not yet retired, and held as treasury stock as of December 31, 2017.

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$152,858	$(4,670)	$(32,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,198	35,346	29,604
Provision for doubtful accounts and sales returns	18,414	17,261	16,788
Stock-based compensation	100,415	86,261	60,842
Recording of valuation allowance	—	1,351	20,341
Excess tax benefit from stock-based award activity	—	—	(6,583)
Gain on disposal of a business unit	(164,779)	—	—
Other adjustments	(19)	1,625	1,399
Changes in operating assets and liabilities:
Accounts receivable	(32,112)	(31,624)	(25,279)
Prepaid expenses and other assets	(1,362)	5,687	(22,703)
Accounts payable, accrued expenses and other liabilities	52,882	15,278	15,894
Deferred revenue	152	385	(41)
Net cash provided by operating activities	167,647	126,900	57,362
INVESTING ACTIVITIES:
Purchases of marketable securities	(354,895)	(274,965)	(246,160)
Maturities of marketable securities	264,000	265,500	202,870
Purchase of cost-method investment	—	(8,000)	—
Sale of a business, net of cash sold	252,663	—	—
Acquisitions, net of cash received	(50,544)	—	(73,422)
Purchases of property, equipment and software	(15,598)	(22,994)	(31,127)
Capitalized website and software development costs	(14,647)	(14,191)	(11,734)
Other adjustments	(1,080)	(922)	891
Net cash provided by (used in) investing activities	79,899	(55,572)	(158,682)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	40,917	29,522	21,166
Excess tax benefit from share-based award activity	—	—	6,583
Taxes paid related to net share settlement of equity awards	(1,199)	—	—
Repurchases of common stock	(12,556)	—	(482)
Contingent consideration payment	—	—	(825)
Net cash provided by financing activities	27,162	29,522	26,442
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	941	(262)	(821)
CHANGE IN CASH AND CASH EQUIVALENTS	275,649	100,588	(75,699)
CASH AND CASH EQUIVALENTS—Beginning of period	272,201	171,613	247,312
CASH AND CASH EQUIVALENTS—End of period	$547,850	$272,201	$171,613
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$530	$813	$352
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable, accrued liabilities and long-term liabilities	$11,493	$989	$2,233
Goodwill measurement period adjustment	(178)	146	(255)
Tax liability related to net share settlement of equity awards included in accrued liabilities	(1,323)	—	—
Issuance of common stock in connection with acquisition	—	—	59,158
See notes to consolidated financial statements.

Yelp Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
The Company consisted of Yelp Inc. and nine wholly-owned entities as of December 31, 2017. Yelp UK Ltd was incorporated on December 1, 2008, Darwin Social Marketing Inc. was incorporated on February 24, 2009, Yelp Ireland Limited was incorporated on May 31, 2010, Yelp Ireland Holding Company Limited was incorporated on June 16, 2010, Yelp GmbH (formerly Qype GmbH) was acquired on October 23, 2012, Yelp Brazil Serviços de Marketing Ltda. was incorporated on May 29, 2013, and Darwin Sweden AB was incorporated on September 4, 2014. Nowait, LLC (the successor to Nowait, Inc.) was acquired on February 28, 2017 and subsequently dissolved on September 13, 2017. Turnstyle Analytics, Inc. and its subsidiary Turnstyle America, Inc. were acquired on April 3, 2017 (see Note 8). Eat24, LLC (the successor to Eat24Hours.com, Inc.) ("Eat24"), which was acquired on February 9, 2015, was also a wholly-owned subsidiary of the Company until its disposal on October 10, 2017 (see Note 8). The financial results of these subsidiaries are included within the consolidated financial statements of the Company presented herein.
Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation.
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
Foreign Currency Translation—The consolidated financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. Translation adjustments are recorded within accumulated other comprehensive income (loss), a separate component of stockholders’ equity.
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
Accounts Receivable, Net—The Company records accounts receivable at the amount invoiced or expected to be invoiced to the customer. The Company maintains an allowance for doubtful accounts; see the Concentrations of Credit Risk policy below for additional information on the Company's treatment of potentially uncollectible receivable amounts.
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
As of December 31, 2017, 2016 and 2015, there were no customers that accounted for more than 10% of total accounts receivable.
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2017	2016	2015
Allowance for doubtful accounts:
Balance, beginning of period	$4,992	$3,208	$1,627
Add: bad debt expense	16,883	15,913	10,271
Less: write-offs, net of recoveries	(14,523)	(14,129)	(8,690)
Balance, end of period	$7,352	$4,992	$3,208
Property, Equipment and Software—Property, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are approximately three to five years. Leasehold improvements are amortized over the shorter of the lease term or ten years. Following the disposition of an asset, the associated net cost is no longer recognized as an asset, and any gain or loss on the disposition is reflected in operating expenses.
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
The Company capitalized $20.4 million, $19.2 million and $14.7 million in website and internal-use software costs during the years ended December 31, 2017, 2016 and 2015, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to website and internal-use software was $16.7 million, $12.3 million and $8.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company wrote off an immaterial amount of website and internal-use software costs in each of the years ended December 31, 2017, 2016 and 2015, respectively.
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

Goodwill—Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is reviewed at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under the authoritative guidance. If the Company determines that it is more likely than not that its fair value is less than the carrying amount, or opts not to perform a qualitative assessment, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. No impairment charges associated with goodwill have been recorded by the Company to date.
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
Cost-Method Investments—Non-marketable equity investments that the Company has determined do not meet the criteria for accounting under the equity method of accounting are accounted for using the cost method of accounting and classified within “Other non-current assets” on the consolidated balance sheets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions and additional investments. The carrying amount of investments is reviewed if events or changes in circumstances indicate that the carrying value may not be recoverable.
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
Stock Repurchases—The Company accounts for repurchases of its common stock by recording the cost to repurchase those shares to treasury stock, a separate component of stockholders' equity. Upon retirement, the carrying amount of treasury stock is removed with a corresponding reduction to par value of common stock, with any excess of the cost incurred to repurchase shares over their par value recorded as an adjustment to retained earnings (accumulated deficit) on the date of retirement.
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
Advertising. The Company generates advertising revenue primarily through the display of advertising products on its website and mobile app. These arrangements are evidenced by either written or electronic acceptance of an agreement that stipulates the types of advertising to be delivered, the timing and pricing. Performance-based advertising placements are priced on a cost-per-click basis through an auction, while impression-based ads are delivered pursuant to fixed monthly fee advertising plans. The Company recognizes revenue from the delivery of performance-based ads in the period of delivery and from the delivery of impression-based ads over the service period, in each case net of customer discounts. The Company records a sales allowance for potential refunds based on the Company’s estimate of future refunds. The Company also generates advertising revenue through indirect sales of advertising products, such as through reseller agreements that allow partners to sell Yelp Branded Profiles to their clients and the monetization of remnant advertising inventory through third-party ad networks.
Transactions. The Company generates transactions revenue from revenue-sharing partner arrangements, the sale of vouchers through the Company’s “Yelp Deals” and “Gift Certificates,” and, through October 10, 2017, Yelp Eat24 as a standalone product.
Yelp Platform partnerships provide consumers with the ability to complete food delivery and other transactions through third parties directly on Yelp. The Company earns a fee on Platform partnerships for acting as an agent for these transactions, which it records on a net basis and includes in revenue upon completion of a transaction.
Prior to the disposal of Eat24, the Company's Yelp Eat24 business generated revenue through arrangements with restaurants, in which restaurants paid a commission percentage fee on orders placed through the Yelp Eat24 platform. The Company recorded revenue associated with Yelp Eat24 transactions on a net basis. Concurrently with the disposal of Eat24 on October 10, 2017, the Company entered into a partnership agreement with Grubhub; as a result, following the sale, the Company will generate revenue from transactions placed through the Eat24 restaurant network, which are now part of the Grubhub restaurant network, that originate on the Yelp Platform.
Yelp Deals allow merchants to promote themselves and offer discounted goods and services on a real-time basis to consumers directly on the Company’s website and mobile app. The Company earns a fee on Yelp Deals for acting as an agent in these transactions, which it records on a net basis and includes in revenue upon sale of the deal. The Company records a sales allowance for potential Yelp Deals refunds based on the Company’s estimate of future refunds. Gift Certificates allow merchants to sell full-priced gift certificates directly to consumers through their business listing pages. The Company earns a fee based on the amount of the Gift Certificate sold, which it records on a net basis and includes in revenue upon a consumer’s purchase of the Gift Certificate.
Other Services. The Company generates other revenue through subscription services, such as sales of monthly subscriptions to its Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing products, licensing payments for access to Yelp data and other non-advertising, non-transaction partnerships. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to customers.
Brand Advertising. Through the end of 2015, the Company generated brand advertising revenue through the sale of graphic and text display advertisements on its website. The Company recognized revenue from the sale of impression-based advertisements on its online network in the period in which the advertisements were delivered, net of customer discounts. The Company also generated brand revenue from fixed-price brand sponsorships that were recognized ratably over the service period. The arrangements were evidenced by insertion orders or contracts that stipulated the types of advertising delivered and the pricing.
Multiple Element Arrangements. The Company enters into arrangements with its customers to sell advertising packages that include different media placements or ad services that are delivered at the same time, or within close proximity of one another.
The Company allocates arrangement consideration in multiple-deliverable arrangements at the inception of the arrangement to all deliverables or those packages in which all components of the package are delivered at the same time, based on the relative selling price method in accordance with the selling price hierarchy, which includes: (1) vendor-specific objective evidence (“VSOE”), if available; (2) third-party evidence (“TPE”), if VSOE is not available; and (3)best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.
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
The Company recognizes the relative fair value of the media placements or ad services as they are delivered, assuming all other revenue recognition criteria are met.
Cost of Revenue—The Company’s cost of revenue primarily consists of credit card processing fees, web hosting costs, and salaries, benefits and stock-based compensation expense for its infrastructure teams related to operating the Company’s website and mobile app. It also includes confirmation services expenses and delivery related costs as well as video production expenses. All costs are expensed when incurred.
Research and Development—The Company incurs research and development expenses for costs it incurs in research aimed at developing, and in translating the results of such research into, new products and services or significant improvements to existing products or services, whether intended for sale or for internal use. Such costs are considered research and development expense up to the point in time at which the product or service achieves technological feasibility. These expenses primarily consist of employee related costs (including stock-based compensation) for our engineers and other employees engaged in the research and development of our products and services, as well as allocated indirect overhead costs. Research and development costs were $171.2 million, $133.1 million and $104.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are recorded to costs and expenses in the consolidated statements of operations for those periods, primarily within product development costs.
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
Effective as of January 1, 2016, the Company adopted a change in accounting policy in accordance with Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”) to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to retained earnings of $1.1 million (which reduced the accumulated deficit) as of January 1, 2016. No prior periods were recast as a result of this change in accounting policy.
Advertising Expenses—Advertising costs are expensed in the period in which the advertising takes place. Costs of producing advertising are expensed in the period in which production takes place. Total advertising expenses incurred were $50.3 million, $46.9 million and $30.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Specifically, it includes foreign currency translation adjustments.
Income Taxes—The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Valuation allowances are provided to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company evaluates the ability to realize net deferred tax assets and the related valuation allowance on a quarterly basis.

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
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the Internal Revenue Service (“IRS”). Employer contributions under this plan were $4.8 million, $3.8 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Recent Accounting Pronouncements Not Yet Effective—In May 2014, the Financial Accounting Standards Board (“FASB” ) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and will require entities to recognize revenue when they transfer promised goods or services to customers, in an amount that reflects the consideration that the entity expects to be entitled to in exchange for such goods or services. ASU 2014-09 also modified Subtopic Accounting Standards Codification 340-40, “Other Assets and Deferred Costs—Contracts with Customers,” which will require the deferral of incremental costs of obtaining a contract with a customer. The Company adopted ASU 2014-09 effective January 1, 2018.
The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of the initial application of the guidance recognized at the date of adoption (modified retrospective method). The Company is adopting the standard using the full retrospective method. The Company does not expect adoption of ASU 2014-09 will result in a significant change to its revenue recognition, except that certain customer contracts that did not meet the prescribed revenue recognition criteria under the prior guidance would be recognized as revenue under ASU 2014-09, with a corresponding bad debt expense recorded to general and administrative costs. In addition, the requirement to defer incremental contract acquisition costs and recognize them over the expected contract term or expected customer life will result in the recognition of a deferred contract cost asset on the Company's consolidated balance sheets. The Company expensed such costs in the period in which they were incurred under the prior guidance. The expected amortization periods for contract costs, which extend up to 41 months, were calculated based on both qualitative and quantitative factors, including product lifecycle attributes and customer retention using historical data. For amortization periods that are less than 12 months, the Company will elect to apply a practical expedient, which allows such costs to be expensed as incurred.
The Company expects its adoption of ASU 2014-09 to result in the recognition of additional revenue and a corresponding increase in general and administrative costs of $4.0 million and $3.0 million for years ended December 31, 2017 and 2016, respectively. The cumulative impact of deferred contract costs at January 1, 2016 is expected to result in an increase in retained earnings of $6.0 million, with a corresponding deferred contract cost asset recorded. An additional $11.3 million and $10.6 million of deferred contract costs are expected to be recorded for the years ended December 31, 2017 and 2016, respectively. The additional deferred contract cost asset will be offset by straight line amortization of $10.1 million and $7.7 million for the years ended December 31, 2017, and 2016, respectively. This treatment of contract costs will result in a net decrease in sales and marketing expenses of $1.2 million and $2.9 million for the years ended December 31, 2017, and 2016, respectively. The gain on disposal of business unit will decrease by $1.1 million for the year ended December 31, 2017, as a result of the deferred contract cost asset balance on the date of disposal. Due to the Company's valuation allowance on U.S. deferred tax assets, the adoption of the standard is not expected to have a material tax impact.
In February 2016, FASB issued Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. Although the Company is in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements, the Company currently expects the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's consolidated balance sheet for real estate operating leases.
In August 2016, FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Subtopic 230)” (“ASU 2016-15”). The new guidance provides clarity around the cash flow classification for specific issues in an effort to reduce the current and potential future diversity in practice. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt ASU 2016-15 in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.
In November 2016, FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Subtopic 230)” (“ASU 2016-18”). The new guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company will adopt ASU 2016-18 in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.

In January 2017, FASB issued Accounting Standards Update No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new guidance, entities will perform goodwill impairment tests by comparing fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact and timing of the adoption of ASU 2017-04, but expects that it will not have a material impact on its consolidated financial statements.

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
3. CASH AND CASH EQUIVALENTS
Cash and cash equivalents as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents:
Cash	$283,085	$119,778
Cash equivalents	264,765	152,423
Total cash and cash equivalents	$547,850	$272,201
As of December 31, 2017 and 2016, the Company had letters of credit collateralized fully by bank deposits which total $18.6 million  and $17.3 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash on the Company's consolidated balance sheets.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis and those held-to-maturity as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$217,838	$—	$—	$217,838	$152,423	$—	$—	$152,423
Commercial paper	—	46,927	—	46,927	—	—	—	—
Marketable Securities:
Commercial paper	—	138,412	—	138,412	—	45,894	—	45,894
Agency bonds	—	78,913	—	78,913	—	152,394	—	152,394
Corporate bonds	—	69,926	—	69,926	—	9,006	—	9,006
Agency discount notes	—	10,989	—	10,989	—	—	—	—
Total cash equivalents and marketable securities	$217,838	$345,167	$—	$563,005	$152,423	$207,294	$—	$359,717

5. MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity as of December 31, 2017 and 2016 were as follows (in thousands):

	As of December 31, 2017
		Gross	Gross
		Unrealized	Unrealized
Short-term marketable securities:	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$138,412	$1	$(1)	$138,412
Agency bonds	78,958	—	(45)	78,913
Corporate bonds	45,006	—	(41)	44,965
Agency discount bonds	10,990	—	(1)	10,989
Total short-term marketable securities	$273,366	$1	$(88)	$273,279
Long-term marketable securities:
Corporate bonds	$25,032	$—	$(71)	$24,961
Total long-term marketable securities	$25,032	$—	$(71)	$24,961
Total marketable securities	$298,398	$1	$(159)	$298,240

	As of December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
Short-term marketable securities:	Amortized Cost	Gains	Losses	Fair Value
Agency bonds	$152,429	$18	$(53)	$152,394
Commercial paper	45,894	—	—	45,894
Corporate bonds	9,009	—	(3)	9,006
Total marketable securities	$207,332	$18	$(56)	$207,294

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2017 and 2016, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$78,913	$(45)	$—	$—	$78,913	$(45)
Corporate bonds	62,927	(112)	—	—	62,927	(112)
Agency discount notes	10,989	(1)	—	—	10,989	(1)
Commercial paper	3,975	(1)	—	—	3,975	(1)
Total	$156,804	$(159)	$—	$—	$156,804	$(159)

	As of December 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$92,018	$(53)	$—	$—	$92,018	$(53)
Corporate bonds	8,006	(3)	—	—	8,006	(3)
Total	$100,024	$(56)	$—	$—	$100,024	$(56)
The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2017 and 2016, respectively, the Company did not recognize any other-than-temporary impairment loss.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Capitalized website and internal-use software development costs	$81,710	$61,515
Leasehold improvements	74,236	60,101
Computer equipment	32,450	28,551
Furniture and fixtures	16,435	14,162
Telecommunication	3,996	3,457
Software	1,212	1,079
Total	210,039	168,865
Less accumulated depreciation	(106,388)	(76,425)
Property, equipment and software, net	$103,651	$92,440
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $34.6 million, $28.5 million and $23.0 million, respectively.
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
Goodwill as of December 31, 2017 and 2016, and changes in the carrying amount of goodwill during the years ended December 31, 2017 and 2016, were as follows (in thousands):

Balance as of December 31, 2015	$172,197
Goodwill measurement period adjustment	146
Effect of currency translation	(1,676)
Balance as of December 31, 2016	$170,667
Goodwill acquired	42,007
Goodwill measurement period adjustment	(178)
Goodwill related to disposed asset group	(110,768)
Effect of currency translation	6,226
Balance as of December 31, 2017	$107,954
Intangible assets at December 31, 2017 and 2016 consisted of the following (dollars in thousands):

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(896)	$9,022	10.3 years
Developed technology	7,832	(2,071)	5,761	4.1 years
Content	4,005	(3,610)	395	1.8 years
Domain and data licenses	2,869	(1,847)	1,022	2.2 years
Trademarks	877	(287)	590	2.2 years
User relationships	146	(43)	103	2.2 years
Total	$25,647	$(8,754)	$16,893

	As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$17,400	$(2,741)	$14,659	10.1 years
User relationships	12,000	(3,240)	8,760	5.1 years
Developed technology	9,280	(4,122)	5,158	3.1 years
Content	3,674	(2,581)	1,093	2.0 years
Trademarks	3,338	(1,861)	1,477	2.1 years
Domain and data licenses	2,804	(1,340)	1,464	3.0 years
Advertiser relationships	1,549	(1,549)	—	0.0 years
Total	$50,045	$(17,434)	$32,611
Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $6.6 million, $6.8 million and $6.5 million, respectively.
As of December 31, 2017, the estimated future amortization of purchased intangible assets for (i) each of the succeeding five years and (ii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2018	$3,533
2019	3,277
2020	2,402
2021	2,262
2022	1,045
Thereafter	4,374
Total amortization	$16,893

8. ACQUISITIONS AND DISPOSALS
2017 Acquisitions and Disposals
Nowait, Inc.
On February 28, 2017, the Company acquired Nowait, Inc. (“Nowait”). In connection with the acquisition, all outstanding capital stock and options and warrants to purchase capital stock of Nowait — including the 20% equity investment in Nowait the Company acquired in July 2016 (see Note 9) — were converted into the right to receive an aggregate of approximately $39.8 million in cash. Of the total amount of consideration paid in connection with the acquisition, $7.9 million is being held in escrow for a two-year period after the closing to secure the Company’s indemnification rights. The key purpose underlying the acquisition was to secure waitlist system and seating tool technology. The Company utilized an income approach to determine the valuation of the Company’s existing equity investment in Nowait as of the acquisition date. The carrying value of the Company’s investment approximated its fair value.
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of Nowait’s operations included in the Company’s consolidated financial statements from February 28, 2017. The Company’s allocation of the purchase price is preliminary as the amounts related to identifiable intangible assets and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded in the period the adjustment is identified. The purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

February 28, 2017
Fair value of purchase consideration:
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

For the year ended December 31, 2017, the Company recorded acquisition-related transaction costs of approximately $0.1 million, which were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.
The Company's Consolidated Statement of Operations for the year ended December 31, 2017 included $3.9 million of revenues attributable to Nowait. The Company has completed its integration of Nowait's operations into those of the Company and, as such, determining Nowait's contribution to the net income of the Company for the period after the acquisition date is impracticable.
Turnstyle Analytics Inc.
On April 3, 2017, the Company acquired all of the equity interests in Turnstyle Analytics Inc. (“Turnstyle”) for approximately $20.6 million, approximately $1.0 million of which represents compensation cost due to a continuous service requirement, and the remainder of which represents purchase consideration. Of the total consideration paid in connection with the acquisition, $3.1 million is being held in escrow for an 18-month period after the closing to secure the Company’s indemnification rights. The key factor underlying the acquisition was to obtain a customer retention and loyalty product in the form of a location-based marketing and analytics platform that provides wifi as a digital marketing tool to expand its product offerings for local businesses.
The acquisition was accounted for as a business combination in accordance with ASC 805, with the results of Turnstyle’s operations included in the Company’s consolidated financial statements from April 3, 2017. The Company’s allocation of the purchase price is preliminary as the amounts related to identifiable intangible assets and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded in the period the adjustment is identified. The purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

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

For the year ended December 31, 2017, the Company recorded acquisition-related transaction costs of approximately $0.3 million, which were included in general and administrative expenses in the accompanying consolidated statement of operations.
The consolidated statements of operations for the year ended December 31, 2017 include  $1.3 million of revenue attributable to Turnstyle and $8.8 million of net loss attributable to Turnstyle.
Eat24, LLC
On October 10, 2017, pursuant to the terms of a Unit Purchase Agreement, dated as of August 3, 2017 (the “Purchase Agreement”), by and among the Company, Eat24, Grubhub Inc. (“Grubhub”) and Grubhub Holdings Inc. (“Purchaser”), a wholly owned subsidiary of Grubhub, the Company completed the sale of all of the outstanding equity interests in Eat24 to the Purchaser (the “Disposal”). Immediately prior to the closing of the Disposal, the Company transferred certain assets to Eat24, which consisted of assets that were material to or necessary for the operation of the Eat24 business that were not then owned by Eat24. The Company entered into a Marketing Partnership Agreement (“Partnership Agreement”) with the Purchaser concurrently with the Purchase Agreement. The purpose of the Disposal was to further capitalize on the Company's strong market position of connecting people with local businesses by selling Eat24 to the Purchaser, which has a strong presence in online and mobile food ordering, and entering into the Partnership Agreement, pursuant to which the Company earns a fee on all food orders placed through the Grubhub restaurant network, including Eat24 restaurants, that originate on the Company's Platform.
The Company received approximately $251.7 million in cash at closing; the Purchaser paid the remaining $28.8 million of the purchase price into an escrow account, which will be held for an 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement and is presented on the Company's Consolidated Balance Sheets as an Other non-current asset (see Note 9). The Company received approximately $1.0 million in additional purchase consideration on December 14, 2017 as a net working capital adjustment. As a result of the sale, the Company recognized during the three months ended December 31, 2017, a pre-tax gain of $164.8 million which is included in gain on disposal of a business unit in the Company's consolidated statement of operations, net of $0.3 million in disposal related costs. Prior to the Disposal, Eat24 was its own reporting unit and $110.8 million of goodwill associated with the Eat24 reporting unit was derecognized and included with the net assets disposed (see Note 7).
The Disposal was accounted for as an asset group disposal in accordance with Accounting Standards Codification 360, "Property, Plant, and Equipment." The results of Eat24's operations are included in the Company's consolidated financial statements through October 9, 2017. As the Disposal represented the sale of an individually significant component, the Company has disclosed the loss before provision for income taxes attributable to Eat24 for the year ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Loss before income taxes	$(11,941)	$(4,873)	$(4,760)
Pro Forma Financial Information
The unaudited pro forma financial information in the tables below summarizes: (a) the combined results of operations for the Company and Nowait; (b) the combined results of operations for the Company and Turnstyle; (c) the results of operations of the Company adjusted for the Disposal of Eat24; and (d) the combined results of operations for the Company, Nowait and Turnstyle adjusted for the Disposal of Eat24, in each case as though the respective transactions had occurred as of January 1, 2016. The unaudited pro forma financial information includes the accounting effects resulting from the transactions, including amortization charges from acquired intangible assets and changes in depreciation due to differing asset values and depreciation lives.
The unaudited pro forma financial information, as presented below, is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the transactions had taken place as of January 1, 2016 (in thousands, except per share data):
Nowait, Inc.

	Year Ended
	December 31,
	2017	2016
Net revenue	$847,587	$717,140
Net income (loss)	151,817	(12,141)
Basic net income (loss) per share attributable to common stockholders	1.86	(0.16)
Diluted net income (loss) per share attributable to common stockholders	1.74	(0.16)
Turnstyle Analytics Inc.

	Year Ended
	December 31,
	2017	2016
Net revenue	$847,172	$714,132
Net income (loss)	152,713	(6,741)
Basic net income (loss) per share attributable to common stockholders	1.87	(0.09)
Diluted net income (loss) per share attributable to common stockholders	1.75	(0.09)
Eat24, LLC

	Year Ended
	December 31,
	2017	2016
Net revenue	$792,904	$654,996
Net income	164,799	203
Basic net income per share attributable to common stockholders	2.02	—
Diluted net income per share attributable to common stockholders	1.89	—
Combined

	Year Ended
	December 31,
	2017	2016
Net revenue	$794,037	$660,130
Net income (loss)	163,611	(9,340)
Basic net income (loss) per share attributable to common stockholders	2.00	(0.12)
Diluted net income (loss) per share attributable to common stockholders	1.88	(0.12)
2015 Acquisition
On February 9, 2015, the Company acquired Eat24Hours.com, Inc. In connection with the acquisition, all of the outstanding capital stock of Eat24 was converted into the right to receive an aggregate of approximately $75.0 million in cash, less certain transaction expenses, and 1,402,844 shares of Yelp Class A common stock with an aggregate fair value of approximately $59.2 million, as determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. Of the total consideration paid in connection with the acquisition, $16.5 million in cash and 308,626 shares were initially held in escrow to secure indemnification obligations. The balance remaining in the escrow fund was $1.9 million in cash as of December 31, 2017. The key purpose underlying the acquisition was to obtain an online food ordering solution to drive daily engagement in the Company’s key restaurant vertical.

The acquisition was accounted for as a business combination in accordance with ASC 805, with the results of Eat24’s operations included in the Company’s consolidated financial statements from February 9, 2015. The initial purchase price allocation was as follows (in thousands):

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
Prior to the Disposal, the intangible assets were being amortized on a straight-line basis, which reflected the pattern in which the economic benefits of the intangible assets were being utilized. The goodwill resulted from the Company’s opportunity to drive daily engagement in its restaurant vertical and the potential to expand Eat24’s offering to the U.S. restaurants listed on the Company’s platform. None of the goodwill is deductible for tax purposes.
The Company recorded no acquisition-related costs for the years ended December 31, 2017 and 2016, and $0.2 million in acquisition-related costs in the year ended December 31, 2015, which were included in the general and administrative expense in the accompanying consolidated statements of operations.
The consolidated statements of operations for the year ended December 31, 2015 include $39.2 million of revenue attributable to Eat24.

9.	OTHER NON-CURRENT ASSETS
Other non-current assets as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Escrow deposit	$28,750	$—
Cost-method investments	—	8,000
Other	2,589	2,992
Total other non-current assets	$31,339	$10,992
The escrow deposit is the funds held in escrow related to the disposal of Eat24 (see Note 8), which will be held for an 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement. Cost-method investments represent the Company’s investment in the preferred stock of Nowait, which was completed on July 15, 2016. The Company acquired the entirety of Nowait on February 28, 2017 and its original investment of $8 million was returned to it in the three months ended March 31, 2017 in connection with the acquisition. The remaining other non-current assets are primarily deferred tax assets.

10.	ACCRUED LIABILITIES
Accrued liabilities as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Accrued tax liabilities	$32,617	$5,456
Accrued compensation	17,725	12,892
Accrued marketing	3,458	4,633
Other accrued expenses	19,865	13,749
Total accrued liabilities	$73,665	$36,730

11.	LONG-TERM LIABILITIES
Long-term liabilities as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Deferred rent	$26,904	$16,896
Other long-term liabilities	3,833	725
Total long-term liabilities	$30,737	$17,621
12. COMMITMENTS AND CONTINGENCIES
Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2018 to 2029. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $42.5 million, $36.8 million and $30.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the Company’s minimum payments under noncancelable operating leases for equipment and office space having initial terms in excess of one year were as follows (in thousands):

Year Ending December 31,	Operating Leases
2018	$49,481
2019	51,352
2020	53,922
2021	46,289
2022	38,251
Thereafter	93,541
Total minimum lease payments	$332,836
The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rental income was $2.6 million, $2.0 million, and $1.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company expects future sublease rental receipts of $6.5 million between 2018 and 2021.
Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
In August 2014, two putative class action lawsuits alleging violations of federal securities laws were filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuits allege violations of the Exchange Act by the Company and certain of its officers for allegedly making materially false and misleading statements regarding the Company’s business and operations between October 29, 2013 and April 3, 2014. These cases were subsequently consolidated and, in January 2015, the plaintiffs filed a consolidated complaint seeking unspecified monetary damages and other relief. Following the court’s dismissal of the consolidated complaint on April 21, 2015, the plaintiffs filed a first amended complaint on May 21, 2015. On November 24, 2015, the court dismissed the first amended complaint with prejudice, and entered judgment in the Company’s favor on December 28, 2015. The plaintiffs appealed this decision to the U.S. Court of Appeals for the Ninth Circuit, which affirmed the district court's decision on November 21, 2017.
On January 18, 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The lawsuit alleges violations of the Exchange Act by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief.
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
Payroll Tax Audit—In June 2015, the IRS began a payroll tax audit of the Company for 2014. The Company recorded a liability in relation to this matter of $0.5 million as of December 31, 2016. In December 2017, the Company paid $0.7 million, and resolved the matter with the IRS.
13. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On July 31, 2017, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $200.0 million of its outstanding common stock. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. During the year ended December 31, 2017, the Company repurchased on the open market 302,206 shares for an aggregate purchase price of approximately $12.6 million. The Company subsequently retired 301,106 of these shares and 1,100 shares remained as treasury stock as of December 31, 2017, which are carried at cost. The Company has since retired the shares held as treasury stock as of December 31, 2017.
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
The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	December 31, 2017		December 31, 2016
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	83,724,916	200,000,000	79,429,833
Undesignated Preferred Stock	10,000,000	—	10,000,000	—
Common Stock Reserved for Future Issuance
As of December 31, 2017, the Company had reserved shares of common stock for future issuances in connection with the following:

Number of Shares
Options outstanding	7,078,932
Restricted stock units and awards outstanding	7,249,205
Available for future stock option and restricted stock units and awards grants	4,845,772
Available for future ESPP offerings	2,518,929
Total reserved for future issuance	21,692,838
Equity Incentive Plans
The Company has outstanding awards under three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”); the 2011 Equity Incentive Plan (the “2011 Plan”); and the 2012 Equity Incentive Plan, as amended (the “2012 Plan”). In July 2011, the Company adopted the 2011 Plan, terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the Company’s initial public offering (“IPO”), the Company terminated the 2011 Plan and all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), performance units and performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.
Stock Options
Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value of a share of the Company’s common stock at date of grant. Options granted to date generally vest over a 4.0-year period, on one of four schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; (c) ratably on a monthly basis; or (d) 35% vesting over the first year, 40% vesting over the second year and 25% vesting over the third year. Options granted are generally exercisable for up to 10 years. The Company issues new shares when stock options are exercised.
A summary of stock option activity for the year ended December 31, 2017 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding-December 31, 2016	8,018,941	$21.71	6.10 years	$147,673
Granted	920,850	34.60
Exercised	(1,519,771)	19.74
Canceled	(341,088)	44.78
Outstanding-December 31, 2017	7,078,932	$22.70	5.56 years	$145,613
Options vested and exercisable as of December 31, 2017	5,774,043	$20.55	4.87 years	$131,625
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $28.0 million, $23.2 million and $26.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The weighted-average grant date fair value of options granted was $15.35, $10.16 and $22.48 per share for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, total unrecognized compensation costs related to unvested stock options was approximately $17.3 million, which is expected to be recognized over a weighted-average time period of 2.38 years.
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
A summary of RSU activity for the year ended December 31, 2017 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested December 31, 2016	7,090,465	$32.43
Granted	4,647,404	37.22
Released (1)	(2,761,821)	34.06
Canceled	(1,726,843)	33.75
Unvested December 31, 2017	7,249,205	$34.57
(1) Included in this balance is 58,983 shares vested but not issued due to net share settlement for payment of employee taxes
As of December 31, 2017, the Company had approximately $233.1 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.69 years.
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
During the years ended December 31, 2017, 2016, and 2015, employees purchased 373,580, 342,057, and 312,697 shares at a weighted-average purchase price per share of $29.23, $26.12, and $25.80, respectively, and the Company recognized stock-

based compensation expense related to the ESPP of $2.0 million, $1.5 million, and $4.3 million, respectively, in the year ended December 31, 2017.
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
The Company uses the straight-line method for expense attribution. For the years ended December 31, 2017, 2016 and 2015, the weighted-average assumptions are as follows:

	Year Ended December 31,
	2017	2016	2015
Dividend yield	—	—	—
Annual risk-free rate	2.14%	1.53%	1.78%
Expected volatility	44.00%	44.00%	49.27%
Expected term (years)	5.90	5.84	6.11
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$4,010	$2,446	$1,117
Sales and marketing	28,100	27,098	21,962
Product development	47,280	36,323	23,431
General and administrative	21,025	20,394	14,332
Total stock-based compensation in income (loss) before incomes taxes	100,415	86,261	60,842
Benefit from income taxes	(1,407)	(643)	(402)
Total stock-based compensation in income (loss)	$99,008	$85,618	$60,440
During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $5.8 million, $4.5 million and $3.0 million, respectively, of stock-based compensation expense as website and internal-use software costs.
14. OTHER INCOME, NET
Other income, net for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest income, net	$4,189	$1,724	$622
Transaction gain (loss) on foreign exchange	258	(175)	(687)
Other non-operating income, net	417	145	451
Other income, net	$4,864	$1,694	$386
15. INCOME TAXES
The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$194,239	$1,679	$(18,604)
Foreign	(9,890)	(4,964)	(2,334)
Total	$184,349	$(3,285)	$(20,938)
The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$25,785	$—	$(10)
State	5,069	35	370
Foreign	354	86	1,010
	$31,208	$121	$1,370
Deferred:
Federal	$(28)	$106	$3,505
State	15	13	6,245
Foreign	296	1,145	842
	283	1,264	10,592
Total provision for income taxes	$31,491	$1,385	$11,962
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Income tax at federal statutory rate	35.00%	35.00%	35.00%
State tax, net of federal tax effect	3.57	21.29	4.59
Foreign income tax rate differential	0.50	(1.54)	(10.03)
Stock-based compensation	(4.83)	10.50	(3.60)
Income tax credits	(5.39)	163.87	14.30
Change in valuation allowance	(30.24)	(189.19)	(96.18)
Goodwill associated with Disposition	17.43	—	—
Meals and entertainment	0.24	(13.84)	(2.63)
Other non-deductible expenses	0.12	(6.16)	(1.58)
Benefit for tax only asset	—	—	4.99
Prior year deferred tax true-up	(0.12)	(11.81)	(0.57)
Expiration of deferred tax benefit	—	(50.76)	—
Other	0.80	0.47	(1.38)
Effective tax rate	17.08%	(42.17)%	(57.09)%
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code that impact the Company's provision for income taxes, including, but not limited to, reducing the U.S. federal corporate tax rate and requiring a one-time Deemed Repatriation Tax (the "Transition Tax”) on certain un-repatriated earnings of foreign subsidiaries.
The Tax Act reduces the federal statutory income tax rate from 35.0% to 21.0% effective January 1, 2018. The Company re-measured the future tax benefit for deferred tax assets, which resulted in a $3.8 million adjustment to long-term deferred tax assets. This had no impact on the Company's income tax provision for the year ended December 31, 2017, as the effect of this re-measurement was offset by a corresponding change in the valuation allowance recorded against the Company's U.S. deferred tax assets.
The Transition Tax is a tax on previously untaxed accumulated earnings and profits (“E&P”) of certain foreign subsidiaries. The Transition Tax is determined based on, among other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Because the Company has a net cumulative deficit on its E&P, it is not subject to the Transition Tax.
Prior to the effectiveness of the Tax Act, the Company did not recognize a deferred tax liability related to un-remitted foreign earnings because such earnings were expected to be reinvested indefinitely. Although the Company is not subject to the Transition Tax, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. However, it remains the Company's intention to reinvest the earnings from its non-U.S. subsidiaries. As of December 31, 2017, the Company estimates that it had $2.3 million of cumulative earnings upon which U.S. income taxes had not been provided.

Determination of the amount of unrecognized deferred tax liability with respect to un-remitted foreign earnings, if any, is not practicable.

Under GAAP, the Company is required to recognize the impact of tax legislation in the period in which the law was enacted. However, in December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the Tax Act’s enactment date to allow the Company sufficient time to obtain, prepare and analyze information to complete the required accounting. SAB 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the income tax provision for the year ended December 31, 2017 includes the Company's reasonable estimates for re-measurement of deferred taxes and valuation allowance due to the change in tax rate and the Transition Tax, each as described above. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, the Company considers the accounting of other areas of the Tax Act to be incomplete. The Company expects to finalize the analysis and record any adjustments to provisional estimates within the measurement period in accordance with SAB 118.
The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Reserves and others	$10,869	$13,382
Stock-based compensation	19,556	29,402
Contribution carryforward	—	11
Net operating loss carryforward	8,115	64,478
Tax credit carryforward	14,183	17,185
Gross deferred tax assets	52,723	124,458
Valuation allowance	(30,895)	(92,191)
Total deferred tax assets	21,828	32,267
Deferred tax liabilities:
Depreciation and amortization	(12,813)	(30,140)
Disposal of a business unit	(7,152)	—
Total deferred tax liabilities	(19,965)	(30,140)
Net deferred tax assets (liabilities)	$1,863	$2,127
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The Company maintained a valuation allowance against all U.S. deferred tax assets as of December 31, 2017 and 2016. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. As of December 31, 2017, the Company believes it is more likely than not that its domestic deferred tax assets will not be realized. Accordingly, a full valuation allowance against domestic net deferred tax assets continues to be maintained.
At December 31, 2017, the Company had federal and state net operating loss carry-forwards of approximately $17.7 million and $35.8 million, respectively, expiring beginning in 2033 and 2018, respectively. A wholly-owned entity, Yelp GmbH, also had trading losses of $7.6 million at December 31, 2017 in Germany, which may be carried forward indefinitely against profits. At December 31, 2017, the Company had federal research credit carry-forwards of approximately $7.4 million that expire beginning in 2024, and California research credit carry-forwards of approximately $22.9 million that do not expire. At December 31, 2017, the Company also had $2.6 million of California Enterprise Zone credit, expiring beginning in 2024.
Utilization of net operating loss carry-forwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company does not expect any previous ownership changes, as defined under Section 382 and 383 of the Internal Revenue Code, to result in a limitation that will materially reduce the total amount of net operating loss carry-forwards and credits that can be utilized. Further, foreign loss carry-forwards may be subject to limitations under the applicable laws of the taxing jurisdictions due to ownership change limitations.

As of December 31, 2017, 2016 and 2015, the Company had $18.2 million, $10.3 million and $5.0 million, respectively, of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at the beginning of the year	$10,340	$5,049	$3,276
Increase (decrease) based on tax positions related to the prior year	667	1,381	(31)
Increase based on tax positions related to the current year	7,209	4,131	1,804
Lapse of statute of limitations	(1)	(221)	—
Balance at the end of the year	$18,215	$10,340	$5,049
As of December 31, 2017, the Company had $0.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During each of the years ended December 31, 2017, 2016 and 2015, the Company recorded an immaterial amount of interest and penalties.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years subsequent to 2003 remain open to examination. In the Company’s most significant foreign jurisdictions – Ireland, United Kingdom and Germany – the tax years subsequent to 2010 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes that it is reasonably possible that its unrecognized tax benefits could be reduced by an immaterial amount over the 12 months following December 31, 2017.
16. NET INCOME (LOSS) PER SHARE
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
Under the two-class method, basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. The Company’s potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent,purchases related to the ESPP. The dilutive effect of these potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of Class B common stock.
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
On September 22, 2016, the Company’s Class A and Class B common stock converted into a single class of common stock. Because shares of Class A and Class B common stock were outstanding for a portion of the year ended December 31, 2016, the Company has disclosed earnings per common share for both classes of common stock for such reporting period. Basic and diluted net income (loss) per share attributable to common stockholders for periods after the Conversion, including the current reporting period, are presented based on the number of shares of common stock then outstanding.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016		2015
	Common Stock	Class A	Class B	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$152,858	$(4,296)	$(374)	$(28,694)	$(4,206)
Allocation of undistributed earnings	$152,858	$(4,296)	$(374)	$(28,694)	$(4,206)
Denominator:
Weighted-average shares outstanding	81,602	70,997	6,189	65,135	9,548
Basic net income (loss) per share attributable to common stockholders:	$1.87	$(0.06)	$(0.06)	$(0.44)	$(0.44)

	Year Ended December 31,
	2017	2016		2015
	Common Stock	Class A	Class B	Class A	Class B
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic calculations	$152,858	$(4,296)	$(374)	$(28,694)	$(4,206)
Reallocation of undistributed earnings as a result of conversion from Class B to Class A shares	—	(374)	—	(4,206)	—
Allocation of undistributed earnings	$152,858	$(4,670)	$(374)	$(32,900)	$(4,206)
Denominator:
Number of shares used in basic calculation	81,602	70,997	6,189	65,135	9,548
Weighted-average effect of dilutive securities
Conversion of Class B to Class A common shares outstanding	—	6,189	—	9,548	—
Stock options	3,279	—	—	—	—
Restricted stock units	2,289	—	—	—	—
Number of shares used in diluted calculation	87,170	77,186	6,189	74,683	9,548
Diluted net income (loss) per share attributable to common stockholders	$1.75	$(0.06)	$(0.06)	$(0.44)	$(0.44)
The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options	1,659	2,082	8,206
Restricted stock units and awards	593	2,090	4,095
Contingently issuable shares	—	—	309

17.	RELATED PARTY TRANSACTIONS
The Company does not have any significant related party transactions.

18.	INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS
The Company considers operating segments to be components of the Company that engage in business activities and for which discrete financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by product line and geographic region for purposes of allocating resources and evaluating financial performance.
The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reporting segment.
Net Revenue
The following table presents the Company’s net revenue by product line for the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net revenue by product:
Advertising	$771,644	$645,241	$471,416
Transactions	60,251	62,495	43,854
Other services	14,918	5,333	3,429
Brand advertising	—	—	31,012
Total net revenue	$846,813	$713,069	$549,711
During the years ended December 31, 2017, 2016 and 2015, no individual customer accounted for 10% or more of consolidated net revenue.
Revenue by geography is based on the billing address of the customer. The following table presents the Company’s net revenue by geographic region for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$832,732	$698,244	$537,567
All other countries	14,081	14,825	12,144
Total net revenue	$846,813	$713,069	$549,711
Long-Lived Assets
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	As of December 31,
	2017	2016	2015
United States	$100,990	$89,362	$78,675
All other countries	2,661	3,078	5,493
Total long-lived assets	$103,651	$92,440	$84,168

19.	RESTRUCTURING AND INTEGRATION
The following table presents the Company’s restructuring and integration costs for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Restructuring and integration	$288	$3,455	$—
On November 2, 2016, the Company announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was substantially completed by December 31, 2016. The Company incurred $0.3 million and $3.5 million for the year ended December 31, 2017 and 2016, respectively, in restructuring and integration costs associated with this plan related to severance costs for affected employees. Any additional expense related to this restructuring plan incurred in the future is expected to be immaterial. No goodwill, intangible assets or other long-lived assets were impaired as a result of the restructuring plan. The amount related to this plan that remained unpaid was zero and $1.5 million as of December 31, 2017 and 2016, respectively.

20.	SUBSEQUENT EVENTS
None.