Form 10-Q
period 2018-03-31
YELP INC
filed 2018-05-10
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒
As of May 1, 2018, there were 83,657,627 shares of registrant’s common stock, par value $0.000001 per share, issued and outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Reservations, Yelp Nowait, Yelp WiFi, our business owner products or Yelp Eat24, which we sold as of October 10, 2017.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017 (1)
Assets
Current assets:
Cash and cash equivalents	$392,335	$547,850
Short-term marketable securities	422,283	273,366
Accounts receivable (net of allowance for doubtful accounts of $10,135 and $8,602 at March 31, 2018 and December 31, 2017, respectively)	75,533	76,173
Prepaid expenses and other current assets	19,975	15,700
Total current assets	910,126	913,089
Long-term marketable securities	14,898	25,032
Property, equipment and software, net	107,889	103,651
Goodwill	109,420	107,954
Intangibles, net	16,009	16,893
Restricted cash	18,800	18,554
Other non-current assets	41,357	40,428
Total assets	$1,218,499	$1,225,601
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$6,620	$9,033
Accrued liabilities	83,413	73,665
Deferred revenue	3,474	3,469
Total current liabilities	93,507	86,167
Long-term liabilities	32,839	30,737
Total liabilities	126,346	116,904
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.000001 par value, 200,000,000 shares authorized – 83,956,890 shares issued and 83,596,510 shares outstanding at March 31, 2018 and 83,724,916 shares issued and outstanding at December 31, 2017	—	—
Additional paid-in capital	1,059,168	1,038,017
Treasury stock	(15,000)	(46)
Accumulated other comprehensive loss	(6,845)	(8,444)
Retained earnings	54,830	79,170
Total stockholders' equity	1,092,153	1,108,697
Total liabilities and stockholders' equity	$1,218,499	$1,225,601

(1)
As of January 1, 2018, the Company adopted Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), using the full retrospective method. Accordingly, the Company has recast certain amounts in prior periods presented. See Note 1 below for additional discussion.

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017(1)
Net revenue	$223,074	$198,174
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,732	16,914
Sales and marketing	119,641	108,532
Product development	51,493	39,871
General and administrative	32,007	27,166
Depreciation and amortization	10,028	10,151
Restructuring and integration	—	231
Total costs and expenses	227,901	202,865
Loss from operations	(4,827)	(4,691)
Other income, net	2,604	732
Loss before income taxes	(2,223)	(3,959)
Provision for income taxes	(63)	(67)
Net loss attributable to common stockholders	$(2,286)	$(4,026)
Net loss per share attributable to common stockholders
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	83,785	79,843
Diluted	83,785	79,843

(1)
As of January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Accordingly, the Company has recast certain amounts in the prior period presented. See Note 1 below for additional discussion.

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017(1)
Net loss attributable to common stockholders	$(2,286)	$(4,026)
Other comprehensive income:
Foreign currency translation adjustments	1,569	1,071
Foreign currency adjustments to net income upon liquidation of investment in foreign entities	30	—
Other comprehensive income	1,599	1,071
Comprehensive loss	$(687)	$(2,955)

(1)
As of January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Accordingly, the Company has recast certain amounts in the prior period presented. See Note 1 below for additional discussion.

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017(1)
OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(2,286)	$(4,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,028	10,151
Provision for doubtful accounts and sales returns	8,143	5,901
Stock-based compensation	27,734	24,334
Other adjustments	(913)	253
Changes in operating assets and liabilities:
Accounts receivable	(6,995)	(4,458)
Prepaid expenses and other assets	(5,074)	(1,653)
Accounts payable, accrued expenses and other liabilities	7,652	10,459
Deferred revenue	7	274
Net cash provided by operating activities	38,296	41,235
INVESTING ACTIVITIES:
Purchases of marketable securities	(280,893)	(73,971)
Maturities of marketable securities	143,000	68,000
Acquisition of a business, net of cash received	—	(30,833)
Purchases of property, equipment and software	(10,927)	(2,452)
Capitalized website and software development costs	(4,698)	(4,208)
Other investing activities	27	29
Net cash used in investing activities	(153,491)	(43,435)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	5,682	3,287
Repurchases of common stock	(33,309)	—
Taxes paid related to the net share settlement of equity awards	(12,347)	—
Net cash (used in) provided by financing activities	(39,974)	3,287
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(100)	138
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(155,269)	1,225
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	566,404	289,518
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$411,135	$290,743
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid (refund received) for income taxes, net	$206	$(107)
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable, accrued expenses and other liabilities	$2,242	$596
Tax liability related to net share settlement of equity awards included in accrued liabilities	1,092	—
Repurchases of common stock recorded in accrued liabilities	3,684	—

(1)
As of January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Accordingly, the Company has recast certain amounts in the prior period presented. See Note 1 below for additional discussion.

Also as of January 1, 2018, the Company adopted Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Subtopic 230): Restricted Cash," and recast the prior period presented. See Note 1 below for additional discussion.
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
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018 (the “Annual Report”).
The unaudited condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements and certain balances which have been restated as a result of the adoption of new accounting pronouncements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as follows:
Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for such goods or services. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective method and, accordingly, has restated each prior reporting period presented. The Company's adoption of ASC 606 resulted in the following adjustments to its previously reported results (in thousands):

	As Previously Reported	Impact of ASC 606 Adoption	As Currently Reported
Income Statement—Three Months Ended March 31, 2017
Net revenue	$197,323	$851	$198,174
Costs and Expenses:
Sales and marketing	109,286	(754)	108,532
General and administrative	26,315	851	27,166
Net loss attributable to common stockholders	(4,780)	754	(4,026)
Basic earnings per share	(0.06)	0.01	(0.05)
Diluted earnings per share	(0.06)	0.01	(0.05)

Balance Sheet—As of December 31, 2017
Allowance for doubtful accounts	7,352	1,250	8,602
Other non-current assets	31,339	9,089	40,428
Retained earnings	70,081	9,089	79,170

Statement of Cash Flows—Three Months Ended March 31, 2017
Provision for doubtful accounts and sales returns	5,050	851	5,901
Change in accounts receivable	(3,607)	(851)	(4,458)
Change in prepaid expenses and other assets	(899)	(754)	(1,653)
Statement of Cash Flows—In November 2016, FASB issued Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Subtopic 230): Restricted Cash” (“ASU 2016-18”), which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted the standard effective January 1, 2018 and recast the prior reported periods presented. The impact to the change in cash and cash equivalents balance previously reported on the consolidated statement of cash flows is presentation only; changes in restricted cash were previously included within investing activities and are now included in changes to the total cash balance within the condensed consolidated statements of cash flows.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments of a normally recurring nature necessary for the fair presentation of the interim periods presented.
Significant Accounting Policies
Except as set forth below, there have been no material changes to the Company's significant accounting policies from those described in the Annual Report.
Revenue Recognition—The Company generates revenue from its advertising products, transactions and other services. The Company recognizes revenue when all of the following criteria are met: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations. The Company applies the portfolio practical expedient to account for contracts with customers in each category of revenue.
Revenue is recognized net of any taxes collected from customers, which are remitted to governmental authorities. The Company does not typically refund customers for services once it determines the performance obligations of the contract have been satisfied, but will assess any refund requests from customers and partners on a case by case basis. The Company records an allowance for potential future refunds, which is estimated based on historical trends and recorded as a reduction of net revenue.

Advertising. The Company generates advertising revenue primarily through the display of advertising products on its website and mobile app. These arrangements are evidenced by either written or electronic acceptance of a contract that stipulates the types of advertising to be delivered, the timing and pricing. Performance-based advertising placements are priced on a cost-per-click basis, while impression-based advertising placements are priced on a cost per thousand impressions basis. The Company recognizes revenue from the delivery of performance-based ads and impression-based ads in the period of delivery, in each case net of customer discounts, assuming all other revenue recognition criteria are met. The Company also offers businesses premium features in connection with their business listing pages pursuant to fixed monthly fees, and recognizes revenue from such offerings over the service period, assuming all other revenue recognition criteria are met.
The Company also generates advertising revenue through indirect sales of advertising products, such as through reseller contracts that allow partners to sell Yelp Branded Profiles to their clients and the monetization of remnant advertising inventory through third-party ad networks, and recognizes revenue in the period of delivery, assuming all other revenue recognition criteria are met.
Transactions. The Company generates transactions revenue from revenue-sharing partner contracts, the sale of vouchers through the Company's "Yelp Deals" and "Yelp Gift Certificates" products, and, through October 10, 2017, Yelp Eat24 as a standalone product.
The Company's transactions platform provides consumers with the ability to complete food delivery and other transactions through third parties directly on Yelp. The Company earns a per transaction commission fee pursuant to partnership contracts for acting as an agent for these transactions, which it recognizes on a net basis and includes in revenue upon completion of a transaction, assuming all other revenue recognition criteria is met.
Other Services. The Company generates other services revenue through subscription services contracts, such as sales of monthly subscriptions to its Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing products, licensing contracts for access to Yelp data and other non-advertising, non-transaction partnerships. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to customers, assuming all other revenue recognition criteria are met.
Contracts with Multiple Performance Obligations. Contracts with customers can include multiple performance obligations, where revenue is allocated to each performance obligation based on its relative standalone selling price ("SSP"). The Company determines SSP based on the prices of the promised goods or services charged when sold separately to customers, which are determined using contractually stated prices. The various products and services comprising contracts with multiple performance obligations are typically capable of being distinct and accounted for as separate performance obligations.
Estimates and assumptions include determining variable consideration, identifying the nature and timing of satisfaction of performance obligations, and calculating the SSP of performance obligations. The Company allocates revenue to each of the performance obligations included in a contract with multiple performance obligations at the inception of the contract. The Company applies the invoice practical expedient to depict the value transferred to the customer and measure of progress towards completion of its obligations. Because the Company considers contracts month-to-month, variable consideration is resolved at the time of invoicing, which eliminates the use of estimates in determining the transaction price. The Company does not consider the effects of the time value of money as the majority of the Company’s contracts are invoiced on a monthly basis, one month in arrears.
Accounts Receivable, Net, and Payment Terms—The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an accounts receivable balance when revenue is recognized prior to or at the time of invoicing the customer. Payment terms and conditions vary by contract type and the service being provided. For advertising services, the Company typically invoices customers on a monthly basis, one month in arrears, and payment is collected either at the end of each billing period or up to 30 days after the end of the billing period. For transaction services, the Company's commission fee on each transaction is collected either at the time of the transaction, or up to 30 days after the end of the billing period. For subscription services, the Company typically invoices one month in advance, and payment is collected at the beginning of each billing period.
Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts receivable. The allowance reflects the Company's best estimate of probable losses inherent in the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and known delinquent accounts. When new information becomes available that allows the Company to more accurately estimate the allowance, it makes an adjustment, which is considered a change in accounting estimate. The carrying value of accounts receivable approximates their fair value.

Deferred Contract Costs—ASC 606 also modified Subtopic Accounting Standards Codification 340-40, "Other Assets and Deferred Costs—Contracts with Customers," which requires the Company to recognize a deferred cost asset for the incremental costs of obtaining a contract with a customer. The Company classifies certain sales incentive compensation costs as incremental to obtaining the related contract. These costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. The Company determined to use the straight line basis as the expected benefit will be realized uniformly over the amortization period.The amortization periods for contract costs, which extend up to 41 months, were calculated based on both qualitative and quantitative factors, including product lifecycle attributes and customer retention using historical data. For contract costs with amortization periods of 12 months or less, the Company applies a practical expedient to expense such costs as incurred. The Company assesses deferred contract costs for impairment on a quarterly basis. Amortized contract costs are recorded within sales and marketing expense on the consolidated statements of operations. Deferred contract costs are included within other non-current assets on the Company's consolidated balance sheets (see Note 8).
Deferred Revenue—The Company records deferred revenue when it has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligations of the contract to the customer.
Recent Accounting Pronouncements Not Yet Effective
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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017

Cash	$163,440	$283,085
Cash equivalents	228,895	264,765
Total cash and cash equivalents	$392,335	$547,850
Restricted cash	$18,800	$18,554
Total cash, cash equivalents and restricted cash	$411,135	$566,404
As of March 31, 2018 and December 31, 2017, the Company had letters of credit collateralized fully by bank deposits which total $18.8 million and $18.6 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash on the Company's condensed consolidated balance sheets.
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
The following table represents the Company’s financial instruments measured at fair value as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$218,054	$—	$—	$218,054	$217,838	$—	$—	$217,838
Commercial paper	—	9,985	—	9,985	—	46,927	—	46,927
Marketable Securities:
Commercial paper	—	227,619	—	227,619	—	138,412	—	138,412
Corporate bonds	—	89,672	—	89,672	—	69,926	—	69,926
Agency bonds	—	80,861	—	80,861	—	78,913	—	78,913
U.S. government bonds	—	38,609	—	38,609	—	—	—	—
Agency discount notes	—	—	—	—	—	10,989	—	10,989
Total cash equivalents and marketable securities	$218,054	$446,746	$—	$664,800	$217,838	$345,167	$—	$563,005

4. MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018
Short-term marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$227,630	$1	$(12)	$227,619
Corporate bonds	86,977	—	(282)	86,695
Agency bonds	69,036	—	(70)	68,966
U.S. government bonds	38,640	—	(31)	38,609
Total short-term marketable securities	422,283	1	(395)	421,889
Long-term marketable securities:
Agency bonds	$11,912	$—	$(17)	$11,895
Corporate bonds	2,986	—	(9)	2,977
Total long-term marketable securities	$14,898	$—	$(26)	$14,872
Total marketable securities	$437,181	$1	$(421)	$436,761

	December 31, 2017
Short-term marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$138,412	$1	$(1)	$138,412
Corporate bonds	45,006	—	(41)	44,965
Agency bonds	78,958	—	(45)	78,913
Agency discount bonds	$10,990	$—	$(1)	$10,989
Total short-term marketable securities	$273,366	$1	$(88)	$273,279
Long-term marketable securities:
Corporate bonds	$25,032	$—	$(71)	$24,961
Total long-term marketable securities	$25,032	$—	$(71)	$24,961
Total marketable securities	$298,398	$1	$(159)	$298,240

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	March 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$89,672	$(291)	$—	$—	$89,672	$(291)
Agency bonds	80,861	(87)	—	—	80,861	(87)
U.S. government bonds	38,609	(31)	—	—	38,609	(31)
Commercial paper	18,866	(12)	—	—	18,866	(12)
Total	$228,008	$(421)	$—	$—	$228,008	$(421)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$78,913	$(45)	$—	$—	$78,913	$(45)
Corporate bonds	62,927	(112)	—	—	62,927	(112)
Agency discount notes	10,989	(1)	—	—	10,989	(1)
Commercial paper	3,975	(1)	—	—	3,975	(1)
Total	$156,804	$(159)	$—	$—	$156,804	$(159)
The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2018 and 2017, the Company did not recognize any other-than-temporary impairment loss.
5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Capitalized website and internal-use software development costs	$87,860	$81,710
Leasehold improvements	77,892	74,236
Computer equipment	34,889	32,450
Furniture and fixtures	17,093	16,435
Telecommunication	4,197	3,996
Software	1,212	1,212
Total	223,143	210,039
Less accumulated depreciation	(115,254)	(106,388)
Property, equipment and software, net	$107,889	$103,651
Depreciation expense was approximately $9.1 million and $8.2 million for the three months ended March 31, 2018 and 2017, respectively.
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
The changes in carrying amount of goodwill during the three months ended March 31, 2018 were as follows (in thousands):

Balance as of December 31, 2017	$107,954
Effect of currency translation	1,466
Balance as of March 31, 2018	$109,420

Intangible assets at March 31, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(1,139)	$8,779	10.1	years
Developed technology	7,832	(2,443)	5,389	3.8	years
Content	4,087	(3,747)	340	1.6	years
Domains and data licenses	2,869	(1,976)	893	2.0	years
Trademarks	877	(360)	517	1.9	years
User relationships	146	(55)	91	2.0	years
Total	$25,729	$(9,720)	$16,009

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(896)	$9,022	10.3	years
Developed technology	7,832	(2,071)	5,761	4.1	years
Content	4,005	(3,610)	395	1.8	years
Domain and data licenses	2,869	(1,847)	1,022	2.2	years
Trademarks	877	(287)	590	2.2	years
User relationships	146	(43)	103	2.2	years
Total	$25,647	$(8,754)	$16,893
Amortization expense was $0.9 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the estimated future amortization of purchased intangible assets for (i) the remaining nine months of 2018, (ii) each of the succeeding four years, and (iii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2018 (from April 1, 2018)	$2,649
2019	3,277
2020	2,402
2021	2,262
2022	1,045
Thereafter	4,374
Total amortization	$16,009
7. ACQUISITIONS AND DISPOSALS
Nowait, Inc.

On February 28, 2017, the Company acquired Nowait, Inc. (“Nowait”). In connection with the acquisition, all outstanding capital stock and options and warrants to purchase capital stock of Nowait — including the 20% equity investment in Nowait the Company acquired in July 2016 — were converted into the right to receive an aggregate of approximately $39.8 million in cash. Of the total amount of consideration paid in connection with the acquisition, $7.9 million is being held in escrow for a two-year period after the closing to secure the Company’s indemnification rights. The key purpose underlying the acquisition was to secure waitlist system and seating tool technology. The Company utilized an income approach to determine the valuation of the Company’s existing equity investment in Nowait as of the acquisition date. The carrying value of the Company’s investment approximated its fair value.
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of Nowait’s operations included in the Company’s consolidated financial statements from February 28, 2017. The final purchase price allocation is as follows (in thousands):

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
The Company recorded zero and $0.1 million acquisition-related transaction costs for the three months ended March 31, 2018 and 2017, respectively, which were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.
The condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 include $1.2 million and $0.2 million of revenue attributable to the Nowait product, respectively, and $0.8 million of net loss for the three months ended March 31, 2017. The Company completed its integration of Nowait's operations into those of the Company during the three months ended December 31, 2017 and, as such, determining Nowait's contribution to the net loss of the Company for the three months ended March 31, 2018 is impracticable.

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
No acquisition costs were recognized in the three months ended March 31, 2018 or 2017.
The condensed consolidated statements of operations for the three months ended March 31, 2018 include $0.7 million of revenue attributable to Yelp Wifi Marketing, the Turnstyle product. The Company completed its integration of Turnstyle's operations into those of the Company during the three months ended December 31, 2017 and, as such, determining Turnstyle's contribution to the net loss of the Company for the three months ended March 31, 2018 is impracticable.
Eat24, LLC

On October 10, 2017, pursuant to the terms of a Unit Purchase Agreement, dated as of August 3, 2017 (the “Purchase Agreement”), by and among the Company, Eat24, LLC, a wholly-owned subsidiary of the Company ("Eat24"), Grubhub Inc. (“Grubhub”) and Grubhub Holdings Inc. (“Purchaser”), a wholly-owned subsidiary of Grubhub, the Company completed the sale of all of the outstanding equity interests in Eat24 to the Purchaser (the “Disposal”). Immediately prior to the closing of the Disposal, the Company transferred certain assets to Eat24, which consisted of assets that were material to or necessary for the operation of the Eat24 business that were not then owned by Eat24. The Company entered into a Marketing Partnership Agreement (“Partnership Agreement”) with the Purchaser concurrently with the Purchase Agreement. The purpose of the Disposal was to further capitalize on the Company's strong market position of connecting people with local businesses by selling Eat24 to the Purchaser, which has a strong presence in online and mobile food ordering, and entering into the Partnership Agreement, pursuant to which the Company earns a fee on all food orders placed through the Grubhub restaurant network, including Eat24 restaurants, that originate on the Company's Platform.

The Company received $251.7 million in cash at closing; the Purchaser paid the remaining $28.8 million of the purchase price into an escrow account, which will be held for an 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement and is presented on the Company's consolidated balance sheets as an Other non-current asset (see Note 8). The Company received $1.0 million in additional purchase consideration on December 14, 2017 as a net working capital adjustment. As a result of the sale, the Company recognized a pre-tax gain of $164.8 million during the three months ended December 31, 2017, which is included in gain on disposal of a business unit in the Company's consolidated statement of operations, which is net of $0.3 million in disposal related costs. Prior to the Disposal, Eat24 was its own reporting unit and $110.8 million of goodwill associated with the Eat24 reporting unit was derecognized and included with the net assets disposed. Due to the Company's adoption of ASC 606 on January 1, 2018 (see Note 1), the gain recognized on the sale of Eat24 decreased by $1.1 million to $163.7 million. This decrease in the gain recognized was a result of higher net assets of Eat24 as of the closing date as a result of the adoption of ASC 606, which related to the recognition of capitalized contract costs.

The Disposal was accounted for as an asset group disposal in accordance with Accounting Standards Codification 360, "Property, Plant, and Equipment." The results of Eat24's operations are included in the Company's consolidated financial statements through October 10, 2017. The loss before provision for income taxes attributable to Eat24 for the three months ended March 31, 2017 was $3.8 million.

The Company acquired Eat24 on February 9, 2015. The final disbursement from the escrow account created to secure indemnification obligations related to the acquisition was completed in the three months ended March 31, 2018.

8. OTHER NON-CURRENT ASSETS
Other non-current assets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Escrow deposit	$28,750	$28,750
Deferred contract costs	9,683	9,089
Other	2,924	2,589
Total other non-current assets	$41,357	$40,428
The escrow deposit is the funds held in escrow related to the disposal of Eat24 (see Note 7), which will be held for an 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement. The remaining other non-current assets are primarily deferred tax assets.
Deferred contract costs as of March 31, 2018 and December 31, 2017, and changes in deferred contract costs during the three months ended March 31, 2018, were as follows (in thousands):

Three Months Ended March 31, 2018

Balance, beginning of period	$9,089
Less: amortization recorded in sales and marketing expense	(2,535)
Add: costs deferred on new contracts	3,129
Balance, end of period	$9,683
9. CONTRACT BALANCES
The allowance for doubtful accounts as of March 31, 2018, and changes in the allowance for doubtful accounts during the three months ended March 31, 2018, were as follows (in thousands):

Three Months Ended March 31, 2018

Balance, beginning of period	$8,602
Add: bad debt expense	7,636
Less: write-offs, net of recoveries	(6,103)
Balance, end of period	$10,135
Contract liabilities include deferred revenue on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligations of the contract to the customer.
As of March 31, 2018, deferred revenue was $3.5 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending June 30, 2018. Changes in deferred revenue during the three months ended March 31, 2018 were as follows (in thousands):

Three Months Ended March 31, 2018
Balance, beginning of period	$3,469
Less: Recognition of deferred revenue from beginning balance	(2,179)
Add: Net increase in current period contract liabilities	2,184
Balance, end of period	$3,474
No other contract assets or liabilities are recorded on the Company's condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.
10. ACCRUED LIABILITIES
Accrued liabilities as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued tax liabilities	$32,063	$32,617
Accrued compensation	27,098	17,725
Accrued sales and marketing	6,549	3,458
Other accrued expenses	17,703	19,865
Total accrued liabilities	$83,413	$73,665
11. LONG-TERM LIABILITIES

Long-term liabilities as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred rent	$28,944	$26,904
Other long-term liabilities	3,895	3,833
Total long-term liabilities	$32,839	$30,737
Other long-term liabilities primarily comprise deferred tax liabilities.
12. COMMITMENTS AND CONTINGENCIES
Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2018 to 2029. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $12.0 million and $9.8 million for the three months ended March 31, 2018 and 2017, respectively.
The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rental income was $0.7 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.
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
Under the Purchase Agreement, the Company agreed to indemnify the Purchaser and certain related parties against certain losses arising out of Purchaser's acquisition of Eat24, including, but not limited to, any breach or inaccuracy of any representation or warranty made by the Company or Eat24 in the Purchase Agreement. The Company's indemnification obligations are subject to the terms and conditions set forth in the Purchase Agreement, and are capped at the purchase price received by the Company in the Disposal.
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
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	March 31, 2018		December 31, 2017
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	83,956,890	200,000,000	83,724,916
Undesignated Preferred Stock	10,000,000	—	10,000,000	—
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
During the three months ended March 31, 2018, the Company repurchased on the open market 910,332 shares for an aggregate purchase price of $37.0 million, of which $33.3 million was paid in cash for 821,968 shares during the three months ended March 31, 2018. As of March 31, 2018, the Company had a treasury stock balance of 360,380 shares, which were excluded from our outstanding share count, and subsequently retired in April 2018.
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
Stock Options
Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value of a share of the Company’s common stock at date of grant. Options granted to date generally vest over a three- or four-year period, on one of four schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; (c) ratably on a monthly basis; or (d) 35% vesting over the first year, 40% vesting over the second year and 25% vesting over the third year. Options granted are generally exercisable for up to 10 years. The Company issues new shares when stock options are exercised.
A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2017	7,078,932	$22.70	5.56	$145,613
Granted	671,250	43.58
Exercised	(313,437)	18.13
Canceled	(44,397)	49.20
Outstanding - March 31, 2018	7,392,348	$24.63	5.81	$136,698
Options vested and exercisable as of March 31, 2018	5,642,395	$20.94	4.84	$125,460

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $8.0 million and $4.9 million for the three months ended March 31, 2018 and 2017, respectively.
The weighted-average grant date fair value of options granted was $18.78 and $15.53 per share for the three months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, total unrecognized compensation costs related to unvested stock options was approximately $26.7 million, which is expected to be recognized over a weighted-average time period of 2.8 years.
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
A summary of RSU activity for the three months ended March 31, 2018 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested - December 31, 2017	7,249,205	$34.57
Granted	1,278,021	43.88
Released	(783,737)	35.81
Canceled	(289,851)	34.88
Unvested - March 31, 2018	7,453,638	$36.02
As of March 31, 2018, the Company had approximately $253.1 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.7 years.
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
There were no shares purchased by employees under the ESPP in the three months ended March 31, 2018 or 2017. The Company recognized $0.6 million and $0.6 million of stock-based compensation expense related to the discounted share price provided to employees under the ESPP in the three months ended March 31, 2018 and 2017, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$1,030	$981
Sales and marketing	7,518	6,868
Product development	13,435	11,208
General and administrative	5,751	5,277
Total stock-based compensation	$27,734	$24,334
The Company capitalized $1.8 million and $1.4 million of stock-based compensation expense as website development costs in the three months ended March 31, 2018 and 2017, respectively.
14. OTHER INCOME, NET
Other income, net for the three months ended March 31, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income, net	$2,624	$680
Transaction (loss) gain on foreign exchange	(26)	15
Other non-operating income, net	6	37
Other income, net	$2,604	$732
15. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The Company recorded an income tax provision of $0.1 million in each of the three months ended March 31, 2018 and 2017, in both periods due to $0.1 million in U.S. state and foreign income tax expense, offset by immaterial net discrete tax benefits.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to "Ordinary" income or loss (income or loss before income taxes excluding unusual or infrequently occurring discrete items) for the reporting period. For the three months ended March 31, 2018, a discrete effective tax rate method was used in jurisdictions where a small change in estimated Ordinary income has a significant impact on the annual effective tax rate. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences and stock-based compensation expense. Jurisdictions where no benefit is recorded on forecasted losses were excluded from the consolidated effective tax rate. As of March 31, 2018, the total amount of gross unrecognized tax benefits was $20.4 million, $19.5 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of March 31, 2018, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended March 31, 2018, the Company’s gross unrecognized tax benefits increased by $2.2 million, an immaterial amount which would affect the Company’s effective tax rate if recognized.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code that impact the Company's provision for income taxes, including, but not limited to, reducing the U.S. federal corporate tax rate from 35.0% to 21.0% (the "Tax Rate Reduction"), and requiring a one-time Deemed Repatriation Tax (the "Transition Tax") on certain un-repatriated earnings of foreign subsidiaries. However, because the Company has a net cumulative deficit on the earnings and profits of its foreign subsidiaries, it is not subject to the Transition Tax.
Prior to the effectiveness of the Tax Act, the Company did not recognize a deferred tax liability related to un-remitted foreign earnings because such earnings were expected to be reinvested indefinitely. Although the Company is not subject to the Transition Tax, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. However, it remains the Company’s intention to reinvest the earnings from its non-U.S. subsidiaries. As of March 31, 2018, the Company estimates that it had $2.4 million of cumulative earnings upon which U.S. income taxes had not been provided. Determination of the amount of unrecognized deferred tax liability with respect to unremitted foreign earnings, if any, is not practicable.

In March 2018, FASB issued Accounting Standards Update No. 2018-05, "Income Taxes Topic (740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company's accounting for the Tax Act was incomplete as of the quarter ended March 31, 2018. For the three months ended March 31, 2018, the Company did not make any measurement-period adjustments related to the Transition Tax and the re-measurement of deferred taxes and valuation allowance due to the Tax Rate Reduction previously estimated. Since ongoing guidance and accounting interpretation for the Tax Act are expected over the next nine months, the Company considers the accounting of other areas of the Tax Act to be incomplete as the Company continues to gather additional information and evaluate the provisions of the Tax Act and the application of ASU 2018-05. The Company expects to finalize the analysis and record any adjustments to provisional estimates within the measurement period in accordance with ASU 2018-05. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for fiscal years subsequent to 2003 remain open to examination. In the Company’s most significant foreign jurisdictions — Canada, Ireland, the United Kingdom and Germany — the tax years subsequent to 2010 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by an immaterial amount over the 12 months following December 31, 2017.
16. NET LOSS PER SHARE
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent, purchase rights related to the ESPP.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net loss attributable to common stockholders	$(2,286)	$(4,026)
Basic Shares:
Weighted-average shares outstanding	83,785	79,843
Diluted Shares:
Weighted-average shares outstanding to compute diluted net loss per share	83,785	79,843
Net loss per share attributable to common stockholders
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)
The following weighted-average stock-based instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	7,392	8,598
Restricted stock units	7,454	7,556
Employee stock purchase plan	86	85

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
Net Revenue
The following table presents the Company’s net revenue disaggregated by major product line for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net revenue by product:
Advertising	$214,043	$177,900
Transactions	3,839	18,065
Other services	5,192	2,209
Total net revenue	$223,074	$198,174
During the three months ended March 31, 2018 and 2017, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue disaggregated by major geographic region for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
United States	$219,924	$194,761
All other countries	3,150	3,413
Total net revenue	$223,074	$198,174
Long-Lived Assets
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	March 31, 2018	December 31, 2017
United States	$105,431	$100,990
All other countries	2,458	2,661
Total long-lived assets	$107,889	$103,651

18. RESTRUCTURING AND INTEGRATION
The following table presents the Company’s restructuring and integration costs for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Restructuring and integration	$—	$231
On November 2, 2016, the Company announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was completed by December 31, 2017. The Company incurred zero and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, in restructuring and integration costs associated with this plan related to severance costs for affected employees. No additional expense related to this restructuring plan is expected. No goodwill, intangible assets or other long-lived assets were impaired as a result of the restructuring plan. There were no remaining unpaid amounts related to this plan as of March 31, 2018 or December 31, 2017.

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
Overview
As the leading local business review site in the United States, we offer consumers unmatched local business information, as well as a convenient platform on which they can discover, engage and transact with local businesses to meet their everyday needs. Our value proposition to businesses is simple: we provide the opportunity to connect with the millions of purchase-intent driven consumers through our ad products; messaging features, such as Request-A-Quote; our transactions platform; and our retention tools, such as Yelp Wifi Marketing, among other ways.
We derive substantially all of our revenue from the sale of advertising products. In the three months ended March 31, 2018, our net revenue was $223.1 million, which represented an increase of 13% from the three months ended March 31, 2017, and we recorded a net loss of $2.3 million and adjusted EBITDA of $32.9 million in the three months ended March 31, 2018. Our net revenue for the three months March 31, 2018 reflects our adoption of the new revenue recognition standard, Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), on January 1, 2018. Although our adoption of ASC 606 did not significantly change our revenue recognition practices and policies, it impacted our previously reported net revenue, costs and expenses, net loss, EBITDA and adjusted EBITDA, and our financial results for the three months ended March 31, 2017 presented below have been updated to reflect ASC 606 accordingly. Please refer to Note 1 in our condensed consolidated financial statements for additional information regarding our adoption of ASC 606.
Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue investing for long-term growth in our key strategies:

•
Driving Monetization. By March 31, 2018, a majority of our sales force had begun selling advertising plans without fixed durations (referred to as "non-term contracts"), leading to a record increase in our paying advertising accounts for the quarter. We plan to continue exploring ways to make our sales process more efficient and to improve our ability to attract and retain advertisers.

•
Strengthening Our Competitive Position in the Restaurant Category. Our restaurants category receives the most traffic and reviews of any category on our platform, and allows us to attract and retain a large consumer audience with relatively low acquisition costs. In the three months ended March 31, 2018, we completed the integration of Grubhub's restaurant network onto our mobile app, further strengthening our position in this important category. The resulting increase in the number and quality of restaurants offerings available to users of our mobile app drove an acceleration in the volume of food orders placed through Yelp.

•
Generating Strong Usage and Engagement. Given the importance of the restaurants category, we are particularly focused on creating a compelling user experience to attract more new users and drive engagement on Yelp. In addition to substantially expanding the number of diners seated via Yelp in the three months ended March 31, 2018, we are taking advantage of our rich review content to provide app users with personalized recommendations and engaging editorial content.

•
Building Out Our Home & Local Services Offering. Searches, ad clicks and review contributions for our home & local services category grew faster than for any other category in the three months ended March 31, 2018, driven in large part by our Request-A-Quote feature. We plan to continue refining Request-A-Quote in the remainder of 2018.

During the remainder of 2018, we expect to continue investing in sales and marketing, including the expansion of our sales force, and capital expenditures, including increasing our office space and upgrading our technology and infrastructure to improve the ability of our platform to handle projected increases in usage and to enable the release of new features and solutions. As a result of this investment policy, we expect that our operating expenses will continue to increase for the foreseeable future.
As of March 31, 2018, we had 5,386 full-time employees, comprising 5,257 salaried employees and 129 non-salaried support staff, which represents an increase of 24% compared to March 31, 2017.
Key Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Reservations, Yelp Nowait, Yelp WiFi Marketing, our business owner products, or Yelp Eat24, which we sold on October 10, 2017.
Reviews
Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were not recommended or had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include reviews that are not recommended and that have been removed because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful to users to evaluate businesses and individual reviewers. Because our automated recommendation software continually reassesses which reviews to recommend based on new information that becomes available, the "recommended" or "not recommended" status of reviews may change over time. Reviews that are not recommended or that have been removed do not factor into a business’s overall star rating. By clicking on a link on a reviewed business’s page on our website, users can access the reviews that are not currently recommended for the business, as well as the star rating and other information about reviews that were removed for violation of our terms of service.
As of March 31, 2018, approximately 144.2 million reviews were available on business listing pages, including approximately 33.3 million reviews that were not recommended, after 11.2 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands):

	As of March 31,
	2018	2017
Reviews	155,328	127,478
Traffic
Traffic to our website and mobile app has three components: visitors to our non-mobile optimized website (our "desktop website"), visitors to our mobile-optimized website (our "mobile website") and mobile devices accessing our mobile app. We use the following metrics to measure each of these traffic streams:
Desktop and Mobile Website Unique Visitors. We calculate desktop unique visitors as the number of "users," as measured by Google Analytics, who have visited our desktop website at least once in a given month, averaged over a given three-month period. Similarly, we calculate mobile website unique visitors as the number of "users" who have visited our mobile website at least once in a given month, averaged over a given three-month period.

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
We anticipate that our mobile traffic will be the driver of our growth for the foreseeable future.
The following table presents our traffic for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Desktop Unique Visitors	73,668	78,167
Mobile Website Unique Visitors	69,901	73,192
App Unique Devices	30,115	25,827
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

	As of March 31,
	2018	2017
Claimed Local Business Locations	4,439	3,559
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

	Three Months Ended March 31,
	2018	2017
Paying Advertising Accounts	177	139

Results of Operations
The following table sets forth our results of operations for the periods indicated and as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2018 or any future period.

	Three Months Ended March 31,
	2018		2017
	Amount	% of revenue	Amount	% of revenue
	(in thousands, except percentages)
Net revenue by product:
Advertising	$214,043	96%	$177,900	90%
Transactions	3,839	2	18,065	9
Other services	5,192	2	2,209	1
Total net revenue	$223,074	100%	$198,174	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,732	7%	16,914	9%
Sales and marketing	119,641	54	108,532	55
Product development	51,493	23	39,871	20
General and administrative	32,007	14	27,166	13
Depreciation and amortization	10,028	4	10,151	5
Restructuring and integration	—	—	231	—
Total costs and expenses	227,901	102	202,865	102
Loss from operations	(4,827)	(2)	(4,691)	(2)
Other income, net	2,604	1	732	—
Loss before income taxes	(2,223)	(1)	(3,959)	(2)
Provision for income taxes	(63)	—	(67)	—
Net loss attributable to common stockholders	$(2,286)	(1)%	$(4,026)	(2)%
Net Revenue
We generate revenue from our advertising products, transactions and other services. Total net revenue increased $24.9 million, or 13%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Advertising. We generate advertising revenue from the sale of our advertising products — including enhanced listing pages and performance and impression-based advertising in search results and elsewhere on our platform — to businesses of all sizes. Advertising revenue also includes revenue generated from resale of our advertising products by certain partners and monetization of remnant advertising inventory through third-party ad networks.
Advertising revenue increased $36.1 million, or 20%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to a significant increase in the number of customers purchasing advertising plans and, to a lesser extent, increases in revenue from existing advertisers. The growth in customers was driven by purchases of non-term contracts, as we both expanded our sales force and increased the portion of our sales force selling non-term contracts. Although we have observed higher turnover rates for customers on non-term contracts, which provide advertisers with the ability to cancel their ad campaigns at any time, the increase in revenue associated with the increase in advertising accounts more than offset the impact from cancellations in the three months ended March 31, 2018. We expect our advertising revenue to continue to increase, as our sales force focuses on both increasing the number of paying advertising accounts and growing revenue generated from existing advertisers.
Transactions. We generate revenue from various transactions with consumers, including transactions placed through our partner integrations, the sale of Yelp Deals and Gift Certificates, and, through October 10, 2017, Yelp Eat24 transactions. Following our sale of Eat24 to Grubhub on October 10, 2017, we generate revenue from transactions placed through the Grubhub restaurant network, including Eat24 restaurants, that originate on Yelp pursuant to our partnership agreement with Grubhub.
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

Prior to the completion of our sale of Eat24, we generated revenue from our Yelp Eat24 business through arrangements with restaurants in which restaurants paid a commission percentage fee on orders placed through the Yelp Eat24 platform, which we recorded on a net basis. However, as described above, we no longer recognize revenue from Yelp Eat24 as a standalone product and instead earn fees on food orders placed through the Grubhub restaurant network that originate on Yelp. Although we expect the revenue we generate under the Grubhub arrangement to grow over time as new restaurants are added to Grubhub's restaurant network, we expect it to continue to be lower than the revenue previously generated by Yelp Eat24 for the foreseeable future. Accordingly, our sale of Eat24 has resulted in a reduction in our transactions revenue and slowing of our overall net revenue growth following the sale.
Transactions revenue decreased $14.2 million, or 79%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily the result of the sale of Eat24 in October 2017, partially offset by revenue earned from our partnership with Grubhub.
Other Services. We generate revenue through our Yelp Reservations and Yelp Nowait products, the Yelp WiFi Marketing analytics platform, licensing payments for access to Yelp data through our Yelp Knowledge program and other non-advertising related partnerships.
Other services revenue increased $3.0 million, or 135%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily due to revenue from Yelp Nowait and Yelp WiFi Marketing, as a result of our acquisitions of Nowait, Inc. ("Nowait") and Turnstyle Analytics Inc. ("Turnstyle") in February and April 2017, respectively, as well as increases in revenue from the Yelp Knowledge programs and Yelp Reservations. We expect our other services revenue to continue to increase, as our sales force focuses on increasing the number of subscriber accounts and expanding other partnerships.
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
Cost of revenue decreased $2.2 million, or 13%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily attributable to:

•	a decrease of $1.5 million in merchant fees related to credit card transactions as a result of a decline in transactions revenue following the sale of Eat24;

•
a decrease of $1.1 million in confirmation services and third-party food delivery costs due to the decline in number of transactions following the sale of Eat24, partially offset by confirmation services costs associated with Yelp Nowait and Yelp WiFi Marketing as a result of our acquisitions of Nowait and Turnstyle; and

•
a decrease of $0.5 million in set up and creative design costs, consisting primarily of video production costs, as a result of our transition to selling non-term advertising contracts, which do not provide businesses with the option to add videos to their accounts.

These decreases were partially offset by an increase of $0.9 million in website infrastructure expense, which primarily consists of website hosting costs and employee costs, due to increases in the number of visitors to our website and employees supporting the website infrastructure. We expect cost of revenue associated with our advertising customers to increase in 2018 as we increase the number of customers, offset by a reduction in cost of revenue associated with our transactions business as a result of our disposal of Eat24.
Sales and Marketing
Our sales and marketing expenses primarily consist of employee costs (including commission expense, amortized commission expense and stock-based compensation expense) for our sales and marketing employees. In addition, sales and marketing expenses include business and consumer acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs.
Sales and marketing expenses increased $11.1 million, or 10%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to:

•
$11.9 million in additional employee costs resulting from increases in headcount, including an increase in stock-based compensation expense of $0.7 million, as we expanded our sales organization to increase the number of paying advertising accounts and grow revenue from existing customers in the United States and Canada;

•	an increase of $2.4 million in our commission expenses (including amortized commission expense) as a result of improved sales team performance against their targets; and

•	an increase of $2.7 million in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount.
The increase was partially offset by a decrease of $5.9 million in marketing and advertising costs, primarily due to the cessation of Yelp Eat24 marketing activities.
Our sale of Eat24 in October 2017 resulted in an initial reduction in our sales and marketing expenses as we ceased marketing activities related to Yelp Eat24 and over 300 Yelp Eat24 sales and marketing employees transferred to Grubhub. However, we expect our sales and marketing expenses to continue to increase as we expand our communities, increase the number of advertising and subscription accounts and continue to build the Yelp brand in the United States and Canada. We expect the majority of sales and marketing expense increases for the foreseeable future to be related to hiring sales employees.
Product Development
Our product development expenses primarily consist of employee costs (including stock-based compensation expense) for our engineers, product management and information technology personnel. In addition, product development expenses include consulting costs, as well as allocated facilities and other supporting overhead costs.
Product development expenses increased $11.6 million, or 29%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to:

•
$10.5 million in additional salaries and benefits associated with an increase in headcount, including an increase in stock-based compensation expense (net of capitalized stock-based compensation expense) of $2.2 million; and

•	increases in facilities and other overhead allocations of $1.1 million as we leased additional office space and incurred additional costs for our expanding headcount.
We believe that continued investment in research and development of new features, software development tools and code modification is important to attaining our strategic objectives and, as a result, we expect product development expenses to continue to increase for the foreseeable future. Although our sale of Eat24 has reduced our product development expenses associated with that product, we have redeployed the associated internal resources elsewhere within our organization and, as a result, the sale has not had a material impact on our overall product development expenses as a result.
General and Administrative
Our general and administrative expenses primarily consist of employee costs (including stock-based compensation expense) for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include bad debt expense, outside consulting, legal and accounting services, as well as facilities and other supporting overhead costs.
General and administrative expenses increased $4.8 million, or 18%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to:

•	$2.1 million in additional employee costs associated with an increase in headcount, including an increase in stock-based compensation expense of $0.5 million; and

•	an increase in bad debt expense of $2.1 million due to continued growth in advertising revenue.
We expect bad debt expense to increase as our advertising revenue continues to grow. Our other general and administrative costs should also increase for the foreseeable future as we continue to expand our business. The sale of Eat24 has not had a material impact on our general and administrative costs, as those resources were redeployed elsewhere within our organization.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense decreased $0.1 million, or 1%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of a decrease of $1.0 million in amortization related to our intangibles, primarily due to the disposal of intangible assets in the sale of Eat24, offset by an increase of $0.9 million in depreciation and amortization expense related to our property, equipment and capitalized website and software development costs as a result of our investments to support our increase in headcount across the organization.

We expect depreciation expense to increase for the foreseeable future as we continue to expand our technology infrastructure and lease additional office space. Amortization expense is likely to be lower for the foreseeable future as a result of the disposal of intangible assets in our sale of Eat24.
Restructuring and Integration
On November 2, 2016, we announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was completed by December 31, 2017. We incurred $0.2 million in restructuring and integration costs in the three months ended March 31, 2017 associated with this plan related to severance costs for affected employees. We incurred no further expenses for this plan in the three months ended March 31, 2018 and do not expect to incur any additional expenses in the future. No goodwill, intangibles or other long-lived assets were impaired as a result of the restructuring plan.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.
Other income, net increased by $1.9 million, or 256%, in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by an increase in interest income resulting from significant increases in marketable securities and cash held in interest-bearing accounts due in particular to proceeds received on the sale of Eat24.
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
The tax provision for the three months ended March 31, 2018 was consistent with that of the three months ended March 31, 2017. In each period, we recognized a tax provision of $0.1 million that primarily consisted of foreign income tax provision on year-to-date losses, offset by immaterial net discrete tax benefits.
Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents of $392.3 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of March 31, 2018 was $7.7 million. We did not have any outstanding bank loans or credit facilities in place as of March 31, 2018. Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended (“ESPP”). In addition, in the fourth quarter of 2017, we completed our sale of Eat24 to Grubhub and received a total of $252.7 million in cash, with an additional $28.8 million currently being held in escrow for an 18-month period after closing to secure our indemnification obligations in connection with the sale.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this Quarterly Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements, our anticipated repurchases of common stock pursuant to our stock repurchase program, payment of taxes related to the net share settlement of equity awards as well as purchases of property, equipment and software for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may require or otherwise seek additional funds in the next 12 months to respond to business challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies, and, accordingly, we may need to engage in equity or debt financings to secure additional funds.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Condensed Consolidated Statements of Cash Flows Data:
Cash provided by operating activities	$38,296	$41,235
Cash used in investing activities	(153,491)	(43,435)
Cash (used in) provided by financing activities	(39,974)	3,287
Operating Activities. We generated $38.3 million of cash from operating activities during the three months ended March 31, 2018, primarily resulting from our net loss of $2.3 million, which included non-cash depreciation and amortization expenses of $10.0 million, non-cash stock-based compensation expense of $27.7 million and non-cash provision for doubtful accounts and sales returns of $8.1 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $7.0 million due to an increase in billings for advertising plans, particularly for customers paying in-arrears, as well as the timing of payments from these customers;

•
an increase in prepaid expenses and other assets of $5.1 million, primarily driven by an increase in the purchase of prepaid software licenses and prepayments relating to certain cost of revenue related vendors; and

•
an increase in accounts payable, accrued expenses and other liabilities of $7.7 million, primarily driven by an increase in accrued compensation costs, particularly vacation and commission costs, as well as the timing of invoices from and payments to vendors, particularly sales and marketing related vendors.

We generated $41.2 million of cash in operating activities in the three months ended March 31, 2017, primarily resulting from our net loss of $4.0 million, which included non-cash depreciation and amortization expenses of $10.2 million, non-cash stock-based compensation expense of $24.3 million and non-cash provision for doubtful accounts and sales returns of $5.9 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•
increase in accounts receivable of $4.5 million due to an increase in billings for advertising plans, primarily for customers paying in-arrears, as well as the timing of payments from these customers; and

•
increase in accounts payable, accrued expenses and other liabilities of $10.5 million, primarily driven by an increase in accrued compensation costs, particularly vacation and other employee-related expenses, as well as the timing of invoices from and payments to vendors, particularly sales and marketing-related vendors.

Investing Activities. Our primary investing activities in the three months ended March 31, 2018 consisted of purchases of marketable securities, purchases of property and equipment to support the ongoing build-out of leasehold improvements for our new facilities in San Francisco and New York, the purchase of technology hardware to support our growth in headcount and internally developed software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect our investment in property and equipment, leasehold assets and the development of software to increase in 2018 compared to 2017.
We used $153.5 million of cash in investing activities during the three months ended March 31, 2018. Cash used in investing activities during this period primarily related to purchases of marketable securities of $280.9 million, expenditures related to website and internally developed software of $4.7 million and purchases of property, equipment and software of $10.9 million to support the growth in our business. Cash used in investing activities was offset by the maturity of $143.0 million of investment securities held-to-maturity.

We used $43.4 million of cash in investing activities during the three months ended March 31, 2017. Cash used in investing activities during this period primarily related to purchases of marketable securities of $74.0 million, an increase in expenditures related to website and internally developed software of $4.2 million, purchases of property, equipment and software of $2.5 million to support the growth in our business, and our acquisition of Nowait for net cash consideration of $30.8 million, which includes intangible assets of $12.7 million. Cash used in investing was offset by $68.0 million of maturities of investment securities held-to-maturity.
Financing Activities. During the three months ended March 31, 2018, we used $40.0 million for financing activities, consisting of $33.3 million to repurchase shares of common stock pursuant to our stock repurchase program and $12.3 million to pay taxes related to the net share settlement of equity awards for our employees, offset by $5.7 million in cash generated from the issuance of common stock upon exercise of stock options.
During the three months ended March 31, 2017, we generated $3.3 million from financing activities from the issuance of common stock upon the exercise of stock options.
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
During the three months ended March 31, 2018, we repurchased on the open market approximately 0.8 million shares for an aggregate purchase price of $33.3 million, which was paid in cash. As of March 31, 2018, we had a treasury stock balance of approximately 0.4 million shares, which were excluded from our outstanding share count as of that date and subsequently retired in April 2018. We funded these repurchases, and expect to fund any future repurchases under the stock repurchase program, with cash available on our balance sheet.
Net Share Settlement of Equity Awards
In 2018, we began settling the employee tax liabilities associated with the vesting of RSUs through net share withholding — rather than selling a portion of the vested shares to cover taxes, as we had previously — for all employees. As a result, we paid $12.3 million of employee taxes in cash during the three months ended March 31, 2018. We expect that this will result in an increase in cash used in financing activities going forward.
Non-GAAP Financial Measures
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). However, we have also disclosed below EBITDA and adjusted EBITDA , which are non-GAAP financial measures. We have included EBITDA and adjusted EBITDA because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Accordingly, we believe that EBITDA and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In our filings with the SEC prior to this Quarterly Report, we also disclosed non-GAAP net income, another non-GAAP financial measure. However, management believes EBITDA and adjusted EBITDA to be more useful measures for evaluating our performance, and will not provide non-GAAP net income going forward as a result.
EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, EBITDA and adjusted EBITDA should not be viewed as substitutes for, or superior to, net loss prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and adjusted EBITDA do not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	EBITDA and adjusted EBITDA do not reflect the impact of the recording or release of valuation allowances;

•	adjusted EBITDA does not take into account any restructuring and integration costs; and

•	other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.
Because of these limitations, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including net loss and our other GAAP results. The tables below present reconciliations of EBITDA and adjusted EBITDA to net loss, the most directly comparable GAAP financial measure in each case, for each of the periods indicated. Net loss was $2.3 million and $4.0 million in the three months ended March 31, 2018 and 2017, respectively.
EBITDA. EBITDA is a non-GAAP financial measure that we calculate as GAAP net loss, adjusted to exclude: provision for income taxes; other income, net; and depreciation and amortization. EBITDA was $5.2 million and $5.5 million for the three months ended March 31, 2018 and 2017, respectively.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as GAAP net loss, adjusted to exclude: provision for income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and restructuring and integration costs. Adjusted EBITDA was $32.9 million and $30.0 million for the three months ended March 31, 2018 and 2017, respectively.
The following is a reconciliation of EBITDA and adjusted EBITDA to GAAP net loss (in thousands):

	Three Months Ended March 31,
	2018	2017
Reconciliation of GAAP net loss to EBITDA and adjusted EBITDA:
GAAP net loss	$(2,286)	$(4,026)
Provision for income taxes	63	67
Other income, net	(2,604)	(732)
Depreciation and amortization	10,028	10,151
EBITDA	5,201	5,460
Stock-based compensation	27,734	24,334
Restructuring and integration costs	—	231
Adjusted EBITDA	$32,935	$30,025
Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act, in the three months ended March 31, 2018 or 2017.
Contractual Obligations
We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2018 to 2029. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of March 31, 2018, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties and purchases of website hosting services. The following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities as of March 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Operating lease obligations	$320,905	$50,351	$105,955	$80,921	$83,678
Purchase obligations	$144,922	$34,147	$59,775	$51,000	$—
The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of March 31, 2018, our total liability for uncertain tax positions was $3.6 million of the total unrecognized benefit of $20.4 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.
We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of March 31, 2018, our future minimum rental receipts to be received under non-cancelable subleases were $5.8 million.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks include primarily interest rate, foreign exchange risks and inflation, and have not changed materially from the market risks we were exposed to in the year ended December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

•
Content Scraping. From time to time, other companies copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. This may also result in increases to our reported traffic metrics that do not represent increases in consumer usage of our platform. For example, we discovered that a portion of our desktop traffic has been attributable to a single robot since the third quarter of 2016, which does not represent valid consumer traffic. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

•
Macroeconomic Conditions. Consumer purchases of discretionary items generally decline during recessions and other periods in which disposable income is adversely affected. As a result, adverse economic conditions may impact consumer spending, particularly with respect to local businesses, which in turn could adversely impact the number of consumers visiting our platform.

•
Review Concentration. Our restaurant and shopping categories together accounted for approximately 38% of the businesses that had received reviews and approximately 56% of the reviews available on our platform as of March 31, 2018. Although these categories generate a substantial portion of our traffic, if the high concentration of reviews generates a perception that our platform is primarily limited to these categories, our traffic may not increase to the extent otherwise possible.

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

*We generate substantially all of our revenue from advertising. If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.
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

•
Traffic Quality. The success of our advertising program depends on delivering positive results to our advertising customers. Low-quality or invalid traffic, such as robots, spiders and the mechanical automation of clicking, may be detrimental to our relationships with advertisers and could adversely affect our advertising pricing and revenue. For example, in 2017 we discovered that a portion of our desktop traffic since the third quarter of 2016 had been, and continues to be, attributable to a single robot. While we do not believe the traffic from this robot represents a material amount of our overall reported traffic or has impacted our ad delivery, our initial delay and any future delays in detecting and removing such invalid traffic may harm our reputation among advertisers. Similarly, if we fail to detect and prevent click fraud or other invalid clicks on ads, the affected advertisers may experience or perceive a reduced return on their investments, which could lead to dissatisfaction with our products, refusals to pay, refund demands or withdrawal of future business.

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
*Our ability to increase our revenue depends on our ability to introduce successful new products and services, including products and services outside of our historical core business. Our ongoing investment in such products and services involves significant risks, could disrupt our current operations and may not produce the long-term benefits that we expect.

Our industry is rapidly evolving and intensely competitive; our ability to compete successfully and increase our revenue depends on our ability to deliver innovative, relevant and useful products to our customers in a timely manner. As a result, we have invested and expect to continue to invest in new products and services, including products and services outside of our historical core business, such as our planned investments in Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing in 2018. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including distracting management and reducing investment in our core business. Any resulting new products and services may fail to generate sufficient revenue, operating margin or other value to justify our investments in them, thereby harming our ability to generate revenue both directly and indirectly as a result of foregoing the opportunity for higher investment in our core advertising business, in other product lines and other initiatives.
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
In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering with certain of its products, including search and maps. The resulting promotion of Google’s own competing products in its web search results has negatively impacted the search ranking of our website. Because Google in particular is the most significant source of traffic to our website, accounting for a substantial portion of the visits to our website, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results, could have a substantial negative effect on our business and results of operations.
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
We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing and administrative software solutions. We also rely on partnership integrations for various transactions available through Yelp, including Grubhub for food-ordering services. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. For example, the integration of the remainder of Grubhub's restaurant network onto our desktop website and the ongoing maintenance of the integration once complete may require significant time, resources and expense, and may divert the attention of our management and employees from other aspects of our business operations. Any delays in completing the Grubhub partnership integration may increase the amount of resources we devote to it, which could adversely affect our business. Once fully integrated, there can be no assurance that we will be able to realize the intended benefits of the Grubhub partnership.
It is possible that these third-party providers and strategic partners may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to certain of our partners, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, our entry into the online reservations space with our acquisition of SeatMe, Inc. in 2013 put us in competition with OpenTable, which led to the end of our partnership with OpenTable in 2015. Our focus on integrating additional partners to expand our transaction capabilities may exacerbate this risk. If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or similar services. We have had, and may in the future have, disagreements or disputes with our partners about our respective contractual obligations, which could result in legal proceedings or negatively affect our brand and reputation.

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
Despite these efforts, we cannot guarantee that each of the approximately 110.9 million reviews on our platform that had been recommended and that had not been removed as of March 31, 2018 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.
Moreover, the actions of our partners may affect our brand if users do not have a positive experience transacting through our partnership integrations. If others misuse our brand or pass themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. For example, we have encountered instances of reputation management companies falsely representing themselves as being affiliated with us when soliciting customers; this practice could be contributing to the perception that business owners can pay to manipulate reviews, rankings and ratings. Our website and mobile app also serve as a platform for expression by our users, and third parties or the public at large may also attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.
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
Any or all of these issues could negatively impact our ability to attract new users, deter current users from returning to our platform, cause existing or potential advertisers to cancel their contracts or subject us to third-party lawsuits or other liabilities. For example, we work with a third-party vendor to process credit card payments by users and businesses, and are subject to payment card association operating rules. Compliance with applicable operating rules, however, will not necessarily prevent illegal or improper use of our payment systems, or the theft, loss or misuse of payment information. If our security measures fail to prevent fraudulent credit card transactions and protect payment information adequately as a result of employee error, malfeasance or otherwise, or we fail to comply with the applicable operating rules, we could be liable to the users and businesses for their losses, as well as the vendor under our agreement with it, and be subject to fines and higher transaction fees. In addition, government authorities could also initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.
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
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize from time to time, as an indication of our future performance. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $850.8 million in 2017, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. While our decision to focus our sales and marketing resources primarily on the United States and Canada may result in some cost savings, it also limits the markets from which we generate revenue and our ability to expand internationally in the future. Similarly, while our sale of Eat24 has resulted in some cost savings, it has also resulted in a substantial reduction in our transactions revenue, which will not be fully offset by revenue from our Grubhub partnership. We cannot predict the impact of these plans on our long-term prospects or the impact that fully outsourcing food ordering on our platform may have on our brand and reputation.
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

•
new accounting pronouncements or changes in existing accounting standards and practices, such as our adoption on January 1, 2018 of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (refer to Note 1 of our condensed consolidated financial statements for additional information on the new guidance and its impact on us); and

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

In particular, the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Although we have provisionally concluded that the Tax Act had no net impact on our financial statements for the three months ended March 31, 2018, this conclusion may change as a result of changes in interpretations of the Tax Act, any legislative action to address questions that arise under the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates that we used to calculate the impact of the Tax Act. We currently anticipate finalizing and recording any such adjustments no later than December 22, 2018. Please refer to Note 15 in our condensed consolidated financial statements for additional information regarding the Tax Act’s impact on us.
In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the Internal Revenue Service or other taxing authorities assess additional taxes as a result of examinations or changes to applicable law or interpretations of the law, we may be required to record charges to our operations, which could harm our business, operating results and financial condition.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2017, our common stock’s daily closing price ranged from $27.38 to $47.58, and was $44.50 on May 1, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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

•	investor sentiment with respect to our competitors, business partners and industry in general;

•	any disruption to the proper operation of our network infrastructure or compromise of our security measures;

•	reporting on our business by the financial media, including television, radio and press reports and blogs;

•	fluctuations in the value of companies perceived by investors to be comparable to us;

•	changes in the way we measure our key metrics;

•	sales of our common stock;

•	changes in laws or regulations applicable to our solutions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions such as recessions or interest rate changes.

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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2018, we had 83,596,510 shares of common stock outstanding.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended March 31, 2018 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Weighted-Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 - January 31, 2018	—	—	—	$187,382
February 1 - February 28, 2018	550	39.99	550	$165,389
March 1 - March 31, 2018	360	41.62	360	$150,389

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
†
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YELP INC.
Date: May 10, 2018	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)