Form 10-Q
period 2018-06-30
YELP INC
filed 2018-08-09
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒
As of July 31, 2018, there were 83,675,059 shares of registrant’s common stock, par value $0.000001 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017 (1)
Assets
Current assets:
Cash and cash equivalents	$389,416	$547,850
Short-term marketable securities	413,946	273,366
Accounts receivable (net of allowance for doubtful accounts of $9,360 and $8,602 at June 30, 2018 and December 31, 2017, respectively)	78,452	76,173
Prepaid expenses and other current assets	20,621	15,700
Total current assets	902,435	913,089
Long-term marketable securities	—	25,032
Property, equipment and software, net	109,673	103,651
Goodwill	106,526	107,954
Intangibles, net	15,125	16,893
Restricted cash	22,166	18,554
Other non-current assets	42,299	40,428
Total assets	$1,198,224	$1,225,601
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,808	$9,033
Accrued liabilities	52,469	73,665
Deferred revenue	3,668	3,469
Total current liabilities	65,945	86,167
Long-term liabilities	33,845	30,737
Total liabilities	99,790	116,904
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value, 200,000,000 shares authorized – 83,792,697 shares issued and outstanding at June 30, 2018 and 83,724,916 shares issued and outstanding at December 31, 2017	—	—
Additional paid-in capital	1,086,727	1,038,017
Treasury stock	—	(46)
Accumulated other comprehensive loss	(10,032)	(8,444)
Retained earnings	21,739	79,170
Total stockholders' equity	1,098,434	1,108,697
Total liabilities and stockholders' equity	$1,198,224	$1,225,601

(1)
As of January 1, 2018, the Company adopted Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), using the full retrospective method. Accordingly, the Company has recast certain amounts in prior periods presented. See Note 1 below for additional discussion.

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Net revenue	$234,863	$209,945	$457,937	$408,120
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,708	18,056	29,440	34,970
Sales and marketing	120,653	104,921	240,294	213,450
Product development	52,789	42,088	104,282	81,959
General and administrative	28,583	27,042	60,590	54,208
Depreciation and amortization	10,509	10,662	20,537	20,813
Restructuring and integration	—	21	—	251
Total costs and expenses	227,242	202,790	455,143	405,651
Income from operations	7,621	7,155	2,794	2,469
Other income, net	3,424	864	6,028	1,594
Income before income taxes	11,045	8,019	8,822	4,063
Provision for income taxes	(341)	(118)	(404)	(185)
Net income attributable to common stockholders	$10,704	$7,901	$8,418	$3,878
Net income per share attributable to common stockholders
Basic	$0.13	$0.10	$0.10	$0.05
Diluted	$0.12	$0.09	$0.09	$0.05
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	83,769	80,996	83,792	80,422
Diluted	88,651	84,860	89,088	85,132

(1)
As of January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Accordingly, the Company has recast certain amounts in the prior period presented. See Note 1 below for additional discussion.

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017(1)	2018	2017(1)
Net income attributable to common stockholders	$10,704	$7,901	$8,418	$3,878
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,187)	3,562	(1,618)	4,633
Foreign currency adjustments to net income upon liquidation of investment in foreign entities	—	(29)	30	(29)
Other comprehensive (loss) income	(3,187)	3,533	(1,588)	4,604
Comprehensive income	$7,517	$11,434	$6,830	$8,482

(1)
As of January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Accordingly, the Company has recast certain amounts in the prior period presented. See Note 1 below for additional discussion.

See notes to condensed consolidated financial statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017(1)
OPERATING ACTIVITIES:
Net income attributable to common stockholders	$8,418	$3,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,537	20,813
Provision for doubtful accounts and sales returns	14,608	10,792
Stock-based compensation	56,539	49,699
Other adjustments	(1,911)	267
Changes in operating assets and liabilities:
Accounts receivable	(15,208)	(9,661)
Prepaid expenses and other assets	(6,924)	(1,421)
Accounts payable, accrued expenses and other liabilities	(15,325)	1,472
Deferred revenue	203	484
Net cash provided by operating activities	60,937	76,323
INVESTING ACTIVITIES:
Purchases of marketable securities	(403,324)	(124,855)
Maturities of marketable securities	290,000	140,000
Acquisition of a business, net of cash received	—	(50,544)
Purchases of property, equipment and software	(15,018)	(4,079)
Capitalized website and software development costs	(10,139)	(8,030)
Other investing activities	34	58
Net cash used in investing activities	(138,447)	(47,450)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	16,221	19,354
Repurchases of common stock	(65,789)	—
Taxes paid related to the net share settlement of equity awards	(27,953)	—
Net cash (used in) provided by financing activities	(77,521)	19,354
Effect of exchange rate changes on cash, cash equivalents and restricted cash	209	548
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(154,822)	48,775
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	566,404	289,518
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$411,582	$338,293
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$28,815	$1
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable, accrued expenses and other liabilities	$2,294	$1,398
Tax liability related to net share settlement of equity awards included in accrued liabilities	1,088	—

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

YELP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS FOR PRESENTATION
Yelp Inc. was incorporated in Delaware on September 3, 2004. Except where specifically noted or the context otherwise requires, the use of terms such as the "Company" and "Yelp" in these Notes to Condensed Consolidated Financial Statements refers to Yelp Inc. and its subsidiaries.
Yelp connects people with great local businesses by bringing "word of mouth" online and providing a platform for businesses and consumers to engage and transact. Yelp’s platform is transforming the way people discover local businesses; every day, millions of consumers visit its website or use its mobile app to find great local businesses to meet their everyday needs. Businesses of all sizes use the Yelp platform to engage with consumers at the critical moment when they are deciding where to spend their money.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018 (the "Annual Report").
The unaudited condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements and certain balances that have been recast as a result of the adoption of new accounting pronouncements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as follows:
Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for such goods or services. ASC 606 also modified Subtopic Accounting Standards Codification 340-40, "Other Assets and Deferred Costs—Contracts with Customers," which requires the Company to recognize a deferred cost asset for the incremental costs of obtaining a contract with a customer. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective method and, accordingly, has recast each prior reporting period presented. The Company's adoption of ASC 606 resulted in the following adjustments to its previously reported results (in thousands):

	As Previously Reported	Impact of ASC 606 Adoption	As Currently Reported
Statement of Operations—Three Months Ended June 30, 2017
Net revenue	$208,864	$1,081	$209,945
Costs and Expenses:
Sales and marketing	105,232	(311)	104,921
General and administrative	25,961	1,081	27,042
Net income attributable to common stockholders	7,590	311	7,901
Basic net income per share	0.09	0.01	0.10

Statement of Operations—Six Months Ended June 30, 2017
Net revenue	$406,187	$1,933	$408,120
Costs and Expenses:
Sales and marketing	214,518	(1,068)	213,450
General and administrative	52,275	1,933	54,208
Net income attributable to common stockholders	2,810	1,068	3,878
Basic net income per share	0.03	0.02	0.05
Diluted net income per share	0.03	0.02	0.05

Balance Sheet—As of December 31, 2017
Allowance for doubtful accounts	7,352	1,250	8,602
Other non-current assets	31,339	9,089	40,428
Retained earnings	70,081	9,089	79,170

Statement of Cash Flows—Six Months Ended June 30, 2017
Provision for doubtful accounts and sales returns	8,859	1,933	10,792
Change in accounts receivable	(7,728)	(1,933)	(9,661)
Change in prepaid expenses and other assets	(353)	(1,068)	(1,421)
Statement of Cash Flows—In November 2016, FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Subtopic 230): Restricted Cash" ("ASU 2016-18"), which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted the standard effective January 1, 2018 and recast the prior reported periods presented. The impact to the change in cash and cash equivalents balance previously reported on the consolidated statement of cash flows is presentation only; changes in restricted cash were previously included within investing activities and are now included in changes to the total cash balance within the condensed consolidated statements of cash flows.
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
The Company's transactions platform provides consumers with the ability to complete food delivery and other transactions through third parties directly on Yelp. The Company earns a per-transaction commission fee pursuant to partnership contracts for acting as an agent for these transactions, which it recognizes on a net basis and includes in revenue upon completion of a transaction, assuming all other revenue recognition criteria are met.
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
Contracts with Multiple Performance Obligations. Contracts with customers can include multiple performance obligations, where revenue is allocated to each performance obligation based on its relative standalone selling price ("SSP"). The Company determines SSP based on the prices of the promised goods or services charged when sold separately to customers, which are determined using contractually stated prices. The various products and services comprising contracts with multiple performance obligations are typically capable of being distinguished and accounted for as separate performance obligations.
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
Deferred Contract Costs—The Company classifies certain sales incentive compensation costs as incremental to obtaining the related contract. These costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. The Company uses a straight line basis as it expects the benefit of these costs to be realized uniformly over the amortization period. The amortization periods for contract costs, which extend up to 41 months, were determined based on both qualitative and quantitative factors, including product lifecycle attributes and customer retention historical data. For contract costs with amortization periods of less than 12 months, the Company applies a practical expedient to expense such costs as incurred. The Company assesses deferred contract costs for impairment on a quarterly basis. Amortized contract costs are recorded within sales and marketing expense on the consolidated statements of operations. Deferred contract costs are included within other non-current assets on the Company's consolidated balance sheets (see Note 8).
Deferred Revenue—The Company records deferred revenue when it has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligations of the contract to the customer.
Recent Accounting Pronouncements Not Yet Effective
In February 2016, FASB issued Accounting Standards Update No. 2016-02, "Leases" ("ASU 2016-02"). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets, as well as to recognize the expenses on its statements of operations in a manner similar to that required under current accounting rules. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard requires a modified retrospective transition for existing leases to each prior reporting period presented. The Company will adopt ASU 2016-02 on January 1, 2019 and is in the process of evaluating the impact on the Company's consolidated financial statements and accounting processes in conjunction with its review of contracts. Based on ongoing evaluations, the Company currently expects the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's consolidated balance sheet for real estate operating leases.
In January 2017, FASB issued Accounting Standards Update No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new standard, entities will perform goodwill impairment tests by comparing fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In March 2017, FASB issued Accounting Standards Update No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"). This new guidance requires entities to amortize purchased callable debt securities held at a premium to the earliest call date. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-08 to have a material impact on its consolidated financial statements.
In June 2018, FASB issued Accounting Standards Update No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). This new guidance changes the accounting for non-employee share-based payments to align with the accounting for employee stock compensation. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.
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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017

Cash	$135,288	$283,085
Cash equivalents	254,128	264,765
Total cash and cash equivalents	$389,416	$547,850
Restricted cash	22,166	18,554
Total cash, cash equivalents and restricted cash	$411,582	$566,404
As of June 30, 2018 and December 31, 2017, the Company had letters of credit collateralized fully by bank deposits which totaled $22.2 million and $18.6 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash on the Company's condensed consolidated balance sheets.
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
This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, corporate bonds, U.S. government bonds, agency bonds and agency discount notes are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly.
The following table represents the Company’s financial instruments measured at fair value as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$219,182	$—	$—	$219,182	$217,838	$—	$—	$217,838
Commercial paper	—	34,946	—	34,946	—	46,927	—	46,927
Marketable Securities:
Commercial paper	—	201,988	—	201,988	—	138,412	—	138,412
Corporate bonds	—	94,640	—	94,640	—	69,926	—	69,926
U.S. government bonds	—	64,037	—	64,037	—	—	—	—
Agency bonds	—	52,954	—	52,954	—	78,913	—	78,913
Agency discount notes	—	—	—	—	—	10,989	—	10,989
Total cash equivalents and marketable securities	$219,182	$448,565	$—	$667,747	$217,838	$345,167	$—	$563,005
4. MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity as of June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30, 2018
Short-term marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$201,993	$—	$(5)	$201,988
Corporate bonds	94,860	—	(220)	94,640
U.S. government bonds	64,060	2	(25)	64,037
Agency bonds	53,033	—	(79)	52,954
Total short-term marketable securities	413,946	2	(329)	413,619
Total marketable securities	$413,946	$2	$(329)	$413,619

	December 31, 2017
Short-term marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$138,412	$1	$(1)	$138,412
Corporate bonds	45,006	—	(41)	44,965
Agency bonds	78,958	—	(45)	78,913
Agency discount bonds	$10,990	$—	$(1)	$10,989
Total short-term marketable securities	$273,366	$1	$(88)	$273,279
Long-term marketable securities:
Corporate bonds	$25,032	$—	$(71)	$24,961
Total long-term marketable securities	$25,032	$—	$(71)	$24,961
Total marketable securities	$298,398	$1	$(159)	$298,240
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	June 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$94,640	$(220)	$—	$—	$94,640	$(220)
Agency bonds	52,954	(79)	—	—	52,954	(79)
U.S. government bonds	49,661	(25)	—	—	49,661	(25)
Commercial paper	14,949	(5)	—	—	14,949	(5)
Total	$212,204	$(329)	$—	$—	$212,204	$(329)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$78,913	$(45)	$—	$—	$78,913	$(45)
Corporate bonds	62,927	(112)	—	—	62,927	(112)
Agency discount notes	10,989	(1)	—	—	10,989	(1)
Commercial paper	3,975	(1)	—	—	3,975	(1)
Total	$156,804	$(159)	$—	$—	$156,804	$(159)
The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2018 and 2017, the Company did not recognize any other-than-temporary impairment loss.
5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Capitalized website and internal-use software development costs	$95,193	$81,710
Leasehold improvements	78,366	74,236
Computer equipment	37,824	32,450
Furniture and fixtures	17,192	16,435
Telecommunication	4,332	3,996
Software	1,487	1,212
Total	234,394	210,039
Less accumulated depreciation	(124,721)	(106,388)
Property, equipment and software, net	$109,673	$103,651
Depreciation expense was approximately $9.6 million and $8.3 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $18.8 million and $16.5 million for the six months ended June 30, 2018 and 2017, respectively.
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

The changes in carrying amount of goodwill during the six months ended June 30, 2018 were as follows (in thousands):

Balance as of December 31, 2017	$107,954
Effect of foreign currency translation	(1,428)
Balance as of June 30, 2018	$106,526
Intangible assets at June 30, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(1,382)	$8,536	9.9	years
Developed technology	7,832	(2,816)	5,016	3.6	years
Content	3,924	(3,638)	286	1.3	years
Domains and data licenses	2,869	(2,104)	765	1.8	years
Trademarks	877	(433)	444	1.7	years
User relationships	146	(68)	78	1.7	years
Total	$25,566	$(10,441)	$15,125

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(896)	$9,022	10.3	years
Developed technology	7,832	(2,071)	5,761	4.1	years
Content	4,005	(3,610)	395	1.8	years
Domain and data licenses	2,869	(1,847)	1,022	2.2	years
Trademarks	877	(287)	590	2.2	years
User relationships	146	(43)	103	2.2	years
Total	$25,647	$(8,754)	$16,893
Amortization expense was $0.9 million and $2.3 million for the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the estimated future amortization of purchased intangible assets for (i) the remaining six months of 2018, (ii) each of the succeeding four years, and (iii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2018 (from July 1, 2018)	$1,765
2019	3,277
2020	2,402
2021	2,262
2022	1,045
Thereafter	4,374
Total amortization	$15,125

7. ACQUISITIONS AND DISPOSALS
Nowait, Inc.
On February 28, 2017, the Company acquired Nowait, Inc. ("Nowait"). In connection with the acquisition, all outstanding capital stock and options and warrants to purchase capital stock of Nowait — including the 20% equity investment in Nowait the Company acquired in July 2016 — were converted into the right to receive an aggregate of approximately $39.8 million in cash. Of the total amount of consideration paid in connection with the acquisition, $7.9 million is being held in escrow for a two-year period after the closing to secure the Company’s indemnification rights. The key purpose underlying the acquisition was to secure waitlist system and seating tool technology. The Company utilized an income approach to determine the valuation of the Company’s existing equity investment in Nowait as of the acquisition date. The carrying value of the Company’s investment approximated its fair value.
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, "Business Combinations" ("ASC 805"), with the results of Nowait’s operations included in the Company’s condensed consolidated financial statements from February 28, 2017. The final purchase price allocation is as follows (in thousands):

February 28, 2017
Fair value of purchase consideration
Cash:
Distributed to Nowait stockholders	$31,892
Held in escrow account	7,945
Total purchase consideration	$39,837
Fair value of net assets acquired:
Cash and cash equivalents	$1,004
Intangible assets	12,670
Goodwill	25,959
Other assets	1,065
Total assets acquired	40,698
Liabilities assumed	(861)
Total liabilities assumed	(861)
Net assets acquired	$39,837
Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows (dollars in thousands):

Intangible Asset Type	Amount Assigned	Useful Life
Enterprise restaurant relationships	$8,500	12.0 years
Acquired technology	2,900	5.0 years
Trademarks	610	3.0 years
Local restaurant relationships	600	5.0 years
User relationships	60	3.0 years
Weighted average		9.6 years
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
The Company recorded no acquisition-related transaction costs for the three months ended June 30, 2018 and 2017, and zero and $0.1 million for the six months ended June 30, 2018 and 2017, respectively, which were included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The condensed consolidated statements of operations for the three and six months ended June 30, 2018 include $1.3 million and $2.5 million of revenue attributable to the Nowait product, respectively. The Company completed its integration of Nowait's operations into those of the Company during the three months ended December 31, 2017 and, as such, determining Nowait's contribution to the net income of the Company for the three and six months ended June 30, 2018 is impracticable.
The condensed consolidated statements of operations for the three and six months ended June 30, 2017 include $1.1 million and $1.3 million of revenue, and $2.4 million and $3.2 million of net loss, attributable to Nowait, respectively.
Turnstyle Analytics Inc.
On April 3, 2017, the Company acquired all of the equity interests in Turnstyle Analytics Inc. ("Turnstyle") for approximately $20.6 million, approximately $1.0 million of which represents compensation cost due to a continuous service requirement, and the remainder of which represents purchase consideration. Of the total consideration paid in connection with the acquisition, $3.1 million was initially held in escrow for an 18-month period after the closing to secure the Company’s indemnification rights. The balance remaining in the escrow fund was $3.0 million as of June 30, 2018. The key factor underlying the acquisition was to obtain a customer retention and loyalty product in the form of a location-based marketing and analytics platform that provides Wi-Fi as a digital marketing tool to expand its product offerings for local businesses.
The acquisition was accounted for as a business combination in accordance with ASC 805, with the results of Turnstyle’s operations included in the Company’s condensed consolidated financial statements from April 3, 2017. The final purchase price allocation is as follows (in thousands):

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
The intangible assets are being amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from the Company’s opportunity to expand its product offerings to local businesses through the Turnstyle marketing and analytics platform, which the Company renamed Yelp WiFi Marketing. None of the goodwill is deductible for tax purposes.

The Company recorded no acquisition-related transaction costs for the three and six months ended June 30, 2018. Following the acquisition date, the Company recorded acquisition-related transaction costs of approximately $0.3 million for the three months ended June 30, 2017, which were included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
The condensed consolidated statements of operations for the three and six months ended June 30, 2018 include $0.7 million and $1.5 million of revenue attributable to Yelp WiFi Marketing, respectively.
The Company completed its integration of Turnstyle's operations into those of the Company during the three months ended December 31, 2017 and, as such, determining Turnstyle's contribution to the net income of the Company for the three and six months ended June 30, 2018 is impracticable.
Following the acquisition date, $0.4 million of revenue and $0.6 million of net loss attributable to Turnstyle were included in the condensed consolidated statement of operations for the three months ended June 30, 2017.
Eat24, LLC
On October 10, 2017, pursuant to the terms of a Unit Purchase Agreement, dated as of August 3, 2017 (the "Purchase Agreement"), by and among the Company, Eat24, LLC, a wholly-owned subsidiary of the Company ("Eat24"), Grubhub Inc. ("Grubhub") and Grubhub Holdings Inc. ("Purchaser"), a wholly-owned subsidiary of Grubhub, the Company completed the sale of all of the outstanding equity interests in Eat24 to the Purchaser (the "Disposal"). Immediately prior to the closing of the Disposal, the Company transferred certain assets to Eat24, which consisted of assets that were material to or necessary for the operation of the Eat24 business that were not then owned by Eat24. The Company entered into a Marketing Partnership Agreement ("Partnership Agreement") with the Purchaser concurrently with the Purchase Agreement. The purpose of the Disposal was to further capitalize on the Company's strong market position of connecting people with local businesses by selling Eat24 to the Purchaser, which has a strong presence in online and mobile food ordering, and entering into the Partnership Agreement, pursuant to which the Company earns a fee on all food orders placed through the Grubhub restaurant network, including Eat24 restaurants, that originate on the Company's Platform.
The Company received $251.7 million in cash at closing; the Purchaser paid the remaining $28.8 million of the purchase price into an escrow account, which will be held for an 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement and is presented on the Company's consolidated balance sheets as an other non-current asset (see Note 8). The Company received $1.0 million in additional purchase consideration on December 14, 2017 as a net working capital adjustment. As a result of the sale, the Company recognized a pre-tax gain of $164.8 million during the three months ended December 31, 2017, which is included in gain on disposal of a business unit in the Company's consolidated statement of operations, which is net of $0.3 million in Disposal-related costs. Prior to the Disposal, Eat24 was its own reporting unit and $110.8 million of goodwill associated with the Eat24 reporting unit was derecognized and included with the net assets disposed. The gain recognized on the sale of Eat24 decreased by $1.1 million to $163.7 million as a result of an increase in the net assets of Eat24 as of the closing date due to the Company's adoption of ASC 606 on January 1, 2018 (see Note 1), which related to the recognition of capitalized contract costs.
The Disposal was accounted for as an asset group disposal in accordance with Accounting Standards Codification 360, "Property, Plant, and Equipment." The results of Eat24's operations are included in the Company's consolidated financial statements through October 10, 2017. The loss before provision for income taxes attributable to Eat24 for the three and six months ended June 30, 2017 was $4.6 million and $8.5 million, respectively.
The Company acquired Eat24 on February 9, 2015. The final disbursement from the escrow account created to secure indemnification obligations related to the Company's acquisition of Eat24 was completed in the three months ended March 31, 2018.
8. OTHER NON-CURRENT ASSETS
Other non-current assets as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Escrow deposit	$28,750	$28,750
Deferred contract costs	10,848	9,089
Other	2,701	2,589
Total other non-current assets	$42,299	$40,428

The escrow deposit is the funds held in escrow related to the Disposal of Eat24 (see Note 7), which are being held for an 18-month period after closing (provided, however, that any amounts subject to unresolved claims as of the end of the escrow period will remain in escrow until such claims are resolved) to secure the Purchaser's rights of indemnification under the Purchase Agreement. The remaining other non-current assets are primarily deferred tax assets.
Deferred contract costs as of June 30, 2018 and December 31, 2017, and changes in deferred contract costs during the six months ended June 30, 2018, were as follows (in thousands):

Six Months Ended June 30, 2018

Balance, beginning of period	$9,089
Add: costs deferred on new contracts	7,023
Less: amortization recorded in sales and marketing expense	(5,264)
Balance, end of period	$10,848
9. CONTRACT BALANCES
The allowance for doubtful accounts as of June 30, 2018, and changes in the allowance for doubtful accounts during the six months ended June 30, 2018, were as follows (in thousands):

Six Months Ended June 30, 2018

Balance, beginning of period	$8,602
Add: bad debt expense	12,918
Less: write-offs, net of recoveries	(12,160)
Balance, end of period	$9,360
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligations of the contract to the customer.
As of June 30, 2018, deferred revenue was $3.7 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending September 30, 2018. Changes in deferred revenue during the six months ended June 30, 2018 were as follows (in thousands):

Six Months Ended June 30, 2018

Balance, beginning of period	$3,469
Less: Recognition of deferred revenue from beginning balance	(2,768)
Add: Net increase in current period contract liabilities	2,967
Balance, end of period	$3,668
No other contract assets or liabilities are recorded on the Company's condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

10. ACCRUED LIABILITIES
Accrued liabilities as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued compensation	$24,189	$17,725
Accrued sales and marketing	6,644	3,458
Accrued tax liabilities	4,757	32,617
Accrued cost of revenue	4,626	3,022
Other accrued expenses	12,253	16,843
Total accrued liabilities	$52,469	$73,665
11. LONG-TERM LIABILITIES
Long-term liabilities as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Deferred rent	$29,331	$26,904
Other long-term liabilities	4,514	3,833
Total long-term liabilities	$33,845	$30,737
12. COMMITMENTS AND CONTINGENCIES
Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2018 to 2029. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $12.0 million and $9.9 million for the three months ended June 30, 2018 and 2017, respectively, and $24.0 million and $19.7 million for the six months ended June 30, 2018 and 2017, respectively.
The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rental income was $0.5 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and 1.2 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively.
Legal Proceedings—The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Exchange Act by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. Due to the preliminary nature of this lawsuit, the Company is unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from the lawsuit.
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
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	June 30, 2018		December 31, 2017
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	83,792,697	200,000,000	83,724,916
Undesignated Preferred Stock	10,000,000	—	10,000,000	—
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
The Company repurchased on the open market and retired 1,592,557 shares for an aggregate purchase price of $65.8 million during the six months ended June 30, 2018.
Equity Incentive Plans
The Company has outstanding awards under three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the "2005 Plan"), the 2011 Equity Incentive Plan (the "2011 Plan") and the 2012 Equity Incentive Plan, as amended (the "2012 Plan"). In July 2011, the Company adopted the 2011 Plan, terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the Company’s initial public offering ("IPO"), the Company terminated the 2011 Plan and all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units ("RSUs"), restricted stock awards ("RSAs"), performance units and performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.
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
A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2017	7,078,932	$22.70	5.56	$145,613
Granted	680,200	43.55
Exercised	(500,005)	18.17
Canceled	(68,239)	51.31
Outstanding - June 30, 2018	7,190,888	$24.72	5.58	$117,184
Options vested and exercisable as of June 30, 2018	5,623,018	$21.44	4.71	$109,516
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $4.8 million and $5.5 million for the three months ended June 30, 2018 and 2017, respectively, and $12.8 million and $10.4 million for the six months ended June 30, 2018 and 2017, respectively.
The weighted-average grant date fair value of options granted was $24.09 and $14.61 per share for the three months ended June 30, 2018 and 2017, respectively, and $18.85 and $15.52 per share for the six months ended June 30, 2018 and 2017, respectively.
As of June 30, 2018, total unrecognized compensation costs related to unvested stock options was approximately $24.0 million, which is expected to be recognized over a weighted-average time period of 2.6 years.
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
A summary of RSU activity for the six months ended June 30, 2018 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2017	7,249,205	$34.57
Granted	2,125,997	43.45
Released	(1,587,133)	35.70
Canceled	(695,880)	35.26
Unvested - June 30, 2018	7,092,189	$36.91
As of June 30, 2018, the Company had approximately $247.7 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.6 years.
Employee Stock Purchase Plan
The 2012 Employee Stock Purchase Plan, as amended ("ESPP"), allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period, based on the closing sales price of the Company's common stock as quoted on the New York Stock Exchange on such date.

There were 195,987 shares purchased by employees under the ESPP at a weighted-average purchase price of $36.42 in the three and six months ended June 30, 2018. There were 228,299 shares purchased by employees under the ESPP at a weighted-average purchase price of $23.73 per share during the three and six months ended June 30, 2017. The Company recognized $0.7 million and $0.5 million of stock-based compensation expense related to the discounted share price provided to employees under the ESPP in the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $1.0 million in the six months ended June 30, 2018 and 2017, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$1,153	$957	$2,184	$1,938
Sales and marketing	8,055	7,261	15,573	14,129
Product development	13,907	11,245	27,342	22,453
General and administrative	5,690	5,902	11,440	11,179
Total stock-based compensation	$28,805	$25,365	$56,539	$49,699
The Company capitalized $2.2 million and $1.7 million of stock-based compensation expense as website development costs in the three months ended June 30, 2018 and 2017, respectively, and $4.0 million and $3.0 million in the six months ended June 30, 2018 and 2017, respectively.
14. OTHER INCOME, NET
Other income, net for the three and six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income, net	$3,277	$794	$5,901	$1,440
Transaction gain on foreign exchange	39	39	13	54
Other non-operating income, net	108	31	114	100
Other income, net	$3,424	$864	$6,028	$1,594
15. INCOME TAXES
Provision for income taxes for the three and six months ended June 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision for income taxes	$(341)	$(118)	$(404)	$(185)
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The tax provision for the six months ended June 30, 2018 is due to $0.7 million in U.S. federal, state and foreign income tax expense, offset by $0.3 million of net discrete tax benefits. The tax provision for the six months ended June 30, 2017 is due to $0.1 million in U.S. state and foreign income tax expense and $0.1 million of net discrete tax expenses.

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three and six months ended June 30, 2018, a discrete effective tax rate method was used in jurisdictions where a small change in estimated Ordinary income has a significant impact on the annual effective tax rate. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences and stock-based compensation expense. Jurisdictions where no benefit is recorded on forecasted losses were excluded from the consolidated effective tax rate. As of June 30, 2018, the total amount of gross unrecognized tax benefits was $22.4 million, $21.5 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of June 30, 2018, the Company had an immaterial amount related to the accrual of interest and penalties. During the three months ended June 30, 2018, the Company’s gross unrecognized tax benefits increased by $2.0 million, an immaterial amount of which would affect the Company’s effective tax rate if recognized.
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
Prior to the effectiveness of the Tax Act, the Company did not recognize a deferred tax liability related to un-remitted foreign earnings because such earnings were expected to be reinvested indefinitely. Although the Company is not subject to the Transition Tax, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. However, it remains the Company’s intention to reinvest the earnings from its non-U.S. subsidiaries. As of June 30, 2018, the Company estimates that it had $2.8 million of cumulative earnings upon which U.S. income taxes had not been provided. Determination of the amount of unrecognized deferred tax liability with respect to unremitted foreign earnings, if any, is not practicable.
In March 2018, FASB issued Accounting Standards Update No. 2018-05, "Income Taxes Topic (740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company's accounting for the Tax Act was incomplete as of June 30, 2018. For the six months ended June 30, 2018, the Company did not make any measurement-period adjustments related to the Transition Tax and the re-measurement of deferred taxes and valuation allowance due to the Tax Rate Reduction previously estimated. Since ongoing guidance and accounting interpretation for the Tax Act are expected over the next six months, the Company considers the accounting of other areas of the Tax Act to be incomplete as the Company continues to gather additional information and evaluate the provisions of the Tax Act and the application of ASU 2018-05. The Company expects to finalize the analysis and record any adjustments to provisional estimates no later than one year beyond the enactment date in accordance with ASU 2018-05. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
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

16. NET INCOME PER SHARE
Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent, purchase rights related to the ESPP.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic net income per share:
Net income	$10,704	$7,901	$8,418	$3,878
Shares used in computation:
Weighted-average common shares outstanding	83,769	80,996	83,792	80,422
Basic net income per share attributable to common stockholders	$0.13	$0.10	$0.10	$0.05

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Diluted net income per share
Net income	10,704	7,901	8,418	3,878
Shares used in computation:
Weighted-average common shares outstanding	83,769	80,996	83,792	80,422
Stock options	3,071	2,807	3,143	3,132
Restricted stock units	1,800	1,057	2,142	1,578
Employee stock purchase program	11	—	11	—
Number of shares used in diluted calculation	88,651	84,860	89,088	85,132
Diluted net income per share attributable to common stockholders	$0.12	$0.09	$0.09	$0.05
The following weighted-average stock-based instruments were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	1,724	2,197	2,034	1,974
Restricted stock units	659	3,657	604	2,418
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

Net Revenue
The following table presents the Company’s net revenue disaggregated by major product line for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue by product:
Advertising	$226,168	$187,683	$440,211	$365,584
Transactions	3,520	18,435	7,359	36,500
Other services	5,175	3,827	10,367	6,036
Total net revenue	$234,863	$209,945	$457,937	$408,120
During the three and six months ended June 30, 2018 and 2017, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue disaggregated by major geographic region for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$231,575	$206,522	$451,499	$401,284
All other countries	3,288	3,423	6,438	6,836
Total net revenue	$234,863	$209,945	$457,937	$408,120
Long-Lived Assets
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	June 30, 2018	December 31, 2017
United States	$107,537	$100,990
All other countries	2,136	2,661
Total long-lived assets	$109,673	$103,651
18. RESTRUCTURING AND INTEGRATION
The following table presents the Company’s restructuring and integration costs for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restructuring and integration	$—	$21	$—	$251
On November 2, 2016, the Company announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was completed by December 31, 2017. No additional expense related to this restructuring plan is expected. No goodwill, intangible assets or other long-lived assets were impaired as a result of the restructuring plan. There were no remaining unpaid amounts related to this plan as of June 30, 2018 or December 31, 2017.

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
We derive substantially all of our revenue from the sale of advertising products. In the three months ended June 30, 2018, our net revenue was $234.9 million, which represented an increase of 12% from the three months ended June 30, 2017, and we recorded net income of $10.7 million and adjusted EBITDA of $46.9 million. In the six months ended June 30, 2018, our net revenue was $457.9 million, which represented an increase of 12% from the six months ended June 30, 2017, and we recorded net income of $8.4 million and adjusted EBITDA of $79.9 million. Our net revenue for the three and six months ended June 30, 2018 was recognized in accordance with the new revenue recognition standard, Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), on January 1, 2018. Although our adoption of ASC 606 did not significantly change our revenue recognition practices and policies, it impacted our previously reported net revenue, costs and expenses, net income, EBITDA and adjusted EBITDA, and our financial results for the three and six months ended June 30, 2017 presented in this Quarterly Report have been recast to reflect ASC 606 accordingly. Please refer to Note 1 in our condensed consolidated financial statements for additional information regarding our adoption of ASC 606.
Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue investing for long-term growth in our key strategies:

•
Driving Monetization. By June 30, 2018, the portion of our local sales force selling to new customers had fully transitioned to selling advertising plans without fixed durations (referred to as "non-term contracts"), leading to a new record quarterly increase in our paying advertising accounts and accelerating our paying advertising accounts growth rate for the fourth consecutive quarter. We plan to continue exploring ways to make our sales process more efficient and to improve our ability to attract and retain advertisers, including by extending support from our customer success team to advertisers on non-term contracts.

•
Strengthening Our Competitive Position in the Restaurant Category. Our restaurants category receives the most traffic and reviews of any category on our platform, allowing us to attract and retain a large consumer audience with relatively low acquisition costs and supporting our subscription and transaction revenue streams. In the three months ended June 30, 2018, food orders placed through our platform grew more than 30% compared to the three months ended June 30, 2017, demonstrating the benefit of our integration of Grubhub's restaurant network. In addition, the expansion of our Yelp Reservations product to new dining markets and our Yelp Nowait product to more restaurant locations contributed to the more than doubling of the number of diners seated through these products in the three months ended June 30, 2018 compared to the same period in 2017.

•
Generating Strong Usage and Engagement. Given the importance of the restaurants category, we are particularly focused on creating a compelling user experience to attract more new users and drive engagement on Yelp. In the three months ended June 30, 2018, we took advantage of our rich photo and review content to launch our Popular Dishes product, which shows users popular menu items, and our Collections product, which uses machine learning to provide users with personalized recommendations.

•
Building Out Our Home & Local Services Offering. Our efforts to increase the advertising inventory and optimize the pricing of our Request-A-Quote feature helped grow advertising revenue and ad clicks from our home & local services category — already our largest revenue category — faster than from any other category in the three months ended June 30, 2018. We plan to continue refining Request-A-Quote in the remainder of 2018.

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
As of June 30, 2018, we had 5,400 full-time employees, comprising 5,265 salaried employees and 135 non-salaried support staff, which represents an increase of 11% compared to June 30, 2017.
Key Metrics
We regularly review a number of metrics, including the key metrics below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Reservations, Yelp Nowait, Yelp WiFi Marketing, our business owner products, or Yelp Eat24, which we sold on October 10, 2017.
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
As of June 30, 2018, approximately 151.1 million reviews were available on business listing pages, including approximately 34.5 million reviews that were not recommended, after 11.9 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands):

	As of June 30,
	2018	2017
Reviews	162,969	134,591
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
Google Analytics, a product from Google LLC that provides digital marketing intelligence, measures “users” based on unique cookie identifiers. Because the numbers of desktop unique visitors and mobile website unique visitors are therefore based on unique cookies, an individual who accesses our desktop website or mobile website from multiple devices with different cookies may be counted as multiple desktop unique visitors or mobile website unique visitors, as applicable, and multiple individuals who access our desktop website or mobile website from a shared device with a single cookie may be counted as a single desktop unique visitor or mobile website unique visitor. In addition, although in some circumstances we use technology designed to block low-quality traffic, such as robots, spiders and other software, we may not be able to prevent all such traffic, and such technology may have the effect of blocking some valid traffic. For these and other reasons, the calculations of our desktop unique visitors and mobile website unique visitors may not accurately reflect the number of individuals actually using our platform at a particular time or during a particular reporting period.

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
We anticipate that our mobile traffic will be the driver of our growth for the foreseeable future.
The following table presents our traffic for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018	2017
Desktop Unique Visitors	73,939	82,998
Mobile Website Unique Visitors	72,328	74,101
App Unique Devices	32,062	27,987
We have discovered in the past, and expect to discover in the future, that portions of our desktop traffic, as measured by Google Analytics, have been attributable to robots. Because the traffic from robots does not represent valid consumer traffic, our reported desktop unique visitor metric for impacted periods reflects an adjustment to the Google Analytics measurement of our traffic to remove traffic that we have identified as originating from robots to provide greater accuracy and transparency. However, we cannot assure you that we will be able to identify all such traffic for any particular period. For additional information, please see the risk factor included under Part II, Item 1A under the heading “We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”
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

	As of June 30,
	2018	2017
Claimed Local Business Locations	4,593	3,753
We regularly review our processes for measuring our key metrics, including claimed local business locations, for accuracy, consistency and to assess potential improvements. In the course of such a review, we recently discovered a software error that caused our reported claimed local business locations metric to be overstated for the third quarter of 2017 through the first quarter of 2018. We have adjusted the number of claimed local business locations we are reporting above as of June 30, 2018 to account for the error, and have corrected the error going forward. To provide greater accuracy and transparency, the adjusted numbers of claimed local business locations as of September 30, 2017, December 31, 2017 and March 31, 2018 are (in thousands): 3,963, 4,156 and 4,378, respectively. For additional information, please see the risk factor included under Part II, Item 1A under the heading “We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”
Paying Advertising Accounts
Paying advertising accounts comprise all business accounts from which we recognized advertising revenue in a given three-month period. As with our advertising revenue classification, paying advertising accounts excludes subscription services customers that are not also advertising customers. The strong growth in paying advertising accounts in the first half of 2018 was primarily due to our shift to selling non-term contracts in our local advertising business, which allowed our sales force to successfully sell our products to a broader range of customers, some of whom may not have purchased our products in the past because of the required initial term commitment.
The following table presents the number of paying advertising accounts during the periods presented (in thousands):

	Three Months Ended June 30,
	2018	2017
Paying Advertising Accounts	194	148

Results of Operations
Three and Six Months Ended June 30, 2018 and 2017
The following table sets forth our results of operations for the periods indicated and as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2018 or any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue

	(in thousands, except percentages)
Net revenue by product:
Advertising	$226,168	96%	$187,683	89%	$440,211	96%	$365,584	90%
Transactions	3,520	2	18,435	9	7,359	2	36,500	9
Other services	5,175	2	3,827	2	10,367	2	6,036	1
Total net revenue	$234,863	100%	$209,945	100%	$457,937	100%	$408,120	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,708	6%	18,056	9%	29,440	6%	34,970	9%
Sales and marketing	120,653	51	104,921	50	240,294	52	213,450	52
Product development	52,789	23	42,088	20	104,282	23	81,959	20
General and administrative	28,583	12	27,042	13	60,590	13	54,208	13
Depreciation and amortization	10,509	5	10,662	5	20,537	5	20,813	5
Restructuring and integration	—	—	21	—	—	—	251	—
Total costs and expenses	227,242	97	202,790	97	455,143	99	405,651	99
Income from operations	7,621	3	7,155	3	2,794	1	2,469	1
Other income, net	3,424	1	864	—	6,028	1	1,594	—
Income before income taxes	11,045	4	8,019	3	8,822	2	4,063	1
Provision for income taxes	(341)	—	(118)	—	(404)	—	(185)	—
Net income attributable to common stockholders	$10,704	4%	$7,901	3%	$8,418	2%	$3,878	1%
Net Revenue
We generate revenue from our advertising products, transactions and other services. Total net revenue increased $24.9 million, or 12%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $49.8 million, or 12%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
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

Advertising revenue increased $38.5 million, or 21%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $74.6 million, or 20%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in each period was primarily due to a significant increase in the number of customers purchasing advertising plans and, to a lesser extent, an increase in revenue from existing advertisers. The growth in customers was driven by purchases of non-term contracts, as we both expanded our sales force and increased the portion of our sales force selling non-term contracts. Although we have observed higher turnover rates for customers on non-term contracts, which provide advertisers with the ability to cancel their ad campaigns at any time, the increase in revenue associated with the increase in advertising accounts more than offset the impact from cancellations in the three and six months ended June 30, 2018. We expect our advertising revenue to continue to increase, as our sales force focuses on both increasing the number of paying advertising accounts and growing revenue generated from existing advertisers.
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
Transactions revenue decreased $14.9 million, or 81%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $29.1 million, or 80%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease in each period was primarily the result of the sale of Eat24 in October 2017, partially offset by revenue earned from our partnership with Grubhub.
Other Services. We generate revenue through our subscription services, which include our Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing analytics platform products. We also generate revenue through our Yelp Knowledge program, which provides access to Yelp data for a licensing fee, as well as other non-advertising related partnerships.
Other services revenue increased $1.3 million, or 35%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily due to an increase in the number of customers purchasing our subscription products and, to a lesser extent, increases in revenue from our Yelp Knowledge program and non-advertising related partnerships. The increase in customers purchasing our subscription products resulted from an expansion of the sales team selling our Yelp WiFi Marketing product and efficiencies gained from combining the Yelp Reservations and Yelp Nowait sales teams.
Other services revenue increased $4.3 million, or 72%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily due to revenue from Yelp Nowait and Yelp WiFi Marketing, as a result of the acquisitions of Nowait, Inc. ("Nowait") and Turnstyle Analytics Inc. ("Turnstyle") in February and April 2017, respectively, as well as increases in revenue from Yelp Reservations, our Yelp Knowledge program and non-advertising related partnerships. We expect our other services revenue to continue to increase, as our sales force focuses on increasing the number of subscriber accounts and expanding other partnerships.
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
Cost of revenue decreased $3.3 million, or 19%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $5.5 million, or 16%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decreases in the three and six months ended June 30, 2018 were primarily attributable to:

•	decreases of $1.8 million and $3.3 million, respectively, in merchant fees related to credit card transactions as a result of a decline in transactions revenue following the sale of Eat24;

•
decreases of $1.6 million and $2.7 million, respectively, in confirmation services and third-party food delivery costs due to the decline in number of transactions following the sale of Eat24, partially offset by increases in confirmation services costs associated with Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing; and

•
decreases of $1.1 million and $1.7 million, respectively, in set up and creative design costs, consisting primarily of video production costs, as a result of our transition to selling non-term advertising contracts, which do not provide businesses with the option to add videos to their accounts.

These decreases were partially offset by increases of $1.2 million and $2.2 million in the three and six months ended June 30, 2018, respectively, in website infrastructure expense, which primarily consists of website hosting costs and employee costs, due to increases in the use of our website and employees supporting the website infrastructure. We expect cost of revenue to increase in the remainder of 2018 as use of our website and our customer base increase, partially offset by a reduction in cost of revenue associated with our transactions business as a result of our disposal of Eat24.
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
Sales and marketing expenses increased $15.7 million, or 15%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $26.8 million, or 13%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases in the three and six months ended June 30, 2018 were primarily attributable to:

•
increases of $12.4 million and $24.4 million, respectively, in additional employee costs resulting from increases in headcount, including increases in stock-based compensation expense of $0.8 million and $1.4 million, respectively, as we expanded our sales organization to increase the number of paying advertising accounts and grow revenue from existing customers in the United States and Canada;

•
increases of $3.4 million and $6.1 million, respectively, in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount; and

•
increases of $1.5 million and $3.8 million, respectively, in our commission expenses (including amortized commission expense) as a result of increases in sales team headcount and improved sales team performance against their targets.

These increases were partially offset by decreases of $1.6 million and $7.5 million in the three and six months ended June 30, 2018, respectively, in marketing and advertising costs, primarily due to the cessation of Yelp Eat24 marketing activities.
Our sale of Eat24 in October 2017 resulted in an initial reduction in our sales and marketing expenses as we ceased marketing activities related to Yelp Eat24 and over 300 Yelp Eat24 sales and marketing employees transferred to Grubhub. However, we expect our sales and marketing expenses to continue to increase as we seek to expand our communities, increase the number of advertising and subscription accounts and continue to build the Yelp brand in the United States and Canada. We expect the majority of sales and marketing expense increases for the foreseeable future to be related to hiring sales employees.
Product Development
Our product development expenses primarily consist of employee costs (including stock-based compensation expense) for our engineers, product management and information technology personnel. In addition, product development expenses include consulting costs, as well as allocated facilities and other supporting overhead costs.
Product development expenses increased $10.7 million, or 25%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $22.3 million, or 27%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases in the three and six months ended June 30, 2018 were primarily attributable to:

•
$9.2 million and $19.7 million, respectively, in additional salaries and benefits associated with an increase in headcount, including an increase in stock-based compensation expense (net of capitalized stock-based compensation expense) of $2.7 million and $4.9 million, respectively; and

•
increases in facilities and other overhead allocations of $1.5 million and $2.6 million, respectively, as we leased additional office space and incurred additional costs related to our expanding headcount.

We believe that continued investment in research and development of new features, software development tools and code modification is important to attaining our strategic objectives and, as a result, we expect product development expenses to continue to increase for the foreseeable future. Although our sale of Eat24 has reduced our product development expenses associated with that product, we have redeployed the associated internal resources elsewhere within our organization and, as a result, the sale has not had a material impact on our overall product development expenses.
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
General and administrative expenses increased $1.5 million, or 6%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $6.4 million, or 12%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases in the three and six months ended June 30, 2018 were primarily attributable to:

•	increases in bad debt expense of $0.7 million and $2.8 million, respectively, due to continued growth in advertising revenue; and

•
$0.7 million and $2.8 million, respectively, in additional employee costs associated with an increase in headcount, which reflect a decrease in stock-based compensation expense of $0.2 million in the three months ended June 30, 2018 and an increase in stock-based compensation expense of $0.3 million in the six months ended June 30, 2018.

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
Depreciation and amortization expense decreased $0.2 million, or 1%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $0.3 million, or 1%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decreases in the three and six months ended June 30, 2018 resulted from decreases of $1.5 million and $2.5 million, respectively, in amortization related to our intangibles, primarily due to the disposal of intangible assets in the sale of Eat24, partially offset by increases of $1.3 million and $2.2 million, respectively, in depreciation and amortization expense related to our property, equipment and capitalized website and software development costs as a result of our investments to support our increase in headcount across the organization.
We expect depreciation expense to increase for the foreseeable future as we continue to expand our technology infrastructure and lease additional office space. Amortization expense is likely to be lower for the foreseeable future as a result of the disposal of intangible assets in our sale of Eat24.
Restructuring and Integration
On November 2, 2016, we announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was completed by December 31, 2017. In the three and six months ended June 30, 2017, we incurred $21 thousand and $0.3 million, respectively, in restructuring and integration costs associated with this plan related to severance costs for affected employees. We incurred no further expenses for this plan in the three and six months ended June 30, 2018 and do not expect to incur any additional expenses relating to this plan in the future. No goodwill, intangibles or other long-lived assets were impaired as a result of the restructuring plan.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.
Other income, net increased by $2.6 million, or 296%, in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $4.4 million, or 278%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increases in both periods were primarily driven by increases in interest income resulting from significant increases in marketable securities and cash held in interest-bearing accounts, due in particular to proceeds received on the sale of Eat24.

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
We recognized tax provisions of $0.3 million and $0.4 million for the three and six months ended June 30, 2018, respectively, which primarily consisted of foreign income tax provisions on year-to-date losses, offset by U.S. and foreign net discrete tax benefits. We recognized tax provisions of $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, which primarily consisted of federal and state tax amortization of our indefinite-lived intangibles and net discrete tax expense related to stock-based compensation.
It is reasonably possible that within the next 12 months there may be sufficient positive evidence to release a significant portion of the valuation allowance. Release of this valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible release of valuation allowance on a quarterly basis.
Liquidity and Capital Resources
As of June 30, 2018, we had cash and cash equivalents of $389.4 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of June 30, 2018 was $4.4 million. We did not have any outstanding bank loans or credit facilities in place as of June 30, 2018. Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended ("ESPP"). In addition, in the fourth quarter of 2017, we completed our sale of Eat24 to Grubhub and received a total of $252.7 million in cash, with an additional $28.8 million currently being held in escrow for an 18-month period after closing to secure our indemnification obligations in connection with the sale.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" in this Quarterly Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements, our anticipated repurchases of common stock pursuant to our stock repurchase program, payment of taxes related to the net share settlement of equity awards as well as purchases of property, equipment and software for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may require or otherwise seek additional funds in the next 12 months to respond to business challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies, and, accordingly, we may need to engage in equity or debt financings to secure additional funds.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Condensed Consolidated Statements of Cash Flows Data:
Cash provided by operating activities	$60,937	$76,323
Cash used in investing activities	(138,447)	(47,450)
Cash (used in) provided by financing activities	(77,521)	19,354
Operating Activities. We generated $60.9 million of cash from operating activities during the six months ended June 30, 2018, primarily resulting from our net income of $8.4 million, which included non-cash depreciation and amortization expenses of $20.5 million, non-cash stock-based compensation expense of $56.5 million and non-cash provision for doubtful accounts and sales returns of $14.6 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $15.2 million due to an increase in billings for advertising plans, particularly for customers paying in-arrears, as well as the timing of payments from these customers;

•	an increase in prepaid expenses and other assets of $6.9 million, primarily driven by an increase in the purchase of prepaid software licenses and deferred costs related to stock repurchases; and

•
a decrease in accounts payable, accrued expenses and other liabilities of $15.3 million, primarily driven by a decrease in accrued income taxes as a result of income tax payments made on taxable income from the 2017 financial year, which was primarily as a result of the gain on disposal of Eat24. This decrease was offset by higher accrued compensation costs as a result of increased headcount.

We generated $76.3 million of cash in operating activities in the six months ended June 30, 2017, primarily resulting from our net income of $3.9 million, which included non-cash depreciation and amortization expenses of $20.8 million, non-cash stock-based compensation expense of $49.7 million and non-cash provision for doubtful accounts and sales returns of $10.8 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $9.7 million due to an increase in billings for advertising plans, particularly for customers paying in-arrears, as well as the timing of payments from these customers; and

•
an increase in accounts payable, accrued expenses and other liabilities of $1.5 million, primarily driven by an increase in accrued vacation and other employee-related expenses, as well as the timing of invoices from and payments to various vendors.

Investing Activities. Our primary investing activities in the six months ended June 30, 2018 consisted of purchases of marketable securities, purchases of property and equipment to support the ongoing build-out of leasehold improvements for our new facilities in San Francisco and New York, the purchase of technology hardware to support our growth in headcount and internally developed software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect our investment in property and equipment, leasehold assets and the development of software to increase in 2018 compared to 2017.
We used $138.4 million of cash in investing activities during the six months ended June 30, 2018. Cash used in investing activities during this period primarily related to purchases of marketable securities of $403.3 million, expenditures related to website and internally developed software of $10.1 million and purchases of property, equipment and software of $15.0 million to support the growth in our business. Cash used in investing activities was offset by the maturity of $290.0 million of investment securities held-to-maturity.
We used $47.5 million of cash in investing activities during the six months ended June 30, 2017. Cash used in investing activities during this period primarily related to purchases of marketable securities of $124.9 million, expenditures related to website and internally developed software of $8.0 million, and purchases of property, equipment and software of $4.1 million to support the growth in our business. In addition, we acquired Nowait for net cash consideration of $30.8 million, which included intangible assets of $12.7 million, and Turnstyle for net cash consideration of $19.7 million, which included intangible assets of $4.3 million. Cash used in investing was offset by $140.0 million of maturities of investment securities held-to-maturity.
Financing Activities. During the six months ended June 30, 2018, we used $77.5 million for financing activities, consisting of $65.8 million to repurchase shares of common stock pursuant to our stock repurchase program and $28.0 million to pay taxes related to the net share settlement of equity awards for our employees, partially offset by $16.2 million in cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP.

During the six months ended June 30, 2017, we generated $19.4 million from financing activities from the issuance of common stock upon the exercise of stock options and the sale of common stock under the ESPP.
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
We repurchased on the open market approximately 1.6 million shares for an aggregate purchase price of $65.8 million during the six months ended June 30, 2018, which was paid in cash. We funded these repurchases, and expect to fund any future repurchases under the stock repurchase program, with cash available on our balance sheet.
Net Share Settlement of Equity Awards
In 2018, we began settling the employee tax liabilities associated with the vesting of RSUs through net share withholding — rather than selling a portion of the vested shares to cover taxes, as we had previously — for all employees. As a result, we paid $28.0 million during the six months ended June 30, 2018. We expect that this practice will continue to result in an increase in cash used in financing activities going forward.
Non-GAAP Financial Measures
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). However, we have also disclosed below EBITDA and adjusted EBITDA, which are non-GAAP financial measures. We have included EBITDA and adjusted EBITDA because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Accordingly, we believe that EBITDA and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, EBITDA and adjusted EBITDA should not be viewed as substitutes for, or superior to, net income prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

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
Because of these limitations, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results. The tables below present reconciliations of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP financial measure in each case, for each of the periods indicated. Net income was $10.7 million and $7.9 million in the three months ended June 30, 2018 and 2017, respectively, and $8.4 million and $3.9 million in the six months ended June 30, 2018 and 2017, respectively.
EBITDA. EBITDA is a non-GAAP financial measure that we calculate as GAAP net income, adjusted to exclude: provision for income taxes; other income, net; and depreciation and amortization. EBITDA was $18.1 million and $17.8 million for the three months ended June 30, 2018 and 2017, respectively, and $23.3 million and $23.3 million for the six months ended June 30, 2018 and 2017, respectively.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as GAAP net income, adjusted to exclude: provision for income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and restructuring and integration costs. Adjusted EBITDA was $46.9 million and $43.2 million for the three months ended June 30, 2018 and 2017, respectively, and $79.9 million and $73.2 million for the six months ended June 30, 2018 and 2017, respectively.
The following is a reconciliation of GAAP net income to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of GAAP net income to EBITDA and adjusted EBITDA:
GAAP net income	$10,704	$7,901	$8,418	$3,878
Provision for income taxes	341	118	404	185
Other income, net	(3,424)	(864)	(6,028)	(1,594)
Depreciation and amortization	10,509	10,662	20,537	20,813
EBITDA	18,130	17,817	23,331	23,282
Stock-based compensation	28,805	25,365	56,539	49,699
Restructuring and integration costs	—	21	—	251
Adjusted EBITDA	$46,935	$43,203	$79,870	$73,232
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission ("SEC") under the Securities Act.
Contractual Obligations
We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2018 to 2029. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of June 30, 2018, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties and purchases of website hosting services. The following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities as of June 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Operating lease obligations	$347,329	$54,376	$115,362	$88,707	$88,884
Purchase obligations	$143,278	$35,737	$60,041	$47,500	$—
The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of June 30, 2018, our total liability for uncertain tax positions was $3.6 million of the total unrecognized benefit of $22.4 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.
We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of June 30, 2018, our future minimum rental receipts to be received under non-cancelable subleases were $5.3 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief.
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

•
Content Scraping. From time to time, other companies copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. This may also result in increases to our reported traffic metrics that do not represent increases in consumer usage of our platform. For example, we have discovered in the past, and expect to discover in the future, that portions of our desktop traffic have been attributable to robots, which do not represent valid consumer traffic. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

•
Macroeconomic Conditions. Consumer purchases of discretionary items generally decline during recessions and other periods in which disposable income is adversely affected. As a result, adverse economic conditions may impact consumer spending, particularly with respect to local businesses, which in turn could adversely impact the number of consumers visiting our platform.

•
Review Concentration. Our restaurant and shopping categories together accounted for approximately 37% of the businesses that had received reviews and approximately 56% of the reviews available on our platform as of June 30, 2018. Although these categories generate a substantial portion of our traffic, if the high concentration of reviews generates a perception that our platform is primarily limited to these categories, our traffic may not increase to the extent otherwise possible.

•
Internet Access. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including the repeal of Internet neutrality regulations in the United States, could decrease the demand for our services. Similarly, any actions by companies that provide Internet access that degrade, disrupt or increase the cost of user access to our platform could undermine our operations and result in the loss of traffic.

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

•
Traffic Quality. The success of our advertising program depends on delivering positive results to our advertising customers. Low-quality or invalid traffic, such as robots, spiders and the mechanical automation of clicking, may be detrimental to our relationships with advertisers and could adversely affect our advertising pricing and revenue. For example, we discovered in the past, and expect to discover in the future, that portions of our desktop traffic have been attributable to robots. While we do not believe such traffic has impacted our ad delivery, any delays in detecting and removing such invalid traffic may harm our reputation among advertisers. Similarly, if we fail to detect and prevent click fraud or other invalid clicks on ads, the affected advertisers may experience or perceive a reduced return on their investments, which could lead to dissatisfaction with our products, refusals to pay, refund demands or withdrawal of future business.

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

As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products. In fact, an increasing portion of our advertisers have the ability to cancel their ad campaigns at any time, which negatively impacts advertiser retention and may harm our ability to maintain and expand our advertiser base. In addition, the negative impact of attrition on our financial results may be greater with respect to advertisers who are billed in arrears, as the vast majority of our advertisers now are, if they fail to make payment on ads that have already been delivered.
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
We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing and administrative software solutions. We also rely on partnership integrations for various transactions available through Yelp, including Grubhub for food-ordering services. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. For example, the ongoing maintenance of the Grubhub integration may require significant time, resources and expense, and may divert the attention of our management and employees from other aspects of our business operations. In addition, there can be no assurance that we will be able to realize the intended benefits of the Grubhub partnership.
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
Despite these efforts, we cannot guarantee that each of the approximately 116.5 million reviews on our platform that had been recommended and that had not been removed as of June 30, 2018 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.
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
To manage our growth, we may need to improve our operational, financial and management systems and processes, which may require significant capital expenditures and allocation of valuable management and employee resources, as well as subject us to the risk of over-expanding our operating infrastructure. For example, it can be difficult to train thousands of sales employees across multiple offices according to the same business standards, practices and laws, and we have been the subject of lawsuits alleging that we have failed to do so. For example, we were the subject of a lawsuit alleging that our sales force does not properly disclose that calls may be monitored or recorded for quality assurance. However, if we fail to scale our operations successfully and increase productivity, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.
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
We regard the protection of our trade secrets, copyrights, trademarks, patent rights and domain names as critical to our success. In particular, we must maintain, protect and enhance the "Yelp" brand. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain jurisdictions abroad. While we are pursuing a number of patent applications, we currently have only limited patent protection for our core business, which may make it more difficult to assert certain of our intellectual property rights. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, as well as confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information or deter independent development of similar technologies by others.

Effective trade secret, copyright, trademark, patent and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. Seeking protection for our intellectual property, including trademarks and domain names, is an expensive process and may not be successful, and we may not do so in every location in which we operate. Similarly, the process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Litigation may become necessary to enforce our patent or other intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. For example, we may incur significant costs in enforcing our trademarks against those who attempt to imitate our "Yelp" brand. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.
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

•
new accounting pronouncements or changes in existing accounting standards and practices, such as our adoption on January 1, 2018 of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers" (refer to Note 1 of our condensed consolidated financial statements for additional information on the new guidance and its impact on us); and

•	the effects of natural or man-made catastrophic events.
*We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain performance metrics — including the number of unique devices accessing our mobile app in a given period, claimed local business locations, page views and calls and clicks for directions and map views — with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including key metrics that we report. If the internal tools we use to track these metrics over- or under-count performance or contain algorithm or other technical errors, the data we report may not be accurate and our understanding of certain details of our business may be distorted, which could affect our longer-term strategies. For example, we recently discovered a software error that caused our reported claimed local business locations metric to be overstated for the third quarter of 2017 through the first quarter of 2018, and have revised them accordingly. Our metrics may also be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period.
In addition, certain of our other key metrics — the number of our desktop unique visitors and mobile website unique visitors — are calculated based on data from third parties. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. We expect these challenges to continue to occur, and potentially to increase as our traffic grows. For example, we have discovered in the past, and expect to discover in the future, that portions of our desktop traffic, as measured by Google Analytics, have been attributable to robots. Because the traffic from robots does not represent valid consumer traffic, our reported desktop unique visitor metric for impacted periods reflects an adjustment to the Google Analytics measurement of our traffic to remove traffic identified as originating from robots to provide greater accuracy and transparency. We expect to continue to make similar adjustments in the future if we determine that our traffic metrics are materially impacted by robot or other invalid traffic.

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
*Because we recognize most of the revenue from our advertising products over the term of an agreement, a significant downturn in our business may not be immediately reflected in our results of operations.
We recognize revenue from sales of our advertising products over the terms of the applicable agreements. Although our advertising contracts increasingly provide flexible cancellation terms, a portion of our customers continue to be subject to contracts with three-, six- and 12-month terms. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in advertising sales may not be reflected in our short-term results of operations.
If our goodwill or intangible assets become impaired, we may be required to record a significant charge to our statements of operations.
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
In particular, the U.S. Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Although we have provisionally concluded that the Tax Act had no net impact on our financial statements, this conclusion may change as a result of changes in interpretations of the Tax Act, any legislative action to address questions that arise under the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates that we used to calculate the impact of the Tax Act. We currently anticipate finalizing and recording any such adjustments no later than December 22, 2018. Please refer to Note 15 in our condensed consolidated financial statements for additional information regarding the Tax Act’s impact on us.
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

It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the Federal Trade Commission and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In April 2016, the European Commission approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, and a new general data protection regulation took effect in the European Union in May 2018, each of which may be subject to varying interpretations and evolving practices that would create uncertainty for us. The recently passed California Consumer Privacy Act, which is expected to become effective in 2020, also creates new data privacy rights for users that may result in significantly greater compliance burdens for us. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.
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
Our Yelp Deals products may be deemed gift certificates, store gift cards, general-use prepaid cards or other vouchers, or "gift cards," subject to, among other laws, the federal Credit Card Accountability Responsibility and Disclosure Act of 2009 (the "Credit CARD Act") and similar state and foreign laws. Many of these laws include specific disclosure requirements and prohibitions or limitations on the use of expiration dates and the imposition of certain fees. Various companies that provide deal products similar to ours have been subject to allegations that their deal products are subject to and violate the Credit CARD Act and various state laws governing gift cards. Lawsuits have also been filed in other locations in which we sell or plan to sell our Yelp Deals, such as the Canadian province of Ontario, alleging similar violations of provincial legislation governing gift cards.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2017, our common stock’s daily closing price ranged from $27.38 to $47.58, and was $36.88 on July 31, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	changes in projected operating and financial results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•
repurchases of our common stock pursuant to our stock repurchase program, which could also cause our stock price to be higher that it would be in the absence of such a program and could potentially reduce the market liquidity for our stock;

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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2018, we had 83,792,697 shares of common stock outstanding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended June 30, 2018 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Weighted-Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 - April 30, 2018	88	$41.67	88	$150,389
May 1 - May 31, 2018	344	$43.58	344	$135,389
June 1 - June 30, 2018	338	$40.83	338	$121,593

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 28, 2017, by and among Yelp Inc., Nowait, Inc., Beagle Acquisition Corp. and Shareholder Representative Services LLC, as Stockholders’ Agent.	8-K	001-35444	2.1	3/6/2017
2.2	Share Purchase Agreement, dated April 3, 2017, by and among Yelp Inc., 10036773 Canada Inc., Turnstyle Analytics Inc., the shareholders of Turnstyle Analytics Inc., the vested option holders of Turnstyle Analytics Inc., 500 Startups IV, L.P. and Fortis Advisors LLC, as Securityholders’ Agent.	8-K	001-35444	2.1	4/7/2017
2.3	Unit Purchase Agreement, dated as of August 3, 2017, by and among Yelp Inc., Eat24, LLC, Grubhub Inc. and Grubhub Holdings Inc.	10-Q	001-35444	2.3	8/9/2017
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc.	S-1/A	333-178030	3.4	2/3/2012
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1	Compensation Information for Registrant's Executive Officer.	8-K	001-35444		6/13/2018
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

YELP INC.
Date: August 9, 2018	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)