Form 10-Q
period 2018-09-30
YELP INC
filed 2018-11-09
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☒  NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒
As of October 31, 2018, there were 83,217,507 shares issued and 83,083,501 shares outstanding of registrant’s common stock, par value $0.000001 per share.

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
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Reservations, Yelp Nowait, Yelp WiFi Marketing, our business owner products or Yelp Eat24, which we sold as of October 10, 2017.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017 (1)
Assets
Current assets:
Cash and cash equivalents	$423,495	$547,850
Short-term marketable securities	414,002	273,366
Accounts receivable (net of allowance for doubtful accounts of $8,885 and $8,602 at September 30, 2018 and December 31, 2017, respectively)	81,835	76,173
Prepaid expenses and other current assets	17,567	15,700
Total current assets	936,899	913,089
Long-term marketable securities	—	25,032
Property, equipment and software, net	110,899	103,651
Goodwill	106,323	107,954
Intangibles, net	14,242	16,893
Restricted cash	22,121	18,554
Other non-current assets	42,773	40,428
Total assets	$1,233,257	$1,225,601
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,829	$9,033
Accrued liabilities	58,564	73,665
Deferred revenue	3,392	3,469
Total current liabilities	68,785	86,167
Long-term liabilities	34,978	30,737
Total liabilities	103,763	116,904
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value, 200,000,000 shares authorized – 84,375,021 shares issued and outstanding at September 30, 2018 and 83,724,916 shares issued and outstanding at December 31, 2017	—	—
Additional paid-in capital	1,109,199	1,038,017
Treasury stock	—	(46)
Accumulated other comprehensive loss	(10,225)	(8,444)
Retained earnings	30,520	79,170
Total stockholders' equity	1,129,494	1,108,697
Total liabilities and stockholders' equity	$1,233,257	$1,225,601

(1)
As of January 1, 2018, the Company adopted Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), using the full retrospective method. Accordingly, the Company has recast certain amounts in the prior period presented. See Note 1 below for additional discussion.

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Net revenue	$241,096	$223,287	$699,033	$631,406
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,177	19,312	43,618	54,282
Sales and marketing	121,759	112,958	362,054	326,409
Product development	53,764	45,834	158,046	127,793
General and administrative	30,302	27,601	90,892	81,808
Depreciation and amortization	10,713	10,656	31,250	31,470
Restructuring and integration	—	35	—	286
Total costs and expenses	230,715	216,396	685,860	622,048
Income from operations	10,381	6,891	13,173	9,358
Other income, net	3,921	1,371	9,950	2,933
Income before income taxes	14,302	8,262	23,123	12,291
Benefit from (provision for) income taxes	684	(232)	281	(417)
Net income attributable to common stockholders	$14,986	$8,030	$23,404	$11,874
Net income per share attributable to common stockholders
Basic	$0.18	$0.10	$0.28	$0.15
Diluted	$0.17	$0.09	$0.26	$0.14
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	84,008	82,259	83,865	81,041
Diluted	88,724	87,433	89,271	86,097

(1)
As of January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Accordingly, the Company has recast certain amounts in the prior periods presented. See Note 1 below for additional discussion.

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017(1)	2018	2017(1)
Net income attributable to common stockholders	$14,986	$8,030	$23,404	$11,874
Other comprehensive (loss) income:
Foreign currency translation adjustments	(193)	2,041	(1,811)	6,673
Foreign currency adjustments to net income upon liquidation of investment in foreign entities	—	(175)	30	(204)
Other comprehensive (loss) income	(193)	1,866	(1,781)	6,469
Comprehensive income	$14,793	$9,896	$21,623	$18,343

(1)
As of January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Accordingly, the Company has recast certain amounts in the prior periods presented. See Note 1 below for additional discussion.

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017(1)
OPERATING ACTIVITIES:
Net income attributable to common stockholders	$23,404	$11,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,250	31,470
Bad debt expense	19,285	15,239
Stock-based compensation	85,732	75,007
Other adjustments	(2,793)	280
Changes in operating assets and liabilities:
Accounts receivable	(24,956)	(19,810)
Prepaid expenses and other assets	(2,085)	(2,077)
Accounts payable, accrued expenses and other liabilities	(13,647)	15,628
Deferred revenue	(75)	350
Net cash provided by operating activities	116,115	127,961
INVESTING ACTIVITIES:
Purchases of marketable securities	(572,788)	(179,557)
Maturities of marketable securities	460,800	191,000
Acquisition of a business, net of cash received	—	(50,544)
Purchases of property, equipment and software	(18,699)	(7,892)
Capitalized website and software development costs	(15,238)	(12,236)
Other investing activities	64	69
Net cash used in investing activities	(145,861)	(59,160)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	21,835	29,556
Repurchases of common stock	(71,993)	(7,743)
Taxes paid related to the net share settlement of equity awards	(41,081)	—
Net cash (used in) provided by financing activities	(91,239)	21,813
Effect of exchange rate changes on cash, cash equivalents and restricted cash	197	864
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(120,788)	91,478
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	566,404	289,518
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$445,616	$380,996
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$28,820	$82
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable, accrued expenses and other liabilities	$2,393	$3,555
Tax liability related to net share settlement of equity awards included in accrued liabilities	1,679	—

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
Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for such goods or services. ASC 606 also modified Subtopic Accounting Standards Codification 340-40, "Other Assets and Deferred Costs—Contracts with Customers," which required the Company to recognize a deferred cost asset for the incremental costs of obtaining a contract with a customer. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective method and, accordingly, has recast each prior reporting period presented. The Company's adoption of ASC 606 resulted in the following adjustments to its previously reported results (in thousands):

	As Previously Reported	Impact of ASC 606 Adoption	As Currently Reported
Condensed Consolidated Statement of Operations—Three Months Ended September 30, 2017
Net revenue	$222,380	$907	$223,287
Costs and Expenses:
Sales and marketing	113,041	(83)	112,958
General and administrative	26,694	907	27,601
Net income attributable to common stockholders	7,947	83	8,030

Condensed Consolidated Statement of Operations—Nine Months Ended September 30, 2017
Net revenue	$628,567	$2,839	$631,406
Costs and Expenses:
Sales and marketing	327,559	(1,150)	326,409
General and administrative	78,969	2,839	81,808
Net income attributable to common stockholders	10,724	1,150	11,874
Basic net income per share	0.13	0.02	0.15
Diluted net income per share	0.12	0.02	0.14

Condensed Consolidated Balance Sheet—As of December 31, 2017
Allowance for doubtful accounts	7,352	1,250	8,602
Other non-current assets	31,339	9,089	40,428
Retained earnings	70,081	9,089	79,170

Condensed Consolidated Statement of Cash Flows—Nine Months Ended September 30, 2017
Bad debt expense	12,400	2,839	15,239
Change in accounts receivable	(16,971)	(2,839)	(19,810)
Other adjustments to reconcile net income to net cash provided by operating activities	(927)	(1,150)	(2,077)
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

Revenue Recognition—The Company generates revenue from the sale of of advertising products, transactions and other services, which correspond to the Company's major product lines. The Company recognizes revenue when all of the following criteria are met: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations. The Company applies the portfolio practical expedient to account for contracts with customers in each category of revenue.
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
Estimates and assumptions include determining variable consideration, identifying the nature and timing of satisfaction of performance obligations, and calculating the SSP of performance obligations. The Company allocates revenue to each of the performance obligations included in a contract with multiple performance obligations at the inception of the contract. The Company applies the invoice practical expedient to depict the value transferred to the customer and measure of progress towards completion of its obligations. The Company considers the right to receive consideration from a customer to correspond directly with the value to the customer of its performance completed to date. Because the Company considers contracts month-to-month, variable consideration is resolved at the time of invoicing, which eliminates the use of estimates in determining the transaction price. The Company does not consider the effects of the time value of money as the majority of the Company’s contracts are invoiced on a monthly basis, one month in arrears.

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
Recent Accounting Pronouncements Not Yet Effective
Lease Accounting
In February 2016, FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASC 842"). ASC 842 supersedes the previous accounting guidance for leases included within Accounting Standards Codification 840, "Leases" ("ASC 840"). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets, as well as to recognize the associated lease expenses on its statements of operations in a manner similar to that required under current accounting rules. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The new standard initially required a modified retrospective transition for existing leases to each prior reporting period presented. However, in July 2018, FASB issued Accounting Standards Update No. 2018-11, "Targeted Improvements to ASC 842" ("ASU 2018-11"), which provides entities with the option to begin applying ASC 842 at the adoption date rather than at the beginning of the earliest period presented (the "Effective Date Method"). Entities using the Effective Date Method recognize a cumulative-effect adjustment to the opening balance of retained earnings (or accumulated deficit) in the period of adoption.
The Company plans to adopt ASC 842 on January 1, 2019 using the Effective Date Method by recording a cumulative-effect adjustment to retained earnings (or accumulated deficit) as of January 1, 2019. As a result, the Company will continue to disclose comparative reporting periods under the previous accounting guidance, ASC 840. The Company continues to evaluate the impact of ASC 842 on its consolidated financial statements and accounting processes. Based on these ongoing evaluations, the Company currently expects the most significant changes will be related to the recognition of operating lease right-of-use assets and operating lease liabilities on its consolidated balance sheet in the amounts of approximately $240 million to $260 million and approximately $270 million to $290 million, respectively. The Company does not expect the impact on its consolidated statement of operations to be material. These estimates are based on the Company's office lease portfolio and, to a much lesser extent, its lease portfolio of computer equipment, each as of September 30, 2018. The ultimate impact of the Company's adoption of ASC 842 on its financial statements may change for reasons including, but not limited to:

•	finalization of the impact analysis of the new standard;

•	new lease contracts entered into during the three months ending December 31, 2018 that result in additional lease assets and lease liabilities;

•	changes in discount rates used to calculate the initial lease liability;

•	significant changes in foreign exchange rates applied to lease liabilities and right-of-use assets denominated in currencies other than U.S. dollars; and

•	changes in the Company's expectations for renewal options of existing leases.
Other Pronouncements
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
In August 2018, FASB issued Accounting Standards Update No. 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" (“ASU 2018-13”), which amends Accounting Standards Codification 820, "Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements.

In August 2018, FASB issued Accounting Standards Update No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("ASU 2018-15"). This new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently assessing the impact of ASU 2018-15 on its consolidated financial statements and related disclosures.
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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017

Cash	$166,336	$283,085
Cash equivalents	257,159	264,765
Total cash and cash equivalents	$423,495	$547,850
Restricted cash	22,121	18,554
Total cash, cash equivalents and restricted cash	$445,616	$566,404
As of September 30, 2018 and December 31, 2017, the Company had letters of credit collateralized fully by bank deposits which totaled $22.1 million and $18.6 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash on the Company's condensed consolidated balance sheets.
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s investments in money market accounts are recorded as cash equivalents at fair value in the condensed consolidated balance sheets. All other financial instruments are classified as held-to-maturity investments and, accordingly, are recorded at amortized cost; however, the Company is required to determine the fair value of these investments on a recurring basis to identify any potential impairment. The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:
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
The following table represents the Company’s financial instruments measured at fair value as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$219,742	$—	$—	$219,742	$217,838	$—	$—	$217,838
Commercial paper	—	37,417	—	37,417	—	46,927	—	46,927
Marketable Securities:
Commercial paper	—	158,506	—	158,506	—	138,412	—	138,412
Corporate bonds	—	137,967	—	137,967	—	69,926	—	69,926
U.S. government bonds	—	69,208	—	69,208	—	—	—	—
Agency bonds	—	48,047	—	48,047	—	78,913	—	78,913
Agency discount notes	—	—	—	—	—	10,989	—	10,989
Total cash equivalents and marketable securities	$219,742	$451,145	$—	$670,887	$217,838	$345,167	$—	$563,005

4. MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity as of September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30, 2018
Short-term marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$158,506	$—	$—	$158,506
Corporate bonds	138,141	—	(174)	137,967
U.S. government bonds	69,241	—	(33)	69,208
Agency bonds	48,114	—	(67)	48,047
Total short-term marketable securities	414,002	—	(274)	413,728
Total marketable securities	$414,002	$—	$(274)	$413,728

	December 31, 2017
Short-term marketable securities:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$138,412	$1	$(1)	$138,412
Corporate bonds	45,006	—	(41)	44,965
Agency bonds	78,958	—	(45)	78,913
Agency discount bonds	$10,990	$—	$(1)	$10,989
Total short-term marketable securities	$273,366	$1	$(88)	$273,279
Long-term marketable securities:
Corporate bonds	$25,032	$—	$(71)	$24,961
Total long-term marketable securities	$25,032	$—	$(71)	$24,961
Total marketable securities	$298,398	$1	$(159)	$298,240
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of September 30, 2018 and December 31, 2017, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	September 30, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$132,992	$(174)	$—	$—	$132,992	$(174)
Agency bonds	48,047	(67)	—	—	48,047	(67)
U.S. government bonds	69,208	(33)	—	—	69,208	(33)
Commercial paper	—	—	—	—	—	—
Total	$250,247	$(274)	$—	$—	$250,247	$(274)

	December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$78,913	$(45)	$—	$—	$78,913	$(45)
Corporate bonds	62,927	(112)	—	—	62,927	(112)
Agency discount notes	10,989	(1)	—	—	10,989	(1)
Commercial paper	3,975	(1)	—	—	3,975	(1)
Total	$156,804	$(159)	$—	$—	$156,804	$(159)
The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any other-than-temporary impairment loss.
5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Capitalized website and internal-use software development costs	$102,004	$81,710
Leasehold improvements	79,589	74,236
Computer equipment	40,129	32,450
Furniture and fixtures	17,351	16,435
Telecommunication	4,554	3,996
Software	1,515	1,212
Total	245,142	210,039
Less accumulated depreciation	(134,243)	(106,388)
Property, equipment and software, net	$110,899	$103,651
Depreciation expense was approximately $9.8 million and $9.2 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $28.6 million and $25.8 million for the nine months ended September 30, 2018 and 2017, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired. The Company performed its annual goodwill impairment analysis during the three months ended September 30, 2018 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.
The changes in carrying amount of goodwill during the nine months ended September 30, 2018 were as follows (in thousands):

Balance as of December 31, 2017	$107,954
Effect of foreign currency translation	(1,631)
Balance as of September 30, 2018	$106,323

Intangible assets at September 30, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(1,625)	$8,293	9.7	years
Developed technology	7,832	(3,189)	4,643	3.4	years
Content	3,912	(3,681)	231	1.0	years
Domains and data licenses	2,869	(2,231)	638	1.6	years
Trademarks	877	(506)	371	1.4	years
User relationships	146	(80)	66	1.5	years
Total	$25,554	$(11,312)	$14,242

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(896)	$9,022	10.3	years
Developed technology	7,832	(2,071)	5,761	4.1	years
Content	4,005	(3,610)	395	1.8	years
Domain and data licenses	2,869	(1,847)	1,022	2.2	years
Trademarks	877	(287)	590	2.2	years
User relationships	146	(43)	103	2.2	years
Total	$25,647	$(8,754)	$16,893
Amortization expense was $0.9 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively, and $2.7 million and $5.7 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the estimated future amortization of purchased intangible assets for (i) the remaining three months of 2018, (ii) each of the succeeding four years, and (iii) thereafter is as follows (in thousands):

Year Ending December 31,	Amount
2018 (from October 1, 2018)	$882
2019	3,277
2020	2,402
2021	2,262
2022	1,045
Thereafter	4,374
Total amortization	$14,242

7. ACQUISITIONS AND DISPOSALS
Nowait, Inc.
On February 28, 2017, the Company acquired Nowait, Inc. ("Nowait"). In connection with the acquisition, all outstanding capital stock and options and warrants to purchase capital stock of Nowait — including the 20% equity investment in Nowait the Company acquired in July 2016 — were converted into the right to receive an aggregate of $39.8 million in cash. Of the total amount of consideration paid in connection with the acquisition, $7.9 million is being held in escrow for a two-year period after the closing to secure the Company’s indemnification rights. The key purpose underlying the acquisition was to secure waitlist system and seating tool technology. The Company utilized an income approach to determine the valuation of the Company’s existing equity investment in Nowait as of the acquisition date. The carrying value of the Company’s investment approximated its fair value.
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
The Company recorded no acquisition-related transaction costs for the three months ended September 30, 2018 and 2017, and zero and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively, which were included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

The condensed consolidated statements of operations for the three and nine months ended September 30, 2018 include $1.3 million and $3.9 million of revenue attributable to the Nowait product, respectively. The Company completed its integration of Nowait's operations into those of the Company during the three months ended December 31, 2017 and, as such, determining Nowait's contribution to the net income of the Company for the three and nine months ended September 30, 2018 is impracticable.
The condensed consolidated statements of operations for the three and nine months ended September 30, 2017 include $1.3 million and $2.6 million of revenue, respectively, and $1.9 million and $5.1 million of net loss, respectively, attributable to Nowait.
Turnstyle Analytics Inc.
On April 3, 2017, the Company acquired all of the equity interests in Turnstyle Analytics Inc. ("Turnstyle") for $20.6 million, approximately $1.0 million of which represents compensation cost due to a continuous service requirement, and the remainder of which represents purchase consideration. Of the total consideration paid in connection with the acquisition, $3.1 million was initially held in escrow for an 18-month period after the closing to secure the Company’s indemnification rights. The balance remaining in the escrow fund was $3.0 million as of September 30, 2018, and the remaining escrow funds were released in October 2018. The key factor underlying the acquisition was to obtain a customer retention and loyalty product in the form of a location-based marketing and analytics platform that provides Wi-Fi as a digital marketing tool to expand its product offerings for local businesses.
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

The Company recorded no acquisition-related transaction costs for the three and nine months ended September 30, 2018, and zero and $0.3 million for the three and nine months ended September 30, 2017, respectively, which were included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
The condensed consolidated statements of operations for the three and nine months ended September 30, 2018 include $0.9 million and $2.4 million of revenue attributable to Yelp WiFi Marketing, respectively.
The Company completed its integration of Turnstyle's operations into those of the Company during the three months ended December 31, 2017 and, as such, determining Turnstyle's contribution to the net income of the Company for the three and nine months ended September 30, 2018 is impracticable.
The condensed consolidated statements of operations for the three and nine months ended September 30, 2017 include $0.4 million and $0.8 million of revenue, respectively, and $4.0 million and $4.6 million of net loss, respectively, attributable to Turnstyle.
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
The Company received $251.7 million in cash at closing; the Purchaser paid the remaining $28.8 million of the purchase price into an escrow account, which will be held for an 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement and is presented on the Company's consolidated balance sheets as an other non-current asset (see Note 8). The Company received $1.0 million in additional purchase consideration on December 14, 2017 as a net working capital adjustment. As a result of the sale, the Company recognized a pre-tax gain of $164.8 million during the three months ended December 31, 2017, which is included in gain on disposal of a business unit in the Company's consolidated statement of operations, and which is net of $0.3 million in Disposal-related costs. Prior to the Disposal, Eat24 was its own reporting unit and $110.8 million of goodwill associated with the Eat24 reporting unit was derecognized and included with the net assets disposed. The gain recognized on the sale of Eat24 decreased by $1.1 million to $163.7 million as a result of an increase in the net assets of Eat24 as of the closing date due to the Company's adoption of ASC 606 on January 1, 2018 (see Note 1), which related to the recognition of capitalized contract costs.
The Disposal was accounted for as an asset group disposal in accordance with Accounting Standards Codification 360, "Property, Plant, and Equipment." The results of Eat24's operations are included in the Company's consolidated financial statements through October 10, 2017. The loss before provision for income taxes attributable to Eat24 for the three and nine months ended September 30, 2017 was $2.7 million and $11.0 million, respectively.
The Company acquired Eat24 on February 9, 2015. The final disbursement from the escrow account created to secure indemnification obligations related to the Company's acquisition of Eat24 was completed in the three months ended March 31, 2018.
8. OTHER NON-CURRENT ASSETS
Other non-current assets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Escrow deposit	$28,750	$28,750
Deferred contract costs	11,367	9,089
Other	2,656	2,589
Total other non-current assets	$42,773	$40,428

The escrow deposit consists of the funds held in escrow in connection with the Disposal of Eat24 (see Note 7), which are being held for an 18-month period after closing (provided, however, that any amounts subject to unresolved claims as of the end of the escrow period will remain in escrow until such claims are resolved) to secure the Purchaser's rights of indemnification under the Purchase Agreement.
Deferred contract costs as of September 30, 2018 and December 31, 2017, and changes in deferred contract costs during the nine months ended September 30, 2018, were as follows (in thousands):

Nine Months Ended September 30, 2018

Balance, beginning of period	$9,089
Add: costs deferred on new contracts	10,629
Less: amortization recorded in sales and marketing expenses	(8,351)
Balance, end of period	$11,367
9. CONTRACT BALANCES
The allowance for doubtful accounts as of September 30, 2018, and changes in the allowance for doubtful accounts during the nine months ended September 30, 2018, were as follows (in thousands):

Nine Months Ended September 30, 2018

Balance, beginning of period	$8,602
Add: bad debt expense	19,285
Less: write-offs, net of recoveries	(19,002)
Balance, end of period	$8,885
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligations of the contract to the customer.
As of September 30, 2018, deferred revenue was $3.4 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending December 31, 2018. Changes in deferred revenue during the nine months ended September 30, 2018 were as follows (in thousands):

Nine Months Ended September 30, 2018

Balance, beginning of period	$3,469
Less: Recognition of deferred revenue from beginning balance	(3,132)
Add: Net increase in current period contract liabilities	3,055
Balance, end of period	$3,392
No other contract assets or liabilities are recorded on the Company's condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

10. ACCRUED LIABILITIES
Accrued liabilities as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued compensation	$27,652	$17,725
Accrued sales and marketing	6,057	3,458
Accrued tax liabilities	4,785	32,617
Accrued cost of revenue	5,397	3,022
Other accrued expenses	14,673	16,843
Total accrued liabilities	$58,564	$73,665
11. LONG-TERM LIABILITIES
Long-term liabilities as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Deferred rent	$30,446	$26,904
Other long-term liabilities	4,532	3,833
Total long-term liabilities	$34,978	$30,737
12. COMMITMENTS AND CONTINGENCIES
Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2018 to 2029. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $13.7 million and $11.4 million for the three months ended September 30, 2018 and 2017, respectively, and $37.7 million and $31.0 million for the nine months ended September 30, 2018 and 2017, respectively.
The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rental income was $0.5 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Exchange Act by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On August 2, 2018, the Company and the other defendants filed a motion to dismiss the amended complaint. The court held a hearing on the motion on September 20, 2018 and has not yet issued a ruling. Due to the preliminary nature of this lawsuit, the Company is unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from the lawsuit.
The Company is subject to other legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these other matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
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
Under the Purchase Agreement (see Note 7), the Company agreed to indemnify the Purchaser and certain related parties against certain losses arising out of Purchaser's acquisition of Eat24, including, but not limited to, any breach or inaccuracy of any representation or warranty made by the Company or Eat24 in the Purchase Agreement. The Company's indemnification obligations are subject to the terms and conditions set forth in the Purchase Agreement, and are capped at the purchase price received by the Company in the Disposal.
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
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	September 30, 2018		December 31, 2017
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	84,375,021	200,000,000	83,724,916
Undesignated Preferred Stock	10,000,000	—	10,000,000	—
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
The Company repurchased on the open market and retired 1,752,895 shares for an aggregate purchase price of $72.0 million during the nine months ended September 30, 2018.
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
A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2017	7,078,932	$22.70	5.56	$145,613
Granted	685,850	43.52
Exercised	(737,986)	19.91
Canceled	(109,361)	48.85
Outstanding - September 30, 2018	6,917,435	$24.65	5.38	$174,842
Options vested and exercisable as of September 30, 2018	5,543,179	$21.71	4.60	$157,306
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $5.3 million and $9.8 million for the three months ended September 30, 2018 and 2017, respectively, and $18.1 million and $20.2 million for the nine months ended September 30, 2018 and 2017, respectively.
The weighted-average grant date fair value of options granted was $23.41 and $13.31 per share for the three months ended September 30, 2018 and 2017, respectively, and $18.89 and $15.35 per share for the nine months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, total unrecognized compensation costs related to unvested stock options was approximately $21.0 million, which is expected to be recognized over a weighted-average time period of 2.5 years.
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
A summary of RSU activity for the nine months ended September 30, 2018 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2017	7,249,205	$34.57
Granted	3,029,151	42.59
Released	(2,393,407)	36.06
Canceled	(1,087,920)	36.02
Unvested - September 30, 2018	6,797,029	$37.39
As of September 30, 2018, the Company had approximately $242.0 million of unrecognized stock-based compensation expense related to RSUs, which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.6 years.
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

There were no shares purchased by employees under the ESPP in the three months ended September 30, 2018 or 2017. Employees purchased 195,987 shares and 228,299 shares under the ESPP in the nine months ended September 30, 2018 and 2017, respectively, at weighted-average purchase prices of $36.42 per share and $23.73 per share, respectively. The Company recognized $0.7 million and $0.5 million of stock-based compensation expense related to the discounted share price provided to employees under the ESPP in the three months ended September 30, 2018 and 2017, respectively, and $2.0 million and $1.5 million in the nine months ended September 30, 2018 and 2017, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$1,162	$993	$3,345	$2,931
Sales and marketing	7,941	7,305	23,514	21,434
Product development	14,536	11,976	41,878	34,428
General and administrative	5,555	5,035	16,995	16,214
Total stock-based compensation	$29,194	$25,309	$85,732	$75,007
The Company capitalized $1.9 million and $1.5 million of stock-based compensation expense as website development costs in the three months ended September 30, 2018 and 2017, respectively, and $5.9 million and $4.6 million in the nine months ended September 30, 2018 and 2017, respectively.
14. OTHER INCOME, NET
Other income, net for the three and nine months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income, net	$3,705	$991	$9,606	$2,431
Transaction gain on foreign exchange	75	323	89	377
Other non-operating income, net	141	57	255	125
Other income, net	$3,921	$1,371	$9,950	$2,933
15. INCOME TAXES
Benefit from (provision for) income taxes for the three and nine months ended September 30, 2018 and 2017 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Benefit from (provision for) income taxes	$684	$(232)	$281	$(417)
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The tax benefit for the nine months ended September 30, 2018 is $0.3 million, which is due to $1.2 million in U.S. federal, state and foreign income tax expense, offset by $1.5 million of net discrete tax benefit related to a change in the valuation allowance from return to provision true-ups and excess stock option benefits. The tax provision for the nine months ended September 30, 2017 is due to $0.4 million in U.S. state and foreign income tax expense.

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three and nine months ended September 30, 2018, a discrete effective tax rate method was used in jurisdictions where a small change in estimated Ordinary income has a significant impact on the annual effective tax rate. The primary difference between the effective tax rate and the federal statutory tax rate relates to the valuation allowances on certain of the Company’s net operating losses, foreign tax rate differences and stock-based compensation expense. Jurisdictions where no benefit is recorded on forecasted losses were excluded from the consolidated effective tax rate. As of September 30, 2018, the total amount of gross unrecognized tax benefits was $24.4 million, $23.5 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of September 30, 2018, amounts related to the accrual of interest and penalties were immaterial. During the three months ended September 30, 2018, the Company’s gross unrecognized tax benefits increased by $2.0 million, an immaterial amount of which would affect the Company’s effective tax rate if recognized.
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
Prior to the effectiveness of the Tax Act, the Company did not recognize a deferred tax liability related to un-remitted foreign earnings because such earnings were expected to be reinvested indefinitely. Although the Company is not subject to the Transition Tax, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes. However, it remains the Company’s intention to reinvest the earnings from its non-U.S. subsidiaries. As of September 30, 2018, the Company estimates that it had $3.3 million of cumulative earnings upon which U.S. income taxes had not been provided. Determination of the amount of unrecognized deferred tax liability with respect to un-remitted foreign earnings, if any, is not practicable.
In March 2018, FASB issued Accounting Standards Update No. 2018-05, "Income Taxes Topic (740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of September 30, 2018, the Company's analysis for the Transition Tax was final; the Company considered its accounting for this area of the Tax Act to be complete as of such date and did not make any measurement-period adjustments related to it. However, the Company's accounting for other areas of the Tax Act was incomplete as of September 30, 2018. For the nine months ended September 30, 2018, the Company made measurement-period adjustments related to the re-measurement of deferred taxes and valuation allowance due to the Tax Rate Reduction previously estimated, but the adjustment had no material impact on the Company's income tax benefit. Since ongoing guidance and accounting interpretation for the Tax Act are expected over the next three months, the Company considers the accounting for areas of the Tax Act other than the Transition Tax to be incomplete as the Company continues to gather additional information and evaluate the provisions of the Tax Act and the application of ASU 2018-05. The Company expects to finalize the analysis and record any adjustments to provisional estimates no later than one year beyond the enactment date in accordance with ASU 2018-05. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic net income per share:
Net income	$14,986	$8,030	$23,404	$11,874
Shares used in computation:
Weighted-average common shares outstanding	84,008	82,259	83,865	81,041
Basic net income per share attributable to common stockholders	$0.18	$0.10	$0.28	$0.15

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Diluted net income per share
Net income	14,986	8,030	23,404	11,874
Shares used in computation:
Weighted-average common shares outstanding	84,008	82,259	83,865	81,041
Stock options	3,011	3,253	3,096	3,179
Restricted stock units	1,656	1,921	2,240	1,877
Employee stock purchase program	49	—	70	—
Number of shares used in diluted calculation	88,724	87,433	89,271	86,097
Diluted net income per share attributable to common stockholders	$0.17	$0.09	$0.26	$0.14
The following weighted-average stock-based instruments were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	1,694	1,793	1,681	1,911
Restricted stock units	591	871	106	978
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

The Company has one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, the Company has determined that it has a single operating and reporting segment. When the Company communicates results externally, it disaggregates net revenue into major product lines and primary geographical markets (which is based on the billing address of the customer). The disaggregation of revenue by major product lines is based on the type of service provided and also aligns with the timing of revenue recognition.
Net Revenue
The following table presents the Company’s net revenue disaggregated by major product line for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue by product:
Advertising	$232,502	$200,502	$672,712	$566,085
Transactions	3,042	18,524	10,402	55,024
Other services	5,552	4,261	15,919	10,297
Total net revenue	$241,096	$223,287	$699,033	$631,406
During the three and nine months ended September 30, 2018 and 2017, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue disaggregated by major geographic region for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$237,597	$219,642	$689,096	$620,925
All other countries	3,499	3,645	9,937	10,481
Total net revenue	$241,096	$223,287	$699,033	$631,406
Long-Lived Assets
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	September 30, 2018	December 31, 2017
United States	$108,900	$100,990
All other countries	1,999	2,661
Total long-lived assets	$110,899	$103,651
18. RESTRUCTURING AND INTEGRATION
The following table presents the Company’s restructuring and integration costs for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restructuring and integration	$—	$35	$—	$286
On November 2, 2016, the Company announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was completed by December 31, 2017. No additional expense related to this restructuring plan is expected. No goodwill, intangible assets or other long-lived assets were impaired as a result of the restructuring plan. There were no remaining unpaid amounts related to this plan as of December 31, 2017.

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
We derive substantially all of our revenue from the sale of advertising products. In the three months ended September 30, 2018, our net revenue was $241.1 million, which represented an increase of 8% from the three months ended September 30, 2017, and we recorded net income of $15.0 million and adjusted EBITDA of $50.3 million. In the nine months ended September 30, 2018, our net revenue was $699.0 million, which represented an increase of 11% from the nine months ended September 30, 2017, and we recorded net income of $23.4 million and adjusted EBITDA of $130.2 million. Our net revenue for the three and nine months ended September 30, 2018 was recognized in accordance with the new revenue recognition standard, Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), on January 1, 2018. Although our adoption of ASC 606 did not significantly change our revenue recognition practices and policies, it impacted our previously reported net revenue, costs and expenses, net income, EBITDA and adjusted EBITDA, and our financial results for the three and nine months ended September 30, 2017 presented in this Quarterly Report have been recast to reflect ASC 606 accordingly. Please refer to Note 1 in our condensed consolidated financial statements for additional information regarding our adoption of ASC 606.
Our success is primarily the result of significant investment in our communities, employees, content, brand and technology. We believe that continued investment in our business provides our largest opportunity for future growth and plan to continue investing for long-term growth in our key strategies:

•
Driving Monetization. With our local sales force now fully transitioned to selling advertising plans without fixed durations (referred to as "non-term contracts"), we are shifting our focus to making our sales process more efficient, improving customer retention and diversifying our go-to-market strategy. For example, in the three months ended September 30, 2018, we began making improvements to our sales lead generation system and customer success efforts to better align them with selling and supporting non-term contracts. We are also continuing to explore ways to drive sales traffic through our high-margin self-serve and third-party reseller channels and to grow our high-value national and multi-location channels.

•
Strengthening Our Competitive Position in the Restaurant Category. Our restaurants category receives the most traffic and reviews of any category on our platform, allowing us to attract and retain a large consumer audience with relatively low acquisition costs and supporting our subscription and transaction revenue streams. In the three months ended September 30, 2018, food orders placed through our platform grew more than 30% compared to the three months ended September 30, 2017 as Grubhub expanded its restaurant network to more restaurants on our platform across the United States. In addition, growth in diners seated through our Yelp Reservations and Yelp Nowait products accelerated to 133% in the three months ended September 30, 2018 compared to the same period in 2017.

•
Generating Strong Usage and Engagement. We are focused on creating a compelling user experience to attract more new users and drive engagement on Yelp. In the three months ended September 30, 2018, we expanded the valuable information that we provide to consumers through the launch of our Open to All program, which allows businesses to indicate on their business listings pages whether they are safe and welcoming to everyone, regardless of race, ethnicity, national origin, sex, sexual orientation, gender identity and expression, religion or disability. We also continued our consumer protection efforts by making health scores available for restaurants in new geographic areas; we plan to incorporate health scores for additional areas in the coming months to cover markets across 42 states and three-quarters of the U.S. population.

•
Building Out Our Home & Local Services Offering. In the three months ended September 30, 2018, advertising revenue and ad clicks from our home & local services category — already our largest revenue category — continued to grow faster than from any other category compared to the three months ended September 30, 2017. In addition to continuing to refine our Request-A-Quote feature in the third quarter, we began offering a Yelp Verified badge as a paid upgrade for certain licensed advertisers, primarily in our home & local services category. The badge indicates that we have verified the business's trade license and confirmed it was in good standing as of a certain date, allowing businesses to distinguish themselves as licensed and helping consumers make safe and confident decisions when selecting businesses for their projects.

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
As of September 30, 2018, we had 5,842 full-time employees, comprising 5,692 salaried employees and 150 non-salaried support staff, which represents an increase of 11% compared to September 30, 2017.
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
As of September 30, 2018, approximately 158.4 million reviews were available on business listing pages, including approximately 35.4 million reviews that were not recommended, after 12.5 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands):

	As of September 30,
	2018	2017
Reviews	170,865	142,036
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
We anticipate that our mobile traffic will be the driver of our growth for the foreseeable future and that traffic to our desktop website will fluctuate and generally decline as we focus on driving traffic to our mobile app, where we have our most engaged users and which reduces our reliance on Google and other search engines.
The following table presents our traffic for the periods indicated (in thousands):

	Three Months Ended September 30,
	2018	2017
Desktop Unique Visitors	68,807	83,592
Mobile Website Unique Visitors	74,789	73,508
App Unique Devices	34,025	30,162
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

	As of September 30,
	2018	2017
Claimed Local Business Locations	4,790	3,963
As previously disclosed, we identified a software error that caused our reported claimed local business locations metric to be overstated for certain prior periods, including the third quarter of 2017. We have adjusted the number of claimed local business locations as of September 30, 2017 to account for the error. For additional information, please see the risk factor included under Part II, Item 1A under the heading “We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”
Paying Advertising Accounts

Paying advertising accounts comprise all business accounts from which we recognized advertising revenue in a given three-month period. As with our advertising revenue classification, paying advertising accounts excludes subscription services customers that are not also advertising customers.
The growth in paying advertising accounts in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to our shift to selling non-term contracts in our local advertising business, which allowed our sales force to successfully sell our products to a broader range of customers, some of whom may not have purchased our products in the past because of the required initial term commitment. Although selling non-term contracts has increased the number of businesses purchasing our advertising products in a given quarter, we have also observed higher turnover rates for advertiser accounts with non-term contracts compared to advertiser accounts with fixed-term contracts. For example, although the number of new businesses that purchased our local advertising products in the three months ended September 30, 2018 was high compared to periods prior to our transition to non-term advertising, cancellations also increased following the record number of new paying advertising account additions in the first half of 2018. This increased level of offsetting cancellations, combined with a lower rate of new paying advertising account additions compared to the first half of 2018, resulted in flat paying advertising accounts for the three months ended September 30, 2018 compared to the three months ended June 30, 2018.
Based on these trends, we anticipate that the number of paying advertising accounts may be more volatile from quarter to quarter as our sales, customer success and other organizations adapt to selling to and supporting non-term contract customers.
The following table presents the number of paying advertising accounts during the periods presented (in thousands):

	Three Months Ended September 30,
	2018	2017
Paying Advertising Accounts	194	155
Results of Operations
Three and Nine Months Ended September 30, 2018 and 2017
The following table sets forth our results of operations for the periods indicated and as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2018 or any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue

	(in thousands, except percentages)
Net revenue by product:
Advertising	$232,502	96%	$200,502	90%	$672,712	96%	$566,085	90%
Transactions	3,042	2	18,524	8	10,402	2	55,024	9
Other services	5,552	2	4,261	2	15,919	2	10,297	1
Total net revenue	$241,096	100%	$223,287	100%	$699,033	100%	$631,406	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,177	6%	19,312	9%	43,618	6%	54,282	9%
Sales and marketing	121,759	51	112,958	51	362,054	52	326,409	52
Product development	53,764	22	45,834	21	158,046	23	127,793	20
General and administrative	30,302	13	27,601	12	90,892	13	81,808	13
Depreciation and amortization	10,713	4	10,656	4	31,250	4	31,470	5
Restructuring and integration	—	—	35	—	—	—	286	—
Total costs and expenses	230,715	96	216,396	97	685,860	98	622,048	99
Income from operations	10,381	4	6,891	3	13,173	2	9,358	1
Other income, net	3,921	2	1,371	1	9,950	1	2,933	1
Income before income taxes	14,302	6	8,262	4	23,123	3	12,291	2
Provision for income taxes	684	—	(232)	—	281	—	(417)	—
Net income attributable to common stockholders	$14,986	6%	$8,030	4%	$23,404	3%	$11,874	2%
Net Revenue
We generate revenue from our advertising products, transactions and other services. Total net revenue increased $17.8 million, or 8%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $67.6 million, or 11%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
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
Advertising revenue increased $32.0 million, or 16%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $106.6 million, or 19%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in each period was primarily due to a significant increase in the number of customers purchasing advertising plans and, to a lesser extent, an increase in revenue from existing advertisers. The growth in paying advertising accounts was driven by the sale of non-term contracts and the expansion of our local sales force. Although we have observed higher turnover rates for customers on non-term contracts, which provide advertisers with the ability to cancel their ad campaigns at any time, the increase in revenue associated with the increases in paying advertising accounts more than offset the impact from cancellations in the three and nine months ended September 30, 2018 compared to the same periods in the prior year. We expect our advertising revenue for the three months ending December 31, 2018 to be substantially similar to advertising revenue for the three months ended September 30, 2018. Any operational or performance issues that impact our local advertising business may also have an earlier and more concentrated effect on advertising revenue going forward under our new local sales model than was the case prior to our transition to non-term contracts, due to the increasing proportion of advertisers with the ability to terminate their ad campaigns at any time without penalty.
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

Our partnership integrations are revenue-sharing arrangements that provide consumers with the ability to complete food ordering and delivery transactions, purchase tickets to sporting events, and book auto repair services and doctor appointments, among other things, through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
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
Transactions revenue decreased $15.5 million, or 84%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $44.6 million, or 81%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease in each period was primarily the result of the sale of Eat24 in October 2017, partially offset by revenue earned from our partnership with Grubhub.
Other Services. We generate revenue through our subscription services, which include our Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing analytics platform products. We also generate revenue through our Yelp Knowledge program, which provides access to Yelp data for a licensing fee, as well as other non-advertising related partnerships.
Other services revenue increased $1.3 million, or 30%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily due to an increase in the number of customers purchasing our subscription products and, to a lesser extent, increases in revenue from our Yelp Knowledge program and non-advertising related partnerships. These increases resulted from improved productivity by the sales team selling our Yelp WiFi Marketing product and efficiencies gained from combining the Yelp Reservations and Yelp Nowait sales teams.
Other services revenue increased $5.6 million, or 55%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily due to revenue from Yelp Nowait and Yelp WiFi Marketing, as a result of the acquisitions of Nowait, Inc. ("Nowait") and Turnstyle Analytics Inc. ("Turnstyle") in February and April 2017, respectively, as well as increases in revenue from Yelp Reservations, our Yelp Knowledge program and non-advertising related partnerships. We expect our other services revenue for the three months ending December 31, 2018 to be substantially similar to other services revenue for the three months ended September 30, 2018.
Cost of Revenue
Our cost of revenue consists primarily of credit card processing fees and website infrastructure expense, which includes website hosting costs and employee costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app. Cost of revenue also includes confirmation services costs associated with Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing, confirmation and delivery services associated with the fulfillment of orders placed through Yelp Eat24 prior to its sale, as well as video production costs for our advertising customers.
Cost of revenue decreased $5.1 million, or 27%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $10.7 million, or 20%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decreases in the three and nine months ended September 30, 2018 were primarily attributable to:

•
decreases of $2.5 million and $5.9 million, respectively, in merchant fees related to credit card transactions as a result of declines in transactions revenue following the sale of Eat24, partially offset by increases in merchant fees related to credit card transactions as a result of increases in advertising revenue;

•
decreases of $2.0 million and $4.7 million, respectively, in confirmation services and third-party food delivery costs primarily due to the decline in food ordering fulfillment costs following the sale of Eat24, partially offset by an increase in confirmation services costs associated with Yelp WiFi Marketing; and

•
decreases of $1.3 million and $3.0 million, respectively, in set up and creative design costs, consisting primarily of video production costs, as a result of our transition to selling non-term advertising contracts, which currently do not provide businesses with the option to add videos to their accounts.

These decreases were partially offset by increases of $0.7 million and $2.9 million in the three and nine months ended September 30, 2018, respectively, in website infrastructure expense due to increases in the use of our website and in employees supporting the website infrastructure. We expect cost of revenue as a percentage of net revenue for the three months ending December 31, 2018 to be substantially similar to cost of revenue as a percentage of net revenue for the three months ended September 30, 2018.
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
Sales and marketing expenses increased $8.8 million, or 8%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $35.6 million, or 11%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases in the three and nine months ended September 30, 2018 were primarily attributable to:

•
increases of $9.0 million and $33.4 million, respectively, in additional employee costs resulting from increases in headcount, including increases in stock-based compensation expense of $0.6 million and $2.1 million, respectively, as we expanded our sales organization;

•
increases of $1.5 million and $7.7 million, respectively, in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount; and

•
increases of $1.7 million and $5.3 million, respectively, in our commission expenses (including amortized commission expense) as a result of increases in advertising revenue driven by increased sales team headcount.

These increases were partially offset by decreases of $3.4 million and $10.8 million in the three and nine months ended September 30, 2018, respectively, in marketing and advertising costs, primarily due to the cessation of Yelp Eat24 marketing activities and, to a lesser extent, decreases in Yelp-related marketing and advertising costs.
Our sale of Eat24 in October 2017 resulted in an initial reduction in our sales and marketing expenses as we ceased marketing activities related to Yelp Eat24 and over 300 Yelp Eat24 sales and marketing employees transferred to Grubhub. However, we expect our sales and marketing expenses to continue to increase as we seek to increase the number of advertising and subscription accounts and continue to build the Yelp brand in the United States and Canada. Although we intend to decrease the rate at which we expand our sales force from historical levels in the medium term, we continue to expect the majority of sales and marketing expense increases for the foreseeable future to be related to hiring sales employees.
Product Development
Our product development expenses primarily consist of employee costs (including stock-based compensation expense) for our engineers, product management and information technology personnel. In addition, product development expenses include consulting costs, as well as allocated facilities and other supporting overhead costs.
Product development expenses increased $7.9 million, or 17%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $30.3 million, or 24%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases in the three and nine months ended September 30, 2018 were primarily attributable to:

•
$7.2 million and $26.7 million, respectively, in additional salaries and benefits associated with an increase in headcount, including increases in stock-based compensation expense (net of capitalized stock-based compensation expense) of $2.6 million and $7.4 million, respectively; and

•
increases in facilities and other overhead allocations of $0.6 million and $3.2 million, respectively, as we leased additional office space and incurred additional overhead costs for our expanding headcount.

We believe that continued investment in research and development of new features in order to advance the Yelp consumer experience and to support an increased focus on business-owner products and marketplace transaction features is important to attaining our strategic objectives, particularly as we look to decrease our reliance on sales headcount growth to drive revenue growth in the medium term. As a result, we expect product development expenses to continue to increase for the foreseeable future. Although our sale of Eat24 has reduced our product development expenses associated with that product, we have redeployed the associated internal resources elsewhere within our organization and, as a result, the sale has not had a material impact on our overall product development expenses.

General and Administrative
Our general and administrative expenses primarily consist of employee costs (including stock-based compensation expense) for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include bad debt expense, outside consulting primarily related to legal and accounting services, as well as facilities and other supporting overhead costs.
General and administrative expenses increased $2.7 million, or 10%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $9.1 million, or 11%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases in the three and nine months ended September 30, 2018 were primarily attributable to:

•
increases in bad debt expense of $1.2 million and $4.0 million, respectively, due to continued growth in advertising revenue and the shift in our advertiser base toward newer advertisers, who are typically associated with higher bad debt expense; and

•
$0.9 million and $3.7 million, respectively, in additional employee costs associated with an increase in headcount, which include increases in stock-based compensation expense of $0.5 million and $0.8 million, respectively.

We expect bad debt expense to increase as advertising revenue generated from newer customers continues to become a larger percentage of our overall advertising revenue. We also expect our other general and administrative costs to increase for the foreseeable future as we support the increase in headcount across our organization. The sale of Eat24 has not had a material impact on our general and administrative costs, as those resources were redeployed elsewhere within our organization.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense remained substantially stable in the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, increasing by $0.1 million, or 1%, and decreasing by $0.2 million, or 1%, respectively.
The increase in the three months ended September 30, 2018 resulted from an increase of $0.6 million in our property, equipment and capitalized website and software development costs as we invested in these assets to support the increase in headcount across our organization. This increase was substantially offset by a decrease of $0.5 million in amortization related to our intangibles, primarily due to the disposal of intangible assets in the disposal of Eat24.
The decrease in the nine months ended September 30, 3018 resulted from a decrease of $3.0 million in amortization expense related to our intangible assets in connection with the sale of Eat24, substantially offset by an increase of $2.8 million in property, equipment and capitalized website and software development costs as we invested in these assets to support the increase in headcount across our organization.
We expect depreciation expense to increase for the foreseeable future as we continue to expand our technology infrastructure and lease additional office space. Amortization expense is likely to be lower for the foreseeable future as a result of the disposal of intangible assets in our sale of Eat24.
Restructuring and Integration
On November 2, 2016, we announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was completed by December 31, 2017. We did not incur any costs relating to this plan in the three or nine months ended September 30, 2018.
In the three and nine months ended September 30, 2017, we incurred $35 thousand and $0.3 million, respectively, in restructuring and integration costs associated with this plan related to severance costs for affected employees. We do not expect to incur any additional expenses relating to this plan in the future. No goodwill, intangibles or other long-lived assets were impaired as a result of the restructuring plan.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.

Other income, net increased by $2.6 million, or 186%, in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 and $7.0 million, or 239%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increases in both periods were primarily driven by increases in interest income resulting from significant increases in marketable securities and cash held in interest-bearing accounts, due in particular to proceeds received on the sale of Eat24 in October 2017.
(Benefit from) Provision for Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards.
We recognized income tax benefits of $0.7 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, which consisted of U.S. federal and state income tax provisions on year-to-date income and foreign income tax provisions on year-to-date losses, offset by U.S. and foreign net discrete tax benefits including provision to return adjustments.
We recognized income tax expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2017, respectively, which primarily consisted of foreign income tax provisions on year-to-date losses, U.S. federal and state tax amortization of our indefinite-lived intangibles, and net discrete tax expense related to stock-based compensation.
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
Liquidity and Capital Resources
As of September 30, 2018, we had cash and cash equivalents of $423.5 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of September 30, 2018 was $5.3 million. We did not have any outstanding bank loans or credit facilities in place as of September 30, 2018. Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended ("ESPP"). In addition, in the fourth quarter of 2017, we completed our sale of Eat24 to Grubhub and received a total of $252.7 million in cash, with an additional $28.8 million currently being held in escrow for an 18-month period after closing to secure our indemnification obligations in connection with the sale.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Condensed Consolidated Statements of Cash Flows Data:
Cash provided by operating activities	$116,115	$127,961
Cash used in investing activities	(145,861)	(59,160)
Cash (used in) provided by financing activities	(91,239)	21,813
Operating Activities. We generated $116.1 million of cash from operating activities during the nine months ended September 30, 2018, primarily resulting from our net income of $23.4 million, which included non-cash depreciation and amortization expenses of $31.3 million, non-cash stock-based compensation expense of $85.7 million and non-cash bad debt expense of $19.3 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $25.0 million due to an increase in billings for advertising plans, particularly for customers paying in-arrears, as well as the timing of payments from these customers;

•
an increase in prepaid expenses and other assets of $2.1 million, primarily driven by increases in the purchase of prepaid software licenses and tax-related receivables, partially offset by a decrease in non-trade receivables; and

•
a decrease in accounts payable, accrued expenses and other liabilities of $13.6 million, primarily driven by a decrease in accrued income taxes as a result of income tax payments made in the nine months ended September 30, 2018 on taxable income from 2017, which was primarily as a result of the gain on disposal of Eat24. This decrease was partially offset by higher accrued compensation costs as a result of increased headcount.

We generated $128.0 million of cash in operating activities in the nine months ended September 30, 2017, primarily resulting from our net income of $11.9 million, which included non-cash depreciation and amortization expenses of $31.5 million, non-cash stock-based compensation expense of $75.0 million and non-cash bad debt expense of $15.2 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $19.8 million due to an increase in billings for advertising plans, particularly for customers paying in-arrears, as well as the timing of payments from these customers; and

•
an increase in accounts payable, accrued expenses and other liabilities of $15.6 million, primarily driven by an increase in the restaurant merchant share payable, accrued compensation costs and higher operating expense accruals due to the timing of invoices and payments primarily to cost of revenue-, sales- and marketing-related vendors.

Investing Activities. Our primary investing activities in the nine months ended September 30, 2018 consisted of purchases of marketable securities, purchases of property and equipment to support the ongoing build-out of leasehold improvements for our new facilities in San Francisco and New York, the purchase of technology hardware to support our growth in headcount and internally developed software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect our investment in property and equipment, leasehold assets and the development of software to increase in the remainder of 2018 compared to 2017.
We used $145.9 million of cash in investing activities during the nine months ended September 30, 2018. Cash used in investing activities during this period primarily related to purchases of marketable securities of $572.8 million, expenditures related to website and internally developed software of $15.2 million and purchases of property, equipment and software of $18.7 million. Cash used in investing activities was partially offset by the maturity of $460.8 million of investment securities held-to-maturity.
We used $59.2 million of cash in investing activities during the nine months ended September 30, 2017. Cash used in investing activities during this period primarily related to purchases of marketable securities of $179.6 million, expenditures related to website and internally developed software of $12.2 million, and purchases of property, equipment and software of $7.9 million. In addition, we acquired Nowait for net cash consideration of $30.8 million, which included intangible assets of $12.7 million, and Turnstyle for net cash consideration of $19.7 million, which included intangible assets of $4.3 million. Cash used in investing activities was partially offset by $191.0 million of maturities of investment securities held-to-maturity.
Financing Activities. During the nine months ended September 30, 2018, we used $91.2 million of cash for financing activities, consisting of $72.0 million to repurchase shares of common stock pursuant to our stock repurchase program and $41.1 million to pay taxes related to the net share settlement of equity awards for our employees, partially offset by $21.8 million in cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP.

During the nine months ended September 30, 2017, we generated $21.8 million from financing activities, consisting of $29.6 million from the issuance of common stock upon the exercise of stock options and the sale of common stock under the ESPP, partially offset by $7.7 million used to repurchase common stock pursuant to our stock repurchase program.
Stock Repurchase Program
In July 2017, our board of directors authorized a stock repurchase program under which we may repurchase up to $200 million of our outstanding common stock. We may purchase shares at our discretion in the open market, privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The program is not subject to any time limit and may be modified, suspended or discontinued at any time. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow and market conditions. In addition, we are currently, and may in the future, purchase shares through trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.
We repurchased on the open market approximately 1.8 million shares for an aggregate purchase price of $72.0 million during the nine months ended September 30, 2018, which was paid in cash. We funded these repurchases, and expect to fund any future repurchases under the stock repurchase program, with cash available on our balance sheet. In the period from September 30, 2018 to October 31, 2018, we repurchased an additional 1.3 million of shares for an aggregate purchase price of $56.0 million.
Net Share Settlement of Equity Awards
In 2018, we began settling the employee tax liabilities associated with the vesting of RSUs through net share withholding — rather than selling a portion of the vested shares to cover taxes, as we had previously — for all employees. As a result, we paid $41.1 million during the nine months ended September 30, 2018. We expect that this practice will continue to result in an increase in cash used in financing activities going forward.
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
Because of these limitations, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results. The tables below present reconciliations of EBITDA and adjusted EBITDA to net income, the most directly comparable GAAP financial measure in each case, for each of the periods indicated. Net income was $15.0 million and $8.0 million in the three months ended September 30, 2018 and 2017, respectively, and $23.4 million and $11.9 million in the nine months ended September 30, 2018 and 2017, respectively.

EBITDA. EBITDA is a non-GAAP financial measure that we calculate as GAAP net income, adjusted to exclude: (benefit from) provision for income taxes; other income, net; and depreciation and amortization. EBITDA was $21.1 million and $17.5 million for the three months ended September 30, 2018 and 2017, respectively, and $44.4 million and $40.8 million for the nine months ended September 30, 2018 and 2017, respectively.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as GAAP net income, adjusted to exclude: (benefit from) provision for income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and restructuring and integration costs. Adjusted EBITDA was $50.3 million and $42.9 million for the three months ended September 30, 2018 and 2017, respectively, and $130.2 million and $116.1 million for the nine months ended September 30, 2018 and 2017, respectively.
The following is a reconciliation of GAAP net income to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of GAAP net income to EBITDA and adjusted EBITDA:
GAAP net income	$14,986	$8,030	$23,404	$11,874
(Benefit from) provision for income taxes	(684)	232	(281)	417
Other income, net	(3,921)	(1,371)	(9,950)	(2,933)
Depreciation and amortization	10,713	10,656	31,250	31,470
EBITDA	21,094	17,547	44,423	40,828
Stock-based compensation	29,194	25,309	85,732	75,007
Restructuring and integration costs	—	35	—	286
Adjusted EBITDA	$50,288	$42,891	$130,155	$116,121
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission ("SEC") under the Securities Act.
Contractual Obligations
We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2018 to 2029. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of September 30, 2018, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties and purchases of website hosting services. The following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities as of September 30, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Operating lease obligations	$335,232	$56,312	$113,828	$85,660	$79,432
Purchase obligations	$137,691	$36,601	$61,090	$40,000	$—
The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of September 30, 2018, our total liability for uncertain tax positions was $3.6 million, which is included within other long-term liabilities. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.
We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of September 30, 2018, our future minimum rental receipts to be received under non-cancelable subleases were $4.8 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On August 2, 2018, we and the other defendants filed a motion to dismiss the amended complaint. The court held a hearing on the motion on September 20, 2018 and has not yet issued a ruling.
In addition, we are subject to other legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these other matters will have a material adverse effect on our business, financial position, results of operations or cash flows.
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

•
Review Concentration. Our restaurant and shopping categories together accounted for approximately 36% of the businesses that had received reviews and approximately 60% of the reviews available on our platform as of September 30, 2018. Although these categories generate a substantial portion of our traffic, if the high concentration of reviews generates a perception that our platform is primarily limited to these categories, our traffic may not increase to the extent otherwise possible.

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

•
Ability to Contact Prospective Customers. We generate the vast majority of our revenue through direct engagement between our sales force and business owners or other key decision makers over the phone. If our sales force encounters difficulty in reaching potential customers' key decision makers, our revenue and business will be harmed. Our sales force's ability to engage with such decision makers may be affected by a range of factors, not all of which are within our control. For example, if such decision makers, their telecommunications carriers or their mobile operating systems increase their use of call blocking technologies, or decision makers seek to avoid autodialer or telemarketing calls ("robocalls") by answering their phones less frequently, calls from our sales force may be negatively impacted. This risk may increase at times when the volume of robocalls tends to increase, such as during elections.

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

As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products; in fact, an increasing portion of our advertisers, including substantially all of our new local advertising customers, have the ability to cancel their ad campaigns at any time without penalty. As a result, any decrease in customer satisfaction, economic downturn or other change negatively affecting our ability to retain advertisers may have an earlier and more concentrated effect on our results going forward than prior to our transition to non-term contracts, when our multi-month advertising contracts imposed a fee for early cancellations. If we are unable to quickly and effectively respond to such developments, our ability to maintain and expand our advertiser base will be harmed. In addition, the negative impact of attrition on our financial results may be greater with respect to advertisers who are billed in arrears, as the vast majority of our advertisers now are, if they fail to make payment on ads that have already been delivered.
*Our ability to increase our revenue depends on our ability to introduce successful new products and services, including products and services outside of our historical core business. Our ongoing investment in such products and services involves significant risks, could disrupt our current operations and may not produce the long-term benefits that we expect.
Our industry is rapidly evolving and intensely competitive; our ability to compete successfully and increase our revenue depends on our ability to deliver innovative, relevant and useful products to our customers in a timely manner. As a result, we have invested and expect to continue to invest in new products and services, including products and services outside of our historical core business, such as the investments we have made in Yelp Reservations, Yelp Nowait and Yelp WiFi Marketing in 2018. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including distracting management and reducing investment in our core business. Any resulting new products and services may fail to generate sufficient revenue, operating margin or other value to justify our investments in them, thereby harming our ability to generate revenue both directly and indirectly as a result of foregoing the opportunity for higher investment in our core advertising business, in other product lines and other initiatives.
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
Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google and Bing. The number of users we attract from search engines to our website (including our mobile website) is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our platform may not be prominent enough to drive traffic to our platform, and we may not know how or otherwise be in a position to influence the results. The resulting slower traffic growth rates may harm our business and financial results as traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic.
For example, Google has previously made changes to its algorithms and methodologies that may be contributing to the slowing of our traffic growth rate. Such changes include updates Google made late in the third quarter of 2018 that we believe may disproportionately negatively impact traffic to our home & local services category going forward, which may in turn reduce our ad inventory, drive up cost-per-click prices and negatively impact advertiser retention in that category. Google also previously announced that the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use is not being penalized, the parameters of Google’s policy may change from time to time, be poorly defined and be inconsistently interpreted. As a result, Google may unexpectedly penalize our app install interstitials, which may cause links to our mobile website to be featured less prominently in Google’s mobile search results page, and traffic to both our mobile website and mobile app may be harmed as a result. We cannot predict the long-term impact of these changes.
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
We may also discover liabilities or deficiencies associated with the companies or assets we acquire that we did not identify in advance, which may result in significant unanticipated costs. For example, in 2015, two lawsuits were filed against us by former Eat24 employees alleging that Eat24 failed to comply with certain labor laws prior to the acquisition. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In the case of any business or assets that we sell, the buyer may identify liabilities or deficiencies that were previously unknown to us. We may be obligated to indemnify the buyer for such liabilities or deficiencies, which may result in unanticipated costs that significantly reduce the purchase price we receive for the business or assets. For example, we agreed to indemnify Grubhub and certain related parties against certain losses arising out of Grubhub's purchase of Eat24, including, but not limited to, any breach or inaccuracy of any representation or warranty made by us or Eat24 in the purchase agreement. While Grubhub's right to recover for many claims is limited to the portion of the purchase price being held in escrow, certain claims are capped only at the total purchase price.
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
Despite these efforts, we cannot guarantee that each of the approximately 123.0 million reviews on our platform that had been recommended and that had not been removed as of September 30, 2018 is useful or reliable, or that consumers will trust the integrity of our content. For example, if our recommendation software does not recommend helpful content or recommends unhelpful content, consumers and businesses alike may stop or reduce their use of our platform and products. Some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. If consumers do not believe our recommended reviews to be useful and reliable, they may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to retain and attract users and advertisers and the frequency with which they use our platform.
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
As our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, increases in headcount and cost levels. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. For example, it may take time for our sales, customer success and other organizations to adapt to selling, supporting and retaining non-term contracts, which give advertisers the ability to cancel their plans at any time and which comprise substantially all new sales of local advertising plans. If these organizations are unable to do so quickly and effectively, our business will be harmed. Similarly, we are increasingly focused on achieving greater cost-effectiveness in our advertising business; while we plan to continue investing in our sales force, we may decide to prioritize other sales channels, such as self-serve or third-party resellers, or otherwise pursue new strategies for high-margin revenue growth. These and other changes in our sales organization, sales force hiring priorities or in the way we structure compensation of our sales organization may be disruptive and may affect our ability to generate revenue.
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

•
forecast revenue and adjusted EBITDA accurately, which is made more difficult by the large percentage of our revenue derived from performance-based advertising and the increasing portion of our advertiser base with non-term contracts, as well as appropriately estimate and plan our expenses;

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

Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:

•	changes in the products we offer, such as our transition to selling our local advertising products pursuant to non-term contracts;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	changes in the markets in which we operate, such as the wind down of our international sales and marketing operations to focus on our core markets of the United States and Canada;

•	cyclicality and seasonality, which may become more pronounced as our growth rate slows;

•	the effects of changes in search engine placement and prominence;

•	the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as the repeal of Internet neutrality regulations in the United States;

•	the success of our sales and marketing efforts;

•	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;

•	interruptions in service and any related impact on our reputation;

•	changes in advertiser budgets or the market acceptance of online advertising solutions;

•	changes in consumer behavior with respect to local businesses;

•	changes in our tax rates or exposure to additional tax liabilities, including as a result of the U.S. Tax Cuts and Jobs Act;

•	the impact of macroeconomic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;

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
The impact of these and other factors on our local advertising results may occur earlier and be more concentrated going forward than prior to our transition to non-term contracts, due to the increasing proportion of advertisers with the ability to terminate their ad campaigns at any time without penalty.
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
*Because we recognize revenue from our advertising products over the term of an agreement, a significant downturn in our business may not be immediately reflected in our results of operations.
We recognize revenue from sales of our advertising products over the terms of the applicable agreements. Although our advertising contracts increasingly allow advertisers to cancel at any time, a portion of our customers continue to be subject to contracts with three-, six- and 12-month terms. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in advertising sales may not be reflected in our short-term results of operations.
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
We are also regularly exposed to claims based on allegations of infringement or other violations of intellectual property rights. Companies in the Internet, technology and media industries own large numbers of patent and other intellectual property rights, and frequently enter into litigation. Various “non-practicing entities” that own patents and other intellectual property rights also often aggressively attempt to assert their rights in order to extract value from technology companies. From time to time, we receive complaints that certain of our products and services may violate the intellectual property rights of others, and have previously been involved in patent lawsuits, including lawsuits involving plaintiffs targeting multiple defendants in the same or similar suits. While we are pursuing a number of patent applications, we currently have only limited patent protection for our core business, and the contractual restrictions and trade secrets that protect our proprietary technology provide only limited safeguards against infringement. This may make it more difficult to defend certain of our intellectual property rights, particularly related to our core business.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During 2017, our common stock’s daily closing price ranged from $27.38 to $47.58, and was $42.82 on October 31, 2018. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:

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
Furthermore, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, in January 2018, we and certain of our officers were sued in a putative class action lawsuit alleging violations of the federal securities laws for allegedly making materially false and misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business.
We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
In July 2017, our board of directors authorized the repurchase of up to $200 million of our common stock, which we commenced in August 2017 and which does not have an expiration date. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash reserves.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2018, we had 84,375,021 shares of common stock outstanding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended September 30, 2018 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Weighted-Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 - July 31, 2018	160	$38.67	160	$115,389
August 1 - August 31, 2018	—	$—	—	$115,389
September 1 - September 30, 2018	—	$—	—	$115,389

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

YELP INC.
Date: November 9, 2018	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)