Form 10-K
period 2018-12-31
YELP INC
filed 2019-03-01
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,142,028,855 as of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange LLC reported for June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter. Excludes an aggregate of 3,595,984 shares of the registrant’s common stock held by officers, directors, affiliated stockholders and The Yelp Foundation as of June 30, 2018. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2018, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2018. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 20, 2019, there were 82,025,023 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2018 ANNUAL REPORT ON FORM 10-K
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
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Reservations, Yelp Waitlist (previously referred to as Yelp Nowait), Yelp WiFi Marketing, our business owner products or Yelp Eat24, which we sold on October 10, 2017.
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

ii

PART I
Item 1. Business.
Company Overview
Yelp's mission is to connect consumers with great local businesses. Since our founding in 2004, we have built a trusted local platform that delivers significant value to both consumers and businesses by helping each discover and interact with the other: our unrivaled content and transaction capabilities help consumers save time and money, while our advertising and other products help business owners gain visibility and engage with our large audience of purchase-oriented consumers. Yelp's core features and functionalities include:

•
Content. Yelp brings “word of mouth” online through consumer ratings, reviews, photos and more that share everyday business experiences. As of December 31, 2018, consumers had contributed approximately 177.4 million cumulative reviews of almost every type of local business. These contributions drive a powerful network effect whereby the expanded content draws in more consumers (and more prospective contributors), which improves the value proposition of our products to local businesses.

•
Discovery. Each day, millions of consumers search for great local businesses using Yelp's website and mobile app, as well as third-party partner services like Apple’s Siri and Amazon’s Alexa personal assistant programs. Business owners, in turn, use our free and paid products to showcase and differentiate their businesses to these intent-driven consumers. For example, business representatives are able to provide information about their businesses and respond to reviews, among other things, by registering for a free account and “claiming” the business listing page for each of their locations. By December 31, 2018, business representatives had cumulatively claimed approximately 5.0 million business listing pages on Yelp. Businesses that want to further promote themselves can also pay for premium services such as targeted search advertising and additional enhancements to their business listing pages.

•
Engagement. Yelp provides multiple channels for consumers and businesses to engage directly with each other. In addition to writing and responding to reviews, consumers and businesses can interact through messaging features like Request-A-Quote and reservation booking tools. In the fourth quarter of 2018 alone, consumers submitted quote requests for 1.6 million projects through Request-A-Quote, which generated 4.4 million leads for service providers. We also facilitate consumer engagement with businesses in our restaurants and nightlife categories through Yelp Reservations, our online reservations product, and Yelp Waitlist (previously referred to as Yelp Nowait), which allows consumers to check wait times at restaurants and join waitlists remotely. Businesses used these products to manage over 22 million diners in December 2018, more than 1.7 million of whom made their reservation or joined the waitlist directly via Yelp.

•
Transactions. Our convenient transaction capabilities allow consumers to transact with local businesses without leaving Yelp, primarily through integrations with partners in key verticals. Online food ordering constitutes our largest category of transactions by revenue and volume and is currently available through our long-term partnership with Grubhub, which we entered into concurrently with our sale of Eat24 to Grubhub in 2017, among other partners. Our integration of Grubhub's restaurant network had more than doubled the number of order-enabled restaurants on Yelp by the end of 2018 compared to before the integration, while generating more profit per order than we generated prior to our sale of Eat24. Consumers can also book auto repairs (RepairPal), make spa and salon appointments (Vagaro), schedule legal consultations (LegalZoom) and order flowers (BloomNation) through Yelp, among many other transaction opportunities.

•
Attribution and Analytics. We offer businesses a range of tools and features that measure the effectiveness of our products and provide business insights. In addition to the reporting and advertising-management features available through our Yelp for Business Owners app, we enhanced our store-level attribution capabilities in 2018 through the launch of our Yelp Store Visits product and integrations with third-party data partners. The detailed reporting and analytics we have been able to offer as a result helped us sell our advertising products more successfully to national advertisers, growing revenue from these customers by 16% in 2018 compared to 2017. We also provide businesses with local analytics and insights based on our historical data and other proprietary content through our Yelp Knowledge program.

We generate revenue primarily from the sale of advertising on our website and mobile app to businesses and, to a lesser extent, from fees on transactions completed on our platform and subscription fees for our non-advertising products. During the year ended December 31, 2018, we generated net revenue of $942.8 million, representing 11% growth over 2017, net income of $55.4 million and adjusted EBITDA of $183.1 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” in this Annual Report.

Our Strategy
Our strategy looks to leverage our competitive advantages — our brand, our large audience of intent-driven consumers, our content and the network dynamics on our platform — to increase the value we provide to consumers and businesses, while continuing to drive efficiency in our business model. In 2018, we embarked on a significant business transformation by transitioning from selling our advertising products pursuant to fixed-term contracts to selling under non-term contracts. We expect that 2019 will be another transition year for Yelp as we continue the repositioning of our business and strategy. We believe that we will drive long-term revenue growth and improved profitability by pursuing the following strategies in 2019:
Revenue Growth

•
Winning in Key Verticals. We are working to address our customers' operational needs with innovative solutions that build on our strengths in key verticals. In restaurants, our most trafficked category, we are developing a comprehensive consumer experience with the goal of establishing Yelp as the go-to app for diners and a best-in-class partner to restaurants, which we believe will have the added benefit of supporting strong consumer usage and engagement across other categories. On the consumer side, we are enhancing our recommendation capabilities by incorporating consumer insights, such as the dietary preferences mobile users have shared with us. For business owners, we are developing restaurant-specific solutions that address business owners’ unique operational needs, such as extending the functionality of Yelp Waitlist into an in-store kiosk, which has the potential to reduce labor costs and improve operational efficiency for businesses.

In home & local services, our largest and fastest growing category by revenue, we have driven consumer adoption with innovative product experiences, like Request-A-Quote, and plan to continue leveraging products with the goal of accelerating our monetization of this category. To increase consumer project submissions, we are working to make the quote submission process easier and employing product marketing. We are also improving our matching capabilities, offering new ways for service providers to drive leads to their businesses and testing the phone call attribution flow we successfully implemented in the restaurants vertical.

•
Expanding Our Product Offerings. We are developing new advertising products to help our customers differentiate their businesses. We are also introducing more fixed-price offerings at different price points to bridge the gap between our free offerings and our targeted search advertising product. For example, we have seen strong adoption of our Yelp Verified License product, which we launched in November 2018 at a monthly price point of $30. In addition to driving incremental revenue, this lower-priced product has exhibited strong retention rates and improved overall retention for the performance-based cost-per-click, or CPC, advertisers that have adopted it. We believe that providing more products like this across a range of price points will give new customers and trial users even more ways to grow with Yelp.

•
Providing More Value to Business Customers. We aim to provide advertisers with more value for their money, with the goal of driving monetization by increasing trial conversion, customer satisfaction and, ultimately, retention. We believe our efforts to optimize CPC prices and evolve our product experience to provide greater value to businesses have the potential to substantially increase revenue through retention. These efforts include our plan to significantly increase the leads delivered to our paying customers, with the aim of doubling the number of leads going to our paid advertisers in the home & local services category by the end of 2019. We are also working to deliver the best lead opportunities to highly responsive and highly rated advertisers, which would provide a clear benefit to both consumers and our customers. Other initiatives include providing our advertisers with more ways to promote their businesses, further developing our analytics tools to show advertisers how their ads are performing relative to competitors and how to optimize their spend, as well as providing advertisers more control over their ad campaigns. For example, advertisers will soon be able to choose campaign goals, whether that is driving more inbound phone calls or generating more clicks on their Yelp ads.

•
Capturing the National Opportunity. We plan to drive continued momentum in our national advertising business by expanding upon our successful go-to-market strategy and offering more solutions to meet the needs of large advertisers. We plan to grow our national and multi-location sales force in 2019 and focus their attention specifically on the top 250 restaurant and retail advertisers. We also plan to build on our implementation of a more consultative approach to sales and client care in 2018 by integrating product and product marketing with sales efforts, as well as by expanding client service and coverage. On the product side, we are extending our attribution offerings, creating engaging new ad units to drive consumer purchases, and providing tools for national advertisers and channel partners to track and manage their campaigns. We believe these initiatives will position us to capture a larger share of the national and multi-location opportunity.

•
Enhancing the Consumer Experience. Consumers drive the network dynamics on which our value proposition is based: growing consumer traffic and content contribution further benefits consumers and underpins our ability to create value for businesses through our products and services. To maintain strong growth in our app usage and deepen user engagement, we remain focused on delivering unique product experiences that delight consumers. One of the ways we are doing that is by creating an even more personalized Yelp experience for our users. We are also creating new features that draw on Yelp’s unique content and comprehensive local data, as well as partnerships, to deliver only-on-Yelp product experiences. We believe experiences like booking sought-after seats at Yelp-exclusive restaurants, skipping the line at popular eateries and saving time and money on projects arranged via Request-A-Quote will help maintain strong growth in app usage and deepen consumer engagement, thereby increasing our value proposition to businesses.
Improved Profitability

•
Focusing on Our Most Efficient Sales Channels. In 2019, we plan to continue our efforts to build a more diversified, modern and efficient go-to-market strategy by shifting our emphasis to the most efficient and high-margin sales channels, including sales partnerships and our self-serve channel. In 2018, we launched the Yelp Ads Certified Partners Program to make it more efficient for partner agencies to manage ad campaigns on behalf of their small and medium-sized business clients by allowing them to independently sell and manage ad campaigns rather than working through Yelp to do so. This product-driven customer acquisition strategy complements our sales force and, going forward, we plan to continue to adapt this product to the structure of our agency partners to help design and execute ad campaigns that benefit their clients. We also plan to continue refining our self-serve channel, which allows businesses to purchase ads directly through our website, by offering additional products and customization options. This channel not only provides convenience and flexibility to our customers, but also generates high-margin revenue without heavy involvement from our sales force.

•
Reducing Local Sales Hiring. In keeping with shifting our focus to more efficient sales channels, we plan to hold our local sales headcount approximately steady in 2019 and, in doing so, focus on retaining more of our tenured sales representatives. Because more tenured sales representatives are generally more successful than less tenured representatives, we believe this will also improve overall sales performance.

•
Optimizing Consumer Marketing Spend. While organic growth driven by our community development efforts, as described below, continues to be the primary driver of our traffic, we will also continue investing in marketing in 2019 to leverage our brand and help fuel the network dynamics on our platform. However, we believe that we are positioned to capitalize on our product and marketing investments in prior years by increasing our use of in-app and cross-product marketing. Although we expect our sales and marketing expenses to increase overall in 2019 compared to 2018, we expect this initiative to save up to $15 million in marketing expenses.

•
Controlling Other Expenses. In addition to the initiatives described above, our ability to improve our margins will depend on our ability to effectively control and, where possible, reduce our expenses. For example, as we work to maintain a steady local sales headcount in 2019, we plan to fill vacancies on our San Francisco sales team that come about through attrition with replacements in lower-cost markets, which we believe will save approximately $10 million annually once the process is complete (though we expect sales and marketing expense to increase overall in 2019). We plan to continue evaluating opportunities to control or reduce other corporate expenses throughout 2019.

In addition to the ways we plan to grow our business organically, we will also look to accelerate these strategies through effective partnerships that create great consumer experiences while generating attractive economics for our business. Building on the experience we have gained through our long-term Grubhub relationship, which continues to deliver significant value and growth, we entered into new partnerships in recent months with industry leaders including Visa, GoDaddy and Google, among others. We believe there is significant value to expanding through partnerships and will continue to explore additional opportunities in this area in 2019 and beyond.
Our Products and Services
Advertising
We provide a range of free and paid advertising products to businesses of all sizes, including the ability to deliver targeted search advertising to large local audiences through our website and mobile app. As in past years, advertising accounted for the vast majority of our revenue during the year ended December 31, 2018, accounting for 97% of our revenue, as compared to approximately 91% for the year ended December 31, 2017 and approximately 90% for the year ended December 31, 2016. We recognize revenue from our business listing and advertising products, including advertising sold by partners, as advertising revenue.

Free Online Business Account
We enable businesses to create a free online business account and claim the listing page for each of their business locations. With their free business accounts, businesses can view trends (e.g. statistics and charts of the performance of their pages on our platform), use the Revenue Estimator tool to quantify the revenue opportunity Yelp provides, message customers (e.g. by replying to messages or reviews either publicly or directly), update listing information (e.g. address, hours of operation) and offer Yelp Deals and Gift Certificates, as described below.

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

Enhanced Profile
In addition to providing businesses with the same premium features and support options as our Branded Profile product, our Enhanced Profile product restricts how ads from other businesses appear on the business listing pages of our Enhanced Profile customers.

Yelp Verified License
Yelp Verified License is a badge that appears on business listing pages as a paid upgrade for certain licensed advertisers, primarily in our home & local services category. The badge indicates that we have verified the business's trade license and confirmed it was in good standing as of a certain date, allowing businesses to distinguish themselves as licensed and helping consumers make safe and confident decisions when selecting businesses for their projects.

Search and Other Ads
We allow businesses to promote themselves as a sponsored search result on our platform, on the listing pages of related businesses and as suggested “additional businesses” for consumers using our Request-A-Quote feature. We now sell ads primarily on a CPC basis, though we also offer impression-based ads.

Ad Resales
We also generate revenue through the resale of our advertising products by certain agencies and partners, such as DexYP, as well as monetization of remnant advertising inventory through third-party ad networks. In 2018, we launched the Yelp Ads Certified Partners Program, which allows partner agencies to independently sell and manage ad campaigns on behalf of their small and medium-sized business clients, providing increased centralization and flexibility.

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

Eat24 and the Grubhub Partnership
Prior to our sale of Eat24 to Grubhub on October 10, 2017, we generated revenue from our Yelp Eat24 business through arrangements with restaurants in which restaurants paid a commission percentage fee on orders placed through Yelp Eat24. Following the sale, Eat24’s restaurant network remains integrated on our platform and, pursuant to our strategic partnership, Grubhub’s restaurant network was integrated onto our platform mid-2018. We expect this partnership to provide consumers with a wider selection of restaurants and better delivery options, while improving our per-order profitability.

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

Yelp Waitlist
Yelp Waitlist is a subscription-based waitlist management solution that allows consumers to check wait times and join waitlists remotely and businesses to efficiently manage seating and server rotation. Yelp Waitlist is available directly on business listing pages as well as in-store kiosks.

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

Other Partnerships	Other non-advertising partner arrangements include content licensing and allowing third-party data providers to update and manage business listing information on behalf of businesses.
Revenue by Product
The following table provides a breakdown of our revenue by product for the years indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net revenue by product:
Advertising	$907,487	$775,678	$648,235
Transactions	13,694	60,251	62,495
Other services	21,592	14,918	5,333
Total net revenue	$942,773	$850,847	$716,063
Sales
We sell our products directly through our sales force, indirectly through partners and online through our website. Our sales force consisted of 4,029 employees as of December 31, 2018 and is located across our offices in San Francisco, California; Scottsdale, Arizona; New York, New York; Chicago, Illinois; Washington, D.C.; and Toronto, Ontario. From 2012 to 2016, we also had sales operations in Europe, including in Dublin, Ireland and Hamburg, Germany. In the fourth quarter of 2016, however, we wound down our sales activities in markets outside the United States and Canada, where we believe the long-term return on continued investment to be lower than opportunities for Yelp within our core markets.
Direct Sales. A large majority of our sales force — 3,850 employees as of December 31, 2018 — is dedicated to selling our advertising products, with a significantly smaller component responsible for selling our subscription products. Our sales force primarily sells CPC advertising; only a small percentage of ads continue to be impression-based. Sales representatives are primarily responsible for generating qualified sales leads by identifying and contacting businesses through direct engagement, direct marketing campaigns and weekly e-mails to claimed local businesses. Our direct sales force is focused on increasing revenue by adding new customers, and sales representatives are typically compensated on the basis of advertising sold in a given period.
Sales Partnerships. Since 2014, we have allowed partners, such as DexYP, to sell certain of our advertising products as part of a package with their own advertising products to their advertiser bases. The products covered by these arrangements include our Enhanced Profile and CPC advertising. In 2018, we launched the Yelp Ads Certified Partner Program with the aim of making it more efficient for agencies to manage ad campaigns on behalf of their small and medium-sized business clients. By allowing partner agencies to independently sell and manage ad campaigns rather than working through Yelp to do so, this program has improved the process and increased flexibility. We continue to explore additional partnerships for the sale or bundling of our products, as well as with select marketing agencies.
Self-Serve Ads. Our online, or self-serve, sales channel allows businesses to purchase advertising solutions directly from our website. Businesses can purchase sponsored CPC search advertising directly through this channel. The convenience of our self-serve sales channel helped us attract thousands of new advertisers in 2018, and we are continuing to test approaches to this sales channel, including by offering advertisers more options to customize their ads.
Customer Success. While the focus of our sales force has historically been on adding new customers, we also see opportunity to deepen our relationships with existing customers. To this end, our customer success team supports existing business advertisers through account management, cross-selling and retention initiatives. In 2018, we continued to grow our customer success team and focused on streamlining our customer success processes, which we believe will give us a greater ability to respond to changes in revenue retention that may emerge from the increasing portion of our customers who are able to cancel their advertising commitments at any time.
Consumer Engagement
At the heart of our business are the vibrant communities of contributors that contribute the content on our platform. These contributors provide rich, firsthand information about local businesses in the form of reviews, ratings, tips, photos and videos. Each review, rating, tip, photo and video expands the breadth and depth of the content on our platform, which drives a powerful network effect: the expanded content draws in more consumers and more prospective contributors. Although measures of our content (including our cumulative review metric) and traffic (including our desktop and mobile unique visitors and app unique device metrics) do not factor directly into the advertising arrangements we have with our advertising customers, this network effect underpins our ability to deliver clicks and ad impressions to advertisers. Increases in these metrics improve our value proposition to local businesses as they seek easy-to-use and effective advertising solutions.
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
In general, the communities we entered into earlier are more populous than those we entered into later, and we have already entered many of the largest cities in the United States and Canada. For these and other reasons, launching additional communities may not yield results similar to those of our existing communities. As a result, we continue to believe that development of our existing communities currently provides the greatest opportunity for growth, and plan to continue to focus our community development efforts on existing communities in 2019.
Reviews
As of December 31, 2018, our communities had contributed approximately 177.4 million cumulative reviews of almost every type of local business. Of the approximately 177.4 million cumulative reviews our contributors had submitted through December 31, 2018, approximately 124.8 million were recommended and available on business listing pages; approximately 39.5 million were not recommended and available on secondary pages; and approximately 13.1 million had been removed from our platform. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended because they provide additional perspectives and information on reviewed businesses, as well as transparency of the efficacy of our automated recommendation software.
The reviews contributed to our platform cover a wide set of local business categories, including restaurants, shopping, beauty and fitness, arts, entertainment and events, home and local services, health, nightlife, travel and hotel, auto and other categories. In the charts below, we highlight the breakdown by category of local businesses that have received reviews on our platform and the breakdown by category of the cumulative reviews contributed to our platform through December 31, 2018.

(1)
The above chart provides a breakdown of the categories of businesses that had received reviews that were available on our platform — i.e., including reviews that were recommended or not recommended, but not including reviews that had been removed from our platform — as of December 31, 2018, including some businesses that had received only reviews that were not recommended. The categories reflect Yelp's category definitions as of December 31, 2018.

(2)
The above chart provides a breakdown of our cumulative reviews as of December 31, 2018, including reviews that had been removed from our platform. The categories of the businesses associated with these reviews reflect Yelp's category definitions as of December 31, 2018.

We believe that the concentration of reviews in the restaurant and shopping categories in particular is primarily due to the frequency with which individuals visit specific businesses or engage in certain activities versus others. For example, an individual may eat at a restaurant three times in one week or go shopping once a week, but the same individual is unlikely to visit a mechanic, get a haircut or use a home or local service with the same frequency. The top five industry categories accounted for an aggregate of 78% of our advertising revenue (excluding advertising sold by partners) for the year ended December 31, 2018, broken down as follows: Home & Local Services, 33%; Restaurants, 14%; Beauty & Fitness, 12%; Health, 11%; and Shopping, 8%.
Technology
Product development and innovation are core pillars of our strategy. We devote a substantial portion of our resources to researching and developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise. In addition, we acquired talent and technology through our acquisitions of Nowait and Turnstyle in 2017. For the years ended December 31, 2018, 2017 and 2016, product development expenses totaled $212.3 million, $175.8 million and $138.5 million, respectively.
We aim to delight our users and business partners with our products. We provide our web-based and mobile services using a combination of in-house and third-party technology solutions and products:

•
Search and Ranking Technology. We leverage the data stored on our platform and our proprietary indexing and ranking techniques to provide our users with contextual, relevant and up-to-date results to their search queries. For example, a consumer desiring environmentally-friendly carpet cleaners does not have to call individual cleaners to inquire about their use of chemical-based cleaning solutions. Instead, the consumer can search for “environmentally-friendly carpet cleaners” on Yelp and discover cleaners with the best service and “green” cleaning products that serve a specific neighborhood.

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

•
Mobile Solutions. We have seen substantial growth in consumers accessing information about local businesses through mobile devices, and anticipate that growth in use of our mobile platform will be the driver of our growth for the foreseeable future. Our most engaged users are on our mobile app, making it particularly critical to our continued success. For example, in the quarter ended December 31, 2018, mobile devices accounted for approximately 80% of all searches and approximately 76% of all ad clicks on our platform, compared to 79% and approximately 70%, respectively, in the quarter ended December 31, 2017.

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
Automated Recommendation Software. We use proprietary software to analyze the relevance, reliability and utility of each review submitted to our platform. The software applies the same objective standards to each review based on a wide range of data associated with the review and reviewer, regardless of whether the business being reviewed advertises on Yelp. These objective standards include various measures of relevance, reliability and utility, such as the reviewer’s type and level of activity with Yelp (which might correspond to the reviewer’s reliability or suggest reviewer biases) and whether certain reviews originate from related Internet Protocol addresses (which might mean the reviews were submitted by the same person). The results of this analysis can change over time as the software factors in new information, which may result in reviews that were previously recommended becoming not recommended, and reviews that were previously not recommended being restored to recommended status. Reviews that the software deems to be the most useful and reliable are published directly on business listing pages, though neither we nor the software purport to establish whether or not any individual review is authentic. As of December 31, 2018, our software recommended approximately 71% of the reviews submitted to our platform. Reviews that are not recommended are published on secondary pages and do not factor into a business’s overall star rating. As of December 31, 2018, approximately 22% of the reviews submitted to our platform were not recommended but still accessible on our platform.
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
Removal of Reviews. We regularly remove reviews from our platform that we believe violate our terms of service, including, without limitation: fake or defamatory reviews; content that has been bought, sold or traded; threatening, harassing or lewd content, as well as hate speech and other displays of bigotry; and content that violates the rights of any third party or any applicable law. Consumers can access information about reviews that we have removed for a particular business by clicking on a link on the business’s listing page. As of December 31, 2018, approximately 7% of the reviews submitted to our platform had been removed.
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
Competition
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies and market entrants. Our competitors consist of companies that help businesses — particularly businesses in our strategically important restaurants and home & local services categories — connect and engage with consumers, including:

•	online search engines and directories, such as Google, as well as traditional, offline business guides and directories;

•	online and offline providers of consumer ratings, reviews and referrals, such as TripAdvisor;

•
providers of online marketing and tools for managing and optimizing advertising campaigns, such as Google, Facebook and Twitter, as well as various forms of traditional offline advertising, including radio, direct marketing campaigns, yellow pages and newspapers;

•	restaurant reservation and seating tools, such as OpenTable, as well as food ordering and delivery services; and

•	home and/or local services-related platforms and offerings, such as ANGI Homeservices.
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
We believe our ability to compete successfully for users, content, and advertising and other customers depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;

•	our ability, in and of itself as well as in comparison to the ability of our competitors, to develop new products and services and enhancements to existing products and services;

•	the quantity, quality and reliability of our content, including its breadth, depth and timeliness;

•	our ad targeting and measurement capabilities, and those of our competitors;

•	the size, composition and level of engagement of our consumer audience relative to those of our competitors;

•	our marketing and selling efforts, and those of our competitors;

•	the pricing of our products and services relative to those of our competitors;

•	the actual or perceived return our customers receive from our products and services relative to returns from our competitors;

•	the frequency and relative prominence of the ads displayed by us or our competitors;

•	acquisitions or consolidation within our industry, which may result in more formidable competitors; and

•	our reputation and brand strength relative to our competitors.
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
Similarly, new legislation and regulations may significantly impact our business. There have been various Congressional efforts to restrict the scope of the protections available to online platforms under Section 230 of the Communications Decency Act, and our current protections from liability for third-party content in the United States could decrease or change as a result. Regulatory frameworks for privacy issues in particular are also currently in flux worldwide, and are likely to remain so for the foreseeable future. For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect in May 2018, may be subject to varying interpretations and evolving practices that would create uncertainty for us. Similarly, the recently passed California Consumer Privacy Act, which is expected to become effective in 2020, also creates new data privacy rights for users that may result in significantly greater compliance burdens for us.
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
Our Culture and Employees
We take great pride in our company culture and consider it to be one of our competitive strengths. Our culture is at the foundation of our success, and it continues to help drive our business forward as a pivotal part of our everyday operations. It allows us to attract and retain a talented group of employees, create an energetic work environment and continue to innovate in a highly competitive market. As of December 31, 2018, we had 6,030 employees globally.
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
In addition, The Yelp Foundation, a non-profit organization established by our board of directors in November 2011 (the "Foundation"), directly supports consumers and local businesses in the communities in which we operate. In 2011, our board of directors approved the contribution and issuance to the Foundation of 520,000 shares of our common stock, of which the Foundation had sold 217,500 shares as of December 31, 2018. The Foundation uses the proceeds from the sale of its shares of our common stock to make grants to local non-profit organizations that are actively engaged in supporting community and small business growth. As of December 31, 2018, the Foundation held 302,500 shares of common stock, representing less than 1% of our outstanding capital stock.
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

Item 1A. Risk Factors
Risks Related to Our Business and Industry
If we are unable to increase traffic to our mobile app and website, or user engagement on our platform declines, our revenue, business and operating results may be harmed.
We derive a substantial majority of our revenue based on our users' engagement with the ads that we display. Because traffic to our platform and user engagement on our platform together determine the number of ads we are able to show, affect the value of those ads to businesses and support the content creation that drives further traffic, our ability to attract, retain and engage visitors on our platform is critical to our business and financial success. A number of factors could adversely affect our traffic and user engagement, including, but not limited to:

•	our reliance on Internet search engines;

•	if users engage with other products, services or activities as an alternative to our platform;

•
if we fail to introduce new and improved products or features that users find engaging, or we introduce new products or features that do not effectively address consumer needs or otherwise alienate consumers;

•	the quantity and quality of the content contributed by our users, as well as the perceived distribution of such content across the categories of businesses on our platform;

•	increasing competition in the market for information regarding local businesses;

•
our ability to manage and prioritize information to ensure users are presented with content that is relevant and helpful to them, including through the effective operation of our automated recommendation software;

•
technical or other problems that negatively impact the availability and reliability of our platform or otherwise affect the user experience, including as a result of infrastructure performance problems and security breaches;

•
if users have difficulty installing, updating or otherwise accessing our platform as a result of actions by us or third parties that we rely on to distribute our products, such as application marketplaces and device manufacturers;

•	if users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of the advertising we display;

•	adverse macroeconomic conditions and their negative impact on consumer spending at local businesses;

•
the adoption of any laws or regulations that adversely affect the growth, popularity or use of our platform or the Internet in general, such as the repeal of Internet neutrality regulations in the United States;

•	any actions taken by companies with significant market power in the broadband and Internet marketplace that degrade, disrupt or increase the cost of user access to our products and services; and

•	if we do not maintain our brand image or our reputation is damaged.
We anticipate that our traffic growth rate will continue to slow over time, and potentially decrease in certain periods due to the maturation of our business and our high penetration rates in most major geographic markets within the United States and Canada. As our traffic growth rate slows, our business and financial performance will become increasingly dependent on our ability to increase levels of user engagement with our platform and the ads that we display.
We generate substantially all of our revenue from advertising. If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.
In order to maintain and expand our advertiser base, we must convince existing and prospective advertisers alike that our advertising products offer them a material benefit and generate a competitive return relative to other alternatives. We sell ads primarily on a CPC basis, the pricing of which depends, in part, on competition among advertisers through an auction mechanism. Demand for ads in certain business categories that receive lower levels of traffic can exceed our inventory, resulting in relatively high prices for ads in those categories. Such prices reduce our competitiveness and we may not be able to retain advertisers who frequently encounter them. This issue may be exacerbated by any changes to search engine algorithms and methodologies that have the effect of further reducing traffic to impacted categories. For example, we believe that updates Google made late in the third quarter of 2018 may be disproportionately negatively impacting traffic to our home & local services category, which may in turn be driving up CPC prices and harming advertiser retention in that category.
Advertisers will not advertise with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver compelling ad products in an effective manner, or if we do not provide accurate, easy-to-use analytics and measurement solutions that demonstrate the effectiveness and value of our products. As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products; in fact, an increasing portion of our advertisers, including substantially all of our new local advertising customers since May 2018, have the ability to cancel their ad campaigns at any time without penalty. As a result, any decrease in customer satisfaction, economic downturn or other change negatively affecting our ability to retain advertisers may have an earlier and more concentrated effect on our results going forward than prior to our transition to non-term contracts, when our multi-month advertising contracts imposed a fee for early cancellations. If we are unable to quickly and effectively respond to such developments, our ability to maintain and expand our advertiser base will be harmed. In addition, the negative impact of attrition on our financial results may be greater with respect to advertisers who are billed in arrears, as the vast majority of our advertisers now are, if they fail to make payment on ads that have already been delivered.
In addition, our advertiser base consists primarily of small and medium-sized businesses, or SMBs, which are subject to increased challenges and risks. SMBs often have limited advertising budgets and view online advertising products like ours as experimental and unproven; as a result, we may need to devote additional time and resources to educate them about our products and services. Such businesses have also historically experienced high failure rates, and we must continually add new advertisers to replace those who do not renew their advertising due to factors outside of our control, such as declining advertising budgets, closures and bankruptcies.
Our advertising revenue could be impacted by a number of other factors, including, but not limited to:

•	the perceived effectiveness and acceptance of online advertising generally, particularly among SMBs that may have less experience with it;

•	our ability to increase traffic to our platform and user engagement, including engagement with the ads displayed on our platform;

•	the effectiveness of our ad targeting technology and tools for advertisers to optimize their campaigns;

•	our ability to innovate and introduce enhanced products meeting advertiser expectations;

•	product changes or inventory management decisions we may make that change the size, format, frequency or relative prominence of ads displayed on our platform;

•	the widespread adoption of any technologies that make it more difficult for us to deliver ads, such as ad-blocking programs;

•	loss of advertising business to our competitors, including if competitors offer lower priced or more integrated products;

•
the prevalence of low-quality or invalid traffic on our platform, such as robots and spiders, which we have discovered in the past and expect to discover in the future, and our ability to detect and prevent click fraud or other invalid clicks on ads;

•
our reputation and perceptions regarding our platform, including of the ratings and reviews that businesses receive from our users — favorable ratings and reviews could be perceived as obviating the need to advertise, while unfavorable ratings and reviews could discourage businesses from advertising to an audience that they perceive as hostile;

•
our sales force's ability to connect with potential customers' key decision makers, which may be affected by a range of factors, not all of which are within our control, including if such decision makers, their telecommunications carriers or their mobile operating systems increase their use of call blocking technologies, or decision makers answer their phones less frequently to avoid, for example, calls from unknown numbers, telemarketing calls, calls from political campaigns and other solicitations;

•	the degree to which businesses choose to reach users through our free products in lieu of our paid products and services; and

•	adverse macroeconomic conditions, which may disproportionately affect the SMBs on which we rely.
Any of these or other factors could result in a reduction in demand for our products, which may reduce the prices we are able to charge, either of which would negatively affect our revenue and operating results.
Our ability to increase our revenue depends on our ability to introduce successful new products and services. Our ongoing investments in developing products and services, including products and services outside of our historical core business, involve significant risks, could disrupt our current operations and may not produce the long-term benefits that we expect.
Our industry is rapidly evolving and intensely competitive; our ability to compete successfully and increase our revenue depends on our ability to continue to deliver innovative, relevant and useful products to our customers in a timely manner. As a result, we have invested, and expect to continue to invest, significant resources in developing products and services to drive traffic to our platform and engage our users. Our product development efforts may include significant changes to our existing products or new products that are unproven or that are outside of our historical core business, such as our investments in Yelp Reservations and Yelp Waitlist. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including distracting management and disrupting our current operations. We cannot assure you that any resulting new or enhanced products and services will engage users and advertisers. We may fail to generate sufficient revenue, operating margin or other value to justify our investments in such products, thereby harming our ability to generate revenue directly and, with respect to investments in products outside of our core business, indirectly as a result of foregoing the opportunity for higher investment in our advertising business, in other product lines and other initiatives.
We rely on Internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our platform could decline and our business would be adversely affected.
We rely heavily on Internet search engines, such as Google, to drive traffic to our platform through their unpaid search results and on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. Although search results and application marketplaces have allowed us to attract a large audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our platform, we may need to increase our marketing spend to acquire additional traffic. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and any increase in marketing expense may in turn harm our operating results.
The amount of traffic we attract from search engines is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to our platform and negatively impacted our traffic, and we expect they will continue to make such changes from time to time in the future. Similarly, Apple, Google or other marketplace operators may make changes to their marketplaces that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces.
However, we may not know how or otherwise be in a position to influence search results or our treatment in application marketplaces. With respect to search results in particular, even when search engines announce the details of their methodologies, their parameters may change from time to time, be poorly defined or be inconsistently interpreted. For example, Google previously announced that the rankings of sites showing certain types of app install interstitials could be penalized on its mobile search results pages. While we believe the type of interstitial we currently use is not being penalized, we cannot guarantee that Google will not unexpectedly penalize our app install interstitials, causing links to our mobile website to be featured less prominently in Google’s mobile search results and harming traffic to our platform as a result.
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

We face intense competition in rapidly evolving markets, and expect competition to increase in the future.
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies and market entrants. We face competition for users, content, and advertising and other customers, including from: online search engines and directories; traditional, offline business guides and directories; online and offline providers of consumer ratings, reviews and referrals; providers of online marketing and tools for managing and optimizing advertising campaigns; various forms of traditional offline advertising; restaurant reservation and seating tools; food ordering and delivery services; and home and/or local services-related platforms and offerings.
Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Google, Facebook, Amazon and Microsoft, may be more successful than us in developing and marketing online advertising and other services directly to local businesses, and may leverage their relationships based on other products or services to gain additional share of advertising budgets.
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
To compete effectively, we must continue to invest significant resources in product development to enhance user experience and engagement, as well as sales and marketing to expand our base of advertisers. However, there can be no assurance that we will be able to compete successfully for users and customers against existing or new competitors, and failure to do so could result in loss of existing users, reduced revenue, increased marketing expenses or diminished brand strength, any of which could harm our business.
We rely on third-party service providers and strategic partners for many aspects of our business, and any failure to maintain these relationships could harm our business.
We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing, information technology and systems, network infrastructure and administrative software solutions. We also rely on partnership integrations for various transactions available through Yelp, including Grubhub for food-ordering services. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. For example, the ongoing maintenance of the Grubhub integration may require significant time, resources and expense, and may divert the attention of our management and employees from other aspects of our business operations. In addition, there can be no assurance that we will be able to realize the intended benefits of the Grubhub partnership.
It is possible that these third-party providers and strategic partners may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to certain of our partners, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, our entry into the online reservations space with our acquisition of SeatMe, Inc. in 2013 put us in competition with OpenTable, which led to the end of our partnership with OpenTable in 2015. Our focus on establishing additional partnerships to help accelerate our growth initiatives may exacerbate this risk. If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or similar services. As in the case of the expiration or termination of any of our agreements with third-party providers, transitioning from one partner or provider to another could subject us to operational delays and inefficiencies and we may not be able to replace the services provided to us in a timely manner or on terms that are favorable to us, if at all.
In addition, we exercise limited control over our third-party partners and vendors, which makes us vulnerable to any errors, interruptions or delays in their operations. If these third parties experience any service disruptions, financial distress or other business disruption, or difficulties meeting our requirements or standards, it could make it difficult for us to operate some aspects of our business. For example, we rely on a single supplier to process payments of all transactions made through Yelp. Any disruption or problems with this supplier or its services could have an adverse effect on our reputation, results of operations and financial results. Similarly, the actions of our partners may affect our brand if users or customers do not have a positive experience interacting with or through them. For example, if advertisers do not have a positive experience purchasing our advertising products through our resale partners, such as DexYP, or the agency participants in our Yelp Ads Certified Partners Program, they may not continue advertising with us, which would negatively affect our revenue and operating results. Although such partners are contractually obligated to observe certain standards and best practices while selling our advertising products, our ability to ensure their compliance is limited. Any disagreements or disputes with these or other partners about our respective contractual obligations — which we have had in the past and may have again from time to time in the future — could result in legal proceedings or negatively affect our brand and reputation.
Our strategy to grow our business may not be successful and may expose us to additional risks.
Our strategy to grow our business includes priorities such as winning in our key verticals of restaurants and home & local services, providing more value to our business customers and focusing on our national, self-serve and sales partnership sales channels. These initiatives involve risks and executing on them may prove more difficult than we currently anticipate. We may not succeed in realizing the benefits of these efforts, including growing our revenue and improving our margins, within the time frame we expect or at all.
We will face both executional and industry challenges in our efforts to win in our key verticals. For example, developing comprehensive restaurant and home & local services solutions may require substantial investments and significant changes to our existing platform, products and content, and our development efforts in one category may not translate to the other. The restaurants and home & local services markets themselves will also present significant hurdles. In addition to being highly competitive, fragmented industries, neither has yet fully embraced online solutions of the type we offer. The majority of restaurants and diners continue to use the traditional offline ordering and booking methods involving the telephone, paper menus that restaurants distribute to diners and pen-and-paper or other offline reservation books. Similarly, most consumers continue to search for, select and hire service professionals offline through word-of-mouth and referrals. Changing traditional habits is difficult, and the speed and ultimate outcome of the shift of these markets online for consumers and businesses alike is uncertain and may not occur as quickly as we expect, or at all. Even if we are successful in developing comprehensive solutions and overcoming industry challenges in these verticals, we may not realize the benefits that we expected from pursuing this strategy or may not realize them within a reasonable time. For example, the traffic and engagement driven by our offerings in the restaurants category may not result in higher traffic and engagement in our higher-value home & local services category as we expect.
Although our initiatives to provide more value to our customers and emphasize alternative sales channels are more similar to our historical advertising business than our restaurants and home & local services initiatives, both also involve unfamiliar risks. Our efforts to optimize CPC prices and provide advertisers more for their money may include lowering prices while making significant investments in product development. We cannot guarantee that any resulting increase in demand for our products or customer retention will offset lower prices or otherwise generate sufficient revenue to justify our investments. Likewise, emphasizing our national, self-serve and sales partnership channels involves changes to our sales organization and sales force hiring priorities. These changes may be disruptive to our sales operations — particularly coming so soon after our transition to non-term contracts, another major operational change — and affect our ability to generate revenue.
Certain of our past strategic decisions may also continue to impact our opportunities and long-term prospects. For example, while our sale of Eat24 has resulted in cost savings, it has also resulted in a substantial reduction in our transactions revenue, which will not be fully offset by revenue from our Grubhub partnership for the foreseeable future. We cannot predict the impact that fully outsourcing food ordering on our platform may have on our brand and reputation. In addition, we wound down our international sales and marketing operations in 2016 and reallocated the associated resources primarily to our U.S. and Canadian markets. While our decision to focus our sales and marketing resources primarily on the United States and Canada has resulted in some cost savings, it also limits the markets from which we generate revenue and our ability to expand internationally in the future. Our continued growth depends on our ability to further develop our U.S. and Canadian communities and operations for the foreseeable future. However, our communities in many of the largest markets in the United States and Canada are in a relatively late stage of development, and further development of smaller markets may not yield similar results. If we are not able to develop these markets as we expect, or if we fail to address the needs of those markets, our business will be harmed.
Consumers are increasingly accessing online services through a variety of platforms other than desktop computers, including mobile devices. If we are unable to operate effectively on such devices or our products for such devices are not compelling, our business could be adversely affected.
The number of people who access the Internet through devices other than desktop computers, including mobile phones, tablets, handheld computers, voice-assisted speakers, automobiles and television set-top devices, has increased dramatically in the past several years. We generate a substantial majority of our revenue from advertising delivered on mobile devices and anticipate that growth in use of our mobile platform will continue to be the driver of our growth for the foreseeable future. As a result, we must continue to drive adoption of and user engagement on our mobile platform, and on our mobile app in particular, which is less reliant on search results for traffic than our website. If we are unable to drive continued adoption of and engagement on our mobile app, our business may be harmed and we may be unable to decrease our reliance on traffic from Google and other search engines.
In order to attract and retain engaged users of our platform on mobile and other alternative devices, the products and services we introduce on such devices must be compelling. However, the functionality and user experience associated with some alternative devices may make the use of our platform and products more difficult than through a desktop computer. For example, devices with small screen sizes or that lack a screen may exacerbate the risks associated with how and where our website is displayed in search results because they display or otherwise present fewer search results than desktop computers. We also expect that the ways in which users engage with our platform will continue to change over time as users increasingly engage via alternative devices. This may make it more difficult to develop products that consumers find useful, may make it more difficult for us to monetize our products and may also negatively affect our content if users do not continue to contribute high quality content through such devices.
Similarly, as new devices and platforms develop, advertiser demand may increase for products that we do not offer or that may alienate our user base, which we must balance against our commitment to prioritizing the quality of user experience over short-term monetization. If we are not able to balance these competing considerations successfully to develop compelling advertising products, advertisers may stop or reduce their advertising with us and we may not be able to generate meaningful revenue from alternative devices despite the expected growth in their usage.
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
If we fail to generate, maintain and recommend sufficient content from our users that consumers find relevant, helpful and reliable, our traffic and revenue will be negatively affected.
Our success depends on our ability to attract consumer traffic with valuable content, which in turn depends on the quantity and quality of the content provided by our users, as well as consumer perceptions of the relevance, helpfulness and reliability of that content. We may be unable to provide consumers with valuable information if our users do not contribute sufficient content or if our users remove content they previously submitted. For example, users may be unwilling to contribute content as a result of concerns that they may be harassed or sued by the businesses they review, instances of which have occurred in the past and may occur again in the future. Consumers also may not find the content on our platform to be valuable if they do not perceive it as relevant, helpful or reliable. For example, we do not phase out or remove dated reviews, and consumers may view older reviews as less relevant or reliable than more recent reviews. If the high concentration of reviews in our restaurants and shopping categories creates a perception that our platform is primarily limited to these categories, consumers may not believe that we can provide them with helpful information about businesses in other categories and seek that information elsewhere.

Our automated recommendation software is critical part of our efforts to provide consumers with relevant, helpful and reliable content. However, although we have designed our technology to avoid recommending content that we believe to be biased, unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful, or that each of the recommended reviews available on our platform at any given time is useful or reliable. If our automated software does not recommend helpful content or recommends unhelpful content, consumers may reduce or stop their use of our platform. For example, if robots, shills or other spam accounts are able to contribute a significant amount of recommended content, or consumers perceive a significant amount of our recommended content to be from such accounts, our traffic and revenue could be negatively affected. Although we do not believe content from these sources has had a material impact to date, if our automated software recommends a substantial amount of such content in the future, our ability to provide high quality content would be harmed and the consumer trust essential to our success could be undermined.
Even if we are successful in our efforts to generate, maintain and recommend valuable content, our ability to attract consumer traffic may nonetheless be harmed if consumers can find equivalent content through other services. From time to time, other companies copy information from our platform without our permission, through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.
We may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions or investments.
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. For example, in February 2017, we acquired Nowait to obtain waitlist system and seating tool technology and in April 2017, we acquired Turnstyle to obtain a wifi-based marketing tool for customer retention and loyalty. Similarly, we may pursue investments in privately held companies in furtherance of our strategic objectives, as we did with our investment in Nowait prior to our acquisition of that company. We have limited experience as a company in the complex processes of acquiring and investing in businesses and technologies. The pursuit of potential future acquisitions or investments may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing transactions, whether or not they are consummated.
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
We may also discover liabilities or deficiencies associated with the companies or assets we acquire or invest in that we did not identify in advance, which may result in significant unanticipated costs or losses. For example, in 2015, two lawsuits were filed against us by former Eat24 employees alleging that Eat24 failed to comply with certain labor laws prior to the acquisition. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed.
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
Any inability to integrate services, sites and technologies, operations or personnel in an efficient and timely manner could harm our results of operations. Transition activities are complex and require significant time and resources, and we may not manage the process successfully, particularly if we are managing multiple transactions concurrently.
Our ability to integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products with which we do not have prior experience. We expect to invest resources to support any future acquisitions, which will result in ongoing operating expenses and may divert resources and management attention from other areas of our business. We cannot assure you that these investments will be successful. Even if we are able to integrate the operations of any acquired company successfully, we may not realize the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the transaction, or we may not achieve these benefits within a reasonable period of time.
Similarly, investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding or their technologies, services or products may not be successfully developed or introduced into the market. The success of any such investment is typically dependent on a liquidity event, such as a public offering or acquisition. If any company in which we invest decreases in value, we could lose all or part of our investment. These risks would be heightened to the extent any such investment is a minority investment in which we have limited management or operational control over the business.
Our business depends on a strong brand. Maintaining, protecting and enhancing our brand requires significant resources and our efforts to do so may not be successful.
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
Our ability to do so will depend largely on our ability to maintain business owner and consumer trust in the integrity of our products and in the quality of the user content and other information found on our platform, which we may not do successfully. We dedicate significant resources to these goals, including through business owner outreach and education, our automated recommendation software, our consumer alerts program and our efforts to remove content from our platform that violates our terms of service. Despite these efforts, we may fail to respond to user or business owner concerns expeditiously or in a manner they perceive to be appropriate, which could erode confidence in our brand. For example, some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. The actions of our partners, over whom we have limited, if any, control, may also affect the perceived integrity of our brand if users or advertisers do not have a positive experience interacting with or through them. In addition, our website and mobile app serve as a platform for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.
Negative publicity about our company, including our technology, sales practices, personnel, customer service, litigation, strategic plans or political activities, could also diminish confidence in our brand and the use of our products. Certain media outlets have previously reported allegations that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. Although we have taken action to combat this perception, our reputation and brand, and our traffic and business in turn, may suffer if negative publicity about our company persists or if users otherwise perceive that our content is manipulated or biased. Allegations and complaints regarding our business practices, and any resulting negative publicity, may also result in increased regulatory scrutiny of our company. In addition to requiring management time and attention, any regulatory inquiry or investigation could itself result in further negative publicity regardless of its merit or outcome.
Trademarks are also an important element of our brand and require substantial investments to maintain, which may not be successful. We have faced in the past, and may face in the future, oppositions from third parties to our applications to register key trademarks. If we are unsuccessful in defending against these oppositions, our trademark applications may be denied. Whether or not our trademark applications are denied, third parties may claim that our trademarks infringe their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand. Doing so could harm our brand recognition and adversely affect our business. Conversely, if we are unable to prevent others from misusing our brand or passing themselves off as being endorsed or affiliated with us, it could harm our reputation and our business could suffer. For example, we have encountered instances of reputation management companies falsely representing themselves as being affiliated with us when soliciting customers; this practice could be contributing to the perception that business owners can pay to manipulate reviews, rankings and ratings.
If we fail to manage our growth effectively, our brand, results of operations and business could be harmed.
We have experienced rapid growth in our headcount and operations, including through our acquisitions of other businesses, which places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years; to manage the expected growth of our operations, we will need to continue to increase the productivity of our current employees and hire, train and manage new employees. In particular, we intend to continue to make substantial investments in our engineering organization as well as our sales and marketing organizations. As a result, we must effectively integrate, develop and motivate a large number of new employees while maintaining the beneficial aspects of our company culture.
As our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, increases in headcount and cost levels. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. For example, it may take time for our sales, customer success and other organizations to adapt to selling, supporting and retaining non-term contracts, which give advertisers the ability to cancel their plans at any time and which comprise substantially all new sales of local advertising plans. If these organizations are unable to do so quickly and effectively, our business will be harmed. Similarly, we are increasingly focused on achieving greater cost-effectiveness in our advertising business; while we plan to continue investing in our direct sales force, we also plan to emphasize other, more efficient sales channels, such as self-serve and sales partnerships, and may otherwise pursue new strategies for high-margin revenue growth. These and other changes in our sales organization, sales force hiring priorities or in the way we structure compensation of our sales organization may be disruptive and may affect our ability to generate revenue.
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
We are committed to providing a great consumer experience, which may cause us to forgo short-term gains and advertising revenue.
We base many of our decisions on our commitment to providing the consumers who use our platform with a great experience. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we believe excessively degrade the consumer experience, even if such decisions negatively impact our results of operations in the short term. For example, we phased out our brand advertising products in part because demand in the brand advertising market has shifted toward products disruptive to the consumer experience, such as video ads. Any decisions we make that prioritize consumers may negatively impact our relationship with existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this approach has served the long-term interests of our company and our stockholders and will continue to do so in the future.
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
Risks Related to Our Technology and Intellectual Property
Our business is dependent on the uninterrupted and proper operation of our technology and network infrastructure. Any significant disruption in our service could damage our reputation, result in a potential loss of users and engagement and adversely affect our results of operations.
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
We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology in a cost-effective manner, while at the same time maintaining the reliability and integrity of our systems and infrastructure, our business and operating results may be harmed.

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
Cyber-attacks continue to evolve in sophistication and volume, and may be inherently difficult to detect for long periods of time. Although we have developed systems and processes that are designed to protect our data and prevent data loss and other security breaches, the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target or long after, and may originate from less regulated and more remote areas around the world. As a result, these preventative measures may not be adequate and we cannot assure you that they will provide absolute security. Although none of the disruptions we have experienced to date have had a material effect on our business, any future disruptions could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personally identifiable or other confidential information. Even if we experience no significant shutdown or no critical data is lost, obtained or misused in connection with an attack, the occurrence of such attack or the perception that we are vulnerable to such attacks may harm our reputation, degrade the user experience, cause loss of confidence in our products or result in financial harm to us.
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
We regard the protection of our trade secrets, copyrights, trademarks, patent rights and domain names as critical to our success. In particular, we must maintain, protect and enhance the "Yelp" brand. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We pursue the registration of our domain names, trademarks and service marks in the United States and in certain jurisdictions abroad. While we are pursuing a number of patent applications, we currently have only limited patent protection for our core business, which may make it more difficult to assert certain of our intellectual property rights. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, as well as confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information or deter independent development of similar technologies by others, which may diminish the value of our brand and other intangible assets and allow competitors to more effectively mimic our products and services.
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
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize from time to time, as an indication of our future performance. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $942.8 million in 2018, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. Moreover, our strategy to grow our business involves significant risks and executing on it may prove more difficult than we currently anticipate.
Historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:

•	product and feature development;

•	sales and marketing;

•	our technology infrastructure;

•	market development efforts;

•	strategic opportunities, including commercial relationships and acquisitions;

•	our stock repurchase program; and

•	general administration, including legal and accounting expenses related to being a public company.
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
We have a limited operating history at the current scale of our business in an evolving industry that may not develop as expected, if at all. As a result, our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry, which we may not be able to address successfully. These risks and difficulties include numerous factors, many of which we are unable to predict or are outside of our control, such as our ability to, among other things:

•
attract and retain new advertising clients, many of which may have limited or no online advertising experience, which may become more difficult as an increasing portion of our advertisers have the ability to cancel their advertising plans at any time;

•	increase the number of users of our website and mobile app and the number of reviews and other content on our platform;

•
forecast revenue and adjusted EBITDA accurately, which is made more difficult by the large percentage of our revenue derived from performance-based CPC advertising and the increasing portion of our advertiser base with non-term contracts, as well as appropriately estimate and plan our expenses;

•	continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;

•	effectively adapt our products and services to mobile and other alternative devices as usage of such devices continues to increase;

•	successfully compete with existing and future providers of other forms of offline and online advertising;

•	successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;

•	successfully manage our growth;

•	successfully develop and deploy new features and products;

•	manage and integrate successfully any acquisitions of businesses, solutions or technologies;

•	avoid interruptions or disruptions in our service or slower than expected load times;

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

•	hire, integrate and retain talented personnel;

•	effectively manage rapid growth in our personnel and operations; and

•	effectively identify, engage and manage third-party partners and service providers.

If the demand for connecting consumers and local businesses does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed. We may not be able to address successfully these risks and difficulties or others, including those described elsewhere in these risk factors. Failure to address these risks and difficulties adequately could harm our business and cause our operating results to suffer.
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
Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:

•	changes in the products we offer, such as our transition to selling our local advertising products pursuant to non-term contracts;

•	changes or updates to our business strategies;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	changes in the markets in which we operate, such as the wind down of our international sales and marketing operations to focus on our core markets of the United States and Canada;

•	cyclicality and seasonality, which may become more pronounced as our growth rate slows;

•	the effects of changes in search engine placement and prominence;

•	the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as the repeal of Internet neutrality regulations in the United States;

•	the success of our sales and marketing efforts;

•	adverse litigation judgments, settlements or other litigation-related costs, including the costs associated with investigating and defending claims;

•	interruptions in service and any related impact on our reputation;

•	changes in advertiser budgets or the market acceptance of online advertising solutions;

•	changes in consumer behavior with respect to local businesses;

•	changes in our tax rates or exposure to additional tax liabilities, including as a result of the U.S. Tax Cuts and Jobs Act;

•	the impact of macroeconomic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;

•
new accounting pronouncements or changes in existing accounting standards and practices, such as our adoption on January 1, 2018 of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (ASC 606)" (additional information on the new guidance and its impact on us is set forth in Note 2 of the Notes to Consolidated Financial Statements); and

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

We track certain performance metrics — including the number of unique devices accessing our mobile app in a given period, claimed local business locations, page views and calls and clicks for directions and map views — with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including key metrics that we report. If the internal tools we use to track these metrics over- or under-count performance or contain algorithm or other technical errors, the data we report may not be accurate and our understanding of certain details of our business may be distorted, which could affect our longer-term strategies. For example, in 2018, we discovered a software error that caused our reported claimed local business locations metric to be overstated for the third quarter of 2017 through the first quarter of 2018, and have revised them accordingly. Our metrics may also be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period.
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
Our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. However, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or raise questions about the integrity of our data. Similarly, as both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. We may revise or cease reporting metrics if we determine such metrics are no longer accurate or appropriate measures of our performance. For example, we have decided to stop reporting our claimed local business locations metric and instead disclose the number of active claimed local business locations, which we believe provides a better measure of the number of businesses that represent the highest quality leads available to our local sales force than our claimed local business locations metric. We also plan to phase out our paid advertising accounts metric and replace it with paid advertising locations, which we believe provides a better measurement of our market penetration, each as described in greater detail under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics." If our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.
Because we recognize revenue from a portion of our advertising products over the term of an agreement, a significant downturn in our business may not be immediately reflected in our results of operations.
We recognize revenue from sales of our advertising products over the terms of the applicable agreements. Although an increasing portion of our advertising contracts are non-term contracts, a portion of our customers continue to be subject to contracts with three-, six- and 12-month terms. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in advertising sales may not be reflected in our short-term results of operations.
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
We intend to continue to invest in our business and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. In addition, our board of directors authorized us to repurchase of up to $500 million of our common stock and we currently settle employee tax liabilities associated with the vesting of RSUs through net share withholding, which requires us to cover such taxes with cash from our balance sheet. As a result, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any future debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be harmed.
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
In particular, the U.S. Tax Cuts and Jobs Act, or the Tax Act, which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Although we have concluded that the Tax Act had an immaterial net impact on our financial statements, we expect further guidance may be forthcoming from the Financial Accounting Standards Board and the SEC, as well as regulations, interpretations and rulings from federal and state agencies, which could impact our consolidated financial statements. Please refer to Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the Tax Act’s impact on us.
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
It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the Federal Trade Commission and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In April 2016, the European Commission approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, and a new general data protection regulation took effect in the European Union in May 2018, each of which may be subject to varying interpretations and evolving practices that would create uncertainty for us. The recently passed California Consumer Privacy Act, or CCPA, which is expected to become effective in 2020, also creates new data privacy rights for users that may result in significantly greater compliance burdens for us. Though legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, it remains unclear what, if any, modifications will be made to this legislation and how it will be interpreted. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.
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

•	announcements of changes in strategy;

•	announcements of technological innovations or new offerings by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;

•	additions or departures of key personnel;

•
actions of securities analysts who cover our company, such as publishing research or forecasts about our business (and our performance against such forecasts), changing the rating of our common stock or ceasing coverage of our company;

•	investor sentiment with respect to us or our competitors, business partners and industry in general;

•	any disruption to the proper operation of our network infrastructure or compromise of our security measures;

•	reporting on our business by the financial media, including television, radio and press reports and blogs;

•	fluctuations in the value of companies perceived by investors to be comparable to us;

•	changes in the way we measure our key metrics;

•	sales of our common stock;

•	changes in laws or regulations applicable to our solutions;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and

•	general economic and market conditions such as recessions or interest rate changes.
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
In November 2018 and February 2019, our board of directors authorized the repurchase of up to an aggregate of $500 million of our common stock, which we commenced in February 2019 and which does not have an expiration date. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents, and marketable securities.
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
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our board and management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2018, we had 81,996,839 shares of common stock outstanding.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

Our principal executive offices in North America are currently located at 140 New Montgomery Street, San Francisco, California, where we lease office space pursuant to a lease agreement that expires in 2021. We lease additional office space in San Francisco, California; Scottsdale, Arizona; Chicago, Illinois; New York, New York; Pittsburgh, Pennsylvania; Washington, D.C.; and internationally in Toronto, Canada; London, England; and Hamburg, Germany. We believe that our properties are generally suitable to meet our needs for the foreseeable future. In addition, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.
Item 3. Legal Proceedings.
In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On August 2, 2018, we and the other defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part on November 27, 2018. The case remains pending.
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
Stockholders
As of the close of business on February 20, 2019, there were 44 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
We have presented below the cumulative total return to our stockholders during the period from December 31, 2013 through December 31, 2018 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.
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

Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended December 31, 2018 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Weighted-Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(1)
October 1 - October 31, 2018	1,312	$42.25	1,312	$59,958
November 1 - November 30, 2018	1,832	$32.75	1,832	$250,000
December 1 - December 31, 2018	—	$—	—	$250,000

(1)
On July 31, 2017, our board of directors approved a stock repurchase program under which we were authorized to repurchase up to $200 million of our outstanding common stock, which we commenced in August 2017 and completed in November 2018. On November 27, 2018, our board of directors authorized us to repurchase up to an additional $250 million of our outstanding stock, of which no shares had been repurchased as of December 31, 2018.

On February 11, 2019, our board of directors authorized a $250 million increase to our stock repurchase program, bringing our outstanding authorization to $500 million. The timing of and number of shares repurchased depend on a variety of factors, including liquidity, cash flow and market conditions. See "Liquidity and Capital Resources—Stock Repurchase Program" included under Part II, Item 7 in this Annual Report for further details.

(2)	Average price paid per share includes costs associated with the repurchases.
Item 6. Selected Consolidated Financial and Other Data.
The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2015 and 2014, as well as the consolidated balance sheet data as of December 31, 2015 and 2014, are derived from audited consolidated financial statements that are not included in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in any period in the future.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2018	2017	2016	2015(1)	2014(1)
	(in thousands, except per share amounts)
Net revenue	$942,773	$850,847	$716,063	$549,711	$377,536
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)(2)	57,872	70,518	60,363	51,015	24,382
Sales and marketing(2)	483,309	437,424	379,895	301,764	201,050
Product development(2)	212,319	175,787	138,549	107,786	65,181
General and administrative(2)	120,569	109,707	100,475	80,866	58,274
Depreciation and amortization(2)	42,807	41,198	35,346	29,604	17,590
Restructuring and integration(2)	—	288	3,455	—	—
Gain on disposal of a business unit	—	(163,697)	—
Total costs and expenses	916,876	671,225	718,083	571,035	366,477
Income (loss) from operations	25,897	179,622	(2,020)	(21,324)	11,059
Other income, net	14,109	4,864	1,694	386	221
Income (loss) before income taxes	40,006	184,486	(326)	(20,938)	11,280
Benefit from (provision for) income taxes	15,344	(31,491)	(1,385)	(11,962)	25,193
Net income (loss) attributable to common stockholders	$55,350	$152,995	$(1,711)	(32,900)	36,473
Net income (loss) per share attributable to common stockholders:
Basic	$0.66	$1.87	$(0.02)	$(0.44)	$0.51
Diluted	$0.62	$1.76	$(0.02)	$(0.44)	$0.48
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	83,573	81,602	77,186	74,683	71,936
Diluted	88,709	87,170	77,186	74,683	76,712

(1)
Amounts for 2015 and 2014 have not been recast to reflect the adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (ASC 606)," or ASC 606. Additional information regarding our adoption of ASC 606 is set forth in Note 2 of the Notes to Consolidated Financial Statements.

(2)	Stock-based compensation expense included in the consolidated statements of operations data above was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Cost of revenue	$4,572	$4,010	$2,446	$1,117	$729
Sales and marketing	30,779	28,100	27,098	21,962	15,083
Product development	56,882	47,280	36,323	23,431	14,804
General and administrative	22,153	21,025	20,394	14,332	11,657
Total stock-based compensation	$114,386	$100,415	$86,261	$60,842	$42,273

Consolidated Balance Sheet Data:

	As of December 31,
	2018	2017	2016	2015(1)	2014(1)
	(in thousands)
Cash and cash equivalents	$332,764	$547,850	$272,201	$171,613	$247,312
Property, equipment and software, net	114,800	103,651	92,440	80,467	62,761
Working capital(2)	795,364	826,922	500,780	393,505	386,785
Total assets	1,175,563	1,225,601	894,145	755,427	629,650
Total stockholders’ equity	1,075,518	1,108,697	816,138	693,620	588,150

(1)
Amounts for 2015 and 2014 have not been recast to reflect the adoption of ASC 606. Additional information regarding our adoption of ASC 606 is set forth in Note 2 of the Notes to Consolidated Financial Statements.

(2) Working capital comprises total current assets less total current liabilities
Other Financial and Operational Data:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Reviews(1)	177,385	148,298	121,022	95,210	71,232
App Unique Devices(2)	32,891	28,845	24,073	20,006	14,541
Mobile Web Unique Visitors(3)	69,148	64,221	65,351	65,860	57,770
Desktop Unique Visitors(4)	62,140	76,748	67,888	74,607	77,628
Claimed Local Business Locations(5)	4,979	4,156	3,363	2,648	2,029
Paying Advertising Accounts(6)	191	163	135	109	83
Adjusted EBITDA(7)	$183,090	$157,826	$123,042	$69,122	$70,922

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

(5)
Represents the cumulative number of business locations that had been claimed on Yelp worldwide since 2008, as of the period end. We define a claimed local business location as each business address for which a business representative has visited our website and claimed the free business listing page for the business located at that address. For more information, see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Claimed Local Business Locations and Active Claimed Local Business Locations."

(6)
Represents the number of business accounts from which we recognized advertising revenue during the last three months of the period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics—Paying Advertising Accounts and Paying Advertising Locations."

(7)
Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes, other income, net, depreciation and amortization, stock-based compensation expense, restructuring and integration costs, any gain (loss) on disposal of a business unit and, in certain periods, certain other income and expense items. We believe that adjusted EBITDA provides useful information to investors for understanding and evaluating our operating results in the same manner as our management and our board of directors. This non-GAAP information is not necessarily comparable to non-GAAP information of other companies, and should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of our profitability. Users of this financial information should consider the types of events and transactions for which adjustments have been made. Amounts for 2015 and 2014 have not been recast to reflect the adoption of ASC 606. For more information about adjusted EBITDA, as well as a reconciliation of net income (loss) to this non-GAAP financial measure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Non-GAAP Financial Measures—Adjusted EBITDA.” Additional information regarding our adoption of ASC 606 is set forth in Note 2 of the Notes to Consolidated Financial Statements.

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
Overview
As a trusted local platform, we deliver significant value to both consumers and businesses by helping each discover and interact with the other: our unrivaled content and transaction capabilities help consumers save time and money, while our advertising and other products help business owners gain visibility and engage with our large audience of purchase-oriented consumers.
Our comprehensive, mobile-first platform offers food-ordering, booking, and reservation and waitlist capabilities, among many other transaction opportunities, in addition to the 164.3 million recommended reviews available as of December 31, 2018. These features attracted a monthly average audience of nearly 33 million app unique devices in the fourth quarter of 2018, allowed over 1.7 million diners to make reservations or join a restaurant waitlist in December 2018, and facilitated consumer submissions of 1.6 million projects to service providers through Request-A-Quote in the fourth quarter of 2018. Business owners, in turn, promoted their businesses to our large audience by spending 12% more on our advertising products in the fourth quarter of 2018 than the fourth quarter of 2017, received 27% more food orders in the fourth quarter of 2018 than the same period in 2017, managed over 22 million total diners using our Yelp Reservations and Yelp Waitlist products in December 2018, and received 4.4 million leads through Request-A-Quote.
We derive substantially all of our revenue from the sale of advertising products. In the year ended December 31, 2018, our net revenue was $942.8 million, which represented an increase of 11% from the year ended December 31, 2017, and we recorded net income of $55.4 million and adjusted EBITDA of $183.1 million. In the year ended December 31, 2017, our net revenue was $850.8 million, which represented an increase of 19% from the year ended December 31, 2016, and we recorded net income of $153.0 million and adjusted EBITDA of $157.8 million.
We expect that 2018 will be a transition year for Yelp as we continue the repositioning of our business and strategy that we began in 2018 with our transition to selling non-term contracts, significant investments in restaurant-specific products, and implementation of an improved go-to-market strategy for national advertising. We plan to build on these efforts and drive long-term growth by focusing on three broad areas:

•
Increasing Our Focus on Advertisers and Business Owners. While consumers will always be at the heart of our business, and we plan to continue working to enhance their experience on our platform, we plan to increase the amount of attention and resources that we devote to advertisers and business owners. Our strategies for driving revenue growth in 2019 reflect this shift. Our efforts to win in our key verticals of restaurants and home & local services include building out our restaurant-specific solutions to address business owners' operational needs, as well as working to make the Request-A-Quote submission process easier and offering new ways for service providers to drive leads to their businesses. Our product development plans are similarly business-focused — we are developing new advertising products and introducing more fixed-price offerings at different price points to provide business owners with a wider range of options for promoting their businesses on Yelp. Finally, we plan to provide more value to our business customers through lower CPC prices, improved analytics and a significantly increased number of leads delivered to our paying customers, which we aim to double in the home & local services category by the end of 2019.

•
Enhancing our Go-to-Market Strategy. We are working to implement a more diversified, modern and efficient go-to-market strategy by integrating product and product marketing with our people-driven sales efforts. Although these efforts build on our 2018 transition to selling non-term contracts in our local advertising business, in 2019 they will be most relevant to our other advertising categories as we turn our focus toward capturing the opportunity in national and emphasizing our most efficient sales channels. In addition to our plans to grow our national and multi-location sales force in 2019, we are developing more products to meet the needs of large advertisers, such as expanded attribution offerings. Beyond national, we are also continuing to refine our high-margin self-serve and sales partnership channels. For example, we plan to continue to adapt our Yelp Ads Certified Partners Program, a product-driven customer acquisition program that allows partner agencies to independently sell and manage ad campaigns for their small and medium-sized business clients. Leveraging partners to complement our sales force in this way also dovetails with our planned emphasis in 2019 on accelerating our strategies through partnerships that provide great experiences while generating attractive economics for our business.

•
Establishing and Pursuing Long-Term Growth Targets. The transition we are undertaking is designed to drive significant long-term stockholder value. We believe that by focusing on the areas described above, we will drive long-term growth, allowing us to continue to return capital to stockholders. Although we expect revenue growth in 2019 to be slower than in 2018 as well as compared to our expected five-year average as we continue the repositioning of our business, we have confidence in our ability to re-accelerate revenue growth in subsequent years and achieve a mid-teens percentage compound annual growth rate over the five-year period ending in 2023. By reducing local sales hiring, optimizing our consumer marketing spend and controlling other corporate expenses, we also expect to increase our profitability; we believe we can achieve two to three percentage points of adjusted EBITDA margin improvement in 2019 and are targeting adjusted EBITDA margins in the 30% to 35% range by 2023. With our confidence in the long-term potential of our business and strong balance sheet, we plan to continue our stock repurchase program in 2019, which our board of directors recently increased to $500 million.

We expect to continue to invest in product development, personnel and the facilities to support them in 2019 as we work to grow our business, including investments to increase our office space, upgrade our technology and infrastructure to improve the ability of our platform to handle the projected increase in usage, and enable the release of new products and features. As a result of this investment philosophy, we expect that our operating expenses will continue to increase for the foreseeable future.
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
Our ability to maintain and expand our advertiser base also depends on the size and productivity of our sales force and customer success team. As we continue to invest in maintaining our local sales force and expanding our national and multi-location sales organization, we must efficiently scale our operations while at the same time recruiting, training and integrating new hires and developing, motivating and retaining existing employees. Similarly, in order to retain, and take advantage of opportunities to deepen our relationships with, our existing customers, we must continue our efforts to build out our customer success team. Developing our account retention processes will be particularly important as an increasing portion of our advertisers have the ability to cancel their contracts at any time. In addition, as we make periodic adjustments to our sales organization to respond to market opportunities and to pursue initiatives to increase productivity, such changes may result in a temporary lack of focus or disruption to our operations. For example, it may take time for our sales and customer success organizations to adapt to selling and supporting advertising contracts with flexible cancellation terms.

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
Product Innovation. We must deliver innovative, relevant and useful products to consumers and businesses — including products for mobile and other alternative devices — to expand the size and engagement of our user base, attract advertisers and increase our revenue. We plan to continue investing in new product development as we introduce new advertising and e-commerce products, explore new platforms and distribution channels, and develop partner arrangements that provide incremental value to our users and advertisers to encourage them to increase their usage of, and the portion of their advertising budgets allocated to, our platform. As our industry evolves and competition intensifies, our investments may increasingly include products and services outside of our historical core business, such as our continued development of Yelp Reservations and Yelp Waitlist in 2019. These investments involve significant risks and uncertainties, such as distracting management, and may ultimately fail to generate sufficient revenue or other value to justify our investments in them.
Investment in Growth. We have invested, and intend to continue to invest, aggressively to support the growth of our platform. We dedicate significant resources to areas such as: marketing; consumer protection; maintaining and enhancing the Yelp brand; and upgrading our systems, technology and network infrastructure to accommodate growth. Our investment plans for 2019 include developing new advertising and attribution products, expanding our analytics tools for advertisers and refining our Request-A-Quote product to deliver the best lead opportunities to highly responsive and highly rated advertisers as well as to improve our matching capabilities. While we believe these initiatives will ultimately drive revenue growth, our investments in them will increase our operating expenses, and any increase in revenue resulting from these product innovations will likely trail the increase in expenses.
Stock Repurchases. In July 2017, our board of directors authorized a stock repurchase program for the repurchase up to $200 million of our outstanding common stock. During the years ended December 31, 2018 and 2017, we repurchased on the open market and subsequently retired 4,896,003 shares and 302,206 shares, respectively, for aggregate purchase prices of $187.4 million and $12.6 million, respectively. In November 2018, our board of directors authorized us to repurchase up to an additional $250 million of our outstanding common stock pursuant to the stock repurchase program, of which no shares had been repurchased as of December 31, 2018. On February 11, 2019, our board of directors increased the amount authorized for repurchase by $250 million, bringing the total amount subject to our stock repurchase program to $500 million. We have funded the repurchases, and expect to fund any future repurchases under the stock repurchase program, with cash available on our balance sheet. As a result, this program could diminish our cash reserves in addition to affecting the trading price and volatility of our stock.
Corporate Development Activities. As part of our business strategy, we may decide to expand our product offerings and grow our business through the acquisition of complementary businesses or technologies, as well as through partnerships. In addition to diverting our management's attention and otherwise disrupting our operations, our corporate development activities will affect our future financial results due to factors such as expenses incurred in identifying, investigating and pursuing transactions, whether or not they are consummated, possible dilutive issuances of equity securities or the incurrence of debt, unidentified liabilities and the amortization of acquired intangible assets. Maintaining relationships with partners also requires significant time and resources, as does integrating their data, services and technologies onto our platform. We may not realize the full benefits of synergies, innovation and operational efficiencies that may be possible from a corporate transaction; similarly, if our relationships with partners deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with our content or services.
Key Metrics
We regularly review a number of metrics, including the key metrics set forth below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Reservations, Yelp Waitlist, Yelp WiFi Marketing, our business owner products, or Yelp Eat24, which we sold on October 10, 2017.
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
As of December 31, 2018, approximately 164.3 million reviews were available on business listing pages, including approximately 39.5 million reviews that were not recommended, after 13.1 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands):

	As of December 31,
	2018	2017	2016
Reviews	177,385	148,298	121,022
Traffic
Traffic to our website and mobile app has three components: mobile devices accessing our mobile app, visitors to our non-mobile optimized website, which we refer to as our desktop website, and visitors to our mobile-optimized website, which we refer to as our mobile website. App users generate a substantial majority of activity on Yelp, including the page views and ad clicks that we monetize. We anticipate that our mobile traffic will be the driver of our growth for the foreseeable future and that traffic to our website will fluctuate and generally decline as we focus on driving traffic to our mobile app, where we have our most engaged users and which reduces our reliance on Google and other search engines.
We use the metrics set forth below to measure each of our traffic streams. An individual user who accesses our platform through multiple traffic streams will be counted in each applicable traffic metric; as a result, the sum of our traffic metrics will not accurately represent the number of people who visit our platform on an average monthly basis.
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
The following table presents app unique devices for the periods indicated (in thousands):

	Three Months Ended December 31,
	2018	2017	2016
App Unique Devices	32,891	28,845	24,073
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
The following table presents our web traffic for the periods indicated (in thousands):

	Three Months Ended December 31,
	2018	2017	2016
Desktop Unique Visitors	62,140	76,748	67,888
Mobile Web Unique Visitors	69,148	64,221	65,351
We have discovered in the past, and expect to discover in the future, that portions of our desktop traffic, as measured by Google Analytics, have been attributable to robots and other invalid sources. Because traffic from such sources does not represent valid consumer traffic, our reported desktop unique visitor metric for impacted periods reflects an adjustment to the Google Analytics measurement of our traffic to remove traffic that we have identified as originating from invalid sources to provide greater accuracy and transparency. However, we cannot assure you that we will be able to identify all such traffic for any particular period. For additional information, please see the risk factor included under Part I, Item 1A under the heading “We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”
Claimed Local Business Locations and Active Claimed Local Business Locations
The number of claimed local business locations represents the cumulative number of business locations that have been claimed on Yelp worldwide since 2008, as of a given date. We define a claimed local business location as each business address for which a business representative has visited our website and claimed the free business listing page for the business located at that address.
The following table presents the number of cumulative claimed local business locations as of the dates presented (in thousands):

	As of December 31,
	2018	2017	2016
Claimed Local Business Locations	4,979	4,156	3,363
The number of active claimed local business locations represents the number of claimed local business locations that are both (a) active on Yelp and (b) associated with an active business owner account as of a given date. We consider a claimed local business location to be active if it has not closed, been removed from our platform or merged with another claimed local business.
The following table presents the number of claimed active locations as of the dates presented (in thousands):

	As of December 31,
	2018	2017	2016
Active Claimed Local Business Locations	4,342	3,682	3,009
We believe active claimed local business locations provides a better measure of the number of businesses that represent the highest quality leads available to our local sales force than our claimed local business locations metric, which may include business locations no longer associated with an active business owner account and other less valuable customer leads. Accordingly, we will not disclose our claimed local business locations metric going forward and will instead disclose active claimed local business locations, as described above.
Paying Advertising Accounts and Paying Advertising Locations
Paying advertising accounts comprise all business accounts from which we recognized advertising revenue in a given three-month period. As with our advertising revenue classification, paying advertising accounts excludes subscription and other services customers that are not also advertising customers. The following table presents the number of paying advertising accounts during the periods presented (in thousands):

	Three Months Ended December 31,
	2018	2017	2016
Paying Advertising Accounts	191	163	135
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period. The following table presents the number of paying advertising locations during the periods presented (in thousands):

	Three Months Ended December 31,
	2018	2017	2016
Paying Advertising Locations	541	478	425
As we increasingly focus on our national and multi-location advertising business, we believe that paying advertising locations provides a better measurement of our market penetration than paying advertising accounts because the paying advertising accounts metric does not capture the greater impact of adding a multi-location business as an advertiser compared to adding a single-location business as an advertiser. For example, a national chain that purchases advertising for its hundreds of locations would constitute one paying advertising account, the same as a single-location small business advertiser. As a result, we plan to phase out our paying advertising accounts metric by the end of 2019.
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

		Year Ended December 31,
	2018		2017(1)		2016(1)
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising	$907,487	97%	$775,678	91%	$648,235	90%
Transactions	13,694	1	60,251	7	62,495	9
Other services	21,592	2	14,918	2	5,333	1
Total net revenue	$942,773	100%	$850,847	100%	$716,063	100%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	57,872	6%	70,518	8%	60,363	9%
Sales and marketing	483,309	51	437,424	51	379,895	53
Product development	212,319	23	175,787	21	138,549	19
General and administrative	120,569	13	109,707	13	100,475	14
Depreciation and amortization	42,807	5	41,198	5	35,346	5
Restructuring and integration cost	—	—	288	—	3,455	—
Gain on disposal of a business unit	—	—	(163,697)	(19)	—	—
Total costs and expenses	916,876	98	671,225	79	718,083	100
Income (loss) from operations	25,897	2	179,622	21	(2,020)	—
Other income, net	14,109	2	4,864	1	1,694	—
Income (loss) before income taxes	40,006	4	184,486	22	(326)	—
Provision for income taxes	15,344	2	(31,491)	(4)	(1,385)	—
Net income (loss)	55,350	6%	152,995	18%	(1,711)	—%

(1)
Amounts for 2017 and 2016 have been recast to reflect the adoption of ASC 606. Additional information regarding our adoption of ASC 606 is set forth in Note 2 of the Notes to Consolidated Financial Statements.

Years Ended December 31, 2018, 2017 and 2016
Net Revenue
We generate revenue from our advertising products, transactions and other services. Total net revenue increased $91.9 million, or 11%, in 2018 compared to 2017, and $134.8 million, or 19%, in 2017 compared to 2016.
Advertising. We generate advertising revenue from the sale of our advertising products — including enhanced listing pages and performance- and impression-based advertising in search results and elsewhere on our platform — to businesses of all sizes. Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of remnant advertising inventory through third-party ad networks.
Advertising revenue increased $131.8 million, or 17%, in 2018 compared to 2017, and $127.4 million, or 20%, in 2017 compared to 2016. The increase in each period was primarily due to a significant increase in the number of paying advertising accounts and, to a lesser extent, an increase in revenue from existing accounts. The growth in paying advertising accounts in 2018 was driven by the sale of non-term contracts and the expansion of our local sales force, while the growth in 2017 was driven primarily by the expansion of our sales force to reach more businesses. The growth in both periods primarily consisted of sales of CPC advertising and a majority of ad clicks were delivered on mobile in both years.
Although we have observed higher turnover rates for customers on non-term contracts, which provide advertisers with the ability to cancel their ad campaigns at any time, the increase in revenue associated with the increase in paying advertising accounts in 2018 compared to 2017 more than offset the impact from cancellations in the year ended December 31, 2018.
We expect our net revenue to continue to increase, as we continue to add paying advertising accounts. Any operational or performance issues that impact our local advertising business may also have a more immediate and more concentrated effect on advertising revenue going forward than was the case prior to our transition to non-term contracts, due to the increasing proportion of advertisers with the ability to terminate their ad campaigns at any time without penalty.

Transactions. We generate revenue from various transactions with consumers, primarily through transactions placed through our partner integrations, and, through October 10, 2017, Yelp Eat24 transactions. On October 10, 2017, we began generating revenue from transactions placed through the Grubhub restaurant network, including Eat24 restaurants, that originated on Yelp pursuant to our partnership agreement with Grubhub.
Our partnership integrations are revenue-sharing arrangements that provide consumers with the ability to complete food ordering and delivery transactions, purchase tickets to sporting events, and book auto repair services and medical appointments, among other transaction opportunities, through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
Prior to our sale of Eat24, we generated revenue from our Yelp Eat24 business through arrangements with restaurants in which restaurants paid a commission percentage fee on orders placed through the Yelp Eat24 platform, which we recorded on a net basis. Following the sale, we no longer recognize revenue from Yelp Eat24 as a standalone product and instead earn fees on food orders placed through the Grubhub restaurant network that originate on Yelp. Although we expect the revenue we generate under our partnership arrangement with Grubhub to grow over time as new restaurants are added to Grubhub's restaurant network, we expect it to continue to be lower than the revenue previously generated by Yelp Eat24 for the foreseeable future. Accordingly, our transactions revenue in periods following our sale of Eat24 have been lower than in periods prior to the sale.
Our transactions revenue decreased $46.6 million, or 77%, in 2018 compared to 2017, and $2.2 million, or 4%, in 2017 compared to 2016. The decrease in each period was primarily the result of our sale of Eat24 in October 2017, partially offset by revenue earned from our partnership with Grubhub following the sale.
Other Services. We generate revenue through our subscription services, which include our Yelp Reservations, Yelp Waitlist and Yelp WiFi Marketing products. We also generate revenue through our Yelp Knowledge program, which provides access to Yelp data for a licensing fee, as well as other non-advertising partnerships.
Our other services revenue increased $6.7 million, or 45%, in 2018 compared to 2017, and $9.6 million, or 180%, in 2017 compared to 2016. The increase in 2018 was primarily due to an increase in the number of customers purchasing our subscription products, which was driven in part by our ownership of Yelp Waitlist and Yelp WiFi Marketing for the entirety of 2018 compared to only a portion of 2017. The increase in 2018 also reflects increases in revenue from our Yelp Knowledge program and non-advertising partnerships to a lesser extent. The increase in 2017 was primarily due to the acquisitions of Nowait and Turnstyle as well as increased revenue from Yelp Reservations.
Cost of Revenue
Our cost of revenue consists primarily of credit card processing fees and website infrastructure expense, which includes website hosting costs and employee costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app. Cost of revenue also includes confirmation services costs associated with Yelp Reservations, Yelp Waitlist and Yelp WiFi Marketing, confirmation and delivery services associated with the fulfillment of orders placed through Yelp Eat24 prior to its sale, as well as video production costs for our advertising customers.
Cost of revenue decreased $12.6 million, or 18%, in 2018 compared to 2017, and increased $10.2 million, or 17%, in 2017 compared to 2016.
The decrease in 2018 was primarily attributable to:

•
a decrease of $6.8 million in merchant fees related to credit card transactions as a result of the decline in transactions revenue following the sale of Eat24 in October 2017, partially offset by an increase in merchant fees related to credit card transactions as a result of processing more payments from advertisers in connection with an increase in advertising revenue;

•
a decrease of $4.7 million in confirmation services and third-party food delivery costs primarily due to the decline in food ordering fulfillment costs following the sale of Eat24, partially offset by an increase in confirmation services associated with Yelp Reservations and Yelp Waitlist; and

•
a decrease of $3.8 million in set up and creative design costs, primarily associated with video production costs as a result of our transition to selling non-term advertising contracts, which currently do not provide businesses with the option to add videos to their accounts.

These decreases were partially offset by an increase of $2.7 million in website infrastructure expense due to increases in the use of our website and in employees supporting the website infrastructure.
The increase in 2017 was primarily attributable to:

•
an increase of $5.4 million in website infrastructure expense, primarily due to increases in the number of visitors to, and transactions completed on, our website compared to the prior year, as well as increased headcount for personnel supporting the website infrastructure;

•
an increase of $3.1 million in confirmation services and third-party food delivery costs due to an increase in the number of Yelp Eat24 transactions, and increased confirmation services expenses associated with Yelp Reservations as well as Yelp Waitlist and Yelp WiFi Marketing following our acquisitions of Nowait and Turnstyle; and

•
an increase of $2.4 million in merchant fees related to credit card transactions due to growth in advertising and transactions revenue. The rate of increase in these costs in 2017 was lower than the increase in 2016 as a result of the sale of Yelp Eat24 in 2017 as well as the slower growth rate in advertising revenue that year.

We expect cost of revenue to remain a consistent percentage of net revenue in 2019 compared to 2018.
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
Sales and marketing expenses increased $45.9 million, or 10%, in 2018 compared to 2017, and $57.5 million, or 15%, in 2017 compared 2016. The increases in 2018 and 2017 were primarily attributable to:

•
increases of $44.0 million and $43.0 million, respectively, in additional employee costs resulting from increases in headcount, including increases in stock-based compensation expense of $2.7 million and $1.0 million, respectively, as we expanded our sales organization;

•
increases of $10.6 million and $6.1 million, respectively, in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount; and

•
increases of $4.7 million and $6.1 million, respectively, in commission expenses (including amortized commission expense) as a result of increases in advertising revenue driven by increased sales team headcount.

The increase in 2018 was partially offset by a decrease of $13.4 million in marketing and advertising costs, primarily due to the cessation of Yelp Eat24 marketing activities following our sale of Eat24 in October 2017 and, to a lesser extent, decreases in Yelp-related marketing and advertising costs. In 2017, marketing and advertising costs increased by $2.3 million compared to 2016 as a result of ongoing business and consumer marketing campaigns.
While the sale of Eat24 resulted in an initial reduction in our sales and marketing expenses, we expect our sales and marketing expenses to continue to increase as we work to increase the number of advertising and subscription accounts and promote the Yelp brand to both consumers and businesses. However, we expect the pace of growth in sales and marketing expenses to be lower in 2019 than in recent years as a result of our planned focus on our most efficient sales channels, relocation of our sales force to more cost-effective locations and optimization our consumer marketing spend.
Product Development
Our product development expenses primarily consist of employee costs (including stock-based compensation expense) for our engineers, product management and information technology personnel. In addition, product development expenses include consulting costs, as well as allocated facilities and other supporting overhead costs.
Product development expenses increased $36.5 million, or 21%, in 2018 compared to 2017, and $37.2 million, or 27%, in 2017 compared to 2016. The increases in 2018 and 2017 were primarily attributable to:

•
$32.1 million and $30.4 million, respectively, in additional salaries and benefits associated with increases in headcount, including increases in stock-based compensation expense (net of capitalized stock-based compensation expense) of $9.6 million and $11.0 million, respectively; and

•
increases of $3.8 million and $6.0 million, respectively, in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount.

We believe that continued investment in research and development of new features in order to advance the Yelp consumer experience and to support an increased focus on business-owner products and marketplace transaction features is important to attaining our strategic objectives, particularly as we look to decrease our reliance on sales headcount growth to drive revenue growth in the medium term. We expect product development expenses to remain a relatively consistent percentage of net revenue in 2019 compared to 2018.
General and Administrative
Our general and administrative expenses primarily consist of employee costs (including stock-based compensation expense) for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include provision for doubtful accounts, outside consulting primarily related to legal and accounting services, as well as facilities and other supporting overhead costs.
General and administrative expenses increased $10.9 million, or 10%, in 2018 compared to 2017, and $9.2 million, or 9%, in 2017 compared to 2016. The increases in 2018 and 2017 were primarily attributable to:

•
$4.8 million and $5.7 million, respectively, in additional employee costs associated with increases in headcount, including increases in stock-based compensation expense of $1.1 million and $0.6 million, respectively;

•
increases in provision for doubtful accounts of $3.6 million and $2.0 million, respectively, due to continued growth in advertising revenue and, in 2018, the shift in our advertiser base toward newer advertisers, who are typically associated with higher provision for doubtful accounts; and

•
an increase in the use of outside consultants of $1.4 million in each period as we invested in our financial and human resources systems to support our expanding headcount, as well as additional consulting costs as a result of the continued growth of the business.

We expect provision for doubtful accounts to increase as advertising revenue generated from newer customers continues to become a larger percentage of our overall advertising revenue. We expect overall general and administrative expenses as a percentage of net revenue in 2019 to remain consistent with, or slightly lower than, general and administrative expenses as a percentage of net revenue in 2018.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of acquired intangible assets.
Depreciation and amortization expenses increased $1.6 million, or 4%, in 2018 compared to 2017, and $5.9 million, or 17%, in 2017 compared to 2016. These increases were primarily the result of our investments in expanding our technology infrastructure and capital assets to support our increase in headcount across the organization. Depreciation and amortization expenses related to our property, equipment and capitalized website and software development costs increased $4.7 million and $6.1 million in 2018 and 2017, respectively. These increases were offset by decreases in amortization expense related to our intangible assets of $3.1 million and $0.2 million in 2018 and 2017, respectively, in connection with the sale of Eat24.
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

We did not incur any costs related to this plan in the year ended December 31, 2018. We incurred $0.3 million and $3.5 million in restructuring and integration costs associated with this plan in the years ended December 31, 2017 and 2016, respectively, related to severance costs for affected employees. We do not expect to incur any additional expenses related to this plan in the future. No goodwill, intangibles or other long lived assets were impaired as a result of the restructuring plan.
Gain on Disposal of a Business Unit
Our sale of Eat24 to Grubhub on October 10, 2017 resulted in a $163.7 million pre-tax gain. The gain recorded was calculated as proceeds from the disposal, offset by the net assets of Eat24 as of the disposal date, and costs specifically incurred as a result of the sale.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.
Other income, net increased by $9.2 million, or 190%, in 2018 compared to 2017, and $3.2 million, or 187%, in 2017 compared to 2016. The increases in both periods were primarily driven by increases in interest income earned on marketable investments and cash held in interest-bearing accounts, particularly due to proceeds received on the sale of Eat24 in October 2017. The increase in 2018 was also due to investing a greater portion of our excess cash in marketable securities.
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
In 2018, we recognized income tax benefit of $15.3 million primarily due to the release of valuation allowance previously recorded against certain deferred tax assets, offset by foreign income tax expense. Income tax expense decreased $46.8 million in 2018 compared to 2017 primarily due to the gain on the disposal of Eat24 in 2017, offset by the release of valuation allowance in 2018. Income tax expense increased $30.1 million in 2017 compared to 2016 primarily due to the gain on disposal of Eat24 recorded in 2017.
Quarterly Results of Operations and Other Data
The following tables set forth our unaudited quarterly consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2018 (in thousands, except per share data). We also present other financial and operational data and a reconciliation of net income (loss) to EBITDA and adjusted EBITDA. We have prepared this quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report. In the opinion of management, the quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017(1)	Sep 30, 2017(1)	Jun 30, 2017(1)	Mar 31, 2017(1)
Consolidated Statements of Operations Data:
Net revenue by product
Advertising	$234,774	$232,502	$226,168	$214,043	$209,593	$200,502	$187,683	$177,900
Transactions	3,293	3,042	3,520	3,839	5,227	18,524	18,435	18,065
Other services	5,673	5,552	5,175	5,192	4,621	4,261	3,827	2,209
Total net revenue	$243,740	$241,096	$234,863	$223,074	$219,441	$223,287	$209,945	$198,174
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)(2)	$14,255	$14,177	$14,708	$14,732	$16,236	$19,312	$18,056	$16,914
Sales and marketing(2)	121,256	121,759	120,653	119,641	111,013	112,958	104,921	108,532
Product development(2)	54,273	53,764	52,789	51,493	47,994	45,834	42,088	39,871
General and administrative(2)	29,677	30,302	28,583	32,007	27,898	27,601	27,042	27,166
Depreciation and amortization	11,557	10,713	10,509	10,028	9,729	10,656	10,662	10,151
Restructuring and integration	—	—	—	—	1	35	21	231
Gain on disposal of a business unit	—	—	—	—	(163,697)	—	—	—
Total costs and expenses	$231,018	$230,715	$227,242	$227,901	$49,174	$216,396	$202,790	$202,865
Income (loss) from operations	$12,722	$10,381	$7,621	$(4,827)	$170,267	$6,891	$7,155	$(4,691)
Other income, net	4,160	3,921	3,424	2,604	1,897	1,371	864	732
Income (loss) before income taxes	$16,882	$14,302	$11,045	$(2,223)	$172,164	$8,262	$8,019	$(3,959)
Benefit from/(provision for) income taxes	15,064	684	(341)	(63)	(31,074)	(232)	(118)	(67)
Net income (loss) attributable to common stockholders	$31,946	$14,986	$10,704	$(2,286)	$141,090	$8,030	$7,901	$(4,026)
Net income (loss) per share attributable to common stockholders:
Basic	$0.39	$0.18	$0.13	$(0.03)	$1.69	$0.10	$0.10	$(0.05)
Diluted	$0.37	$0.17	$0.12	$(0.03)	$1.58	$0.09	$0.09	$(0.05)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	82,706	84,008	83,769	83,785	83,264	82,259	80,996	79,843
Diluted	86,287	88,724	88,651	83,785	89,064	87,433	84,860	79,843

(1)	Amounts for 2017 have been recast to reflect the adoption of ASC 606. Additional information regarding our adoption of ASC 606 is set forth in Note 2 of the Notes to Consolidated Financial Statements.

(2)	Includes non-cash stock-based compensation expense as follows (in thousands):

	Quarter Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Stock-based compensation
Cost of revenue	$1,227	$1,162	$1,153	$1,030	$1,079	$993	$957	$981
Sales and marketing	7,265	7,941	8,055	7,518	6,666	7,305	7,261	6,868
Product development	15,004	14,536	13,907	13,435	12,851	11,976	11,245	11,208
General and administrative	5,157	5,555	5,690	5,751	4,811	5,035	5,902	5,277
Total stock-based compensation	$28,653	$29,194	$28,805	$27,734	$25,407	$25,309	$25,365	$24,334
The following table presents other financial and operational data (dollars in thousands):

	Quarter Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017	Sep 30, 2017	Jun 30, 2017	Mar 31, 2017
Other Financial and Operational Data(1):
Reviews	177,385	170,865	162,969	155,328	148,298	142,036	134,591	127,478
Desktop Unique Visitors	62,140	68,807	73,939	73,668	76,748	83,592	82,998	78,167
Mobile Web Unique Visitors	69,148	74,789	72,328	69,901	64,221	73,508	74,101	73,192
App Unique Devices	32,891	34,025	32,062	30,115	28,845	30,162	27,987	25,827
Claimed Local Business Locations	4,979	4,790	4,593	4,378	4,156	3,963	3,753	3,559
Paying Advertising Accounts	191	194	194	177	163	155	148	139
Adjusted EBITDA	$52,932	$50,288	$46,935	$32,935	$41,707	$42,891	$43,203	$30,025

(1)	For information on how we define these operational and other metrics, see “—Key Metrics.”
The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA (in thousands):

	Quarter Ended
	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018	Dec 31, 2017(1)	Sep 30, 2017(1)	Jun 30, 2017(1)	Mar 31, 2017(1)
Reconciliation of GAAP net income (loss) to EBITDA and adjusted EBITDA:
Net income (loss)	$31,946	$14,986	$10,704	$(2,286)	$141,090	$8,030	$7,901	$(4,026)
Provision for (benefit from) income taxes	(15,064)	(684)	341	63	31,074	232	118	67
Other income, net	(4,160)	(3,921)	(3,424)	(2,604)	(1,897)	(1,371)	(864)	(732)
Depreciation and amortization	11,557	10,713	10,509	10,028	9,729	10,656	10,662	10,151
EBITDA	24,279	21,094	18,130	5,201	179,996	17,547	17,817	5,460
Stock-based compensation	28,653	29,194	28,805	27,734	25,407	25,309	25,365	24,334
Restructuring and integration costs	—	—	—	—	1	35	21	231
Gain on disposal of a business unit	—	—	—	—	(163,697)	—	—	—
Adjusted EBITDA	$52,932	$50,288	$46,935	$32,935	$41,707	$42,891	$43,203	$30,025

(1)	Amounts for 2017 have been recast to reflect the adoption of ASC 606. Additional information regarding our adoption of ASC 606 is set forth in Note 2 of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources
As of December 31, 2018, we had cash and cash equivalents of $332.8 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of December 31, 2018 was $8.9 million. We did not have any outstanding bank loans or credit facilities in place as of December 31, 2018. Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A+’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended, or ESPP. In addition, in the fourth quarter of 2017, we completed our sale of Eat24 to Grubhub and received $252.7 million in cash, with an additional $28.8 million currently being held in escrow for a minimum 18-month period after closing to secure our indemnification obligations in connection with the sale. Specifically, we agreed to indemnify Grubhub and certain related parties against certain losses arising out of Grubhub's purchase of Eat24, including, but not limited to, any breach or inaccuracy of any representation or warranty made by us or Eat24 in the purchase agreement. While Grubhub's right to recover for many claims is limited to the funds being held in escrow, certain claims are capped only at the total purchase price. The date and amount of final release of escrow funds are subject to the resolution of any such claims. The escrow balance is presented on our consolidated balance sheets as an other non-current asset (see Note 9 of the Notes to Consolidated Financial Statements).
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under the heading “Risk Factors” in this Annual Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements, our anticipated repurchases of common stock pursuant to our stock repurchase program, payment of taxes related to the net share settlement of equity awards as well as purchases of property, equipment and software for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may require or otherwise seek additional funds in the next 12 months to respond to business challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies, and, accordingly, we may need to engage in equity or debt financings to secure additional funds.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	160,187	167,647	126,900
Net cash (used in) provided by investing activities	(164,369)	81,136	(54,741)
Net cash (used in) provided by financing activities	(207,747)	27,162	29,522
Operating Activities. We generated $160.2 million of cash from operating activities during the year ended December 31, 2018, primarily resulting from our net income of $55.4 million, which included non-cash depreciation and amortization expense of $42.8 million, non-cash stock-based compensation expense of $114.4 million and non-cash provision for doubtful accounts of $24.5 million offset by deferred income taxes of $15.5 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $35.7 million due to an increase in billings for advertising plans, particularly for customers paying in arrears, as well as the timing of payments from these customers;

•
an increase in prepaid expenses and other assets of $5.2 million, primarily driven by increases in deferred contract costs and tax-related receivables, partially offset by a decrease in non-trade receivables; and

•
a decrease in accounts payable, accrued expenses and other liabilities of $20.2 million, primarily driven by a decrease in accrued income taxes as a result of income tax payments made in 2018 on taxable income from 2017, which was primarily a result of the gain on disposal of Eat24. This decrease was partially offset by higher accrued compensation costs as a result of increased headcount.

We generated $167.6 million of cash in operating activities in the year ended December 31, 2017, primarily resulting from our net income of $153.0 million, which included the pre-tax gain on disposal of Eat24 of $163.7 million, non-cash depreciation and amortization expenses of $41.2 million, non-cash stock-based compensation expense of $100.4 million, and non-cash provision for doubtful accounts and sales returns of $20.9 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•
increase in accounts receivable of $36.1 million due to an increase in billings for advertising plans, particularly those customers billed in-arrears, as well as the timing of payments from these customers;

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

•	increase in prepaids and other assets of $2.6 million, primarily due to an increase in tenant improvement allowance receivable and prepaid licenses.
We generated $126.9 million of cash in operating activities in the year ended December 31, 2016, primarily resulting from our net loss of $1.7 million, which included non-cash depreciation and amortization expenses of $35.3 million, non-cash stock-based compensation expense of $86.3 million and non-cash provision for doubtful accounts and sales returns of $18.9 million. In addition, significant changes in our operating assets and liabilities resulted from the following:

•	increase in accounts receivable of $34.6 million due to an increase in billings for advertising plans, as well as the timing of payments from these customers;

•
increase in accounts payable, accrued expenses and other liabilities of $15.3 million, primarily driven by an increase in restaurant revenue share liability, accrued vacation and employee-related expenses, and the timing of invoices and payments to the vendors, particularly marketing-related vendors; and

•	decrease in prepaids and other assets of $2.7 million, primarily due to the collection of non-trade receivables, partially offset by an increase in deferred contract costs.
Investing Activities. Our primary investing activities in the year ended December 31, 2018 consisted of purchases of marketable securities, purchases of property and equipment to support the ongoing build out of leasehold improvements for our new facilities in San Francisco and New York, the purchase of technology hardware to support our growth in headcount and internally developed software to support website and mobile app development, website operations and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, operations and website and internal-use software and development. We expect our investments in property and equipment, leasehold assets and the development of software in 2019 to remain relatively consistent with the amount of our investments in 2018.
We used $164.4 million of cash in investing activities in during the year ended December 31, 2018. Cash used in investing activities during this period primarily related to purchases of $751 million of marketable securities, expenditures of $20.1 million related to website and internally developed software and purchases of $24.8 million of property, equipment and software. Cash used in investing activities was partially offset by the maturity of $613.7 million of investment securities held-to-maturity and the sale of $17.9 million of investment securities prior to maturity (refer to Note 4 of the Notes to Consolidated Financial Statements for details regarding of sale of held-to-maturity investment).
We generated $81.1 million of cash in investing activities during the year ended December 31, 2017. Cash provided by investing activities primarily related to $252.7 million net cash received for the sale of Eat24 to Grubhub on October 10, 2017 and $264.0 million of maturities of investment securities held-to-maturity. Cash provided by investing was offset by purchases of marketable securities of $354.9 million, purchases of property, equipment and software of $15.6 million to support the growth in our business, expenditures related to website and internally developed software of $14.6 million, as well as our acquisition of Nowait for net cash consideration of $30.8 million, which included intangible assets of $12.7 million, and our acquisition of Turnstyle for net cash consideration of $19.7 million, which included intangible assets of $4.3 million.
We used $54.7 million of cash in investing activities during the year ended December 31, 2016. Cash used in investing activities primarily related to purchases of marketable securities of $275.0 million, expenditures related to website and internally developed software of $14.2 million, purchases of property, equipment and software of $23.0 million to support the growth in our business, our investment of $8.0 million in the preferred stock of Nowait. Cash used in investing was offset by $265.5 million of maturities of investment securities held to maturity.
Financing Activities. During the year ended December 31, 2018, we used $207.7 million of cash for financing activities, consisting of $187.4 million to repurchase shares of common stock pursuant to our stock repurchase program and $50.1 million to pay taxes related to the net share settlement of equity awards for our employees, partially offset by $29.8 million in cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP.
During the year ended December 31, 2017, we generated $27.2 million in financing activities, primarily due to net proceeds of $40.9 million in cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP. Cash provided by financing activities was partially offset by $12.6 million in repurchases of common stock and $1.2 million of taxes paid related to the net share settlement of equity awards for our international employees.
During the year ended December 31, 2016, we generated $29.5 million in financing activities, primarily due to cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP.

Stock Repurchase Program
In July 2017, our board of directors authorized the repurchase of up to $200 million of our outstanding common stock. During the years ended December 31, 2018 and 2017, we repurchased on the open market and subsequently retired 4,896,003 shares and 302,206 shares, respectively, for aggregate purchase prices of $187.4 million and $12.6 million, respectively. We completed the repurchase of the full $200 million authorization in November 2018.
On November 27, 2018, our board of directors authorized a new stock repurchase program providing for the repurchase up to $250 million of our outstanding common stock, of which no shares had been repurchased as of December 31, 2018. On February 11, 2019, our board of directors authorized us to repurchase an additional $250 million of our outstanding common stock, bringing the total amount of repurchases authorized under our stock repurchase program to $500 million. We may purchase shares at our discretion in the open market, privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The program is not subject to any time limit and may be modified, suspended or discontinued at any time. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow and market conditions.
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. As a result, we expect that cash used in financing activities will continue to increase as we make repurchases pursuant to this program. As of February 20, 2019, we had not made any repurchases under the current authorizations of $500 million.
Net Share Settlement of Equity Awards
In 2017, we began settling the employee tax liabilities associated with the vesting of RSUs through net share withholding for our internationally based employees, rather than selling a portion of the vested shares to cover taxes, as we had previously. In 2018, we expanded this practice of net share settlement for vestings of RSUs for all for all employees. As a result, we paid $50.1 million, and $1.2 million of employee taxes in the year ended December 31, 2018 and 2017, respectively, out of cash held on our consolidated balance sheet. We do not expect this practice to result in material increases to cash used in financing activities in 2019 compared to 2018.
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

•	EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;

•	EBITDA and adjusted EBITDA do not reflect the impact of the recording or release of valuation allowances or tax payments that may represent a reduction in cash available to us;

•	adjusted EBITDA does not take into account any restructuring and integration costs; and

•	other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.
Because of these limitations, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including net income (loss), and our other GAAP results. The tables below present reconciliations of net income (loss) to EBITDA and adjusted EBITDA, the most directly comparable GAAP financial measure in each case, for each of the periods indicated.
EBITDA. EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: (benefit from) provision for income taxes; other income (expense), net; and depreciation and amortization.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: (benefit from) provision for income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; gain (loss) on disposal of a business unit; restructuring and integration costs; and, in certain periods, certain other income and expense items.
The following is a reconciliation of net income (loss) to EBITDA and adjusted EBITDA (in thousands):

	Year Ended December 31,
	2018	2017(1)	2016(1)	2015(2)	2014(2)
Reconciliation of GAAP Net Income/(Loss) to EBITDA and adjusted EBITDA:
GAAP net income (loss)	$55,350	$152,995	$(1,711)	$(32,900)	$36,473
(Benefit from) provision for income taxes	(15,344)	31,491	1,385	11,962	(25,193)
Other income, net	(14,109)	(4,864)	(1,694)	(386)	(221)
Depreciation and amortization	42,807	41,198	35,346	29,604	17,590
EBITDA	68,704	220,820	33,326	8,280	28,649
Stock-based compensation	114,386	100,415	86,261	60,842	42,273
Gain on disposal of a business unit	—	(163,697)	—	—	—
Restructuring and integration costs	—	288	3,455	—	—
Adjusted EBITDA	$183,090	$157,826	$123,042	$69,122	$70,922

(1)
Amounts for 2017 and 2016 have been recast to reflect the adoption of ASC 606. Additional information regarding our adoption of ASC 606 is set forth in Note 2 of the Notes to Consolidated Financial Statements.

(2)
Amounts for 2015 and 2014 have not been recast to reflect the adoption of ASC 606. Additional information regarding our adoption of ASC 606 is set forth in Note 2 of the Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in 2018, 2017 or 2016.
Contractual Obligations
We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2019 to 2029. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of December 31, 2018, we had no material long-term purchase obligations outstanding with vendors or third parties other than obligations related to the fit out of certain leasehold properties and purchases of website hosting services. The following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations	$321,241	$56,703	$110,438	$84,120	$69,980
Purchase obligations	$128,970	$35,213	$61,257	$32,500	$—
The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of December 31, 2018, our total liability for uncertain tax positions was $3.8 million, which is included within current liabilities and other long-term liabilities. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.
We have subleased certain office facilities under operating lease agreements that expire in 2021. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of December 31, 2018, our future minimum rental receipts to be received under non-cancelable subleases were $4.3 million.
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
Our cash and cash equivalents consist of cash, money market funds and commercial paper. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of December 31, 2018 would not have a material impact on our cash and cash equivalents portfolio.
Our marketable securities are comprised of fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. As we have both the ability and intent to hold these securities to maturity, such fluctuations would have no impact on our results of operations.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally in the British pound sterling, Canadian dollar and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains (losses), net, related to revaluing certain cash balances, trade accounts receivable balances and intercompany balances that are denominated in currencies other than the U.S. dollar, we believe a hypothetical 10% strengthening (weakening) of the U.S. dollar against the British pound sterling, Canadian dollar or Euro, either alone or in combination with each other, would not have a material impact on our results of operations. In the event our foreign sales and expenses increase as a proportion of our overall sales and expenses, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, though we may in the future. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our management reviewed the results of this evaluation with the audit committee of our board of directors.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Yelp Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.
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
February 28, 2019

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in the definitive proxy statement for our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement.
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
Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2019 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2019 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2019 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2019 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2019 Proxy Statement.

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

	3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

						Filed
			Incorporated by Reference			Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated February 9, 2015, by and among Yelp Inc., Eat24Hours.com, Inc., Kale Acquisition Corp., Quinoa Acquisition LLC, the Stockholders of Eat24Hours.com, Inc. and Nadav Sharon, as Stockholders’ Agent.	8-K	001-35444	99.1	2/10/2015
2.2	Agreement and Plan of Merger, dated February 28, 2017, by and among Yelp Inc., Nowait, Inc., Beagle Acquisition Corp. and Shareholder Representative Services LLC, as Stockholders’ Agent.	8-K	001-35444	2.1	3/6/2017
2.3	Share Purchase Agreement, dated April 3, 2017, by and among Yelp Inc., 10036773 Canada Inc., Turnstyle Analytics Inc., the shareholders of Turnstyle Analytics Inc., the vested option holders of Turnstyle Analytics Inc., 500 Startups IV, L.P. and Fortis Advisors LLC, as Securityholders’ Agent.	8-K	001-35444	2.1	4/7/2017
2.4	Unit Purchase Agreement, dated as of August 3, 2017, by and among Yelp Inc., Eat24, LLC, Grubhub Inc. and Grubhub Holdings Inc.	10-Q	001-35444	2.3	8/9/2017
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc., as amended	8-K	001-35444	3.1	2/13/2019
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1*	Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.2	11/17/2011
10.2*	Forms of Option Agreement and Option Grant Notice under Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.3	11/17/2011
10.3*	2011 Equity Incentive Plan.	S-1	333-178030	10.4	2/3/2012
10.4*	Forms of Option Agreement and Option Grant Notice under 2011 Equity Incentive Plan.	S-1	333-178030	10.5	2/3/2012
10.5*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.2	2/13/2019

						Filed
			Incorporated by Reference			Herewith
Exhibit
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.7*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016
10.8*	Executive Severance Benefit Plan.	S-1/A	333-178030	10.19	2/3/2012
10.9*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.10*	Offer Letter, by and between Yelp Inc. and Jeremy Stoppelman, dated February 3, 2012.	S-1/A	333-178030	10.15	2/3/2012
10.11*	Employment Offer Letter, dated April 15, 2016, between Yelp Inc. and Charles Baker.	8-K	001-35444	10.1	4/18/2016
10.12*	Amended and Restated Offer Letter, by and between Yelp Inc. and Jed Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.13*	Letter Agreement, dated May 22, 2014, by and between Joseph Nachman and Yelp Inc.	8-K	001-35444	99.1	5/28/2014
10.14*	Amended and Restated Offer Letter, by and between Yelp Inc. and Laurence Wilson, dated February 3, 2012.	S-1/A	333-178030	10.10	2/3/2012
10.15*	Offer Letter, dated July 13, 2012, by and between Yelp Inc. and Alan Ramsay.	10-Q	001-35444	10.1	5/10/2017
10.16*	Form of Restricted Stock Unit Agreement and Notice.	8-K	001-35444	10.2	2/8/2016
10.17*	Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		1/23/2019
10.18	Amended and Restated Lease, dated April 1, 2015, by and between Stockdale Galleria Project Owner, LLC and Yelp Inc.; First Amendment to Lease, dated July 30, 2015; Second Amendment to Lease, dated April 22, 2016; Third Amendment to Lease, dated July 22, 2016.	10-K	001-35444	10.23	3/1/2017
10.19	License Agreement between Harrison 160, LLC, as Licensor, and MRL Ventures Inc., as Licensee, dated as of April 6, 2004; Addendums through November 10, 2011.	S-1/A	333-178030	10.14	2/3/2012
10.20	Office Lease, dated May 9, 2012, by and between Yelp Inc. and Stockbridge 138 New Montgomery LLC, as amended.	10-K	001-35444	10.25	3/1/2017
10.21	Lease, dated July 31, 2014, by and between Yelp Inc. and 11 Madison Avenue LLC.	8-K	001-35444	10.1	8/6/2014
21.1	Subsidiaries of Yelp Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS#	XBRL Instance Document.					X
101.SCH#	XBRL Taxonomy Extension Schema Document.					X

*	Indicates management contract or compensatory plan or arrangement.

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
Date: February 28, 2019

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

Signature	Title	Date
/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 28, 2019
Jeremy Stoppelman	(Principal Executive Officer)

/s/ Charles Baker	Chief Financial Officer	February 28, 2019
Charles Baker	(Principal Financial and Accounting Officer)

/s/ Diane Irvine	Chairperson	February 28, 2019
Diane Irvine

/s/ Fred Anderson	Director	February 28, 2019
Fred Anderson

/s/ Geoff Donaker	Director	February 28, 2019
Geoff Donaker

/s/ Peter Fenton	Director	February 28, 2019
Peter Fenton

/s/ Robert Gibbs	Director	February 28, 2019
Robert Gibbs

/s/ Jeremy Levine	Director	February 28, 2019
Jeremy Levine

/s/ Mariam Naficy	Director	February 28, 2019
Mariam Naficy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Yelp Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Yelp Inc. and subsidiaries as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 28, 2019

We have served as the Company's auditor since 2008.

Yelp Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$332,764	$547,850
Short-term marketable securities	423,096	273,366
Accounts receivable (net of allowance for doubtful accounts of $8,685 and $8,602 at December 31, 2018 and December 31, 2017, respectively)	87,305	76,173
Prepaid expenses and other current assets	17,104	15,700
Total current assets	860,269	913,089
Long-term marketable securities	—	25,032
Property, equipment and software, net	114,800	103,651
Goodwill	105,620	107,954
Intangibles, net	13,359	16,893
Restricted cash	22,071	18,554
Other non-current assets	59,444	40,428
Total assets	$1,175,563	$1,225,601
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,540	$9,033
Accrued liabilities	54,522	73,665
Deferred revenue	3,843	3,469
Total current liabilities	64,905	86,167
Long-term liabilities	35,140	30,737
Total liabilities	100,045	116,904
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000,000 shares authorized, 81,996,839 and 83,724,916 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,139,462	1,038,017
Treasury stock	—	(46)
Accumulated other comprehensive loss	(11,021)	(8,444)
(Accumulated deficit) retained earnings	(52,923)	79,170
Total stockholders’ equity	1,075,518	1,108,697
Total liabilities and stockholders’ equity	$1,175,563	$1,225,601
See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net revenue	$942,773	$850,847	$716,063
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	57,872	70,518	60,363
Sales and marketing	483,309	437,424	379,895
Product development	212,319	175,787	138,549
General and administrative	120,569	109,707	100,475
Depreciation and amortization	42,807	41,198	35,346
Restructuring and integration	—	288	3,455
Gain on disposal of a business unit	—	(163,697)	—
Total costs and expenses	916,876	671,225	718,083
Income (loss) from operations	25,897	179,622	(2,020)
Other income, net	14,109	4,864	1,694
Income (loss) before income taxes	40,006	184,486	(326)
Benefit from (provision for) income taxes	15,344	(31,491)	(1,385)
Net income (loss) attributable to common stockholders	$55,350	$152,995	$(1,711)
Net income (loss) per share attributable to common stockholders
Basic	$0.66	$1.87	$(0.02)
Diluted	$0.62	$1.76	$(0.02)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders(1)
Basic	83,573	81,602	77,186
Diluted	88,709	87,170	77,186

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$55,350	$152,995	$(1,711)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,760)	7,620	(2,057)
Foreign currency adjustments to net income upon liquidation of investments in foreign entities	183	(488)	—
Other comprehensive (loss) income	(2,577)	7,132	(2,057)
Comprehensive income (loss)	$52,773	$160,127	$(3,768)
See notes to consolidated financial statements

Yelp Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2017 AND 2018
(In thousands, except share data)

			Additional		Accumulated Other	Retained Earnings	Total
	Common Stock		Paid-In	Treasury	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	(Loss)	Deficit)	Equity
Balance-December 31, 2015	75,982,802	$—	$774,022	$—	$(13,519)	$(60,890)	$699,613
Cumulative effect adjustment upon adoption of ASU 2016-09	—	—	(1,163)	—	—	1,332	169
Issuance of common stock upon exercises of employee stock options	1,290,836	—	20,599	—	—	—	20,599
Issuance of common stock upon vesting of restricted stock units ("RSUs")	1,814,138	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	342,057	—	8,923	—	—	—	8,923
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	90,602	—	—	—	90,602
Foreign currency translation adjustment	—	—	—	—	(2,057)	—	(2,057)
Net loss	—	—	—	—	—	(1,711)	(1,711)
Balance-December 31, 2016	79,429,833	—	892,983	—	(15,576)	(61,269)	816,138
Issuance of common stock upon exercises of employee stock options	1,519,771	—	29,997	—	—	—	29,997
Issuance of common stock upon vesting of RSUs	2,702,838	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	373,580	—	10,920	—	—	—	10,920
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	106,639	—	—	—	106,639
Shares withheld related to net share settlement of equity awards	—	—	(2,522)	—	—	—	(2,522)
Repurchase of common stock (1)	(301,106)	—	—	(46)	—	(12,556)	(12,602)
Foreign currency translation adjustments	—	—	—	—	7,132	—	7,132
Net income	—	—	—	—	—	152,995	152,995
Balance-December 31, 2017	83,724,916	—	1,038,017	(46)	(8,444)	79,170	1,108,697
Issuance of common stock upon exercises of employee stock options	779,871	—	15,581	—	—	—	15,581
Issuance of common stock upon vesting of RSUs	1,946,476	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	442,679	—	14,198	—	—	—	14,198
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	121,878	—	—	—	121,878
Shares withheld related to net share settlement of equity awards	—	—	(50,212)	—	—	—	(50,212)
Repurchase of common stock (1)	(4,897,103)	—	—	46	—	(187,443)	(187,397)
Foreign currency translation adjustments	—	—	—	—	(2,577)	—	(2,577)
Net income	—	—	—	—	—	55,350	55,350
Balance-December 31, 2018	81,996,839	$—	$1,139,462	$—	$(11,021)	$(52,923)	$1,075,518

(1)
1,100 shares were excluded from the share total as of December 31, 2017 that had been repurchased but not yet retired, and were held as treasury stock as of that date. Those shares were retired during the year ended December 31, 2018.

See notes to consolidated financial statements.

Yelp Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$55,350	$152,995	$(1,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,807	41,198	35,346
Provision for doubtful accounts	24,515	20,917	18,907
Stock-based compensation	114,386	100,415	86,261
Deferred income taxes	(15,469)	—	1,351
Gain on disposal of a business unit	—	(163,697)	—
Other adjustments	(722)	1,512	2,973
Changes in operating assets and liabilities net of acquisitions and disposals of a business unit:
Accounts receivable	(35,664)	(36,146)	(34,618)
Prepaid expenses and other assets	(5,192)	(2,581)	2,728
Accounts payable, accrued expenses and other liabilities	(20,204)	52,882	15,278
Deferred revenue	380	152	385
Net cash provided by operating activities	160,187	167,647	126,900
INVESTING ACTIVITIES:
Purchases of marketable securities	(751,237)	(354,895)	(274,965)
Maturities of marketable securities	613,700	264,000	265,500
Sale of investment prior to maturity	17,895	—	—
Purchase of cost-method investment	—	—	(8,000)
Sale of a business, net of cash sold	—	252,663	—
Acquisitions, net of cash received	—	(50,544)	—
Purchases of property, equipment and software	(24,849)	(15,598)	(22,994)
Capitalized website and software development costs	(20,123)	(14,647)	(14,191)
Other investing activities	245	157	(91)
Net cash (used in)/provided by investing activities	(164,369)	81,136	(54,741)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	29,779	40,917	29,522
Taxes paid related to net share settlement of equity awards	(50,144)	(1,199)	—
Repurchases of common stock	(187,382)	(12,556)	—
Net cash (used in) provided by financing activities	(207,747)	27,162	29,522
Effect of exchange rate changes on cash, cash equivalents and restricted cash	360	941	(262)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(211,569)	276,886	101,419
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	566,404	289,518	188,099
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$354,835	$566,404	$289,518
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds	$29,159	$530	$813
SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable, accrued liabilities and long-term liabilities	$4,440	$11,493	$989
Goodwill measurement period adjustment	—	(178)	146
Tax liability related to net share settlement of equity awards included in accrued liabilities	971	1,323	—

See notes to consolidated financial statements.

Yelp Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS
Yelp Inc. was incorporated in Delaware on September 3, 2004. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” and “Yelp” in these Notes to Consolidated Financial Statements refers to Yelp Inc. and its subsidiaries.
Yelp connects consumers with great local businesses. Yelp’s trusted local platform delivers significant value to both consumers and businesses by helping each discover and interact with the other: its content and transaction capabilities help consumers save time and money, while its advertising and other products help business owners gain visibility and engage with its large audience of purchase-oriented consumers.
The Company consisted of Yelp Inc. and six wholly owned entities as of December 31, 2018: Yelp UK Ltd was incorporated on December 1, 2008; Darwin Social Marketing Inc. (formerly Yelp Canada Inc.) was incorporated on February 24, 2009; Yelp Ireland Limited was incorporated on May 31, 2010; Yelp Ireland Holding Company Limited was incorporated on June 16, 2010; Yelp GmbH (formerly Qype GmbH) was acquired on October 23, 2012; and Turnstyle Analytics Inc., which was acquired on April 3, 2017. The financial results of these subsidiaries are included within the consolidated financial statements of the Company presented herein.
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
Marketable Securities— The Company has a policy that generally requires securities to be investment grade (i.e. rated ‘A+’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. In the event that the rating drops below that investment grade, the Company will sell the security prior to maturity. The Company determines the classification of its marketable securities at the time of purchase and re-evaluates these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for other-than-temporary impairment. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, and is included in interest income. The Company includes highly liquid treasury notes, U.S. agency securities, corporate debt securities, money market funds and other funds with maturities of more than three months to be marketable securities. Held-to-maturity securities with less than one year to maturity are included in short-term marketable securities. All other held-to-maturity securities are classified as long-term securities.
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
Accounts Receivable, Net and Payment Terms—The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an accounts receivable balance when revenue is recognized prior to or at the time of invoicing the customer. Payment terms and conditions vary by contract type and the service being provided. For advertising services, the Company typically invoices customers on a monthly basis, one month in arrears, and collects payment either at the end of each billing period or up to 30 days after the end of the billing period. For transaction services, the Company collects its commission fee on each transaction either at the time of the transaction or up to 30 days after the end of the billing period. For subscription services, the Company typically invoices one month in advance and collects payment at the beginning of each billing period.
As of December 31, 2018, 2017 and 2016, there were no customers that accounted for more than 10% of total accounts receivable.
Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts receivable. The allowance reflects the Company's best estimate of probable losses associated with the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and known delinquent accounts. When new information becomes available that allows the Company to more accurately estimate the allowance, it makes an adjustment, which is considered a change in accounting estimate. The carrying value of accounts receivable approximates their fair value.
Deferred Contract Costs—The Company has determined that certain sales incentive compensation costs are incremental costs to obtain the related contract. These costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. The Company uses a straight line basis as it expects the benefit of these costs to be realized uniformly over the amortization period. The amortization periods for contract costs, which extend up to 41 months, were determined based on both qualitative and quantitative factors, including product life cycle attributes and customer retention historical data. For contract costs with amortization periods of less than 12 months, the Company applies a practical expedient to expense such costs as incurred. The Company assesses deferred contract costs for impairment on a quarterly basis. Amortized contract costs are recorded within sales and marketing expense in the consolidated statements of operations. Deferred contract costs are included within other non-current assets on the Company's consolidated balance sheets (see Note 9).
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

Business Combinations—The Company accounts for acquisitions of entities that consist of inputs and processes that have the ability to contribute to the creation of outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible assets, liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and integration costs are expensed as incurred. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statements of operations.
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
Revenue Recognition—The Company generates revenue from the sale of advertising products, transactions and other services, which correspond to the Company's major product lines. The Company recognizes revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company applies the portfolio practical expedient to account for contracts with customers in each category of revenue. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which revenue is recognized in the amount to which the Company has a right to invoice.
Contracts with customers can include multiple performance obligations, where the transaction price is allocated to each performance obligation based on its relative standalone selling price ("SSP"). The Company determines SSP based on the prices of the promised goods or services charged when sold separately to customers, which are determined using contractually stated prices. The Company allocates revenue to each of the performance obligations included in a contract with multiple performance obligations at the inception of the contract. The various products and services comprising contracts with multiple performance obligations are typically capable of being distinguished and accounted for as separate performance obligations.
For all contracts with customers, estimates and assumptions include determining variable consideration and identifying the nature and timing of satisfaction of performance obligations. Because the Company considers contracts month-to-month, variable consideration is resolved at the time of invoicing, which eliminates the use of estimates in determining the transaction price. For contracts satisfied over time, the Company applies the invoice practical expedient to depict the value transferred to the customer and measure of progress towards completion of its obligations. The Company considers the right to receive consideration from a customer to correspond directly with the value to the customer of its performance completed to date. The Company does not consider the effects of the time value of money as substantially all of the Company’s contracts are invoiced on a monthly basis, one month in arrears.
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
Advertising. The Company generates advertising revenue primarily through the display of advertising products on its website and mobile app. These arrangements are evidenced by either written or electronic acceptance of a contract that stipulates the types of advertising to be delivered, the timing and pricing. Performance-based advertising placements are priced on a cost-per-click basis, while impression-based advertising placements are priced on a cost per thousand impressions basis. The Company recognizes revenue from the delivery of performance-based ads and impression-based ads in the period of delivery, in each case net of customer discounts. The Company also offers businesses premium features in connection with their business listing pages pursuant to fixed monthly fees, and recognizes revenue from such offerings over the service period.
The Company also generates advertising revenue through indirect sales of advertising products, such as through reseller contracts that allow partners to sell Yelp Branded Profiles to their clients and the monetization of remnant advertising inventory through third-party ad networks, and recognizes revenue in the period of delivery.
Transactions. The Company generates transactions revenue primarily from revenue-sharing partner contracts and, through October 10, 2017, Yelp Eat24 as a standalone product.
The Company's transactions platform provides consumers with the ability to complete food delivery and other transactions through third parties directly on Yelp. The Company earns a per-transaction commission fee pursuant to partnership contracts for acting as an agent for these transactions, which it recognizes on a net basis and includes in revenue upon completion of a transaction. Prior to the disposal of Eat24, the Company's Yelp Eat24 business generated revenue through arrangements with restaurants, in which restaurants paid a commission percentage fee on orders placed through the Yelp Eat24 platform. The Company recorded revenue associated with Yelp Eat24 transactions on a net basis as the restaurant is primarily responsible for providing the underlying service and the Company does not control the service provided by the restaurant to the consumer. Concurrently with the disposal of Eat24 on October 10, 2017, the Company entered into a partnership agreement with Grubhub; as a result, following the sale, the Company generates revenue from transactions placed through the Grubhub network , including the Eat24 restaurant network, which are now part of the Grubhub restaurant network, that originate on Yelp.
Other Services. The Company generates other services revenue through subscription services contracts, such as sales of monthly subscriptions to its Yelp Reservations, Yelp Waitlist (previously referred to as Yelp Nowait) and Yelp WiFi Marketing products, licensing contracts for access to Yelp data and other non-advertising, non-transaction partnerships. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to customers.

Cost of Revenue—The Company’s cost of revenue primarily consists of credit card processing fees, web hosting costs, and salaries, benefits and stock-based compensation expense for its infrastructure teams related to operating the Company’s website and mobile app. It also includes confirmation services expenses and delivery related costs as well as video production expenses.
Research and Development—The Company incurs research and development expenses for costs it incurs in research aimed at developing, and in translating the results of such research into, new products and services or significant improvements to existing products or services, whether intended for sale or for internal use. Such costs are considered research and development expense up to the point in time at which the product or service achieves technological feasibility. These expenses primarily consist of employee related costs (including stock-based compensation) for the Company's engineers and other employees engaged in the research and development of its products and services, as well as allocated indirect overhead costs. Research and development costs were $205.8 million, $171.2 million and $133.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are recorded to costs and expenses in the consolidated statements of operations for those periods, primarily within product development costs.
Stock-Based Compensation—The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions, which require all stock-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units and issuances under its 2012 Employee Stock Purchase Plan, as amended (“ESPP”), to be measured based on the grant-date fair value of the awards. The Company accounts for forfeitures as they occur.
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
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes-Merton option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility in the fair market value of the Company’s common stock, a risk-free interest rate and expected dividends. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life and volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses the straight-line method for expense attribution.
Advertising Expenses—Advertising costs are expensed in the period in which the advertising takes place. Costs of producing advertising are expensed in the period in which production takes place. Total advertising expenses incurred were $38.0 million, $50.3 million and $46.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Specifically, it includes foreign currency translation adjustments.
Income Taxes—The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments or changes in the tax law or rates. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Valuation allowances are provided to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. The Company evaluates the ability to realize net deferred tax assets and the related valuation allowance on a quarterly basis.

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
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the Internal Revenue Service (“IRS”). Employer contributions under this plan were $12.0 million, $4.8 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires entities to recognize revenue when they transfer promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for such goods or services. ASC 606 also modified Accounting Standards Codification Subtopic 340-40, "Other Assets and Deferred Costs—Contracts with Customers," which requires the Company to recognize a deferred cost asset for the incremental costs of obtaining a contract with a customer. The Company adopted ASC 606 effective January 1, 2018 using the full retrospective method and, accordingly, has recast each prior reporting period presented. The Company's adoption of ASC 606 resulted in the following adjustments to its previously reported results (in thousands):

	As Previously Reported	Impact of ASC 606 Adoption	As Currently Reported
Consolidated Statement of Operations—Year Ended December 31, 2016
Net revenue	713,069	2,994	$716,063
Costs and Expenses:
Sales and marketing	382,854	(2,959)	379,895
General and administrative	97,481	2,994	100,475
Net income (loss) attributable to common stockholders	(4,670)	2,959	(1,711)
Basic net income per share	(0.06)	0.04	(0.02)
Diluted net income per share	(0.06)	0.04	(0.02)

Consolidated Statement of Operations—Year Ended December 31, 2017
Net revenue	846,813	4,034	$850,847
Costs and Expenses:
Sales and marketing	438,643	(1,219)	437,424
General and administrative	105,673	4,034	109,707
Gain on disposal of a business unit	(164,779)	1,082	(163,697)

Net income attributable to common stockholders	152,858	137	152,995
Diluted net income per share	1.75	0.01	1.76

Consolidated Balance Sheet—As of December 31, 2017
Allowance for doubtful accounts	7,352	1,250	8,602
Other non-current assets	31,339	9,089	40,428
Retained earnings	70,081	9,089	79,170

Consolidated Statement of Cash Flows—Year Ended December 31, 2016
Provision for doubtful accounts	15,913	2,994	18,907
Change in accounts receivable	(31,624)	(2,994)	(34,618)
Changes in prepaid expenses and other assets	5,687	(2,959)	2,728

Consolidated Statement of Cash Flows—Year Ended December 31, 2017
Provision for doubtful accounts	16,883	4,034	20,917
Change in accounts receivable	(32,112)	(4,034)	(36,146)
Gain on disposal of a business unit	(164,779)	1,082	(163,697)
Changes in prepaid expenses and other assets	(1,362)	(1,219)	(2,581)

Consolidated Statement of Stockholders' Equity—Year Ended December 31, 2015
Accumulated Deficit	(66,883)	5,993	(60,890)

Consolidated Statement of Stockholders' Equity—Year Ended December 31, 2016
Accumulated Deficit	(70,221)	8,952	(61,269)
Statement of Cash Flows—In November 2016, FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Subtopic 230): Restricted Cash" ("ASU 2016-18"), which requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted the standard effective January 1, 2018 and recast the prior reported periods presented. The impact to the change in cash and cash equivalents balance previously reported on the consolidated statement of cash flows is presentation only; changes in restricted cash were previously included within investing activities and are now included in changes to the total cash balance within the consolidated statements of cash flows.
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
The Company adopted and began applying ASC 842 on January 1, 2019 in accordance with Accounting Standards Update No. 2018-11, "Targeted Improvements to ASC 842," by recording a cumulative-effect adjustment to the Company's consolidated balance sheet as of January 1, 2019. The Company will take the practical expedient available under ASC 842 to not record operating lease right-of -use assets or lease liabilities associated with leases with durations of less than 12 months. Those leases will be recorded on a straight line basis to the consolidated statement of operations over the lease term. The Company recorded operating lease right-of-use assets and lease liabilities for all of its leases that met the definition of a lease under ASC 842 and that are greater than twelve months in duration upon its adoption of ASC 842. The most significant changes as a result of ASC 842 will be the recognition of operating lease right-of-use assets in the amounts of approximately $235 million to $255 million, and operating lease liabilities of $265 million to $285 million, respectively, on the Company's consolidated balance sheet upon adoption on January 1, 2019. These balances are comprised of the Company's office lease portfolio and, to a much lesser extent, its computer equipment lease portfolio. The Company de-recognized deferred rent liabilities associated with its office lease portfolio of $34.8 million upon adoption.
Based on the lease portfolio in place at the time of adoption, the Company does not expect there to be any difference between the operating lease expense recorded to its consolidated statement of operations following its adoption of ASC 842 and the amount that would have been recorded under ASC 840. The Company will continue to disclose comparative reporting periods prior to January 1, 2019 under the previous accounting guidance, ASC 840.
Other Pronouncements
In January 2017, FASB issued Accounting Standards Update No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new standard, entities will perform goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
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
3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Cash	$81,055	$283,085
Cash equivalents	251,709	264,765
Total cash and cash equivalents	$332,764	$547,850
Restricted cash	22,071	18,554
Total cash, cash equivalents and restricted cash	$354,835	$566,404
As of December 31, 2018 and 2017, the Company had letters of credit collateralized fully by bank deposits which totaled $22.1 million and $18.6 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash on the Company's consolidated balance sheets.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s investments in money market accounts are recorded as cash equivalents at fair value in the consolidated balance sheets. All other financial instruments are classified as held-to-maturity investments and, accordingly, are recorded at amortized cost; however, the Company is required to determine the fair value of these investments on a recurring basis to identify any potential impairment. The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:
Level 1—Observable inputs, such as quoted prices in active markets,
Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly, or
Level 3—Unobservable inputs in which there are little or no market data, which require the Company to develop its own assumptions.
This hierarchy requires the Company to use observable market data when available to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, corporate bonds, U.S. government bonds, agency bonds and agency discount notes are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly.

The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis and those held-to-maturity, as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$221,173	$—	$—	$221,173	$217,838	$—	$—	$217,838
Commercial paper	—	30,536	—	30,536	—	46,927	—	46,927
Marketable Securities:
Commercial paper	—	175,070	—	175,070	—	138,412	—	138,412
Corporate bonds	—	131,496	—	131,496	—	69,926	—	69,926
U.S. government bonds	—	65,502	—	65,502	—	—	—	—
Agency bonds	—	50,846	—	50,846	—	78,913	—	78,913
Agency discount notes	—	—	—	—		10,989		10,989
Total cash equivalents and marketable securities	$221,173	$453,450	$—	$674,623	$217,838	$345,167	$—	$563,005
During the year ended December 31, 2018, the Company sold a security (with an expected maturity date of May 17, 2019) that had been classified as a held-to-maturity short-term marketable security on the Company's consolidated balance sheet prior to its sale. On October 29, 2018, a reputable ratings agency downgraded the security from "A+" to "A." Because the Company has a policy of maintaining securities that are at an investment grade of A+ or above, it sold the security on October 31, 2018. The security was carried at amortized cost of $18.0 million as of October 29, 2018 and the Company recorded a loss of $0.1 million upon its sale, which was recorded in other income, net on the Company's consolidated statement of operations for the year ended December 31, 2018.
5. MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity as of December 31, 2018 and 2017 were as follows (in thousands):

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term marketable securities:
Commercial paper	$175,070	$—	$—	$175,070
Corporate bonds	131,626	8	(138)	131,496
U.S. government bonds	65,513	—	(11)	65,502
Agency bonds	50,887	—	(41)	50,846
Total marketable securities	$423,096	$8	$(190)	$422,914

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term marketable securities:
Commercial paper	$138,412	$1	$(1)	$138,412
Agency bonds	78,958	—	(45)	78,913
Corporate bonds	45,006	—	(41)	44,965
Agency discount bonds	10,990	—	(1)	10,989
Total short-term marketable securities	$273,366	$1	$(88)	$273,279
Long-term marketable securities:
Corporate bonds	$25,032	$—	$(71)	$24,961
Total long-term marketable securities	$25,032	$—	$(71)	$24,961
Total marketable securities	$298,398	$1	$(159)	$298,240

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2018 and 2017, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$121,566	$(138)	$—	$—	$121,566	$(138)
U.S. government bonds	65,502	(11)	—	—	65,502	(11)
Agency bonds	50,846	(41)	—	—	50,846	(41)
Total	$237,914	$(190)	$—	$—	$237,914	$(190)

	As of December 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency bonds	$78,913	$(45)	$—	$—	$78,913	$(45)
Corporate bonds	62,927	(112)	—	—	62,927	(112)
Agency discount notes	10,989	(1)	—	—	10,989	(1)
Commercial paper	3,975	(1)	—	—	3,975	(1)
Total	$156,804	$(159)	$—	$—	$156,804	$(159)
The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any other-than-temporary impairment loss.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The Company capitalized $26.9 million, $20.4 million and $19.2 million in website and internal-use software costs during the years ended December 31, 2018, 2017 and 2016, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to website and internal-use software was $19.0 million, $16.7 million and $12.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company wrote off an immaterial amount of website and internal-use software costs in each of the years ended December 31, 2018, 2017 and 2016.
Property, equipment and software, net as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Capitalized website and internal-use software development costs	$108,590	$81,710
Leasehold improvements	83,811	74,236
Computer equipment	40,801	32,450
Furniture and fixtures	17,839	16,435
Telecommunication	4,691	3,996
Software	1,651	1,212
Total	257,383	210,039
Less accumulated depreciation	(142,583)	(106,388)
Property, equipment and software, net	$114,800	$103,651
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was approximately $39.3 million, $34.6 million and $28.5 million, respectively.
7. GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired. The Company completed its annual goodwill impairment analysis on August 31, 2018 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.
Goodwill as of December 31, 2018 and 2017, and changes in the carrying amount of goodwill during the years ended December 31, 2018 and 2017, were as follows (in thousands):

	2018	2017
Balance, beginning of period	$107,954	$170,667
Goodwill acquired	—	42,007
Goodwill measurement period adjustment	—	(178)
Goodwill related to disposed asset group	—	(110,768)
Effect of currency translation	(2,334)	6,226
Balance, end of period	$105,620	$107,954
Intangible assets at December 31, 2018 and 2017 consisted of the following (dollars in thousands):

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(1,868)	$8,050	9.4 years
Developed technology	7,832	(3,562)	4,270	3.1 years
Content	3,873	(3,696)	177	0.8 years
Domain and data licenses	2,869	(2,359)	510	1.5 years
Trademarks	877	(579)	298	1.2 years
User relationships	146	(92)	54	1.2 years
Total	$25,515	$(12,156)	$13,359

	As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(896)	$9,022	10.3 years
Developed technology	7,832	(2,071)	5,761	4.1 years
Content	4,005	(3,610)	395	1.8 years
Domain and data licenses	2,869	(1,847)	1,022	2.2 years
Trademarks	877	(287)	590	2.2 years
User relationships	146	(43)	103	2.2 years
Total	$25,647	$(8,754)	$16,893
Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $3.5 million, $6.6 million and $6.8 million, respectively.
As of December 31, 2018, the estimated future amortization of purchased intangible assets for (i) each of the succeeding five years and (ii) thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2019	$3,277
2020	2,402
2021	2,262
2022	1,045
2023	714
Thereafter	3,659
Total	$13,359
8. ACQUISITIONS AND DISPOSALS
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
The Company recorded no acquisition-related transaction costs for the year ended December 31, 2018. For the year ended December 31, 2017, the Company recorded acquisition-related transaction costs of approximately $0.1 million, which were included in general and administrative expenses in the accompanying consolidated statement of operations.
The consolidated statements of operations for the years ended December 31, 2018 and 2017 included $5.3 million and $3.9 million of revenues attributable to the Nowait product, respectively. The Company completed the integration of Nowait's operations into those of the Company during the three months ended December 31, 2017 and, as such, determining Nowait's contribution to the net income of the Company for the years ended December 31, 2018 and 2017 is impracticable.
Turnstyle Analytics Inc.
On April 3, 2017, the Company acquired all of the equity interests in Turnstyle Analytics Inc. (“Turnstyle”) for $20.6 million, approximately $1.0 million of which represents compensation cost due to a continuous service requirement, and the remainder of which represents purchase consideration. Of the total consideration paid in connection with the acquisition, $3.1 million was initially held in escrow for an 18-month period after the closing to secure the Company’s indemnification rights. The remaining escrow funds were released in October 2018. The key factor underlying the acquisition was to obtain a customer retention and loyalty product in the form of a location-based marketing and analytics platform that provides wifi as a digital marketing tool to expand its product offerings for local businesses.
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
The Company recorded no acquisition-related transaction costs for the year ended December 31, 2018. For the year ended December 31, 2017, the Company recorded acquisition-related transaction costs of approximately $0.3 million, which were included in general and administrative expenses in the accompanying consolidated statement of operations.
The consolidated statements of operations for the years ended December 31, 2018 and 2017 include $3.1 million and  $1.3 million of revenue attributable to Yelp WiFi Marketing, respectively.
The Company completed the integration of Turnstyle's operations into those of the Company during the three months ended December 31, 2017 and, as such, determining Turnstyle's contribution to the net income of the Company for the year ended December 31, 2018 is impracticable. The consolidated statement of operations for the year ended December 31, 2017 includes $8.8 million of net loss attributable to Turnstyle.
Eat24, LLC
On October 10, 2017, pursuant to the terms of a Unit Purchase Agreement, dated as of August 3, 2017 (the “Purchase Agreement”), by and among the Company, Eat24, LLC, a wholly owned subsidiary of the Company, Grubhub Inc. (“Grubhub”) and Grubhub Holdings Inc. (“Purchaser”), a wholly owned subsidiary of Grubhub, the Company completed the sale of all of the outstanding equity interests in Eat24 to the Purchaser (the “Disposal”). Immediately prior to the closing of the Disposal, the Company transferred certain assets to Eat24, which consisted of assets that were material to or necessary for the operation of the Eat24 business that were not then owned by Eat24. The Company entered into a Marketing Partnership Agreement (“Partnership Agreement”) with the Purchaser concurrently with the Purchase Agreement. The purpose of the Disposal was to further capitalize on the Company's strong market position of connecting people with local businesses by selling Eat24 to the Purchaser, which has a strong presence in online and mobile food ordering, and entering into the Partnership Agreement, pursuant to which the Company earns a fee on all food orders placed through the Grubhub restaurant network, including Eat24 restaurants, that originate on the Company's platform.
The Company received $251.7 million in cash at closing; the Purchaser paid the remaining $28.8 million of the purchase price into an escrow account, which will be held for a minimum 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement and is presented on the Company's consolidated balance sheets as an Other non-current asset (see Note 9). The date and amount of final release of escrow funds are subject to the resolution of any claims. The Company received approximately $1.0 million in additional purchase consideration on December 14, 2017 as a net working capital adjustment. As a result of the sale, the Company recognized a pre-tax gain of $163.7 million during the year ended December 31, 2017, which is included in Gain on disposal of a business unit in the Company's consolidated statement of operations and is net of $0.3 million in Disposal-related costs. Prior to the Disposal, Eat24 was its own reporting unit and $110.8 million of goodwill associated with the Eat24 reporting unit was de-recognized and included with the net assets transferred in the Disposal (see Note 7).
The Disposal was accounted for as an asset group disposal in accordance with Accounting Standards Codification 360, "Property, Plant, and Equipment." The results of Eat24's operations are included in the Company's consolidated financial statements through October 10, 2017. As the Disposal represented the sale of an individually significant component, the Company has disclosed the loss before provision for income taxes attributable to Eat24 for the years ended December 31, 2017 and 2016, which are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Loss before income taxes	$(11,941)	$(4,873)
The Company acquired Eat24 on February 9, 2015. The final disbursement from the escrow account created to secure indemnification obligations related to the Company's acquisition of Eat24 was completed in the three months ended March 31, 2018.

9.	OTHER NON-CURRENT ASSETS
Other non-current assets as of December 31, 2018 and 2017 consisted of the following (in thousands):

	2018	2017
Escrow deposit	$28,750	$28,750
Deferred contract costs	12,345	9,089
Other	18,349	2,589
Total other non-current assets	$59,444	$40,428
The escrow deposit consists of the funds held in escrow related to the Disposal of Eat24 (see Note 8), which are being held for an 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement. The remaining other non-current assets are primarily deferred tax assets.
Deferred contract costs as of December 31, 2018 and 2017, and changes in deferred contract costs during the years ended December 31, 2018 and 2017, were as follows (in thousands):

	2018	2017
Balance, beginning of period	$9,089	$8,952
Add: costs deferred on new contracts	14,572	11,359
Less: amortization recorded in sales and marketing expenses	(11,316)	(10,140)
Less: disposal of a business unit	—	(1,082)
Balance, end of period	$12,345	$9,089

10.	CONTRACT BALANCES
The allowance for doubtful accounts as of December 31, 2018, 2017 and 2016, and changes in the allowance for doubtful accounts during the years ended December 31, 2018, 2017 and 2016, were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of period	$8,602	$6,196	$3,208
Add: provision for doubtful accounts	24,515	20,917	18,907
Less: write-offs, net of recoveries	(24,432)	(18,511)	(15,919)
Balance, end of period	$8,685	$8,602	$6,196
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

As of December 31, 2018, deferred revenue was $3.8 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending March 31, 2019. Changes in deferred revenue during the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Balance, beginning of period	$3,469	$3,314
Less: recognition of deferred revenue from beginning balance	(3,436)	(2,638)
Add: net increase in current period contract liabilities	3,810	2,793
Balance, end of period	$3,843	$3,469
The net increase in contract liabilities primarily relates to new contracts with customers during the periods presented. No other contract assets or liabilities are recorded on the Company's consolidated balance sheets as of December 31, 2018 and 2017.

11.	ACCRUED LIABILITIES
Accrued liabilities as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued employee compensation and related	$21,580	$17,725
Accrued sales and marketing expenses	4,536	3,458
Accrued tax liabilities	5,491	32,617
Accrued cost of revenue	5,463	3,022
Other accrued expenses	17,452	16,843
Total accrued liabilities	$54,522	$73,665
12. LONG-TERM LIABILITIES
Long-term liabilities as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred rent	$31,253	$26,904
Other long-term liabilities	3,887	3,833
Total long-term liabilities	$35,140	$30,737
13. COMMITMENTS AND CONTINGENCIES
Office Facility Leases—The Company leases its office facilities under operating lease agreements that expire from 2019 to 2029. Certain lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period. Rental expense was $51.2 million, $42.5 million and $36.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the Company’s minimum payments under noncancelable operating leases for equipment and office space having initial terms in excess of one year for (i) each of the succeeding five years and (ii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$56,703
2020	59,009
2021	51,429
2022	43,603
2023	40,517
Thereafter	69,980
Total minimum lease payments	$321,241
The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The Company recognizes sublease rentals as a reduction in rental expense on a straight-line basis over the lease period. Sublease rental income was $2.2 million, $2.6 million and $2.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company expects future sublease rental receipts of $4.3 million between 2019 and 2021.
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Exchange Act by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On August 2, 2018, the Company and the other defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part on November 27, 2018. The case remains pending. Due to the preliminary nature of this lawsuit, the Company is unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from the lawsuit.
The Company is subject to other legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these other matters will have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.
Indemnification Agreements—In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties.
Under the Purchase Agreement (see Note 8), the Company agreed to indemnify the Purchaser and certain related parties against certain losses arising out of Purchaser's acquisition of Eat24, including, but not limited to, any breach or inaccuracy of any representation or warranty made by the Company or Eat24 in the Purchase Agreement. The Company's indemnification obligations are subject to the terms and conditions set forth in the Purchase Agreement, and are capped at the purchase price received by the Company in the Disposal.
In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.
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
The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	December 31, 2018		December 31, 2017
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	81,996,839	200,000,000	83,724,916
Undesignated Preferred Stock	10,000,000	—	10,000,000	—
Stock Repurchase Program
On July 31, 2017, the Company’s board of directors approved a stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. This program was completed on November 16, 2018. On November 27, 2018, the Company's board of directors authorized the Company to repurchase up to an additional $250.0 million of its outstanding common stock. No shares had been repurchased under this new authorization as of December 31, 2018. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
During the years ended December 31, 2018 and 2017, the Company repurchased on the open market and subsequently retired 4,896,003 shares and 302,206 shares, respectively, for aggregate purchase prices of approximately $187.4 million and $12.6 million, respectively. The Company completed these repurchases pursuant to the stock repurchase program authorized on July 31, 2017.
Common Stock Reserved for Future Issuance
As of December 31, 2018, the Company had reserved shares of common stock for future issuances in connection with the following:

Number of Shares
Stock options outstanding	6,818,682
RSUs outstanding	6,563,863
Available for future stock option and restricted stock units and awards grants	6,046,518
Available for future ESPP offerings	2,076,250
Total reserved for future issuance	21,505,313
Equity Incentive Plans
The Company has outstanding awards under three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”); the 2011 Equity Incentive Plan (the “2011 Plan”); and the 2012 Equity Incentive Plan, as amended (the “2012 Plan”). In July 2011, the Company adopted the 2011 Plan, terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the Company’s initial public offering (“IPO”), the Company terminated the 2011 Plan and all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted stock awards, performance units and performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.
Stock Options

Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value of a share of the Company’s common stock on the grant date. Options granted to date generally vest over a 4.0-year period, on one of four schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; (c) ratably on a monthly basis; or (d) 35% vesting over the first year, 40% vesting over the second year and 25% vesting over the third year. Options granted are generally exercisable for contractual terms of up to 10 years. The Company issues new shares when stock options are exercised.
For the years ended December 31, 2018, 2017 and 2016, the weighted-average assumptions used for the Black-Scholes-Merton option valuation model were as follows:

	Year Ended December 31,
	2018	2017	2016
Dividend yield	—	—	—
Annual risk-free rate	2.23%	2.14%	1.53%
Expected volatility	42.00%	44.00%	44.00%
Expected term (years)	6.02	5.90	5.84
A summary of stock option activity for the year ended December 31, 2018 is as follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding-December 31, 2017	7,078,932	$22.70	5.56 years	$145,613
Granted	685,850	43.52
Exercised	(779,871)	19.97
Forfeited	(166,229)	46.09
Outstanding-December 31, 2018	6,818,682	$24.54	5.11 years	$88,983
Options vested and exercisable as of December 31, 2018	5,655,790	$22.03	4.44 years	$86,155
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $18.9 million, $28.0 million and $23.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The weighted-average grant date fair value of options granted was $18.89, $15.35 and $10.16 per share for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, total unrecognized compensation costs related to unvested stock options was approximately $17.9 million, which the Company expects to recognize over a weighted-average time period of 2.3 years.
RSUs
The cost of RSUs is determined using the fair value of the Company’s common stock on the grant date. RSUs generally vest over a four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; or (c) ratably on a quarterly basis.
A summary of RSU activity for the year ended December 31, 2018 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested December 31, 2017	7,249,205	$34.57
Granted	4,054,394	43.15
Vested (1)	(3,152,490)	36.16
Forfeited	(1,587,246)	36.36
Unvested December 31, 2018	6,563,863	$38.67
(1) Included in this balance is 1,206,014 shares vested but not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs that vested during the years ended December 31, 2018, 2017 and 2016 was $131.1 million, $104.2 million and $57.6 million, respectively. As of December 31, 2018, the Company had approximately $242.1 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 2.6 years.
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
During the years ended December 31, 2018, 2017 and 2016, employees purchased 442,679, 373,580 and 342,057 shares, respectively, at a weighted-average purchase price per share of $32.07, $29.23 and $26.12, respectively. The Company recognized stock-based compensation expense related to the ESPP of $2.6 million, $2.0 million and $1.5 million in the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-Based Compensation
For the years ended December 31, 2018, 2017 and 2016, the weighted-average assumptions used in the Black-Scholes-Merton valuation model are as follows:

	Year Ended December 31,
	2018	2017	2016
Dividend yield	—	—	—
Annual risk-free rate	2.23%	2.14%	1.53%
Expected volatility	42.00%	44.00%	44.00%
Expected term (years)	6.02	5.90	5.84
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$4,572	$4,010	$2,446
Sales and marketing	30,779	28,100	27,098
Product development	56,882	47,280	36,323
General and administrative	22,153	21,025	20,394
Total stock-based compensation in income (loss) before incomes taxes	114,386	100,415	86,261
Benefit from income taxes	(30,237)	(1,407)	(643)
Total stock-based compensation in income (loss)	$84,149	$99,008	$85,618

During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $7.8 million, $5.8 million and $4.5 million, respectively, of stock-based compensation expense as website and internal-use software costs.
15. OTHER INCOME, NET
Other income, net for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest income, net	$13,804	$4,189	$1,724
Transaction gain (loss) on foreign exchange	(70)	258	(175)
Other non-operating income, net	375	417	145
Other income, net	$14,109	$4,864	$1,694
16. INCOME TAXES
As of January 1, 2018, the Company adopted ASC 606 using the full retrospective method. Accordingly, the Company has recast certain amounts in the prior periods presented. Specifically, a deferred tax liability was recorded related to deferred contract costs. The recording of this liability had no impact on the Company’s provision for income taxes for the years ending December 31, 2017 and December 31, 2016, as the impact was offset by a corresponding change in the valuation allowance against the Company’s U.S. deferred tax assets. Although the adoption of ASC 606 had no impact on the provision for income taxes, the effective tax rates for the years ending December 31, 2017 and December 31, 2016 were impacted by the change in income before tax.
The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$44,856	$194,376	$4,638
Foreign	(4,850)	(9,890)	(4,964)
Total income (loss) before income taxes	$40,006	$184,486	$(326)
The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(819)	$25,785	$—
State	384	5,069	35
Foreign	560	354	86
Total current tax	$125	$31,208	$121
Deferred:
Federal	$(10,032)	$(28)	$106
State	(6,491)	15	13
Foreign	1,054	296	1,145
Total deferred tax	(15,469)	283	1,264
Total (benefit from) provision for income taxes	$(15,344)	$31,491	$1,385
The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Income tax at federal statutory rate	21.00%	35.00%	35.00%
State tax, net of federal tax effect	3.24	3.54	175.83
Foreign income tax rate differential	(0.54)	0.50	(15.49)
Stock-based compensation	(16.80)	(4.82)	105.69
Income tax credits	(35.83)	(5.39)	1,649.82
Change in valuation allowance	(25.08)	(30.23)	(1,549.03)
Change in uncertain tax positions	4.48	0.98	(0.04)
Gain on disposal of a business unit	—	17.42	—
Meals and entertainment	4.87	0.24	(139.38)
Other non-deductible expenses	5.14	0.12	(62.03)
Deferred adjustments	2.24	(0.12)	(118.87)
Expiration of deferred tax benefit	—	—	(510.98)
Other	(1.07)	(0.18)	4.86
Effective tax rate	(38.35)%	17.06%	(424.62)%
Deferred Tax Balances
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Reserves and others	$14,223	$10,869
Stock-based compensation	19,689	19,556
Net operating loss carryforward	5,956	8,115
Tax credit carryforward	23,073	14,183
Gross deferred tax assets	62,941	52,723
Valuation allowance	(18,381)	(28,566)
Total deferred tax assets	44,560	24,157
Deferred tax liabilities:
Depreciation and amortization	(16,666)	(12,813)
Disposal of a business unit	(7,454)	(7,152)
Deferred contract costs	(3,201)	(2,329)
Total deferred tax liabilities	(27,321)	(22,294)
Net deferred tax assets (liabilities)	$17,239	$1,863
At December 31, 2018, the Company had federal and state net operating loss carry-forwards of approximately $14.4 million and $35.0 million, respectively, expiring beginning in 2030 and 2019, respectively. A wholly owned entity, Yelp GmbH, also had trading losses of $6.6 million at December 31, 2018 in Germany, which may be carried forward indefinitely against profits. At December 31, 2018, the Company had federal research credit carry-forwards of approximately $18.9 million that expire beginning in 2031, and California research credit carry-forwards of approximately $36.4 million that do not expire. At December 31, 2018, the Company also had $1.6 million of California Enterprise Zone credit, expiring beginning in 2024.
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
Deferred Tax Valuation Allowance

As more fully described in “Income Taxes” in Note 2, the Company maintains valuation allowances against deferred tax balances where appropriate, and considers all positive and negative evidence that the Company would have future taxable income sufficient to realize the benefit of its deferred tax assets.
At December 31, 2017, the Company could not assert, at the required more-likely-than-not level of certainty, that its domestic and foreign operations would generate sufficient taxable income to realize all of its deferred tax assets after considering the duration and severity of losses in prior years, investments in domestic and international markets, and investments in employees, content, brand and technology. Accordingly, the Company maintained a valuation allowance against all U.S. deferred tax assets.
At December 31, 2018, the Company considered all positive and negative evidence on whether the Company would have future taxable income sufficient to realize the benefit of its deferred tax assets and concluded that, at the required more-likely-than-not level of certainty, the Company would have future taxable U.S. income sufficient to realize the benefit of certain domestic deferred tax assets . The factors that the Company weighted most heavily in this analysis were the achievement of three years of cumulative income in the U.S. tax jurisdiction, a history of taxable U.S. income in recent periods, a current forecast of income before taxes for the U.S, and more complete information on the impact on taxable income of the Company’s recent transition to non-term contracts. As such, the valuation allowance previously recorded against certain domestic deferred tax assets was released. The provision(benefit) for income taxes for the year ended December 31, 2018 includes a $16.6 million benefit associated with this release. The remaining valuation allowance of $18.4 million as of December 31, 2018 is primarily related to California state tax credits. Since the Company mainly conducts research and development activities in California, but earns a substantial portion of its U.S. income in other states, the Company could not assert, at the required more-likely-than-not level of certainty, that it will generate future taxable California income sufficient to realize the benefit of these deferred tax assets.
Impacts of Recent Tax Legislation
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act makes broad and complex changes to the U.S. tax code that impact the Company's provision for income taxes, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35.0% to 21.0% (the "Tax Rate Reduction") and requiring a one-time Deemed Repatriation Tax (the "Transition Tax”) on certain un-repatriated earnings of foreign subsidiaries.
Under GAAP, the Company is required to recognize the impact of tax legislation in the period in which the law is enacted. However, in December 2017, the Securities and Exchange Commission issued Staff Bulletin No. 118 ("SAB 118"), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year from the Tax Act's enactment date. The income tax provision for the year ended December 31, 2017 included the Company's reasonable estimates for re-measurement of deferred taxes, and any related valuation allowance, due to the Tax Rate Reduction and the Transition Tax.  The Company will record consequences of the Global Intangible Low-Taxed Income provision of the Tax Act as period costs if and when incurred.
During the fourth quarter of 2018, the Company finalized the re-measurement of the future tax benefit for deferred tax assets as of December 31, 2017 resulting from the Tax Rate Reduction, and no adjustment was necessary to the Company's original estimates. As of December 31, 2018, the Company had a net cumulative deficit on the earnings and profits of its foreign subsidiaries and, therefore, the Transition Tax had no impact on the Company's consolidated financial statements. The Company expects further guidance may be forthcoming from FASB and the Securities Exchange Commission, as well as regulations, interpretations and rulings from federal and state agencies, which could result in additional impacts to the Company's consolidated financial statements.
Prior to the effectiveness of the Tax Act, the Company did not recognize a deferred tax liability related to un-remitted foreign earnings because such earnings were expected to be reinvested indefinitely. As of December 31, 2018, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $2.2 million. Because $2.2 million of such earnings have previously been subject to the one-time Transition Tax on foreign earnings, any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to un-remitted foreign earnings, as it continues to intend to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
Unrecognized Tax Benefits
As of December 31, 2018, 2017 and 2016, the Company had $33.1 million, $18.2 million and $10.3 million, respectively, of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at the beginning of the year	$18,215	$10,340	$5,049
Increase (decrease) based on tax positions related to the prior year	3,654	667	1,381
Increase based on tax positions related to the current year	11,485	7,209	4,131
Lapse of statute of limitations	(247)	(1)	(221)
Balance at the end of the year	$33,107	$18,215	$10,340
As of December 31, 2018, the Company had $19.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During each of the years ended December 31, 2018, 2017 and 2016, the Company recorded an immaterial amount of interest and penalties.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years subsequent to 2003 remain open to examination. In the Company’s most significant foreign jurisdictions – Ireland, United Kingdom and Germany – the tax years subsequent to 2010 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes that it is reasonably possible that its unrecognized tax benefits could be reduced by $1.9 million over the 12 months following December 31, 2018.
17. NET INCOME (LOSS) PER SHARE
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
Under the two-class method, basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period. The Company’s potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent, purchases related to the ESPP. The dilutive effect of these potential shares of common stock is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income (loss) per share of Class B common stock does not assume the conversion of Class B common stock.
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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
	Common Stock	Common Stock	Class A	Class B
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$55,350	$152,995	$(1,574)	$(137)
Allocation of undistributed earnings	$55,350	$152,995	$(1,574)	$(137)
Denominator:
Weighted-average shares outstanding	83,573	81,602	70,997	6,189
Basic net income (loss) per share attributable to common stockholders:	$0.66	$1.87	$(0.02)	$(0.02)

	Year Ended December 31,
	2018	2017	2016
	Common Stock	Common Stock	Class A	Class B
Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic calculations	$55,350	$152,995	$(1,574)	$(137)
Reallocation of undistributed earnings as a result of conversion from Class B to Class A shares	—	—	(137)	—
Allocation of undistributed earnings	$55,350	$152,995	$(1,711)	$(137)
Denominator:
Number of shares used in basic calculation	83,573	81,602	70,997	6,189
Weighted-average effect of dilutive securities
Conversion of Class B to Class A common shares outstanding	—	—	6,189	—
Stock options	2,984	3,279	—	—
Restricted stock units	2,137	2,289	—	—
Employee stock purchase program	15	—	—	—
Number of shares used in diluted calculation	88,709	87,170	77,186	6,189
Diluted net income (loss) per share attributable to common stockholders	$0.62	$1.76	$(0.02)	$(0.02)
The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock options	2,030	1,659	2,082
Restricted stock units and awards	373	593	2,090

18.	INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS
The Company considers operating segments to be components of the Company for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The chief operating decision maker for the Company is the chief executive officer. The chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by product line and geographic region for purposes of allocating resources and evaluating financial performance.

The Company has determined that it has a single operating and reporting segment. When the Company communicates results externally, it disaggregates net revenue into major product lines and primary geographical markets, which is based on the billing address of the customer. The disaggregation of revenue by major product lines is based on the type of service provided and also aligns with the timing of revenue recognition.
Net Revenue
The following table presents the Company’s net revenue by product line for the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net revenue by product:
Advertising	$907,487	$775,678	$648,235
Transactions	13,694	60,251	62,495
Other services	21,592	14,918	5,333
Total net revenue	$942,773	$850,847	$716,063
During the years ended December 31, 2018, 2017 and 2016, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by geographic region for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$929,569	$836,766	$701,238
All other countries	13,204	14,081	14,825
Total net revenue	$942,773	$850,847	$716,063
Long-Lived Assets
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	As of December 31,
	2018	2017	2016
United States	$112,984	$100,990	$89,362
All other countries	1,816	2,661	3,078
Total long-lived assets	$114,800	$103,651	$92,440

19.	RESTRUCTURING AND INTEGRATION
The following table presents the Company’s restructuring and integration costs for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Restructuring and integration	$—	$288	$3,455
On November 2, 2016, the Company announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was completed by December 31, 2017. The Company does not expect to incur any additional expenses related to this restructuring plan. No goodwill, intangible assets or other long-lived assets were impaired as a result of the restructuring plan. There were no remaining unpaid amounts related to this plan as of December 31, 2017.

20.	SUBSEQUENT EVENTS

On February 11, 2019, the Company's board of directors approved an increase of $250 million to the stock repurchase program. Together with the $250 million authorized on November 27, 2018 (see Note 14), this brought the total amount authorized for repurchase under the stock repurchase program to $500 million. The Company began repurchasing shares pursuant to these authorizations in February 2019.