Form 10-Q
period 2019-03-31
YELP INC
filed 2019-05-10
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑  NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☑  NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.000001 per share	YELP	New York Stock Exchange LLC
As of April 30, 2019, there were 77,486,694 shares issued and 77,270,111 shares outstanding of registrant’s common stock, par value $0.000001 per share.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Reservations, Yelp Waitlist, Yelp WiFi Marketing or our business owner products.
While our metrics are based on what we believe to be reasonable calculations, there are inherent challenges in measuring usage across our large user base. Certain of our performance metrics, including the number of unique devices accessing our mobile app, are tracked with internal company tools, which are not independently verified by any third party and have a number of limitations. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period. Although we take steps to exclude such activity and, as a result, do not believe it has had a material impact on our reported metrics, our efforts may not successfully account for all such activity.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$295,276	$332,764
Short-term marketable securities	331,139	423,096
Accounts receivable (net of allowance for doubtful accounts of $7,448 and $8,685 at March 31, 2019 and December 31, 2018, respectively)	89,301	87,305
Prepaid expenses and other current assets	59,326	17,104
Total current assets	775,042	860,269
Long-term marketable securities	49,646	—
Property, equipment and software, net	111,477	114,800
Operating lease right-of-use assets	229,480	—
Goodwill	104,662	105,620
Intangibles, net	12,477	13,359
Restricted cash	22,199	22,071
Other non-current assets	32,877	59,444
Total assets	$1,337,860	$1,175,563
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,931	$6,540
Accrued liabilities	68,091	54,522
Operating lease liabilities - current	55,805	—
Deferred revenue	3,924	3,843
Total current liabilities	130,751	64,905
Operating lease liabilities - long-term	208,318	—
Other long-term liabilities	3,953	35,140
Total liabilities	343,022	100,045
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.000001 par value, 200,000,000 shares authorized – 79,689,829 shares issued and outstanding at March 31, 2019 and 81,996,839 shares issued and outstanding at December 31, 2018	—	—
Additional paid-in capital	1,160,254	1,139,462
Accumulated other comprehensive loss	(11,732)	(11,021)
Accumulated deficit	(153,684)	(52,923)
Total stockholders' equity	994,838	1,075,518
Total liabilities and stockholders' equity	$1,337,860	$1,175,563

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net revenue	$235,942	$223,074
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,265	14,732
Sales and marketing	124,316	119,641
Product development	58,075	51,493
General and administrative	31,292	32,007
Depreciation and amortization	11,876	10,028
Total costs and expenses	239,824	227,901
Loss from operations	(3,882)	(4,827)
Other income, net	4,691	2,604
Income (loss) before income taxes	809	(2,223)
Benefit from (provision for) income taxes	556	(63)
Net income (loss) attributable to common stockholders	$1,365	$(2,286)
Net income (loss) per share attributable to common stockholders
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	81,772	83,785
Diluted	85,087	83,785

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$1,365	$(2,286)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(711)	1,569
Foreign currency adjustments to net income (loss) upon liquidation of investment in foreign entities	—	30
Other comprehensive (loss) income	(711)	1,599
Comprehensive income (loss)	$654	$(687)

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2019
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other	Retained	Total
	Common Stock		Paid-In	Treasury	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Loss	(Accumulated Deficit)	Equity
Balance-December 31, 2017	83,724,916	$—	$1,038,017	$(46)	$(8,444)	$79,170	$1,108,697
Issuance of common stock upon exercises of employee stock options	313,437	—	5,682	—	—	—	5,682
Issuance of common stock upon vesting of restricted stock units ("RSUs")	469,589	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	28,908	—	—	—	28,908
Shares withheld related to net share settlement of equity awards	—	—	(13,439)	—	—	—	(13,439)
Purchases of treasury stock	—	—	—	(37,008)	—	—	(37,008)
Retirement of common stock	(551,052)	—	—	22,054	—	(22,054)	—
Foreign currency adjustments	—	—	—	—	1,599	—	1,599
Net loss	—	—	—	—	—	(2,286)	(2,286)
Balance-March 31, 2018	83,956,890	$—	$1,059,168	$(15,000)	$(6,845)	$54,830	$1,092,153

Balance-December 31, 2018	81,996,839	$—	$1,139,462	$—	$(11,021)	$(52,923)	$1,075,518
Issuance of common stock upon exercises of employee stock options	50,782	—	1,145	—	—	—	1,145
Issuance of common stock upon vesting of RSUs	489,434	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	32,474	—	—	—	32,474
Shares withheld related to net share settlement of equity awards	—	—	(12,827)	—	—	—	(12,827)
Purchases of treasury stock	—	—	—	(102,126)	—	—	(102,126)
Retirement of common stock	(2,847,226)	—	—	102,126	—	(102,126)	—
Foreign currency adjustments	—	—	—	—	(711)	—	(711)
Net income	—	—	—	—	—	1,365	1,365
Balance-March 31, 2019	79,689,829	$—	$1,160,254	$—	$(11,732)	$(153,684)	$994,838

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$1,365	$(2,286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,876	10,028
Provision for doubtful accounts	4,264	7,636
Stock-based compensation	31,319	27,734
Noncash lease cost	9,751	—
Deferred income taxes	(1,259)	—
Other adjustments	(1,159)	(406)
Changes in operating assets and liabilities:
Accounts receivable	(6,260)	(6,995)
Prepaid expenses and other assets	(5,292)	(5,074)
Operating lease liabilities	(9,948)	—
Accounts payable, accrued liabilities and other liabilities	6,372	7,659
Net cash provided by operating activities	41,029	38,296
INVESTING ACTIVITIES:
Purchases of marketable securities	(157,567)	(280,893)
Maturities of marketable securities	201,497	143,000
Purchases of property, equipment and software	(8,991)	(15,625)
Other investing activities	215	27
Net cash provided by (used in) investing activities	35,154	(153,491)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock for employee stock-based plans	1,145	5,682
Repurchases of common stock	(102,126)	(33,309)
Taxes paid related to the net share settlement of equity awards	(12,497)	(12,347)
Net cash used in financing activities	(113,478)	(39,974)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(65)	(100)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(37,360)	(155,269)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—Beginning of period	354,835	566,404
CASH, CASH EQUIVALENTS AND RESTRICTED CASH—End of period	$317,475	$411,135
SUPPLEMENTAL DISCLOSURES OF OTHER CASH FLOW INFORMATION:
(Refund received) cash paid for income taxes, net	$(408)	$206
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,835	$2,242
Tax liability related to net share settlement of equity awards included in accrued liabilities	1,172	1,092
Repurchases of common stock recorded in accrued liabilities	8,510	3,684
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	6,325	—

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
Yelp connects consumers with great local businesses. Yelp's trusted local platform delivers significant value to both consumers and businesses by helping each discover and interact with the other: its content and transaction capabilities help consumers save time and money, while its advertising and other products help businesses gain visibility and engage with its large audience of purchase-oriented consumers.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019 (the "Annual Report").
The unaudited condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as per the Recently Adopted Accounting Pronouncements section below.
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
Leases—The Company leases its office facilities under operating lease agreements that expire from 2019 to 2029, some of which include options to renew at the Company's sole discretion. Such options would extend the lease terms by up to ten years. Additionally, certain lease agreements contain options to terminate the leases, which require 6 to 12 months prior written notice to the landlord. The company does not have any finance lease agreements.

The Company recognizes on its condensed consolidated balance sheet operating lease liabilities representing the present value of future lease payments, and an associated operating lease right-of-use asset for any operating lease with a term greater than one year. The amortization of the right-of-use asset is recognized each month within lease expense. The Company has elected to take the practical expedient for short-term leases, and does not record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less.

When recording the present value of lease liabilities, a discount rate is required, for which the Company has concluded that the rates implicit in the various operating lease agreements are not readily determinable. As a result, the Company instead uses its incremental borrowing rate, which is calculated based on hypothetical borrowings to fund each respective lease over the lease term, as of the lease commencement date, assuming that borrowings are secured by the various leased properties. The incremental borrowing rates are determined based on an assessment of the Company’s implied credit rating, using ratings scales from reputable rating agencies that consider a number of qualitative and quantitative factors. Market rates are derived as of the lease commencement date for companies with the same debt rating that operate in a similar industry to the Company.
The Company does not recognize its renewal options as part of its right-of-use assets and lease liabilities until it is reasonably certain that it will exercise such renewal options.
Recently Adopted Accounting Pronouncements
Lease Accounting—In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASC 842"). ASC 842 supersedes the previous accounting guidance for leases included within Accounting Standards Codification 840, "Leases" ("ASC 840"). The new guidance generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets, as well as to recognize the associated lease expenses on its statements of operations in a manner similar to that required under ASC 840.
The Company adopted and began applying ASC 842 on January 1, 2019 in accordance with Accounting Standards Update No. 2018-11, "Targeted Improvements to ASC 842." Based on its lease portfolio in place at the time of adoption, the Company determined that a cumulative-effect adjustment to the opening balance of accumulated deficit was not needed because there was no difference between the operating lease expense recorded to its condensed consolidated statement of operations following its adoption of ASC 842 and the amount that would have been recorded under ASC 840. The Company will continue to disclose comparative reporting periods prior to January 1, 2019 under ASC 840.
The Company has elected to take the practical expedient available under ASC 842 to not record operating lease right-of -use assets or lease liabilities associated with leases with durations of 12 months or less. The Company will record those leases on a straight line basis to its consolidated statements of operations over the lease term. The Company recorded operating lease right-of-use assets and lease liabilities for all of its leases that met the definition of a lease under ASC 842 and that are greater than 12 months in duration upon its adoption of ASC 842.
The Company has elected not to take the package of practical expedients permitted under the transition guidance within the new standard, which allows an entity to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases, and treatment of initial direct costs for any existing leases. Additionally, the Company did not elect the hindsight practical expedient to determine the lease term for existing leases.
The most significant changes as a result of ASC 842 were the Company's recognition on its condensed consolidated balance sheet upon adoption on January 1, 2019 of operating lease right-of-use assets of $233.0 million, current operating lease liabilities of $55.2 million and long-term operating lease liabilities of $212.5 million. These balances consist of the Company's office lease portfolio and, to a much lesser extent, its computer equipment lease portfolio. The Company de-recognized deferred rent liabilities associated with its office lease portfolio of $34.8 million upon adoption.
Callable Debt Securities—In March 2017, FASB issued Accounting Standards Update No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"). This new guidance requires entities to amortize purchased callable debt securities held at a premium to the earliest call date. The Company adopted ASU 2017-08 effective January 1, 2019 using the modified retrospective method. The Company does not hold any callable debt securities at a premium upon the adoption date, and, accordingly, no adjustment to opening retained earnings was required.
Non-employee Share-Based Payment Accounting—In June 2018, FASB issued Accounting Standards Update No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). This new guidance changes the accounting for non-employee share-based payments to align with the accounting for employee stock compensation. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption did not have a material impact on its consolidated financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—In February 2018, FASB issued Accounting Standards Update No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). This new guidance permits a company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted ASU 2018-02 effective January 1, 2019 and has elected to not reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.
Recent Accounting Pronouncements Not Yet Effective
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
In August 2018, FASB issued Accounting Standards Update No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" (“ASU 2018-13”), which amends Accounting Standards Codification 820, "Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements.

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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Cash	$27,179	$81,055
Cash equivalents	268,097	251,709
Total cash and cash equivalents	$295,276	$332,764
Restricted cash	22,199	22,071
Total cash, cash equivalents and restricted cash	$317,475	$354,835
As of March 31, 2019 and December 31, 2018, the Company had letters of credit collateralized fully by bank deposits that totaled $22.2 million and $22.1 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash on the Company's condensed consolidated balance sheets.
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

This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, corporate bonds, U.S. government bonds and agency bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly.
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis and those held-to-maturity, as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$242,491	$—	$—	$242,491	$221,173	$—	$—	$221,173
Commercial paper	—	25,601	—	25,601	—	30,536	—	30,536
Marketable Securities:
Commercial paper	—	165,372	—	165,372	—	175,070	—	175,070
Corporate bonds	—	126,517	—	126,517	—	131,496	—	131,496
Agency bonds	—	54,359	—	54,359	—	50,846	—	50,846
U.S. government bonds	—	34,652	—	34,652	—	65,502	—	65,502
Total cash equivalents and marketable securities	$242,491	$406,501	$—	$648,992	$221,173	$453,450	$—	$674,623
4. MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of marketable securities classified as held-to-maturity as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019
Cash equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$25,606	$—	$(5)	$25,601
Total cash equivalents	25,606	—	(5)	25,601
Short-term marketable securities:
Commercial paper	165,379	21	(28)	165,372
Corporate bonds	92,705	48	(3)	92,750
Agency bonds	38,401	30	(3)	38,428
U.S. government bonds	34,654	—	(2)	34,652
Total short-term marketable securities	331,139	99	(36)	331,202
Long-term marketable securities:
Corporate bonds	33,744	28	(5)	33,767
Agency bonds	15,902	29	—	15,931
Total long-term marketable securities	49,646	57	(5)	49,698
Total marketable securities	$406,391	$156	$(46)	$406,501

	December 31, 2018
Cash equivalents:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$30,536	$—	$—	$30,536
Total cash equivalents	30,536	—	—	30,536
Short-term marketable securities:
Commercial paper	175,070	—	—	175,070
Corporate bonds	131,626	8	(138)	131,496
U.S. government bonds	65,513	—	(11)	65,502
Agency bonds	50,887	—	(41)	50,846
Total short-term marketable securities	423,096	8	(190)	422,914
Total marketable securities	$453,632	$8	$(190)	$453,450
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of March 31, 2019 and December 31, 2018, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	March 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$130,471	$(33)	$—	$—	$130,471	$(33)
Corporate bonds	34,889	(8)	—	—	34,889	(8)
U.S. government bonds	29,270	(2)	—	—	29,270	(2)
Agency bonds	11,993	(3)	—	—	11,993	(3)
Total	$206,623	$(46)	$—	$—	$206,623	$(46)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$121,566	$(138)	$—	$—	$121,566	$(138)
U.S. government bonds	65,502	(11)	—	—	65,502	(11)
Agency bonds	50,846	(41)	—	—	50,846	(41)
Total	$237,914	$(190)	$—	$—	$237,914	$(190)
The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2019 and 2018, the Company did not recognize any other-than-temporary impairment losses.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Escrow deposit	$28,750	$—
Prepaid expenses	17,589	9,436
Other current assets	12,987	7,668
Total prepaid expenses and other current assets	$59,326	$17,104
The escrow deposit consists of the funds held in escrow in connection with the Company's sale of its wholly owned subsidiary, Eat24, LLC ("Eat24"), to Grubhub Holdings Inc. ("Purchaser") in October 2017. A portion of the purchase price was held in escrow for an initial 18-month period after closing to secure the Purchaser's rights of indemnification in the transaction. The date and amount of final release of escrow funds were subject to the resolution of any claims, as such, the funds were recorded within other non-current assets as of December 31, 2018. Following the expiration of the escrow period in April 2019, the deposit was released to the Company and was recorded within prepaid expenses and other current assets as of March 31, 2019.
Other current assets primarily comprise deferred contract costs and non-trade receivables.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Capitalized website and internal-use software development costs	$114,706	$108,590
Leasehold improvements	83,603	83,811
Computer equipment	41,993	40,801
Furniture and fixtures	18,140	17,839
Telecommunication	4,762	4,691
Software	1,666	1,651
Total	264,870	257,383
Less accumulated depreciation	(153,393)	(142,583)
Property, equipment and software, net	$111,477	$114,800
Depreciation expense was approximately $11.0 million and $9.1 million for the three months ended March 31, 2019 and 2018, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis during the three months ended September 30, 2018 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.
The changes in carrying amount of goodwill during the three months ended March 31, 2019 were as follows (in thousands):

Balance as of December 31, 2018	$105,620
Effect of currency translation	(958)
Balance as of March 31, 2019	$104,662

Intangible assets at March 31, 2019 and December 31, 2018 consisted of the following (dollars in thousands):

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(2,111)	$7,807	9.2	years
Developed technology	7,832	(3,935)	3,897	2.9	years
Content	3,818	(3,696)	122	0.5	years
Domains and data licenses	2,869	(2,485)	384	1.4	years
Trademarks	877	(652)	225	0.9	years
User relationships	146	(104)	42	1.0	years
Total	$25,460	$(12,983)	$12,477

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(1,868)	$8,050	9.4	years
Developed technology	7,832	(3,562)	4,270	3.1	years
Content	3,873	(3,696)	177	0.8	years
Domain and data licenses	2,869	(2,359)	510	1.5	years
Trademarks	877	(579)	298	1.2	years
User relationships	146	(92)	54	1.2	years
Total	$25,515	$(12,156)	$13,359
Amortization expense was $0.9 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the estimated future amortization of purchased intangible assets for (i) the remaining nine months of 2019, (ii) each of the succeeding five years, and (iii) thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2019 (from April 1, 2019)	$2,395
2020	2,402
2021	2,262
2022	1,045
2023	714
2024	708
Thereafter	2,951
Total amortization	$12,477

8. LEASES
The components of lease cost as of March 31, 2019 were as follows (in thousands):

March 31, 2019
Operating lease cost	$13,691
Short-term lease cost (12 months or less)	299
Sublease income	(476)
Total lease cost, net	$13,514
The Company will continue to disclose comparative reporting periods prior to January 1, 2019 under ASC 840.
During the three months ended March 31, 2018, the Company recognized rent expense on a straight-line basis over the lease period. Rent expense was $12.0 million for the three months ended March 31, 2018.
The Company has subleased certain office facilities under operating lease agreements that expire in 2021. The sublease agreements do not contain any options to renew. The Company recognizes sublease rental income as a reduction in rent expense on a straight-line basis over the lease period. Sublease rental income was $0.7 million for the three months ended March 31, 2018.
The Company does not combine lease and non-lease components. Its lease agreements provide specific allocations of the Company's obligations between lease and non-lease components; as a result, the Company did not need to exercise any judgment in determining such allocations.
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants.
Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows (in thousands):

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,759
As of March 31, 2019, maturities of lease liabilities for (i) the remaining nine months of 2019, (ii) each of the succeeding five years, and (iii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (from April 1, 2019)	$43,235
2020	59,007
2021	52,059
2022	44,711
2023	41,652
2024	39,420
Thereafter	37,111
Total minimum lease payments	317,195
Less imputed interest	(53,072)
Present value of lease liabilities	$264,123
As of December 31, 2018, maturities of lease liabilities for (i) each of the succeeding five years and (ii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$56,703
2020	59,009
2021	51,429
2022	43,603
2023	40,517
Thereafter	69,980
Total minimum lease payments	$321,241
As of March 31, 2019, the weighted-average remaining lease term and weighted-average discount rate were as follows:

March 31, 2019
Weighted-average remaining lease term (years) — operating leases	6.16
Weighted-average discount rate — operating leases	6.03%
On May 1, 2019, the Company entered into a sublease agreement for one of its office facilities under operating lease agreements. The sublease agreement expires in 2025. The Company expects to recognize $3.8 million of sublease rental income over the life of the lease.
9. OTHER NON-CURRENT ASSETS
Other non-current assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred tax assets	$19,691	$17,240
Deferred contract costs	11,689	12,345
Escrow deposit	—	28,750
Other non-current assets	1,497	1,109
Total other non-current assets	$32,877	$59,444
The escrow deposit as of December 31, 2018 consisted of the funds held in escrow in connection with the sale of Eat24, which was recorded within prepaid expenses and other current assets as of March 31, 2019 (see Note 5).
Deferred contract costs as of March 31, 2019 and December 31, 2018, and changes in deferred contract costs during the three months ended March 31, 2019, were as follows (in thousands):

Three Months Ended March 31, 2019

Balance, beginning of period	$12,345
Add: costs deferred on new contracts	1,886
Less: amortization recorded in sales and marketing expenses	(2,542)
Balance, end of period	$11,689
10. CONTRACT BALANCES
The allowance for doubtful accounts as of March 31, 2019 and 2018 and changes in the allowance for doubtful accounts during the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$8,685	$8,602
Add: provision for doubtful accounts	4,264	7,636
Less: write-offs, net of recoveries	(5,501)	(6,103)
Balance, end of period	$7,448	$10,135
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
As of March 31, 2019, deferred revenue was $3.9 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending June 30, 2019. Changes in deferred revenue during the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019

Balance, beginning of period	$3,843
Less: recognition of deferred revenue from beginning balance	(2,560)
Add: net increase in current period contract liabilities	2,641
Balance, end of period	$3,924
The net increase in contract liabilities primarily relates to new contracts with customers during the periods presented. No other contract assets or liabilities are recorded on the Company's condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.
11. ACCRUED LIABILITIES
Accrued liabilities as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued employee compensation and related	$35,902	$21,580
Accrued share repurchase costs	8,510	—
Accrued tax liabilities	6,400	5,491
Accrued sales and marketing expenses	3,385	4,536
Accrued cost of revenue	1,185	5,463
Other accrued liabilities	12,709	17,452
Total	$68,091	$54,522
12. LONG-TERM LIABILITIES
Long-term liabilities as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred rent	$—	$31,253
Other long-term liabilities	3,953	3,887
Total long-term liabilities	$3,953	$35,140
The Company de-recognized the deferred rent balance as of December 31, 2018 upon its adoption of ASC 842 on January 1, 2019 (see Note 1).

13. COMMITMENTS AND CONTINGENCIES
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
14. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	March 31, 2019		December 31, 2018
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	79,689,829	200,000,000	81,996,839
Undesignated Preferred Stock	10,000,000	—	10,000,000	—
Stock Repurchase Program
On July 31, 2017, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. This program was completed on November 16, 2018. On November 27, 2018, the Company's board of directors authorized the Company to repurchase up to an additional $250.0 million of its outstanding common stock, which it subsequently increased by an additional $250.0 million on February 11, 2019, bringing the total amount of repurchases authorized under its stock repurchase program to $500.0 million. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
During the three months ended March 31, 2019, the Company repurchased on the open market and retired 2,847,226 shares for $102.1 million. The Company had no treasury stock balance as of March 31, 2019.
During the three months ended March 31, 2018, the Company repurchased on the open market 910,332 shares for an aggregate purchase price of $37.0 million, of which $33.3 million was paid in cash for 821,968 shares during the three months ended March 31, 2018. As of March 31, 2018, the Company had a treasury stock balance of 360,380 shares, which were excluded from its outstanding share count and subsequently retired in April 2018.
Equity Incentive Plans
The Company has outstanding awards under three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the "2005 Plan"), the 2011 Equity Incentive Plan (the "2011 Plan") and the 2012 Equity Incentive Plan, as amended (the

"2012 Plan"). In July 2011, the Company adopted the 2011 Plan, terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the Company’s initial public offering ("IPO"), the Company terminated the 2011 Plan and all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards have been or will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock units ("RSUs"), restricted stock awards, performance units and performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.
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
A summary of stock option activity for the three months ended March 31, 2019 is as follows:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2018	6,818,682	$24.54	5.11	$88,983
Granted	662,150	36.06
Exercised	(50,782)	22.54
Canceled	(44,899)	47.39
Outstanding - March 31, 2019	7,385,151	$25.48	5.09	$85,592
Options vested and exercisable as of March 31, 2019	5,753,420	$22.29	4.02	$83,656
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.8 million and $8.0 million for the three months ended March 31, 2019 and 2018, respectively.
The weighted-average grant date fair value of options granted was $17.64 and $18.78 per share for the three months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, total unrecognized compensation costs related to unvested stock options was approximately $26.6 million, which the Company expects to recognize over a weighted-average time period of 2.8 years.
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
RSUs also include performance-based restricted stock units ("PRSUs") for which the expense is recognized from the date of grant. The PRSUs are subject to both a performance goal and a time-based vesting schedule. The shares underlying each PRSU award will be eligible to vest only if the average closing price of the Company's common stock equals or exceeds $45.3125 over any 60-day trading period during the four years following the grant date of February 7, 2019 (the "Performance Goal"). If the Performance Goal is met, the shares underlying each PRSU award will vest quarterly over four years from the grant date (the "Time-Based Vesting Schedule"). Any shares subject to the PRSUs that have met the Time-Based Vesting Schedule at the time the Performance Goal is achieved will fully vest as of such date; thereafter, any remaining unvested shares subject to the PRSUs will continue vesting solely according to the Time-Based Vesting Schedule.
Due to the multiple obligations that exist for the PRSUs, a Monte Carlo model was used to determine the fair value of these awards. As the PRSU activity during the three months ended March 31, 2019 was not material, it is presented together with the RSU activity in the table below.
A summary of RSU activity for the three months ended March 31, 2019 is as follows:

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - December 31, 2018	6,563,863	$38.67
Granted	2,019,519	35.27
Vested (1)	(820,158)	36.04
Canceled	(362,760)	38.49
Unvested - March 31, 2019	7,400,464	$38.05
(1) Included in this balance is 330,724 shares vested but not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2019 and 2018 was $31.8 million and $34.0 million, respectively. As of March 31, 2019, the Company had approximately $269.7 million of unrecognized stock-based compensation expense related to RSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.7 years.
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
There were no shares purchased by employees under the ESPP in the three months ended March 31, 2019 or 2018. The Company recognized stock-based compensation expense related to the ESPP of $0.7 million and $0.6 million in the three months ended March 31, 2019 and 2018, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$1,244	$1,030
Sales and marketing	7,687	7,518
Product development	16,075	13,435
General and administrative	6,313	5,751
Total stock-based compensation recorded to income (loss) before income taxes	31,319	27,734
Benefit from income taxes	(8,113)	(150)
Total stock-based compensation recorded to net income (loss)	$23,206	$27,584
The Company capitalized $1.8 million and $1.8 million of stock-based compensation expense as website development costs in the three months ended March 31, 2019 and 2018, respectively.

15. OTHER INCOME, NET
Other income, net for the three months ended March 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income	$4,374	$2,624
Transaction gain (loss) on foreign exchange	115	(26)
Other non-operating income, net	202	6
Other income, net	$4,691	$2,604
16. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The tax benefit for the three months ended March 31, 2019 was $0.6 million, which was due to $0.1 million in U.S. federal, state and foreign income tax expense, offset by $0.7 million of net discrete tax benefit related to stock-based compensation. The tax provision for the three months ended March 31, 2018 was $0.1 million primarily due to U.S. state and foreign income tax expense.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three months ended March 31, 2019, the difference between the effective tax rate and the federal statutory tax rate primarily relates to tax credits and non-deductible expenses. For the three months ended March 31, 2018, a discrete effective tax rate method was used in jurisdictions where a small change in estimated Ordinary income has a significant impact on the annual effective tax rate.
As of March 31, 2019, the total amount of gross unrecognized tax benefits was $33.8 million, $14.3 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of March 31, 2019, the Company had recorded an immaterial amount of interest and penalties. During the three months ended March 31, 2019, the Company’s gross unrecognized tax benefits increased by $0.7 million.
As of March 31, 2019, the Company estimates that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $2.6 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to un-remitted foreign earnings, as it continues to intend to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s most significant foreign jurisdictions — Canada, Ireland, the United Kingdom and Germany — the tax years subsequent to 2014 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by an immaterial amount over the next 12 months.

17. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent, purchase rights related to the ESPP.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Basic net income (loss) per share:
Net income (loss)	$1,365	$(2,286)
Shares used in computation:
Weighted-average common shares outstanding	81,772	83,785
Basic net income (loss) per share attributable to common stockholders	$0.02	$(0.03)

	Three Months Ended March 31,
	2019	2018
Diluted net income (loss) per share:
Net income (loss)	1,365	(2,286)
Shares used in computation:
Weighted-average common shares outstanding	81,772	83,785
Stock options	2,537	—
Restricted stock units	725	—
Employee stock purchase program	53	—
Number of shares used in diluted calculation	85,087	83,785
Diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.03)
The following weighted-average stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	2,527	7,392
Restricted stock units	3,296	7,454
Employee stock purchase plan	—	86
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
Net Revenue
The following table presents the Company’s net revenue by major product line for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net revenue by product:
Advertising	$227,033	$214,043
Transactions	3,307	3,839
Other services	5,602	5,192
Total net revenue	$235,942	$223,074
During the three months ended March 31, 2019 and 2018, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
United States	$232,712	$219,924
All other countries	3,230	3,150
Total net revenue	$235,942	$223,074
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	March 31, 2019	December 31, 2018
United States	$109,832	$112,984
All other countries	1,645	1,816
Total long-lived assets	$111,477	$114,800
19. SUBSEQUENT EVENTS
On April 23, 2019, the escrow deposit of $28.8 million in connection with the Company's sale of Eat24 to the Purchaser was released to the Company (see Note 5).

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
Overview
As a trusted local platform, we deliver significant value to both consumers and businesses by helping each discover and interact with the other: our unrivaled content and transaction capabilities help consumers save time and money, while our advertising and other products help business owners gain visibility and engage with our large audience of purchase-oriented consumers. Our comprehensive, mobile-first platform offers food-ordering, booking, and reservation and waitlist capabilities, among many other transaction opportunities, in addition to the 130.3 million recommended reviews available as of March 31, 2019.
We derive substantially all of our revenue from the sale of advertising products. In the three months ended March 31, 2019, our net revenue was $235.9 million, which represented an increase of 6% from the three months ended March 31, 2018, and we recorded net income of $1.4 million and adjusted EBITDA of $39.3 million.
Our strategy looks to leverage our competitive advantages — our brand, our large audience of intent-driven consumers, our content and the network dynamics on our platform — to increase the value we provide to consumers and businesses, while continuing to drive efficiency in our business model. We believe that we will drive long-term growth by focusing on three broad areas:

•
Increasing Our Focus on Advertisers and Business Owners. Our increased focus on advertisers and business owners and our related 2019 strategic initiatives showed encouraging signs of success in the first quarter:

◦
Winning in Key Verticals. The investments we made in our key restaurant vertical continued to drive strong growth in diners seated via Yelp, which grew by 43% compared to the fourth quarter of 2018, and in food orders placed through Yelp, which reached a record monthly number in March 2019. Home & local services continued to be our top advertising revenue category in the first quarter, with revenue attributable to Request A Quote growing by more than 50% year over year.

◦
Expanding Our Product Offerings. In home & local services, we further expanded our Yelp Verified License program, which had over 5,000 subscribing locations by the end of the first quarter. We also began providing advertisers in all verticals with more options to control their ad campaigns in the first quarter of 2019, such as by allowing them to customize their desired advertising objective and search keywords.

◦
Providing More Value to Business Customers. We provided more value to our business customers through lower cost-per-click ("CPC") prices, which decreased by 8% on average compared to the first quarter of 2018, while at the same time increasing the number of ad clicks delivered to advertisers by 19%. In home & local services, we increased the number of leads delivered to our paying customers by over 60% and remain on track to double leads delivered to paying customers in this category by the end of 2019. We believe these efforts will improve customer satisfaction and increase the lifetime value of advertisers.

•
Enhancing Our Go-to-Market Strategy. Our shift in focus toward capturing the opportunity in national advertising drove 22% year-over-year growth in revenue from this business line. While an increase in our national and multi-location sales force contributed to this growth, the continued expansion of our attribution capabilities and demonstration of the compelling returns on our products were also significant factors. Recruiting and compensation changes we implemented in the first quarter also resulted in improved productivity in national and multi-location sales.

•
Pursuing Our Long-Term Growth Targets. As a result of our ongoing efforts to improve profitability, our operating margin increased in the first quarter of 2019 compared to the first quarter of 2018. We began implementing our plan to reduce our sales headcount in San Francisco and grew overall sales headcount at a substantially lower rate than in the past; sales headcount was up five percent year over year and down 10% in the first quarter compared to the fourth quarter of 2018. We also took advantage of in-app and cross-product marketing, particularly through our Yelp Reservations and Yelp Waitlist products, to help reduce our dependency on consumer marketing. We remain confident in the long-term potential of our business and repurchased approximately $102 million of our outstanding common stock during the first quarter of 2019.

We expect to continue to invest in product development, personnel and the facilities to support them during the remainder of 2019 as we work to grow our business, including investments to upgrade our technology and infrastructure to improve the ability of our platform to handle the projected increase in usage, and enable the release of new products and features. As a result of this investment philosophy, we expect that our operating expenses will continue to increase for the foreseeable future.
As of March 31, 2019, we had 5,566 full-time employees globally.
Key Metrics
We regularly review a number of metrics, including the key metrics below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Reservations, Yelp Waitlist, Yelp WiFi Marketing or our business owner products.
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
As of March 31, 2019, approximately 170.7 million reviews were available on business listing pages, including approximately 40.4 million reviews that were not recommended, after 13.7 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands, except percentages):

	As of March 31,		% Change
	2019	2018
Reviews	184,386	155,328	19%
Traffic
Traffic to our website and mobile app has three components: mobile devices accessing our mobile app, visitors to our non-mobile optimized website, which we refer to as our desktop website, and visitors to our mobile-optimized website, which we refer to as our mobile website. App users generate a substantial majority of activity on Yelp, including the page views and ad clicks that we monetize. We anticipate that our mobile traffic will be the driver of our growth for the foreseeable future and that traffic to our website will fluctuate and generally decline as we focus on driving traffic to our mobile app, where we have our most engaged users and which reduces our reliance on Google and other search engines. However, we expect that our traffic growth rate will continue to slow over time, and potentially decrease in certain periods, due to the maturation of our business and our high penetration rates in most major geographic markets within the United States and Canada.
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
The following table presents app unique devices for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2019	2018
App Unique Devices	35,001	30,115	16%
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
The following table presents our web traffic for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2019	2018
Desktop Unique Visitors	62,779	73,668	(15)%
Mobile Website Unique Visitors	68,891	69,901	(1)%
We have discovered in the past, and expect to discover in the future, that portions of our desktop traffic, as measured by Google Analytics, have been attributable to robots and other invalid sources. Because the traffic from such sources does not represent valid consumer traffic, our reported desktop unique visitor metric for impacted periods reflects an adjustment to the Google Analytics measurement of our traffic to remove traffic that we have identified as originating from invalid sources to provide greater accuracy and transparency. However, we cannot assure you that we will be able to identify all such traffic for any particular period. For additional information, please see the risk factor included under Part II, Item 1A under the heading “We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”
Active Claimed Local Business Locations
The number of active claimed local business locations represents the number of claimed local business locations — business addresses for which a business representative has visited our platform and claimed the free business listing page for the business located at that address — that are both (a) active on Yelp and (b) associated with an active business owner account as of a given date. We consider a claimed local business location to be active if it has not closed, been removed from our platform or merged with another claimed local business.
The following table presents the number of claimed active locations as of the dates presented (in thousands, except percentages):

	As of March 31,		% Change
	2019	2018
Active Claimed Local Business Locations	4,491	3,877	16%
Paying Advertising Accounts and Paying Advertising Locations

Paying advertising accounts comprise all business accounts from which we recognized advertising revenue in a given three-month period. As with our advertising revenue classification, paying advertising accounts excludes subscription and other services customers that are not also advertising customers.
The following table presents the number of paying advertising accounts during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2019	2018
Paying Advertising Accounts	192	177	8%
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period.
The following table presents the number of paying advertising locations during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2019	2018
Paying Advertising Locations	529	508	4%
As we increasingly focus on our national and multi-location advertising business, we believe that paying advertising locations provides a better measurement of our market penetration than paying advertising accounts because the paying advertising accounts metric does not capture the greater impact of adding a multi-location business as an advertiser compared to adding a single-location business as an advertiser. For example, a national chain that purchases advertising for its hundreds of locations would constitute one paying advertising account, the same as a single-location small business advertiser. As a result, we plan to stop reporting our paying advertising accounts metric by the end of 2019.
Results of Operations
The following table sets forth our results of operations for the periods indicated and as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2019 or any future period.

	Three Months Ended March 31,
	2019		2018
	Amount	% of revenue	Amount	% of revenue

	(in thousands, except percentages)
Net revenue by product:
Advertising	$227,033	96%	$214,043	96%
Transactions	3,307	2	3,839	2
Other services	5,602	2	5,192	2
Total net revenue	235,942	100	223,074	100
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,265	6	14,732	7
Sales and marketing	124,316	53	119,641	54
Product development	58,075	25	51,493	23
General and administrative	31,292	13	32,007	14
Depreciation and amortization	11,876	5	10,028	4
Total costs and expenses	239,824	102	227,901	102
Loss from operations	(3,882)	(2)	(4,827)	(2)
Other income, net	4,691	2	2,604	1
Income (loss) before income taxes	809	—	(2,223)	(1)
Benefit from (provision for) for income taxes	556	—	(63)	—
Net income attributable to common stockholders	$1,365	—%	$(2,286)	(1)%
Three Months Ended March 31, 2019 and 2018
Net Revenue
We generate revenue from our advertising products, transactions and other services. Total net revenue increased $12.9 million, or 6%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
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
Advertising revenue increased $13.0 million, or 6%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to an increase in the number of customers purchasing advertising plans and, to a lesser extent, an increase in revenue from existing accounts. The growth in paying advertising accounts and paying advertising locations was primarily driven by the sale of non-term contracts and the expansion of our sales force.
Although we have observed higher turnover rates for customers on non-term contracts, which provide advertisers with the ability to cancel their ad campaigns at any time, the increase in revenue associated with the increases in paying advertising accounts more than offset the impact from cancellations in the three months ended March 31, 2019, resulting in an increase in advertising revenue from the same period in the prior year. However, any operational or performance issues that impact our local advertising business may have an earlier and more concentrated effect on advertising revenue under our current non-term contract local sales model than would have been the case prior to mid-2018 when we sold primarily fixed-term contracts, due to the substantial proportion of advertisers with the ability to terminate their ad campaigns at any time without penalty.
We expect our net advertising revenue to continue to increase as we continue to add paying advertising accounts and locations.
Transactions. We generate revenue from various transactions with consumers, primarily through transactions placed through our partnership integrations. Our partnership integrations are revenue-sharing arrangements that provide consumers with the ability to complete food ordering and delivery transactions, purchase tickets to sporting events, and book auto repair services and doctor appointments, among other things, through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.

Transactions revenue decreased $0.5 million, or 14%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily due to a decrease in fees earned from Grubhub for processing credit card transactions related to Grubhub orders that originated on Yelp. Over a transition period following its acquisition of Eat24 in October 2017, Grubhub increasingly processed the credit card transactions related to such orders directly, thereby reducing the fees it paid us to process them on its behalf. Transactions revenue from our revenue-sharing arrangements increased in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
Other Services. We generate revenue through our subscription services, which include our Yelp Reservations, Yelp Waitlist and Yelp WiFi Marketing products. We also generate revenue through our Yelp Knowledge program, which provides access to Yelp data for a licensing fee, as well as other non-advertising related partnerships.
Other services revenue increased $0.4 million, or 8%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily due to an increase in the number of customers purchasing our Yelp Reservations and Yelp Waitlist subscription products.
Cost of Revenue
Our cost of revenue consists primarily of credit card processing fees and website infrastructure expense, which includes website hosting costs and employee costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app. Cost of revenue also includes confirmation services costs associated with Yelp Reservations, Yelp Waitlist and Yelp WiFi Marketing.
Cost of revenue decreased $0.5 million, or 3%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in merchant fees as we processed fewer credit card transactions for Grubhub, as described above, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.
We expect cost of revenue as a percentage of net revenue to remain relatively consistent with the first quarter for the remainder of 2019.
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
Sales and marketing expenses increased $4.7 million, or 4%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable to:

•	$8.2 million in additional employee costs resulting from increases in headcount as we expanded our sales organization and paid higher commissions as advertising revenue increased; and

•	an increase of $1.3 million in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount.
These increases were partially offset by a decrease of $4.8 million in marketing and advertising costs, primarily due to our continued efforts to optimize our marketing spend, particularly as our Yelp Reservations and Yelp Waitlist products drove consumer usage, which allowed us to reduce our reliance on consumer marketing.
Although we expect our sales and marketing expenses to continue to increase in 2019, we expect the pace of growth to be lower in 2019 than in recent years as a result of our planned focus on our most efficient sales channels, relocation of our sales force to more cost-effective locations and optimization of our consumer marketing spend.
Product Development
Our product development expenses primarily consist of employee costs (including stock-based compensation expense) for our engineers, product management and information technology personnel. In addition, product development expenses include allocated facilities and other supporting overhead costs.
Product development expenses increased $6.6 million, or 13%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily attributable to:

•
$5.7 million in additional salaries and benefits associated with an increase in headcount related to increased research and development activities primarily for new and enhanced business-owner products, as well as enhancements to the consumer experience to a lesser extent; and

•	an increase of $0.9 million in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount.
We believe that continued investment in research and development of new features to support our increased focus on business-owner products and marketplace transaction features, as well as to advance the Yelp consumer experience, is important to attaining our strategic objectives, particularly as we look to decrease our reliance on sales headcount growth to drive revenue growth in the medium term. We expect product development expenses as a percentage of net revenue in 2019 to remain relatively consistent with, or slightly lower than, product development expenses as a percentage of net revenue in 2018.
General and Administrative
Our general and administrative expenses primarily consist of employee costs (including stock-based compensation expense) for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include provision for doubtful accounts, consulting costs, as well as facilities and other supporting overhead costs.
General and administrative expenses decreased $0.7 million, or 2%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in provision for doubtful accounts of $3.4 million due to a decrease in the rate of bad debt associated with advertising customers.
This decrease was partially offset by an increase of $2.7 million in employee, consulting, and facilities and other supporting overhead costs, driven by increases in headcount and consulting costs required to support the growth in headcount in the rest of the business.
We expect general and administrative expenses as a percentage of net revenue in 2019 to remain consistent with, or slightly lower than, general and administrative expenses as a percentage of net revenue in 2018.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense increased $1.8 million, or 18%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was attributable to an increase in depreciation associated with capitalized website and internal use software development costs, as we invested in additional features for consumers and business-owner products as well as leasehold improvements related to our facilities to support our growth in headcount.
We expect depreciation and amortization expense as a percentage of net revenue in 2019 to remain consistent with depreciation and amortization as a percentage of net revenue in 2018.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.
Other income, net increased by $2.1 million, or 80%, in the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an increase in interest income earned on marketable investments and cash held in interest-bearing accounts.
Benefit from (Provision for) Income Taxes
Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating losses carried forward.
We recognized an income tax benefit of $0.6 million for the three months ended March 31, 2019, which consisted of U.S. federal and state income tax provisions on year-to-date income before taxes, and foreign income tax provisions on year-to-date losses before taxes, offset by federal, state and foreign net discrete tax benefits, including excess tax benefits from stock-based compensation.

We recognized a provision for income taxes of $0.1 million for the three months ended March 31, 2018, which primarily consisted of foreign tax provisions on year-to-date losses before taxes, partially offset by immaterial net discrete tax benefits.
It is reasonably possible that within the next 12 months there may be sufficient positive evidence to release a portion of the Company's remaining valuation allowance. Release of this valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible release of valuation allowance on a quarterly basis.
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
Because of these limitations, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including net income (loss) and our other GAAP results. The tables below present reconciliations of net income (loss) — the most directly comparable GAAP financial measure in each case — to EBITDA and adjusted EBITDA for each of the periods indicated.
EBITDA. EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; other income (expense), net; and depreciation and amortization.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: benefit from (provision for) income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items .
The following is a reconciliation of net income (loss) to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation of net income (loss) to EBITDA and adjusted EBITDA:
Net income (loss)	$1,365	$(2,286)
(Benefit from) provision for income taxes	(556)	63
Other income, net	(4,691)	(2,604)
Depreciation and amortization	11,876	10,028
EBITDA	7,994	5,201
Stock-based compensation	31,319	27,734
Adjusted EBITDA	$39,313	$32,935
Liquidity and Capital Resources
As of March 31, 2019, we had cash and cash equivalents of $295.3 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of March 31, 2019 was $4.1 million. We did not have any outstanding bank loans or credit facilities in place as of March 31, 2019.
Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A+’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012 and our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended ("ESPP"), as well as proceeds from our sale of Eat24 to Grubhub in October 2017.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$41,029	$38,296
Net cash provided by (used in) investing activities	35,154	(153,491)
Net cash used in financing activities	(113,478)	(39,974)

Operating Activities. We generated $41.0 million of cash from operating activities during the three months ended March 31, 2019, primarily resulting from our net income of $1.4 million, which included the following noncash items:

•	depreciation and amortization expenses of $11.9 million;

•	stock-based compensation expense of $31.3 million;

•	noncash lease cost of $9.8 million; and

•	provision for doubtful accounts of $4.3 million.
In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $6.3 million due to an increase in billings for advertising plans, particularly for customers paying in-arrears, as well as the timing of payments from these customers;

•	an increase in prepaid expenses and other assets of $5.3 million, primarily driven by increases in the purchase of prepaid software licenses and certain vendor prepayments;

•
a decrease in operating lease liabilities of $9.9 million due to lease payments made during the quarter (refer to Note 1 in our condensed consolidated financial statements for information regarding our adoption of Accounting Standards Update No. 2016-02, "Leases (Topic 842)," which requires us to recognize operating and financing lease liabilities and corresponding right-of-use assets on our balance sheet); and

•
an increase in accounts payable, accrued liabilities and other liabilities of $6.4 million, primarily driven by an increase in accrued employee compensation and related costs due to a change in the frequency of pay cycles as well as increased headcount. This increase was partially offset by a decrease in accrued expenses related to various operating expense.

We generated $38.3 million of cash from operating activities in the three months ended March 31, 2018, primarily resulting from our net loss of $2.3 million, which included the following non-cash items:

•	depreciation and amortization expenses of $10.0 million;

•	stock-based compensation expense of $27.7 million; and

•	provision for doubtful accounts of $7.6 million.
In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $7.0 million due to an increase in billings for advertising plans, particularly for customers paying in-arrears, as well as the timing of payments from these customers;

•
an increase in prepaid expenses and other assets of $5.1 million, primarily driven by an increase in the purchase of prepaid software licenses and prepayments relating to certain cost of revenue related vendors; and

•
an increase in accounts payable, accrued liabilities and other liabilities of $7.7 million, primarily driven by an increase in accrued compensation costs, particularly vacation and commission costs, as well as the timing of invoices and payments primarily to sales- and marketing-related vendors.

Investing Activities. We generated $35.2 million of cash in investing activities during the three months ended March 31, 2019. Cash generated from investing activities during this period primarily related to the maturities of $201.5 million of investment securities held to maturity. Cash generated from investing activities was partially offset by purchases of marketable securities of $157.6 million and purchases of property, equipment and software of $9.0 million, primarily related to investments in website and mobile-app development, and internal-use software.
We used $153.5 million of cash in investing activities during the three months ended March 31, 2018. Cash used in investing activities during this period primarily related to purchases of marketable securities of $280.9 million and purchases of property, equipment and software of $15.6 million. Cash used in investing activities was partially offset by the maturity of $143.0 million of investment securities held to maturity.
We expect our investments in website and mobile-app development during the remainder of 2019 to be consistent with our levels of investment in website and mobile-app development during 2018.
Financing Activities. During the three months ended March 31, 2019, we used $113.5 million of cash for financing activities, consisting of $102.1 million to repurchase shares of common stock pursuant to our stock repurchase program and $12.5 million to pay taxes related to the net share settlement of equity awards for our employees. These were partially offset by $1.1 million in cash generated from the issuance of common stock upon exercise of stock options.
During the three months ended March 31, 2018, we used $40.0 million for financing activities, consisting of $33.3 million to repurchase common stock pursuant to our stock repurchase program and $12.3 million to pay taxes related to the net share settlement of equity awards for our employees, partially offset by $5.7 million in cash generated from the issuance of common stock upon exercise of stock options.
We expect to continue using cash for financing activities during the remainder of 2019, primarily as a result of additional purchases of our common stock pursuant to our stock repurchase program. The extent of repurchases under this program will depend on a number of factors, as described below. We do not expect the net share settlement of employee tax liabilities to result in material increases to cash used in financing activities in 2019 compared to 2018.
Stock Repurchase Program
On November 27, 2018, our board of directors authorized us to repurchase up to $250.0 million of our outstanding common stock pursuant to a stock repurchase program. On February 11, 2019, our board of directors authorized us to repurchase an additional $250.0 million of our outstanding common stock, bringing the total amount of repurchases authorized under our stock repurchase program to $500.0 million.
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
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. As a result, we expect that cash used in financing activities will continue to increase as we make repurchases pursuant to this program. During the three months ended March 31, 2019 and 2018 we repurchased on the open market 2.8 million shares and 0.8 million shares, respectively, for aggregate purchase prices of $102.1 million and $33.3 million, respectively, which were paid in cash.
From the end of the first quarter through May 2, 2019, we repurchased an additional 2.7 million shares for an aggregate purchase price of $97.9 million, bringing total repurchases for the year to date in 2019 to $200.0 million.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission ("SEC") under the Securities Act.
Contractual Obligations
There have been no material changes to our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate, foreign exchange risks and inflation, and have not changed materially from the market risks we were exposed to in the year ended December 31, 2018.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, we are subject to other legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these other matters will have a material effect on our business, financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash follows and the trading price of our common stock. You should carefully consider the risks and uncertainties described below before making an investment decision.
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
In addition, our advertiser base consists primarily of small and medium-sized businesses ("SMBs"), which are subject to increased challenges and risks. SMBs often have limited advertising budgets and view online advertising products like ours as experimental and unproven; as a result, we may need to devote additional time and resources to educate them about our products and services. Such businesses have also historically experienced high failure rates, and we must continually add new advertisers to replace those who do not renew their advertising due to factors outside of our control, such as declining advertising budgets, closures and bankruptcies.
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
It is possible that third-party providers and strategic partners may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to certain of our partners, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, our entry into the online reservations space with our acquisition of SeatMe, Inc. in 2013 put us in competition with OpenTable, which led to the end of our partnership with OpenTable in 2015. Our focus on establishing additional partnerships to help accelerate our growth initiatives may exacerbate this risk. If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or similar services. As in the case of the expiration or termination of any of our agreements with third-party providers, transitioning from one partner or provider to another could subject us to operational delays and inefficiencies and we may not be able to replace the services provided to us in a timely manner or on terms that are favorable to us, if at all.
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
Our strategy to grow our business includes priorities such as winning in our key verticals of restaurants and home & local services, providing more value to our business customers and focusing on our national, self-serve and sales partnership sales channels. These initiatives involve risks and executing on them may prove more difficult than we anticipate. We may not succeed in realizing the benefits of these efforts, including growing our revenue and improving our margins, within the time frame we expect or at all.
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
Although our initiatives to provide more value to our customers and emphasize alternative sales channels are more similar to our historical advertising business than our restaurants and home & local services initiatives, both also involve unfamiliar risks. Our efforts to optimize CPC prices and provide advertisers more value for their money may include lowering prices while making significant investments in product development. We cannot guarantee that any resulting increase in demand for our products or customer retention will offset lower prices or otherwise generate sufficient revenue to justify our investments. Likewise, emphasizing our national, self-serve and sales partnership channels involves changes to our sales organization and sales force hiring priorities. These changes may be disruptive to our sales operations — particularly coming so soon after our transition to non-term contracts, another major operational change — and affect our ability to generate revenue.
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
Our automated recommendation software is a critical part of our efforts to provide consumers with relevant, helpful and reliable content. However, although we have designed our technology to avoid recommending content that we believe to be biased, unreliable or otherwise unhelpful, we cannot guarantee that our efforts will be successful, or that each of the recommended reviews available on our platform at any given time is useful or reliable. If our automated software does not recommend helpful content or recommends unhelpful content, consumers may reduce or stop their use of our platform. For example, if robots, shills or other spam accounts are able to contribute a significant amount of recommended content, or consumers perceive a significant amount of our recommended content to be from such accounts, our traffic and revenue could be negatively affected. Although we do not believe content from these sources has had a material impact to date, if our automated software recommends a substantial amount of such content in the future, our ability to provide high quality content would be harmed and the consumer trust essential to our success could be undermined.
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
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. For example, in February 2017, we acquired Nowait, Inc. to obtain waitlist system and seating tool technology and in April 2017, we acquired Turnstyle Analytics Inc. to obtain a wifi-based marketing tool for customer retention and loyalty. Similarly, we may pursue investments in privately held companies in furtherance of our strategic objectives, as we did with our investment in Nowait prior to our acquisition of that company. We have limited experience as a company in the complex processes of acquiring and investing in businesses and technologies. The pursuit of potential future acquisitions or investments may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing transactions, whether or not they are consummated.
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
We base many of our decisions on our commitment to providing the consumers who use our platform with a great experience. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we believe excessively degrade the consumer experience, even if such decisions negatively impact our results of operations in the short term. For example, we phased out our brand advertising products in part because demand in the brand advertising market had shifted toward products disruptive to the consumer experience, such as video ads. Any decisions we make that prioritize consumers may negatively impact our relationship with existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this approach has served the long-term interests of our company and our stockholders and will continue to do so in the future.
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
Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:

•	changes in the products we offer, such as our transition to selling our local advertising products pursuant to non-term contracts;

•	changes or updates to our business strategies;

•	changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;

•	changes in the markets in which we operate, such as the wind down of our international sales and marketing operations to focus on our core markets of the United States and Canada;

•	cyclicality and seasonality, which may become more pronounced as our growth rate slows;

•	the effects of changes in search engine placement and prominence;

•	the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as the repeal of Internet neutrality regulations in the United States;

•	the success of our sales and marketing efforts;

•	adverse litigation judgments, settlements or other litigation-related costs, including the costs associated with investigating and defending claims;

•	interruptions in service and any related impact on our reputation;

•	changes in advertiser budgets or the market acceptance of online advertising solutions;

•	changes in consumer behavior with respect to local businesses;

•	changes in our tax rates or exposure to additional tax liabilities, including as a result of the U.S. Tax Cuts and Jobs Act;

•	the impact of macroeconomic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;

•	new accounting pronouncements or changes in existing accounting standards and practices; and

•	the effects of natural or man-made catastrophic events.
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
We track certain performance metrics — including the number of unique devices accessing our mobile app in a given period, active claimed local business locations, ad clicks and CPCs — with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including key metrics that we report. If the internal tools we use to track these metrics over- or under-count performance or contain algorithm or other technical errors, the data we report may not be accurate and our understanding of certain details of our business may be distorted, which could affect our longer-term strategies. For example, in 2018, we discovered a software error that caused our previously reported claimed local business locations metric to be overstated for the third quarter of 2017 through the first quarter of 2018, and have revised them accordingly. Our metrics may also be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period. Although we take steps to exclude such activity and, as a result, do not believe it has had a material impact on our reported metrics, our efforts may not successfully account for all such activity.
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
Our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. However, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or raise questions about the integrity of our data. Similarly, as both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. We may revise or cease reporting metrics if we determine such metrics are no longer accurate or appropriate measures of our performance. For example, we stopped reporting our claimed local business locations metric and instead disclose the number of active claimed local business locations, which we believe provides a better measure of the number of businesses that represent the highest quality leads available to our local sales force than our claimed local business locations metric. We also plan to phase out our paid advertising accounts metric and replace it with paid advertising locations, which we believe provides a better measurement of our market penetration, each as described in greater detail under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics." If our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.
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
In particular, the U.S. Tax Cuts and Jobs Act ("Tax Act"), which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Although we have concluded that the Tax Act had an immaterial net impact on our financial statements, we expect further guidance may be forthcoming from the Financial Accounting Standards Board and the SEC, as well as regulations, interpretations and rulings from federal and state agencies, which could impact our consolidated financial statements.
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
It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the Federal Trade Commission and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In April 2016, the European Commission approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, and a new general data protection regulation took effect in the European Union in May 2018, each of which may be subject to varying interpretations and evolving practices that would create uncertainty for us. The recently passed California Consumer Privacy Act ("CCPA"), which is expected to become effective in 2020, also creates new data privacy rights for users that may result in significantly greater compliance burdens for us. Though legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, it remains unclear what, if any, modifications will be made to this legislation and how it will be interpreted. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2019, we had 79,689,829 shares of common stock outstanding.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended March 31, 2019 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 - January 31, 2019	—	$—	—	$250,000
February 1 - February 28, 2019	331	$38.51	331	$487,234
March 1 - March 31, 2019	2,516	$35.52	2,516	$397,874
Total	2,847		2,847

(1)
On November 27, 2018, our board of directors authorized a stock repurchase program under which we may repurchase up to $250 million of our outstanding common stock. On February 11, 2019, our board of directors authorized us to repurchase an additional $250 million of our outstanding common stock, bringing the total amount of repurchases authorized under our stock repurchase program to $500 million. The timing of repurchases and number of shares repurchased depend on a variety of factors, including liquidity, cash flow and market conditions. See "Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report for further details.

(2)	Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Unit Purchase Agreement, dated as of August 3, 2017, by and among Yelp Inc., Eat24, LLC, Grubhub Inc. and Grubhub Holdings Inc.	10-Q	001-35444	2.3	8/9/2017
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	2/13/2019
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1	Forms of Performance Restricted Stock Unit Award Grant Notice and Agreement under 2012 Equity Incentive Plan.					X
10.2	Offer Letter, dated April 1, 2009, by and between Yelp Inc. and Vivek Patel.					X
10.3	Yelp Inc. 2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.2	2/13/2019
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

YELP INC.
Date: May 10, 2019	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)