Form 10-Q
period 2019-06-30
YELP INC
filed 2019-08-09
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                 to

Commission file number: 001-35444
_____________________________________________________________________________________________________
YELP INC.

(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________________________________________________________

Delaware				20-1854266
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
	140 New Montgomery Street, 9th Floor
	San Francisco,	CA	94105
	(Address of Principal Executive Offices) (Zip Code)

(415) 908-3801
(Registrant’s Telephone Number, Including Area Code)
_________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of August 2, 2019, there were 71,027,519 shares issued and outstanding of the registrant’s common stock, par value $0.000001 per share.

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
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Reservations, Yelp Waitlist or our business owner products.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$139,464	$332,764
Short-term marketable securities	272,754	423,096
Accounts receivable (net of allowance for doubtful accounts of $6,865 and $8,685 at June 30, 2019 and December 31, 2018, respectively)	95,732	87,305
Prepaid expenses and other current assets	23,338	17,104
Total current assets	531,288	860,269
Long-term marketable securities	45,379	—
Property, equipment and software, net	114,105	114,800
Operating lease right-of-use assets	217,798	—
Goodwill	105,313	105,620
Intangibles, net	11,588	13,359
Restricted cash	22,082	22,071
Other non-current assets	35,880	59,444
Total assets	$1,083,433	$1,175,563
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,882	$6,540
Accrued liabilities	71,708	54,522
Operating lease liabilities - current	56,500	—
Deferred revenue	4,617	3,843
Total current liabilities	135,707	64,905
Operating lease liabilities - long-term	197,272	—
Other long-term liabilities	3,999	35,140
Total liabilities	336,978	100,045
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.000001 par value, 200,000,000 shares authorized – 71,931,789 shares issued and 71,752,011 outstanding at June 30, 2019 and 81,996,839 shares issued and outstanding at December 31, 2018	—	—
Additional paid-in capital	1,194,486	1,139,462
Treasury stock	(5,952)	—
Accumulated other comprehensive loss	(11,163)	(11,021)
Accumulated deficit	(430,916)	(52,923)
Total stockholders' equity	746,455	1,075,518
Total liabilities and stockholders' equity	$1,083,433	$1,175,563

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$246,955	$234,863	$482,897	$457,937
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,975	14,708	29,240	29,440
Sales and marketing	122,045	120,653	246,361	240,294
Product development	54,566	52,789	112,641	104,282
General and administrative	30,932	28,583	62,224	60,590
Depreciation and amortization	12,240	10,509	24,116	20,537
Total costs and expenses	234,758	227,242	474,582	455,143
Income from operations	12,197	7,621	8,315	2,794
Other income, net	3,891	3,424	8,582	6,028
Income before income taxes	16,088	11,045	16,897	8,822
Provision for income taxes	(3,785)	(341)	(3,229)	(404)
Net income attributable to common stockholders	$12,303	$10,704	$13,668	$8,418
Net income per share attributable to common stockholders
Basic	$0.16	$0.13	$0.17	$0.10
Diluted	$0.16	$0.12	$0.17	$0.09
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	75,601	83,769	78,620	83,792
Diluted	78,530	88,651	81,742	89,088

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$12,303	$10,704	$13,668	$8,418
Other comprehensive income (loss):
Foreign currency translation adjustments	569	(3,187)	(142)	(1,618)
Foreign currency adjustments to net income upon liquidation of investment in foreign entities	—	—	—	30
Other comprehensive income (loss)	569	(3,187)	(142)	(1,588)
Comprehensive income	$12,872	$7,517	$13,526	$6,830

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2019
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other	Retained	Total
	Common Stock		Paid-In	Treasury	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Loss	(Accumulated Deficit)	Equity
Balance as of March 31, 2018	83,956,890	$—	$1,059,168	$(15,000)	$(6,845)	$54,830	$1,092,153
Issuance of common stock upon exercises of employee stock options	186,568	—	3,400	—	—	—	3,400
Issuance of common stock upon vesting of restricted stock units ("RSUs")	495,857	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	195,987	—	7,139	—	—	—	7,139
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	31,279	—	—	—	31,279
Shares withheld related to net share settlement of equity awards	—	—	(14,259)	—	—	—	(14,259)
Purchases of treasury stock	—	—	—	(28,795)	—	—	(28,795)
Retirement of common stock	(1,042,605)	—	—	43,795	—	(43,795)	—
Foreign currency adjustments	—	—	—	—	(3,187)	—	(3,187)
Net income	—	—	—	—	—	10,704	10,704
Balance as of June 30, 2018	83,792,697	$—	$1,086,727	$—	$(10,032)	$21,739	$1,098,434

Balance as of March 31, 2019	79,689,829	$—	$1,160,254	$—	$(11,732)	$(153,684)	$994,838
Issuance of common stock upon exercises of employee stock options	123,174	—	2,516	—	—	—	2,516
Issuance of common stock upon vesting of RSUs	493,477	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	288,529	—	7,537	—	—	—	7,537
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	34,196	—	—	—	34,196
Shares withheld related to net share settlement of equity awards	—	—	(10,017)	—	—	—	(10,017)
Purchases of treasury stock	—	—	—	(295,487)	—	—	(295,487)
Retirement of common stock	(8,663,220)	—	—	289,535	—	(289,535)	—
Foreign currency adjustments	—	—	—	—	569	—	569
Net income	—	—	—	—	—	12,303	12,303
Balance as of June 30, 2019	71,931,789	$—	$1,194,486	$(5,952)	$(11,163)	$(430,916)	$746,455

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2019
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other	Retained	Total
	Common Stock		Paid-In	Treasury	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Loss	(Accumulated Deficit)	Equity
Balance as of December 31, 2017	83,724,916	$—	$1,038,017	$(46)	$(8,444)	$79,170	$1,108,697
Issuance of common stock upon exercises of employee stock options	500,005	—	9,082	—	—	—	9,082
Issuance of common stock upon vesting of RSUs	965,446	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	195,987	—	7,139	—	—	—	7,139
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	60,187	—	—	—	60,187
Shares withheld related to net share settlement of equity awards	—	—	(27,698)	—	—	—	(27,698)
Purchases of treasury stock	—	—	—	(65,803)	—	—	(65,803)
Retirement of common stock	(1,593,657)	—	—	65,849	—	(65,849)	—
Foreign currency adjustments	—	—	—	—	(1,588)	—	(1,588)
Net income	—	—	—	—	—	8,418	8,418
Balance as of June 30, 2018	83,792,697	$—	$1,086,727	$—	$(10,032)	$21,739	$1,098,434

Balance as of December 31, 2018	81,996,839	$—	$1,139,462	$—	$(11,021)	$(52,923)	$1,075,518
Issuance of common stock upon exercises of employee stock options	173,956	—	3,661	—	—	—	3,661
Issuance of common stock upon vesting of RSUs	982,911	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	288,529	—	7,537	—	—	—	7,537
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	66,670	—	—	—	66,670
Shares withheld related to net share settlement of equity awards	—	—	(22,844)	—	—	—	(22,844)
Purchases of treasury stock	—	—	—	(397,613)	—	—	(397,613)
Retirement of common stock	(11,510,446)	—	—	391,661	—	(391,661)	—
Foreign currency adjustments	—	—	—	—	(142)	—	(142)
Net income	—	—	—	—	—	13,668	13,668
Balance as of June 30, 2019	71,931,789	$—	$1,194,486	$(5,952)	$(11,163)	$(430,916)	$746,455

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income attributable to common stockholders	$13,668	$8,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,116	20,537
Provision for doubtful accounts	8,716	12,918
Stock-based compensation	61,770	56,539
Noncash lease cost	21,433	—
Deferred income taxes	(1,912)	—
Other adjustments	(1,632)	(221)
Changes in operating assets and liabilities:
Accounts receivable	(17,143)	(15,208)
Prepaid expenses and other assets	(5,335)	(6,924)
Operating lease liabilities	(20,299)	—
Accounts payable, accrued liabilities and other liabilities	14,464	(15,122)
Net cash provided by operating activities	97,846	60,937
Investing Activities
Purchases of marketable securities	(289,100)	(403,324)
Maturities of marketable securities	397,197	290,000
Release of escrow deposit	28,750	—
Purchases of property, equipment and software	(19,214)	(25,157)
Other investing activities	276	34
Net cash provided by (used in) investing activities	117,909	(138,447)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	11,198	16,221
Repurchases of common stock	(397,613)	(65,789)
Taxes paid related to the net share settlement of equity awards	(22,605)	(27,953)
Net cash used in financing activities	(409,020)	(77,521)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24)	209
Change in cash, cash equivalents and restricted cash	(193,289)	(154,822)
Cash, cash equivalents and restricted cash—Beginning of period	354,835	566,404
Cash, cash equivalents and restricted cash—End of period	$161,546	$411,582
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net of refunds	$2,843	$28,815
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$2,271	$2,294
Tax liability related to net share settlement of equity awards included in accrued liabilities	$982	$1,088
Repurchases of common stock recorded in accrued liabilities	$2,381	$—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$6,325	$—

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
The unaudited condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as set forth under "Recently Adopted Accounting Pronouncements" below.
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
Leases—The Company leases its office facilities under operating lease agreements that expire from 2019 to 2029, some of which include options to renew at the Company's sole discretion. If exercised, such options would extend the lease terms by up to ten years. Additionally, certain lease agreements contain options to terminate the leases, which require 6 to 12 months prior written notice to the landlord. The Company does not have any finance lease agreements.

The Company recognizes on its condensed consolidated balance sheet operating lease liabilities representing the present value of future lease payments, and an associated operating lease right-of-use asset for any operating lease with a term greater than one year. The Company recognizes the amortization of the right-of-use asset each month within lease expense. The Company has elected to take the practical expedient for short-term leases, and does not record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less.

When recording the present value of lease liabilities, a discount rate is required, for which the Company has concluded that the rates implicit in the various operating lease agreements are not readily determinable. As a result, the Company instead uses its incremental borrowing rate, which is calculated based on hypothetical borrowings to fund each respective lease over the lease term, as of the lease commencement date, assuming that borrowings are secured by the various leased properties. The incremental borrowing rates are determined based on an assessment of the Company’s implied credit rating, using ratings scales from reputable rating agencies that consider a number of qualitative and quantitative factors. Market rates are derived as of the lease commencement dates for companies with the same debt rating that operate in a similar industry to the Company.
The Company does not recognize its renewal options as part of its right-of-use assets and lease liabilities until it is reasonably certain that it will exercise such renewal options.
Recently Adopted Accounting Pronouncements
Lease Accounting—In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASC 842"). ASC 842 supersedes the previous accounting guidance for leases included within Accounting Standards Codification 840, "Leases" ("ASC 840"). The new guidance generally requires an entity to recognize on its balance sheet operating and finance lease liabilities and corresponding right-of-use assets, as well as to recognize the associated lease expenses on its statements of operations in a manner similar to that required under ASC 840.
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
The Company has elected to take the practical expedient available under ASC 842 to not record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less. The Company will record those leases on a straight line basis to its consolidated statements of operations over the lease terms. The Company recorded operating lease right-of-use assets and lease liabilities for all of its leases that met the definition of a lease under ASC 842 and that had terms of greater than 12 months upon its adoption of ASC 842.
The Company has elected not to take the package of practical expedients permitted under the transition guidance within the new standard, which allows an entity to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases, and treatment of initial direct costs for any existing leases. Additionally, the Company did not elect the hindsight practical expedient to determine the lease terms for existing leases.
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
Callable Debt Securities—In March 2017, the FASB issued Accounting Standards Update No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"). This new guidance requires entities to amortize purchased callable debt securities held at a premium to the earliest call date. The Company adopted ASU 2017-08 effective January 1, 2019 using the modified retrospective method. The Company does not hold any callable debt securities at a premium upon the adoption date, and, accordingly, no adjustment to opening retained earnings was required.
Non-employee Share-Based Payment Accounting—In June 2018, the FASB issued Accounting Standards Update No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). This new guidance changes the accounting for non-employee share-based payments to align with the accounting for employee stock compensation. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption did not have a material impact on its consolidated financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—In February 2018, the FASB issued Accounting Standards Update No. 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). This new guidance permits a company to reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company adopted ASU 2018-02 effective January 1, 2019 and elected to not reclassify the income tax effects of the U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.
Recent Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected based on historical events, current conditions and forecast information. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new standard, entities will perform goodwill impairment tests by comparing fair value of a reporting unit with its carrying amount, and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" (“ASU 2018-13”), which amends Accounting Standards Codification 820, "Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2018-13 on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("ASU 2018-15"). This new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. ASU 2018-15 is effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently assessing the impact of ASU 2018-15 on its consolidated financial statements.
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Cash	$36,092	$81,055
Cash equivalents	103,372	251,709
Total cash and cash equivalents	$139,464	$332,764
Restricted cash	22,082	22,071
Total cash, cash equivalents and restricted cash	$161,546	$354,835

As of June 30, 2019 and December 31, 2018, the Company had letters of credit collateralized fully by bank deposits that totaled $22.1 million and $22.1 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash on the Company's condensed consolidated balance sheets.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s investments in money market accounts are recorded as cash equivalents at fair value on the condensed consolidated balance sheets. All other financial instruments are classified as held-to-maturity investments and, accordingly, are recorded at amortized cost; however, the Company is required to determine the fair value of these investments on a recurring basis to identify any potential impairment. The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis and those held-to-maturity, as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$88,391	$—	$—	$88,391	$221,173	$—	$—	$221,173
Commercial paper	—	14,979	—	14,979	—	30,536	—	30,536
Marketable securities:
Commercial paper	—	142,140	—	142,140	—	175,070	—	175,070
Corporate bonds	—	111,986	—	111,986	—	131,496	—	131,496
Agency bonds	—	64,551	—	64,551	—	50,846	—	50,846
U.S. government bonds	—	—	—	—	—	65,502	—	65,502
Total cash equivalents and marketable securities	$88,391	$333,656	$—	$422,047	$221,173	$453,450	$—	$674,623

4. MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of marketable securities classified as held-to-maturity as of June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$14,981	$—	$(2)	$14,979
Total cash equivalents	14,981	—	(2)	14,979
Short-term marketable securities:
Commercial paper	142,052	90	(2)	142,140
Corporate bonds	82,212	157	—	82,369
Agency bonds	48,490	100	—	48,590
Total short-term marketable securities	272,754	347	(2)	273,099
Long-term marketable securities:
Corporate bonds	29,470	147	—	29,617
Agency bonds	15,909	52	—	15,961
Total long-term marketable securities	45,379	199	—	45,578
Total marketable securities	$333,114	$546	$(4)	$333,656

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$30,536	$—	$—	$30,536
Total cash equivalents	30,536	—	—	30,536
Short-term marketable securities:
Commercial paper	175,070	—	—	175,070
Corporate bonds	131,626	8	(138)	131,496
U.S. government bonds	65,513	—	(11)	65,502
Agency bonds	50,887	—	(41)	50,846
Total short-term marketable securities	423,096	8	(190)	422,914
Total marketable securities	$453,632	$8	$(190)	$453,450

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of June 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	June 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$31,460	$(4)	$—	$—	$31,460	$(4)
Total	$31,460	$(4)	$—	$—	$31,460	$(4)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$121,566	$(138)	$—	$—	$121,566	$(138)
U.S. government bonds	65,502	(11)	—	—	65,502	(11)
Agency bonds	50,846	(41)	—	—	50,846	(41)
Total	$237,914	$(190)	$—	$—	$237,914	$(190)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2019 and 2018, the Company did not recognize any other-than-temporary impairment losses.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid expenses	$13,858	$9,436
Other current assets	9,480	7,668
Total prepaid expenses and other current assets	$23,338	$17,104

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Capitalized website and internal-use software development costs	$124,714	$108,590
Leasehold improvements	85,999	83,811
Computer equipment	42,368	40,801
Furniture and fixtures	18,269	17,839
Telecommunication	4,750	4,691
Software	1,691	1,651
Total	277,791	257,383
Less accumulated depreciation	(163,686)	(142,583)
Property, equipment and software, net	$114,105	$114,800

Depreciation expense was approximately $11.3 million and $9.6 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $22.3 million and $18.8 million for the six months ended June 30, 2019 and 2018, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2018 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

The changes in carrying amount of goodwill during the six months ended June 30, 2019 were as follows (in thousands):

Balance as of December 31, 2018	$105,620
Effect of currency translation	(307)
Balance as of June 30, 2019	$105,313

Intangible assets at June 30, 2019 and December 31, 2018 consisted of the following (dollars in thousands):

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(2,354)	$7,564	9.0	years
Developed technology	7,832	(4,321)	3,511	2.7	years
Content	3,855	(3,787)	68	0.3	years
Domains and data licenses	2,869	(2,605)	264	1.4	years
Trademarks	877	(725)	152	0.7	years
User relationships	146	(117)	29	0.7	years
Total	$25,497	$(13,909)	$11,588

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(1,868)	$8,050	9.4	years
Developed technology	7,832	(3,562)	4,270	3.1	years
Content	3,873	(3,696)	177	0.8	years
Domain and data licenses	2,869	(2,359)	510	1.5	years
Trademarks	877	(579)	298	1.2	years
User relationships	146	(92)	54	1.2	years
Total	$25,515	$(12,156)	$13,359

Amortization expense was $0.9 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1.8 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the estimated future amortization of purchased intangible assets for (i) the remaining six months of 2019, (ii) each of the succeeding five years, and (iii) thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2019 (from July 1, 2019)	$1,506
2020	2,402
2021	2,262
2022	1,045
2023	714
2024	708
Thereafter	2,951
Total amortization	$11,588

8. LEASES
The components of lease cost as of June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$13,643	$27,334
Short-term lease cost (12 months or less)	348	647
Sublease income	(813)	(1,289)
Total lease cost, net	$13,178	$26,692

The Company will continue to disclose comparative reporting periods prior to January 1, 2019 under ASC 840.
During the three and six months ended June 30, 2018, the Company recognized rent expense on a straight-line basis over the lease period. Rent expense was $12.0 million and $24.0 million for the three and six months ended June 30, 2018, respectively.
The Company has subleased certain office facilities under operating lease agreements that expire in 2025. The sublease agreements do not contain any options to renew. The Company recognizes sublease rental income as a reduction in rent expense on a straight-line basis over the lease period. Sublease rental income was $0.5 million and $1.2 million for the three and six months ended June 30, 2018.
The Company does not combine lease and non-lease components; its lease agreements provide specific allocations of the Company's obligations between lease and non-lease components. As a result, the Company was not required to exercise any judgment in determining such allocations. The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants which would limit or prevent the Company's right to obtain substantially all of economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows (in thousands):

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,927

As of June 30, 2019, maturities of lease liabilities for (i) the remaining six months of 2019, (ii) each of the succeeding five years, and (iii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (from July 1, 2019)	$28,791
2020	59,014
2021	52,063
2022	44,712
2023	41,652
2024	39,420
Thereafter	37,112
Total minimum lease payments	302,764
Less imputed interest	48,992
Present value of lease liabilities	$253,772

As of December 31, 2018, maturities of lease liabilities for (i) each of the succeeding five years and (ii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$56,703
2020	59,009
2021	51,429
2022	43,603
2023	40,517
Thereafter	69,980
Total minimum lease payments	$321,241

As of June 30, 2019, the weighted-average remaining lease term and weighted-average discount rate were as follows:

June 30, 2019
Weighted-average remaining lease term (years) — operating leases	5.97
Weighted-average discount rate — operating leases	6.04%

9. OTHER NON-CURRENT ASSETS
Other non-current assets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred tax assets	$20,354	$17,240
Deferred contract costs	12,614	12,345
Escrow deposit	—	28,750
Other non-current assets	2,912	1,109
Total other non-current assets	$35,880	$59,444

The escrow deposit as of December 31, 2018 consisted of the funds held in escrow in connection with the Company's sale of its wholly owned subsidiary, Eat24, LLC ("Eat24") to Grubhub Holdings Inc. ("Purchaser") in October 2017. A portion of the purchase price was held in escrow for an initial 18-month period after closing to secure the Purchaser's rights of indemnification in the transaction. Following the expiration of the escrow period in April 2019, the deposit was released to the Company.
Deferred contract costs as of June 30, 2019 and December 31, 2018, and changes in deferred contract costs during the six months ended June 30, 2019, were as follows (in thousands):

Six Months Ended June 30, 2019
Balance, beginning of period	$12,345
Add: costs deferred on new contracts	5,755
Less: amortization recorded in sales and marketing expenses	(5,486)
Balance, end of period	$12,614

10. CONTRACT BALANCES
The allowance for doubtful accounts as of June 30, 2019 and 2018 and changes in the allowance for doubtful accounts during the six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$8,685	$8,602
Add: provision for doubtful accounts	8,716	12,918
Less: write-offs, net of recoveries	(10,536)	(12,160)
Balance, end of period	$6,865	$9,360

Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
As of June 30, 2019, deferred revenue was $4.6 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending September 30, 2019. Changes in deferred revenue during the six months ended June 30, 2019 were as follows (in thousands):

Six Months Ended June 30, 2019
Balance, beginning of period	$3,843
Less: recognition of deferred revenue from beginning balance	(3,196)
Add: net increase in current period contract liabilities	3,970
Balance, end of period	$4,617
The net increase in contract liabilities primarily relates to new contracts with customers during the periods presented. No other contract assets or liabilities are recorded on the Company's condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.
11. ACCRUED LIABILITIES
Accrued liabilities as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued employee compensation and related	$41,698	$21,580
Accrued tax liabilities	7,747	5,491
Accrued cost of revenue	4,097	5,463
Accrued sales and marketing expenses	3,810	4,536
Accrued share repurchases costs	2,381	—
Other accrued liabilities	11,975	17,452
Total accrued liabilities	$71,708	$54,522

12. LONG-TERM LIABILITIES
Long-term liabilities as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred rent	$—	$31,253
Other long-term liabilities	3,999	3,887
Total long-term liabilities	$3,999	$35,140

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
The Company is subject to other legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any of these other matters will have a material effect on the Company’s business, financial position, results of operations or cash flows.
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
14. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	June 30, 2019		December 31, 2018
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	71,931,789	200,000,000	81,996,839
Undesignated Preferred Stock	10,000,000	—	10,000,000	—

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
During the six months ended June 30, 2019, the Company repurchased on the open market 11,690,224 shares for an aggregate purchase price of $397.6 million, of which 11,510,446 shares were retired. As of June 30, 2019, the Company had a treasury stock balance of 179,778 shares, which were excluded from its outstanding share count as of such date and subsequently retired in July 2019.
During the six months ended June 30, 2018, the Company repurchased on the open market and retired 1,592,557 shares for an aggregate purchase price of $65.8 million. The Company had no treasury stock balance as of June 30, 2018.
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
A summary of stock option activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	6,818,682	$24.54	5.11	$88,983
Granted	662,150	36.06
Exercised	(173,956)	21.08
Canceled	(108,803)	47.03
Outstanding at June 30, 2019	7,198,073	$25.38	4.86	$82,414
Options vested and exercisable at June 30, 2019	5,782,914	$22.55	3.93	$80,977

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $2.0 million and $4.8 million for the three months ended June 30, 2019 and 2018, respectively, and $2.8 million and $12.8 million for the six months ended June 30, 2019 and 2018, respectively.
There were no options granted in the three months ended June 30, 2019. The weighted-average grant date fair value of options granted was $24.09 per share for the three months ended June 30, 2018 and $17.64 and $18.85 per share for the six months ended June 30, 2019 and 2018, respectively.
As of June 30, 2019, total unrecognized compensation costs related to nonvested stock options was approximately $24.3 million, which the Company expects to recognize over a weighted-average time period of 2.6 years.

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
RSUs also include performance-based restricted stock units ("PRSUs") for which the expense is recognized from the date of grant. The PRSUs are subject to both a performance goal and a time-based vesting schedule. The shares underlying each PRSU award will be eligible to vest only if the average closing price of the Company's common stock equals or exceeds $45.3125 over any 60-day trading period during the four years following the grant date of February 7, 2019 (the "Performance Goal"). If the Performance Goal is met, the shares underlying each PRSU award will vest quarterly over four years from the grant date (the "Time-Based Vesting Schedule"). Any shares subject to the PRSUs that have met the Time-Based Vesting Schedule at the time the Performance Goal is achieved will fully vest as of such date; thereafter, any remaining nonvested shares subject to the PRSUs will continue vesting solely according to the Time-Based Vesting Schedule.
Due to the multiple obligations that exist for the PRSUs, a Monte Carlo model was used to determine the fair value of these awards. As the PRSU activity during the six months ended June 30, 2019 was not material, it is presented together with the RSU activity in the table below.
A summary of RSU activity for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	6,563,863	$38.67
Granted	3,099,719	35.37
Vested (1)	(1,629,984)	35.95
Canceled	(969,826)	38.41
Nonvested at June 30, 2019	7,063,772	$37.89

(1) Includes 647,073 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs that vested during the six months ended June 30, 2019 and 2018 was $57.4 million and $71.3 million, respectively. As of June 30, 2019, the Company had approximately $254.8 million of unrecognized stock-based compensation expense related to RSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.7 years.
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
There were 288,529 shares purchased by employees under the ESPP at a weighted-average purchase price of $26.12 in the three and six months ended June 30, 2019. There were 195,987 shares purchased by employees under the ESPP at a weighted-average purchase price of $36.42 in the three and six months ended June 30, 2018. The Company recognized stock-based compensation expense related to the ESPP of $0.6 million and $0.7 million in the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $1.3 million in the six months ended June 30, 2019 and 2018, respectively.

Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$1,118	$1,153	$2,361	$2,184
Sales and marketing	7,774	8,055	15,461	15,573
Product development	15,247	13,907	31,322	27,342
General and administrative	6,313	5,690	12,626	11,440
Total stock-based compensation recorded to income before income taxes	30,452	28,805	61,770	56,539
Benefit from income taxes	(7,993)	(160)	(16,105)	(309)
Total stock-based compensation recorded to net income	$22,459	$28,645	$45,665	$56,230

The Company capitalized $3.1 million and $2.2 million of stock-based compensation expense as website development costs in the three months ended June 30, 2019 and 2018, respectively, and $4.9 million and $4.0 million in the six months ended June 30, 2019 and 2018, respectively.
15. OTHER INCOME, NET
Other income, net for the three and six months ended June 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$3,743	$3,277	$8,117	$5,901
Transaction gain (loss) on foreign exchange	(3)	39	113	13
Other non-operating income, net	151	108	352	114
Other income, net	$3,891	$3,424	$8,582	$6,028

16. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The provision for income taxes for the six months ended June 30, 2019 was $3.2 million, which was due to $3.4 million in U.S. federal, state and foreign income tax expense, partially offset by $0.2 million of net discrete tax benefits. The provision for income taxes for the six months ended June 30, 2018 was $0.4 million primarily due to $0.7 million U.S. state and foreign income tax expense, partially offset by $0.3 million of net discrete tax benefits.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three and six months ended June 30, 2019, the difference between the effective tax rate and the federal statutory tax rate primarily relates to tax credits and non-deductible expenses. For the three and six months ended June 30, 2018, a discrete effective tax rate method was used in jurisdictions where a small change in estimated Ordinary income had a significant impact on the annual effective tax rate.
As of June 30, 2019, the total amount of gross unrecognized tax benefits was $36.0 million, $15.2 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. As of June 30, 2019, the Company had recorded an immaterial amount of interest and penalties.
As of June 30, 2019, the Company estimates that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $3.0 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to un-remitted foreign earnings, as it continues to intend to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

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
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic net income per share:
Net income	$12,303	$10,704	$13,668	$8,418
Shares used in computation:
Weighted-average common shares outstanding	75,601	83,769	78,620	83,792
Basic net income per share attributable to common stockholders	$0.16	$0.13	$0.17	$0.10

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Diluted net income per share:
Net income	$12,303	$10,704	$13,668	$8,418
Shares used in computation:
Weighted-average common shares outstanding	75,601	83,769	78,620	83,792
Stock options	2,412	3,071	2,427	3,143
Restricted stock units	510	1,800	691	2,142
Employee stock purchase program	7	11	4	11
Number of shares used in diluted calculation	78,530	88,651	81,742	89,088
Diluted net income per share attributable to common stockholders	$0.16	$0.12	$0.17	$0.09
The following weighted-average stock-based instruments were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	2,821	1,724	2,726	2,034
Restricted stock units	3,208	659	2,990	604

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
Net Revenue
The following table presents the Company’s net revenue by major product line for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue by product:
Advertising	$237,842	$226,168	$464,875	$440,211
Transactions	3,147	3,520	6,454	7,359
Other services	5,966	5,175	11,568	10,367
Total net revenue	$246,955	$234,863	$482,897	$457,937
During the three and six months ended June 30, 2019 and 2018, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$243,638	$231,575	$476,349	$451,499
All other countries	3,317	3,288	6,548	6,438
Total net revenue	$246,955	$234,863	$482,897	$457,937

Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	June 30, 2019	December 31, 2018
United States	$112,672	$112,984
All other countries	1,433	1,816
Total long-lived assets	$114,105	$114,800

19. SUBSEQUENT EVENTS
On August 8, 2019, Charles Baker notified the Company of his decision to step down from his position as Chief Financial Officer, effective September 2, 2019. Mr. Baker indicated that his decision to resign was not the result of any disagreement with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
The Company has initiated a search for a new Chief Financial Officer. On August 8, 2019, James Miln, who currently leads Financial Planning and Analysis at the Company, was appointed Interim Chief Financial Officer, principal financial officer and principal accounting officer, effective upon the effectiveness of Mr. Baker’s resignation until the position is filled permanently.

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
Overview
As a trusted local platform, we deliver significant value to both consumers and businesses by helping each discover and interact with the other: our unrivaled content and transaction capabilities help consumers save time and money, while our advertising and other products help business owners gain visibility and engage with our large audience of purchase-oriented consumers. Our comprehensive, mobile-first platform offers food-ordering, booking, and reservation and waitlist capabilities, among many other transaction opportunities, in addition to the 135.5 million recommended reviews available as of June 30, 2019.
We derive substantially all of our revenue from the sale of advertising products. In the three months ended June 30, 2019, our net revenue was $247.0 million, which represented an increase of 5% from the three months ended June 30, 2018, and we recorded net income of $12.3 million and adjusted EBITDA of $54.9 million. In the six months ended June 30, 2019, our net revenue was $482.9 million, which represented an increase of 5% from the six months ended June 30, 2018, and we recorded net income of $13.7 million and adjusted EBITDA of $94.2 million.
Our strategy looks to leverage our competitive advantages — our brand, our large audience of intent-driven consumers, our content and the network dynamics on our platform — to increase the value we provide to consumers and businesses, while continuing to drive efficiency in our business model. We believe that we will drive long-term growth by focusing on three broad areas:

•
Increasing Our Focus on Advertisers and Business Owners. Our increased focus on advertisers and business owners and our related 2019 strategic initiatives continued to show encouraging signs of success during the three months ended June 30, 2019:

◦
Providing More Value to Business Customers. We provided more value to our business customers by delivering 42% more ad clicks year-over year in the three months ended June 30, 2019, which helped to lower the average cost-per-click ("CPC") by 25% year-over-year as compared to the three months ended June 30, 2018. We believe our continued product improvements and the increased value we are delivering is contributing to customer satisfaction and increasing the lifetime value of advertisers.

◦
Expanding Our Product Offerings. Since the start of 2019, we launched Yelp Verified License and Business Highlights, which together attracted more than 25,000 active paying locations by June 30, 2019. During the three months ended June 30, 2019, we introduced Yelp Portfolios, which enables service professionals to highlight projects they have completed with detailed photos, descriptions and pricing. In addition, during the three months ended June 30, 2019, several large restaurant businesses began using limited-time Offer Ads to reach Yelp’s audience of engaged consumers at their time of purchase to promote new or seasonal menu items. Early results from those campaigns have been strong, delivering meaningful incremental store visits at very attractive acquisition costs.

◦
Winning in Key Categories. We drove a 15% year-over-year increase in App Unique Devices in the three months ended June 30, 2019 with our continued investment in compelling consumer experiences, including our key Restaurants category. The average number of diners seated via Yelp per month more than doubled in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Meanwhile, we continued to produce more revenue in the home & local services category than any other, growing paid leads by more than 75% for the three months June 30, 2019 compared to the three months ended June 30, 2018.

•
Enhancing Our Go-to-Market Strategy. Revenue from multi-location advertisers in the three months ended June 30, 2019 grew 21% compared to the three months ended June 30, 2018, driven primarily by national advertisers. An increase in our national sales force combined with the continued expansion of our attribution capabilities contributed to this growth.

•
Pursuing Our Long-Term Growth Targets. As a result of our ongoing efforts to improve profitability, our operating margin increased in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. We improved our sales force's average productivity without increasing overall sales headcount, reduced our sales footprint in San Francisco, and continued to emphasize advertiser revenue retention in the three months ended June 30, 2019. We remain confident in the long-term potential of our business and repurchased approximately $398 million of our outstanding common stock during the six months ended June 30, 2019.

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
As of June 30, 2019, we had 5,400 full-time employees globally.
Key Metrics
We regularly review a number of metrics, including the key metrics below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Reservations, Yelp Waitlist or our business owner products.
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
As of June 30, 2019, approximately 177.4 million reviews were available on business listing pages, including approximately 41.9 million reviews that were not recommended, after 14.3 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands, except percentages):

	As of June 30,		% Change
	2019	2018
Reviews	191,735	162,969	18%
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

The following table presents app unique devices for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		% Change
	2019	2018
App Unique Devices	36,737	32,062	15%
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
The following table presents our web traffic for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		% Change
	2019	2018
Desktop Unique Visitors	61,797	73,939	(16)%
Mobile Website Unique Visitors	76,650	72,328	6%
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
The following table presents the number of claimed active locations as of the dates presented (in thousands, except percentages):

	As of June 30,		% Change
	2019	2018
Active Claimed Local Business Locations	4,628	4,053	14%
Paying Advertising Locations and Paying Advertising Accounts
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period.

The following table presents the number of paying advertising locations during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		% Change
	2019	2018
Paying Advertising Locations	549	517	6%
Paying advertising accounts comprise all business accounts from which we recognized advertising revenue in a given three-month period. As with our advertising revenue classification, paying advertising accounts excludes subscription and other services customers that are not also advertising customers.
The following table presents the number of paying advertising accounts during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		% Change
	2019	2018
Paying Advertising Accounts	197	194	2%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(in thousands, except percentages)
Net revenue by product:
Advertising	$237,842	96%	$226,168	96%	$464,875	96%	$440,211	96%
Transactions	3,147	2	3,520	2	6,454	2	7,359	2
Other services	5,966	2	5,175	2	11,568	2	10,367	2
Total net revenue	246,955	100	234,863	100	482,897	100	457,937	100
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,975	6	14,708	6	29,240	6	29,440	6
Sales and marketing	122,045	49	120,653	51	246,361	51	240,294	52
Product development	54,566	22	52,789	23	112,641	23	104,282	23
General and administrative	30,932	13	28,583	12	62,224	13	60,590	13
Depreciation and amortization	12,240	5	10,509	5	24,116	5	20,537	5
Total costs and expenses	234,758	95	227,242	97	474,582	98	455,143	99
Income from operations	12,197	5	7,621	3	8,315	2	2,794	1
Other income, net	3,891	2	3,424	1	8,582	2	6,028	1
Income before income taxes	16,088	7	11,045	4	16,897	4	8,822	2
Provision for income taxes	(3,785)	(2)	(341)	—	(3,229)	(1)	(404)	—
Net income attributable to common stockholders	$12,303	5%	$10,704	4%	$13,668	3%	$8,418	2%
Three and Six Months Ended June 30, 2019 and 2018
Net Revenue
We generate revenue from our advertising products, transactions and other services. Total net revenue increased $12.1 million, or 5%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $25.0 million, or 5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Advertising. We generate advertising revenue from the sale of our advertising products — including enhanced listing pages and performance and impression-based advertising in search results and elsewhere on our platform — to businesses of all sizes, from national to individual local businesses. Advertising revenue also includes revenue generated from resale of our advertising products by certain partners and monetization of remnant advertising inventory through third-party ad networks.
Advertising revenue increased $11.7 million, or 5%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $24.7 million, or 6%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in each period was due to growth in paying advertising locations, primarily from national customers, driven by improved sales force productivity.
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

Transactions revenue decreased $0.4 million, or 11%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $0.9 million, or 12%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in each period was primarily due to a decrease in fees earned from Grubhub for processing credit card transactions related to Grubhub orders that originated on Yelp. Over a transition period following its acquisition of Eat24 from us in October 2017, Grubhub increasingly processed the credit card transactions related to such orders directly, thereby reducing the fees it paid us to process them on its behalf. Transactions revenue from our revenue-sharing arrangements increased in the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018.
Other Services. We generate revenue through our subscription services, which include our Yelp Reservations, Yelp Waitlist and other subscription products. We also generate revenue through our Yelp Knowledge program, which provides access to Yelp data for a licensing fee, as well as other non-advertising related partnerships.
Other services revenue increased $0.8 million, or 15%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $1.2 million, or 12%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in each period was primarily due to an increase in the number of customers purchasing our Yelp Reservations and Yelp Waitlist subscription products.
Cost of Revenue
Our cost of revenue consists primarily of credit card processing fees and website infrastructure expense, which includes website hosting costs and employee costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app. Cost of revenue also includes confirmation services costs associated with Yelp Reservations, Yelp Waitlist and other services.
Cost of revenue increased $0.3 million, or 2%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased $0.2 million, or 1%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in the three months ended June 30, 2019 was primarily attributable to an increase in website infrastructure expense due to increases in the use of our website and in employees supporting the website infrastructure. The decrease in the six months ended June 30, 2019 was primarily attributable to a decrease of $1.2 million in merchant fees as we processed fewer credit card transactions for Grubhub, partially offset by an increase of $1.1 million in website infrastructure expense.
We expect cost of revenue as a percentage of net revenue to remain relatively consistent with the second quarter for the remainder of 2019.
Sales and Marketing
Our sales and marketing expenses primarily consist of employee costs (which include commission expense, amortized commission expense and stock-based compensation expense) for our sales and marketing employees. In addition, sales and marketing expenses include business and consumer acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs.
Sales and marketing expenses increased $1.4 million, or 1%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $6.1 million, or 3%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases in the three and six months ended June 30, 2019 were primarily attributable to:

•
$6.4 million and $14.6 million, respectively, in additional employee costs resulting from increased salary costs as a result of increased multi-location sales teams headcount, and increases in sales commission expenses as advertising revenue increased; and

•	increases of $0.8 million and $2.0 million, respectively, in facilities and other overhead allocations as we leased additional office space.
These increases were partially offset by decreases of $5.8 million and $10.5 million in the three and six months ended June 30, 2019, respectively, in marketing and advertising costs, primarily due to our continued efforts to optimize our marketing spend, particularly as our Yelp Reservations and Yelp Waitlist products drove consumer usage, which allowed us to reduce our reliance on consumer marketing.
Although we expect our sales and marketing expenses to continue to increase in 2019, we expect the pace of growth to be lower in 2019 than in recent years as a result of our planned focus on our most efficient sales channels, relocation of our sales force to more cost-effective locations and optimization of our consumer marketing spend. We expect overall sales headcount to decline modestly by the end of 2019, as our decreasing reliance on growing local sales headcount to drive revenue growth more than offsets the growth of our multi-location sales teams.

Product Development
Our product development expenses primarily consist of employee costs (which include stock-based compensation expense, net of capitalized employee costs associated with capitalized website and internal-use software development) for our engineers, product management and information technology personnel. In addition, product development expenses include allocated facilities and other supporting overhead costs.
Product development expenses increased $1.8 million, or 3%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $8.4 million, or 8%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases in the three and six months ended June 30, 2019 were primarily attributable to $1.4 million and $7.1 million, respectively, of additional employee costs associated with increased headcount, which drove more research and development activities, primarily for new and enhanced business-owner products, and to a lesser extent, enhancements to the consumer experience.
The remaining increase in the six months ended June 30, 2019 was primarily attributable to an increase of $1.1 million in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount.
We believe that continued investment in research and development of new features to support our increased focus on business-owner products and marketplace transaction features, as well as to advance the Yelp consumer experience, is important to attaining our strategic objectives, particularly as we look to decrease our reliance on sales headcount growth to drive revenue growth in the medium term. We expect product development expenses as a percentage of net revenue in 2019 to remain relatively consistent with product development expenses as a percentage of net revenue in 2018.
General and Administrative
Our general and administrative expenses primarily consist of employee costs (which include stock-based compensation expense) for our executive, finance, user operations, legal, human resources and other administrative employees. Our general and administrative expenses also include provision for doubtful accounts, consulting costs, as well as facilities and other supporting overhead costs.
General and administrative expenses increased $2.3 million, or 8%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $1.6 million, or 3%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases in the three and six months ended June 30, 2019 were primarily attributable to increases of $3.1 million and $5.8 million, respectively, in employee costs, consulting costs, and facilities and other overhead costs required to support the growth of the business.
These increases were partially offset by decreases in provision for doubtful accounts of $0.8 million and $4.2 million, respectively, due to a decrease in the rate of bad debt associated with local advertising customers.
We expect general and administrative expenses as a percentage of net revenue in 2019 to remain consistent with general and administrative expenses as a percentage of net revenue in 2018.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense increased $1.7 million, or 16%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $3.6 million, or 17%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increases in the three and six months ended June 30, 2019 were primarily attributable to increases in depreciation associated with capitalized website and internal use software development costs, as we invested in additional features for consumers and business-owner products as well as leasehold improvements related to additional leased facilities.
We expect depreciation and amortization expense as a percentage of net revenue in 2019 to remain consistent with depreciation and amortization as a percentage of net revenue in 2018.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.
Other income, net increased by $0.5 million, or 14%, in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and $2.6 million, or 42%, in the six months ended June 30, 2019 compared to the six months ended June 30,

2018, primarily due to increases in the rates of interest income earned on marketable investments and cash held in interest-bearing accounts.
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
We recognized provisions for income taxes of $3.8 million and $3.2 million for the three and six months ended June 30, 2019, respectively, which consisted of U.S. federal and state income tax provisions on year-to-date income before taxes, and foreign income tax provisions on year-to-date losses before taxes, offset by federal, state and foreign net discrete tax benefits, including excess tax benefits from stock-based compensation.
We recognized provisions for income taxes of $0.3 million and $0.4 million for the three and six months ended June 30, 2018, respectively, which primarily consisted of foreign tax provisions on year-to-date losses before taxes, partially offset by immaterial net discrete tax benefits.
The increases in the three and six months ended June 30, 2019 were primarily due to no longer having a valuation allowance for the U.S. federal and state deferred tax assets, with the exception of California research and development credits, and the change from the discrete effective tax rate method to the annual effective tax rate method effective January 1, 2019.

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
Because of these limitations, you should consider EBITDA and adjusted EBITDA alongside other financial performance measures, including net income and our other GAAP results. The tables below present reconciliations of net income — the most directly comparable GAAP financial measure in each case — to EBITDA and adjusted EBITDA for each of the periods indicated.
EBITDA. EBITDA is a non-GAAP financial measure that we calculate as net income, adjusted to exclude: provision for income taxes; other income, net; and depreciation and amortization.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income, adjusted to exclude: provision for income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items.
The following is a reconciliation of net income to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$12,303	$10,704	$13,668	$8,418
Provision for income taxes	3,785	341	3,229	404
Other income, net	(3,891)	(3,424)	(8,582)	(6,028)
Depreciation and amortization	12,240	10,509	24,116	20,537
EBITDA	24,437	18,130	32,431	23,331
Stock-based compensation	30,452	28,805	61,770	56,539
Adjusted EBITDA	$54,889	$46,935	$94,201	$79,870
Liquidity and Capital Resources
As of June 30, 2019, we had cash and cash equivalents of $139.5 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of June 30, 2019 was $3.9 million. We did not have any outstanding bank loans or credit facilities in place as of June 30, 2019.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$97,846	$60,937
Net cash provided by (used in) investing activities	117,909	(138,447)
Net cash used in financing activities	(409,020)	(77,521)
Operating Activities. We generated $97.8 million of cash from operating activities during the six months ended June 30, 2019, primarily resulting from our net income of $13.7 million, which included the following noncash items:

•	depreciation and amortization expenses of $24.1 million;

•	stock-based compensation expense of $61.8 million;

•	noncash lease cost of $21.4 million; and

•	provision for doubtful accounts of $8.7 million.
In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $17.1 million due to an increase in billings for advertising plans, particularly for customers paying in-arrears, as well as the timing of payments from these customers;

•	an increase in prepaid expenses and other assets of $5.3 million, primarily driven by increases in the purchase of prepaid software licenses and certain other vendor prepayments;

•	a decrease in operating lease liabilities of $20.3 million due to lease payments made during the quarter; and

•
an increase in accounts payable, accrued liabilities and other liabilities of $14.5 million, primarily driven by an increase in accrued employee compensation and related costs due to a change in the frequency of pay cycles. This increase was partially offset by a decrease in accrued expenses related to various operating expenses.

We generated $60.9 million of cash from operating activities in the six months ended June 30, 2018, primarily resulting from our net income of $8.4 million, which included the following non-cash items:

•	depreciation and amortization expenses of $20.5 million;

•	stock-based compensation expense of $56.5 million; and

•	provision for doubtful accounts of $12.9 million.
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

•
a decrease in accounts payable, accrued liabilities and other liabilities of $15.1 million, primarily driven by a decrease in accrued income taxes as a result of income tax payments made on taxable income from the 2017 financial year, which was primarily as a result of the gain on disposal of Eat24. This decrease was offset by higher accrued compensation costs as a result of increased headcount.

Investing Activities. We generated $117.9 million of cash in investing activities during the six months ended June 30, 2019. Cash generated from investing activities during this period primarily related to the maturity of $397.2 million of investment securities held to maturity and the release of an escrow deposit of $28.8 million in connection with our sale of Eat24. Cash generated from investing activities was partially offset by purchases of marketable securities of $289.1 million and purchases of property, equipment and software of $19.2 million, primarily related to investments in website and mobile app development, and internal-use software.

We used $138.4 million of cash in investing activities during the six months ended June 30, 2018. Cash used in investing activities during this period primarily related to purchases of marketable securities of $403.3 million and purchases of property, equipment and software of $25.2 million. Cash used in investing activities was partially offset by the maturity of $290.0 million of investment securities held to maturity.
We expect our investments in website and mobile app development during the remainder of 2019 to be consistent with our levels of investment in website and mobile app development during 2018.
Financing Activities. During the six months ended June 30, 2019, we used $409.0 million of cash for financing activities, consisting of $397.6 million to repurchase shares of common stock pursuant to our stock repurchase program and $22.6 million to pay taxes related to the net share settlement of equity awards for our employees. These were partially offset by $11.2 million in cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP.
During the six months ended June 30, 2018, we used $77.5 million for financing activities, consisting of $65.8 million to repurchase common stock pursuant to our stock repurchase program and $28.0 million to pay taxes related to the net share settlement of equity awards for our employees, partially offset by $16.2 million in cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP.
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
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. As a result, we expect that cash used in financing activities will continue to increase as we make repurchases pursuant to this program. During the six months ended June 30, 2019 and 2018, we repurchased on the open market 11.7 million shares and 1.6 million shares, respectively, for aggregate purchase prices of $397.6 million and $65.8 million, respectively, which were paid in cash.
From the end of the second quarter through August 2, 2019, we repurchased an additional 0.8 million shares for an aggregate purchase price of $28.4 million, bringing total repurchases for the year to date in 2019 to $426.0 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Advertisers will not advertise with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver compelling ad products in an effective manner, or if we do not provide accurate, easy-to-use analytics and measurement solutions that demonstrate the effectiveness and value of our products. As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products; in fact, as a result of our transition to non-term contracts for most of our new local advertising customers in May 2018, a substantial and increasing portion of our advertisers have the ability to cancel their ad campaigns at any time without penalty. As a result, any decrease in customer satisfaction, economic downturn or other change negatively affecting our ability to retain advertisers may have an earlier and more concentrated effect on our results going forward than prior to our transition to non-term contracts, when our multi-month advertising contracts imposed a fee for early cancellations. If we are unable to quickly and effectively respond to such developments, our ability to maintain and expand our advertiser base will be harmed. In addition, the negative impact of attrition on our financial results may be greater with respect to advertisers who are billed in arrears, as the vast majority of our advertisers now are, if they fail to make payment on ads that have already been delivered.
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
Our strategy to grow our business includes priorities such as winning in our key categories of restaurants and home & local services, providing more value to our business customers and focusing on our national, self-serve and sales partnership sales channels. These initiatives involve risks and executing on them may prove more difficult than we anticipate. We may not succeed in realizing the benefits of these efforts, including growing our revenue and improving our margins, within the time frame we expect or at all.
We will face both executional and industry challenges in our efforts to win in our key categories. For example, developing comprehensive restaurant and home & local services solutions may require substantial investments and significant changes to our existing platform, products and content, and our development efforts in one category may not translate to the other. The restaurants and home & local services markets themselves will also present significant hurdles. In addition to being highly competitive, fragmented industries, neither has yet fully embraced online solutions of the type we offer. The majority of restaurants and diners continue to use the traditional offline ordering and booking methods involving the telephone, paper menus that restaurants distribute to diners and pen-and-paper or other offline reservation books. Similarly, most consumers continue to search for, select and hire service professionals offline through word-of-mouth and referrals. Changing traditional habits is difficult, and the speed and ultimate outcome of the shift of these markets online for consumers and businesses alike is uncertain and may not occur as quickly as we expect, or at all. Even if we are successful in developing comprehensive solutions and overcoming industry challenges in these categories, we may not realize the benefits that we expected from pursuing this strategy or may not realize them within a reasonable time. For example, the traffic and engagement driven by our offerings in the restaurants category may not result in higher traffic and engagement in our higher-value home & local services category as we expect.
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

*If we fail to manage our employee operations and organization effectively, our brand, results of operations and business could be harmed.
Our employee operations are complex. This places substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years; to execute on our growth strategy, we will need to continue to increase the productivity of our current employees and hire, train and manage new employees. In particular, we intend to continue to make substantial investments in our engineering, sales and marketing organizations. As a result, we must effectively integrate, develop and motivate a large number of new employees while maintaining the beneficial aspects of our company culture.
As our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, availability of employee talent and costs. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. For example, it may take time for our sales, customer success and other organizations to adapt to selling, supporting and retaining non-term contracts, which give advertisers the ability to cancel their plans at any time and which comprise substantially all new sales of local advertising plans. If these organizations are unable to do so quickly and effectively, our business will be harmed. Similarly, we are increasingly focused on achieving greater cost-effectiveness in our advertising business; while we plan to continue investing in our direct sales force, we also plan to emphasize other, more efficient sales channels, such as self-serve and sales partnerships, and may otherwise pursue new strategies for high-margin revenue growth. These and other changes in our sales organization, sales force hiring priorities or in the way we structure compensation of our sales organization may be disruptive and may affect our ability to generate revenue.
To execute on our growth strategy, we may need to improve our operational, financial and management systems and processes, which may require significant capital expenditures and allocation of valuable management and employee resources, as well as subject us to the risk of over-expanding our operating infrastructure. For example, it can be difficult to train thousands of sales employees across multiple offices according to the same business standards, practices and laws, and we have been the subject of lawsuits alleging that we have failed to do so. For example, we were the subject of a lawsuit alleging that our sales force does not properly disclose that calls may be monitored or recorded for quality assurance. If we fail to scale our operations successfully and increase productivity, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, software engineers, marketing professionals and advertising sales staff. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. For example, on August 8, 2019, we announced that our Chief Financial Officer, Charles Baker, will be leaving the Company in the third quarter. While we seek to manage these transitions carefully, including establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. Further, if our senior management team fails to work together effectively or execute our plans and strategies on a timely basis, our business could be harmed.

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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2019, we had 71,931,789 shares of common stock outstanding.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended June 30, 2019 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 – April 30, 2019	2,476	$36.09	2,476	$308,514
May 1 – May 31, 2019	3,939	$32.94	3,939	$178,746
June 1 – June 30, 2019	2,428	$31.45	2,428	$102,387
Total	8,843		8,843

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Unit Purchase Agreement, dated as of August 3, 2017, by and among Yelp Inc., Eat24, LLC, Grubhub Inc. and Grubhub Holdings Inc.	10-Q	001-35444	2.3	8/9/2017
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	2/13/2019
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

YELP INC.
Date:	August 9, 2019	/s/ Charles Baker
Charles Baker
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)