Form 10-Q
period 2019-09-30
YELP INC
filed 2019-11-08
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of October 31, 2019, there were 70,201,693 shares issued and outstanding of the registrant’s common stock, par value $0.000001 per share.

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
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Reservations, Yelp Waitlist or our business-owner products.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$123,402	$332,764
Short-term marketable securities	258,414	423,096
Accounts receivable (net of allowance for doubtful accounts of $7,779 and $8,685 at September 30, 2019 and December 31, 2018, respectively)	101,441	87,305
Prepaid expenses and other current assets	16,042	17,104
Total current assets	499,299	860,269
Long-term marketable securities	34,964	—
Property, equipment and software, net	113,935	114,800
Operating lease right-of-use assets	207,852	—
Goodwill	103,459	105,620
Intangibles, net	10,778	13,359
Restricted cash	22,127	22,071
Other non-current assets	36,355	59,444
Total assets	$1,028,769	$1,175,563
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,139	$6,540
Accrued liabilities	71,739	54,522
Operating lease liabilities — current	57,013	—
Deferred revenue	4,222	3,843
Total current liabilities	136,113	64,905
Operating lease liabilities — long-term	186,056	—
Other long-term liabilities	4,036	35,140
Total liabilities	326,205	100,045
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock, $0.000001 par value, 200,000,000 shares authorized – 70,199,923 and 81,996,839 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	1,220,048	1,139,462
Accumulated other comprehensive loss	(13,297)	(11,021)
Accumulated deficit	(504,187)	(52,923)
Total stockholders' equity	702,564	1,075,518
Total liabilities and stockholders' equity	$1,028,769	$1,175,563

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$262,474	$241,096	$745,371	$699,033
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,514	14,177	45,754	43,618
Sales and marketing	127,655	121,759	374,016	362,054
Product development	56,661	53,764	169,302	158,046
General and administrative	39,703	30,302	101,927	90,892
Depreciation and amortization	12,391	10,713	36,507	31,250
Total costs and expenses	252,924	230,715	727,506	685,860
Income from operations	9,550	10,381	17,865	13,173
Other income, net	3,063	3,921	11,645	9,950
Income before income taxes	12,613	14,302	29,510	23,123
(Provision for) benefit from income taxes	(2,552)	684	(5,781)	281
Net income attributable to common stockholders	$10,061	$14,986	$23,729	$23,404
Net income per share attributable to common stockholders
Basic	$0.14	$0.18	$0.31	$0.28
Diluted	$0.14	$0.17	$0.30	$0.26
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	70,773	84,008	75,975	83,865
Diluted	73,712	88,724	79,315	89,271

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$10,061	$14,986	$23,729	$23,404
Other comprehensive loss:
Foreign currency translation adjustments	(2,134)	(193)	(2,276)	(1,811)
Foreign currency adjustments to net income upon liquidation of investment in foreign entities	—	—	—	30
Other comprehensive loss	(2,134)	(193)	(2,276)	(1,781)
Comprehensive income	$7,927	$14,793	$21,453	$21,623

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other	Retained	Total
	Common Stock		Paid-In	Treasury	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Loss	(Accumulated Deficit)	Equity
Balance as of June 30, 2018	83,792,697	$—	$1,086,727	$—	$(10,032)	$21,739	$1,098,434
Issuance of common stock upon exercises of employee stock options	237,981	—	5,614	—	—	—	5,614
Issuance of common stock upon vesting of restricted stock units ("RSUs")	504,681	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	30,380	—	—	—	30,380
Shares withheld related to net share settlement of equity awards	—	—	(13,522)	—	—	—	(13,522)
Purchases of treasury stock	—	—	—	(6,205)	—	—	(6,205)
Retirement of common stock	(160,338)	—	—	6,205	—	(6,205)	—
Foreign currency adjustments	—	—	—	—	(193)	—	(193)
Net income	—	—	—	—	—	14,986	14,986
Balance as of September 30, 2018	84,375,021	$—	$1,109,199	$—	$(10,225)	$30,520	$1,129,494

Balance as of June 30, 2019	71,931,789	$—	$1,194,486	$(5,952)	$(11,163)	$(430,916)	$746,455
Issuance of common stock upon exercises of employee stock options	225,364	—	4,615	—	—	—	4,615
Issuance of common stock upon vesting of RSUs	527,233	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	31,140	—	—	—	31,140
Shares withheld related to net share settlement of equity awards	—	—	(10,193)	—	—	—	(10,193)
Purchases of treasury stock	—	—	—	(77,380)	—	—	(77,380)
Retirement of common stock	(2,484,463)	—	—	83,332	—	(83,332)	—
Foreign currency adjustments	—	—	—	—	(2,134)	—	(2,134)
Net income	—	—	—	—	—	10,061	10,061
Balance as of September 30, 2019	70,199,923	$—	$1,220,048	$—	$(13,297)	$(504,187)	$702,564

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other	Retained	Total
	Common Stock		Paid-In	Treasury	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	Loss	(Accumulated Deficit)	Equity
Balance as of December 31, 2017	83,724,916	$—	$1,038,017	$(46)	$(8,444)	$79,170	$1,108,697
Issuance of common stock upon exercises of employee stock options	737,986	—	14,696	—	—	—	14,696
Issuance of common stock upon vesting of RSUs	1,470,127	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	195,987	—	7,139	—	—	—	7,139
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	90,567	—	—	—	90,567
Shares withheld related to net share settlement of equity awards	—	—	(41,220)	—	—	—	(41,220)
Purchases of treasury stock	—	—	—	(72,008)	—	—	(72,008)
Retirement of common stock	(1,753,995)	—	—	72,054	—	(72,054)	—
Foreign currency adjustments	—	—	—	—	(1,781)	—	(1,781)
Net income	—	—	—	—	—	23,404	23,404
Balance as of September 30, 2018	84,375,021	$—	$1,109,199	$—	$(10,225)	$30,520	$1,129,494

Balance as of December 31, 2018	81,996,839	$—	$1,139,462	$—	$(11,021)	$(52,923)	$1,075,518
Issuance of common stock upon exercises of employee stock options	399,320	—	8,276	—	—	—	8,276
Issuance of common stock upon vesting of RSUs	1,510,144	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	288,529	—	7,537	—	—	—	7,537
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	97,810	—	—	—	97,810
Shares withheld related to net share settlement of equity awards	—	—	(33,037)	—	—	—	(33,037)
Purchases of treasury stock	—	—	—	(474,993)	—	—	(474,993)
Retirement of common stock	(13,994,909)	—	—	474,993	—	(474,993)	—
Foreign currency adjustments	—	—	—	—	(2,276)	—	(2,276)
Net income	—	—	—	—	—	23,729	23,729
Balance as of September 30, 2019	70,199,923	$—	$1,220,048	$—	$(13,297)	$(504,187)	$702,564

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income attributable to common stockholders	$23,729	$23,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,507	31,250
Provision for doubtful accounts	15,259	19,285
Stock-based compensation	91,006	85,732
Noncash lease cost	31,379	—
Deferred income taxes	(673)	—
Other adjustments	(2,559)	(2,793)
Changes in operating assets and liabilities:
Accounts receivable	(29,395)	(24,956)
Prepaid expenses and other assets	(2,312)	(2,085)
Operating lease liabilities	(31,002)	—
Accounts payable, accrued liabilities and other liabilities	17,329	(13,722)
Net cash provided by operating activities	149,268	116,115
Investing Activities
Purchases of marketable securities	(396,648)	(572,788)
Maturities of marketable securities	530,597	460,800
Release of escrow deposit	28,750	—
Purchases of property, equipment and software	(29,950)	(33,937)
Other investing activities	383	64
Net cash provided by (used in) investing activities	133,132	(145,861)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	15,813	21,835
Repurchases of common stock	(474,993)	(71,993)
Taxes paid related to the net share settlement of equity awards	(32,784)	(41,081)
Net cash used in financing activities	(491,964)	(91,239)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	258	197
Change in cash, cash equivalents and restricted cash	(209,306)	(120,788)
Cash, cash equivalents and restricted cash — Beginning of period	354,835	566,404
Cash, cash equivalents and restricted cash — End of period	$145,529	$445,616
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net of refunds	$5,702	$28,820
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,856	$2,393
Tax liability related to net share settlement of equity awards included in accrued liabilities	$896	$1,679
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$6,325	$—

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

The Company recognizes on its condensed consolidated balance sheet operating lease liabilities representing the present value of future lease payments, and an associated operating lease right-of-use asset for any operating lease with a term greater than one year. The Company recognizes the amortization of the right-of-use asset each month within lease expense. The Company has elected to use the practical expedient for short-term leases, and therefore does not record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less.

When recording the present value of lease liabilities, a discount rate is required. The Company has concluded that the rates implicit in the various operating lease agreements are not readily determinable. As a result, the Company instead uses its incremental borrowing rate, which is calculated based on hypothetical borrowings to fund each respective lease over the lease term, as of the lease commencement date, assuming that borrowings are secured by the various leased properties. The incremental borrowing rates are determined based on an assessment of the Company’s implied credit rating, using ratings scales from reputable rating agencies that consider a number of qualitative and quantitative factors. Market rates are derived as of the lease commencement dates with reference to companies with the same debt rating that operate in a similar industry to the Company.
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
The Company adopted and began applying ASC 842 on January 1, 2019 in accordance with Accounting Standards Update No. 2018-11, "Targeted Improvements to ASC 842" using a modified retrospective approach. Based on its lease portfolio in place at the time of adoption, the Company determined that a cumulative-effect adjustment to the opening balance of accumulated deficit was not needed because there was no difference between the operating lease expense recorded to its condensed consolidated statement of operations following its adoption of ASC 842 and the amount that would have been recorded under ASC 840. The Company will continue to disclose comparative reporting periods prior to January 1, 2019 under ASC 840.
The Company has elected to use the practical expedient available under ASC 842 to not record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less. The Company will record those leases on a straight line basis to its consolidated statements of operations over the lease terms. The Company recorded operating lease right-of-use assets and lease liabilities for all of its leases that met the definition of a lease under ASC 842 and that had terms of greater than 12 months upon its adoption of ASC 842.
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
Recent Accounting Pronouncements Not Yet Effective
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This guidance requires certain types of financial instruments, including trade receivables and held-to-maturity investments measured at amortized cost, to be presented at the net amount expected to be collected based on historical events, current conditions and forecast information. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The impact on the Company's consolidated financial statements will depend on the composition and credit quality of its financial instruments, the historical credit loss activity of that portfolio, and reasonable and supportable economic forecast and conditions at the time of adoption. Considering such factors as of September 30, 2019, the adoption of ASU 2016-13 would not have a material impact on its consolidated financial statements.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" (“ASU 2018-13”), which amends Accounting Standards Codification 820, "Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Cash	$31,729	$81,055
Cash equivalents	91,673	251,709
Total cash and cash equivalents	$123,402	$332,764
Restricted cash	22,127	22,071
Total cash, cash equivalents and restricted cash	$145,529	$354,835

As of September 30, 2019 and December 31, 2018, the Company had letters of credit collateralized fully by bank deposits that totaled $22.1 million and $22.1 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash on the Company's condensed consolidated balance sheets.
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis and those held-to-maturity, as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$91,673	$—	$—	$91,673	$221,173	$—	$—	$221,173
Commercial paper	—	—	—	—	—	30,536	—	30,536
Marketable securities:
Commercial paper	—	129,500	—	129,500	—	175,070	—	175,070
Corporate bonds	—	85,154	—	85,154	—	131,496	—	131,496
Agency bonds	—	79,210	—	79,210	—	50,846	—	50,846
U.S. government bonds	—	—	—	—	—	65,502	—	65,502
Total cash equivalents and marketable securities	$91,673	$293,864	$—	$385,537	$221,173	$453,450	$—	$674,623

4. MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of marketable securities classified as held-to-maturity as of September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Commercial paper	$129,454	$50	$(4)	$129,500
Corporate bonds	74,865	247	—	75,112
Agency bonds	54,095	118	(1)	54,212
Total short-term marketable securities	258,414	415	(5)	258,824
Long-term marketable securities:
Agency bonds	25,000	2	(4)	24,998
Corporate bonds	9,964	78	—	10,042
Total long-term marketable securities	34,964	80	(4)	35,040
Total marketable securities	$293,378	$495	$(9)	$293,864

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$30,536	$—	$—	$30,536
Total cash equivalents	30,536	—	—	30,536
Short-term marketable securities:
Commercial paper	175,070	—	—	175,070
Corporate bonds	131,626	8	(138)	131,496
U.S. government bonds	65,513	—	(11)	65,502
Agency bonds	50,887	—	(41)	50,846
Total short-term marketable securities	423,096	8	(190)	422,914
Total marketable securities	$453,632	$8	$(190)	$453,450

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of September 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	September 30, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$41,817	$(4)	$—	$—	$41,817	$(4)
Agency bonds	19,994	(5)	—	—	19,994	(5)
Total	$61,811	$(9)	$—	$—	$61,811	$(9)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$121,566	$(138)	$—	$—	$121,566	$(138)
U.S. government bonds	65,502	(11)	—	—	65,502	(11)
Agency bonds	50,846	(41)	—	—	50,846	(41)
Total	$237,914	$(190)	$—	$—	$237,914	$(190)

The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2019 and 2018, the Company did not recognize any other-than-temporary impairment losses.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses	$11,970	$9,436
Other current assets	4,072	7,668
Total prepaid expenses and other current assets	$16,042	$17,104

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Capitalized website and internal-use software development costs	$133,551	$108,590
Leasehold improvements	85,983	83,811
Computer equipment	43,276	40,801
Furniture and fixtures	18,372	17,839
Telecommunication	4,855	4,691
Software	2,217	1,651
Total	288,254	257,383
Less accumulated depreciation	(174,319)	(142,583)
Property, equipment and software, net	$113,935	$114,800

Depreciation expense was approximately $11.6 million and $9.8 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $33.9 million and $28.6 million for the nine months ended September 30, 2019 and 2018, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2019 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

The changes in carrying amount of goodwill during the nine months ended September 30, 2019 were as follows (in thousands):

Balance as of December 31, 2018	$105,620
Effect of currency translation	(2,161)
Balance as of September 30, 2019	$103,459

Intangible assets at September 30, 2019 and December 31, 2018 consisted of the following (dollars in thousands):

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(2,598)	$7,320	8.8	years
Developed technology	7,832	(4,640)	3,192	2.5	years
Content	3,750	(3,750)	—	0.0	years
Domains and data licenses	2,869	(2,699)	170	1.6	years
Trademarks	877	(798)	79	0.4	years
User relationships	146	(129)	17	0.5	years
Total	$25,392	$(14,614)	$10,778

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(1,868)	$8,050	9.4	years
Developed technology	7,832	(3,562)	4,270	3.1	years
Content	3,873	(3,696)	177	0.8	years
Domain and data licenses	2,869	(2,359)	510	1.5	years
Trademarks	877	(579)	298	1.2	years
User relationships	146	(92)	54	1.2	years
Total	$25,515	$(12,156)	$13,359

Amortization expense was $0.8 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $2.7 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the estimated future amortization of purchased intangible assets for (i) the remaining three months of 2019, (ii) each of the succeeding five years, and (iii) thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2019 (from October 1, 2019)	$696
2020	2,402
2021	2,262
2022	1,045
2023	714
2024	708
Thereafter	2,951
Total amortization	$10,778

8. LEASES
The components of lease cost as of September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$13,544	$40,878
Short-term lease cost (12 months or less)	291	938
Sublease income	(1,475)	(2,764)
Total lease cost, net	$12,360	$39,052

The Company will continue to disclose comparative reporting periods prior to January 1, 2019 under ASC 840.
During the three and nine months ended September 30, 2018, the Company recognized rent expense, net of sublease rental income, on a straight-line basis over the lease period. Rent expense, net, was $13.7 million and $37.7 million for the three and nine months ended September 30, 2018, respectively.
The Company has subleased certain office facilities under operating lease agreements that expire in 2025. The sublease agreements do not contain any options to renew. The Company recognizes sublease rental income as a reduction in rent expense on a straight-line basis over the lease period. Sublease rental income was $0.5 million and $1.7 million for the three and nine months ended September 30, 2018.
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
Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows (in thousands):

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,323

As of September 30, 2019, maturities of lease liabilities for (i) the remaining three months of 2019, (ii) each of the succeeding five years, and (iii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019 (from October 1, 2019)	$14,495
2020	59,435
2021	52,055
2022	44,712
2023	41,652
2024	39,420
Thereafter	37,112
Total minimum lease payments	288,881
Less imputed interest	(45,812)
Present value of lease liabilities	$243,069

As of December 31, 2018, maturities of lease liabilities for (i) each of the succeeding five years and (ii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$56,703
2020	59,009
2021	51,429
2022	43,603
2023	40,517
Thereafter	69,980
Total minimum lease payments	$321,241

As of September 30, 2019, the weighted-average remaining lease term and weighted-average discount rate were as follows:

September 30, 2019
Weighted-average remaining lease term (years) — operating leases	5.8
Weighted-average discount rate — operating leases	6.0%

In October 2019, the Company entered into a lease agreement for an office facility in London, U.K., which expires in 2030 and we expect to classify as an operating lease. The Company expects to record $15 million of operating lease cost over the life of the lease.
9. OTHER NON-CURRENT ASSETS
Other non-current assets as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred tax assets	$19,076	$17,240
Deferred contract costs	13,993	12,345
Escrow deposit	—	28,750
Other non-current assets	3,286	1,109
Total other non-current assets	$36,355	$59,444

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
Deferred contract costs as of September 30, 2019 and December 31, 2018, and changes in deferred contract costs during the nine months ended September 30, 2019, were as follows (in thousands):

Nine Months Ended September 30, 2019
Balance, beginning of period	$12,345
Add: costs deferred on new contracts	10,236
Less: amortization recorded in sales and marketing expenses	(8,588)
Balance, end of period	$13,993

10. CONTRACT BALANCES
The allowance for doubtful accounts as of September 30, 2019 and 2018 and changes in the allowance for doubtful accounts during the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$8,685	$8,602
Add: provision for doubtful accounts	15,259	19,285
Less: write-offs, net of recoveries	(16,165)	(19,002)
Balance, end of period	$7,779	$8,885

Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
As of September 30, 2019, deferred revenue was $4.2 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending December 31, 2019. Changes in deferred revenue during the nine months ended September 30, 2019 were as follows (in thousands):

Nine Months Ended September 30, 2019
Balance, beginning of period	$3,843
Less: recognition of deferred revenue from beginning balance	(3,539)
Add: net increase in current period contract liabilities	3,918
Balance, end of period	$4,222
The net increase in contract liabilities primarily relates to new contracts with customers during the periods presented. No other contract assets or liabilities are recorded on the Company's condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.
11. ACCRUED LIABILITIES
Accrued liabilities as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued employee compensation and related	$44,258	$21,580
Accrued tax liabilities	5,831	5,491
Accrued cost of revenue	6,875	5,463
Accrued sales and marketing expenses	3,880	4,536
Other accrued liabilities	10,895	17,452
Total accrued liabilities	$71,739	$54,522

12. OTHER LONG-TERM LIABILITIES
Other long-term liabilities as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred rent	$—	$31,253
Other long-term liabilities	4,036	3,887
Total other long-term liabilities	$4,036	$35,140

The Company de-recognized the deferred rent balance as of December 31, 2018 upon its adoption of ASC 842 on January 1, 2019. See "Note 1. Description of Business and Basis for Presentation".
13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Exchange Act by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On August 2, 2018, the Company and the other defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part on November 27, 2018. On October 22, 2019, the Court approved a stipulation to certify a class in this action. The case remains pending. Due to the preliminary nature of this lawsuit, the Company is unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from the lawsuit.
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
14. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	September 30, 2019		December 31, 2018
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	70,199,923	200,000,000	81,996,839
Undesignated preferred stock	10,000,000	—	10,000,000	—

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
During the nine months ended September 30, 2019, the Company repurchased on the open market and retired 13,994,909 shares for an aggregate purchase price of $475.0 million. The Company had no treasury stock balance as of September 30, 2019.
During the nine months ended September 30, 2018, the Company repurchased on the open market and retired 1,752,895 shares for an aggregate purchase price of $72.0 million. The Company had no treasury stock balance as of September 30, 2018.
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
A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	6,818,682	$24.54	5.11	$88,983
Granted	662,150	36.06
Exercised	(399,320)	20.74
Canceled	(339,301)	40.88
Outstanding at September 30, 2019	6,742,211	$25.11	4.36	$81,195
Options vested and exercisable at September 30, 2019	5,683,209	$22.78	3.59	$80,712

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $3.4 million and $5.3 million for the three months ended September 30, 2019 and 2018, respectively, and $6.2 million and $18.1 million for the nine months ended September 30, 2019 and 2018, respectively.
There were no options granted in the three months ended September 30, 2019. The weighted-average grant date fair value of options granted was $23.41 per share for the three months ended September 30, 2018 and $17.64 and $18.89 per share for the nine months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, total unrecognized compensation costs related to nonvested stock options was approximately $17.6 million, which the Company expects to recognize over a weighted-average time period of 2.5 years.

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
Due to the multiple obligations that exist for the PRSUs, a Monte Carlo model was used to determine the fair value of these awards. As the PRSU activity during the nine months ended September 30, 2019 was not material, it is presented together with the RSU activity in the table below.
A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	6,563,863	$38.67
Granted	4,361,791	35.06
Vested (1)	(2,469,190)	35.97
Canceled	(1,462,739)	37.99
Nonvested at September 30, 2019	6,993,725	$37.51

(1) Includes 959,046 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs that vested during the nine months ended September 30, 2019 and 2018 was $84.9 million and $107.4 million, respectively. As of September 30, 2019, the Company had approximately $251.1 million of unrecognized stock-based compensation expense related to RSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.7 years.
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
There were no shares purchased by employees under the ESPP in the three months ended September 30, 2019 and 2018. Employees purchased 288,529 shares and 195,987 shares under the ESPP in the nine months ended September 30, 2019 and 2018, respectively, at weighted-average purchase prices of $26.12 and $36.42 per share, respectively. The Company recognized stock-based compensation expense related to the ESPP of $0.7 million and $0.7 million in the three months ended September 30, 2019 and 2018, respectively, and $2.0 million and $2.0 million in the nine months ended September 30, 2019 and 2018, respectively.

Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1,054	$1,162	$3,415	$3,345
Sales and marketing	7,683	7,941	23,143	23,514
Product development	15,250	14,536	46,572	41,878
General and administrative	5,249	5,555	17,876	16,995
Total stock-based compensation recorded to income before income taxes	29,236	29,194	91,006	85,732
Benefit from income taxes	(7,661)	(167)	(23,766)	(476)
Total stock-based compensation recorded to net income	$21,575	$29,027	$67,240	$85,256

The Company capitalized $2.6 million and $1.9 million of stock-based compensation expense as website development costs in the three months ended September 30, 2019 and 2018, respectively, and $7.6 million and $5.9 million in the nine months ended September 30, 2019 and 2018, respectively.
15. OTHER INCOME, NET
Other income, net for the three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income, net	$2,830	$3,705	$10,946	$9,606
Transaction gain (loss) on foreign exchange	(20)	75	93	89
Other non-operating income, net	253	141	606	255
Other income, net	$3,063	$3,921	$11,645	$9,950

16. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The provision for income taxes for the nine months ended September 30, 2019 was $5.8 million, which was due to $5.5 million U.S. federal, state and foreign income tax expense and $0.3 million of net discrete tax expense. The benefit from income taxes for the nine months ended September 30, 2018 was $0.3 million, which was due to $1.2 million U.S. federal, state and foreign income tax expense, offset by $1.5 million of net discrete tax benefits.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three and nine months ended September 30, 2019, the difference between the effective tax rate and the federal statutory tax rate primarily relates to tax credits and non-deductible expenses. For the three and nine months ended September 30, 2018, rather than applying an estimate of the annual effective tax rate for the full year Ordinary income, a discrete effective tax rate method was used in jurisdictions where a small change in estimated Ordinary income had a significant impact on the annual effective tax rate.
As of September 30, 2019, the total amount of gross unrecognized tax benefits was $38.6 million, $16.3 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the nine months ended September 30, 2019, the Company has recorded an immaterial amount of interest and penalties.

As of September 30, 2019, the Company estimates that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $3.5 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to un-remitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s most significant foreign jurisdictions — Canada, Ireland, the United Kingdom and Germany — the tax years subsequent to 2014 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 30, 2019, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by an immaterial amount over the next 12 months.
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
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic net income per share:
Net income	$10,061	$14,986	$23,729	$23,404
Shares used in computation:
Weighted-average common shares outstanding	70,773	84,008	75,975	83,865
Basic net income per share attributable to common stockholders	$0.14	$0.18	$0.31	$0.28

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Diluted net income per share:
Net income	$10,061	$14,986	$23,729	$23,404
Shares used in computation:
Weighted-average common shares outstanding	70,773	84,008	75,975	83,865
Stock options	2,345	3,011	2,429	3,096
Restricted stock units	478	1,656	870	2,240
Employee stock purchase program	116	49	41	70
Number of shares used in diluted calculation	73,712	88,724	79,315	89,271
Diluted net income per share attributable to common stockholders	$0.14	$0.17	$0.30	$0.26

The following weighted-average stock-based instruments were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	2,718	1,694	2,629	1,681
Restricted stock units	2,718	591	2,530	106

18. INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS
The Company has concluded that it has one operating segment, with its Chief Executive Officer as its Chief Operating Decision Maker ("CODM"). While the Company has expanded its product offerings in recent years to increase the value provided to both consumers and businesses, those product offerings operate on, interact with, or are complementary to Yelp's local platform. In addition, the Company’s CODM regularly reviews financial information, makes decisions to allocate resources, and assesses performance on a consolidated basis.
When the Company communicates results externally, it disaggregates net revenue into major product lines. The disaggregation of revenue by major product lines is based on the type of service provided and also aligns with the timing of revenue recognition.
Net Revenue
The following table presents the Company’s net revenue by major product line for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue by product:
Advertising	$253,098	$232,502	$717,973	$672,712
Transactions	3,074	3,042	9,528	10,402
Other services	6,302	5,552	17,870	15,919
Total net revenue	$262,474	$241,096	$745,371	$699,033
During the three and nine months ended September 30, 2019 and 2018, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$258,820	$237,597	$735,169	$689,096
All other countries	3,654	3,499	10,202	9,937
Total net revenue	$262,474	$241,096	$745,371	$699,033

Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	September 30, 2019	December 31, 2018
United States	$112,700	$112,984
All other countries	1,235	1,816
Total long-lived assets	$113,935	$114,800

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
As a trusted local platform, we deliver significant value to both consumers and businesses by helping each discover and interact with the other: our unrivaled content and transaction capabilities help consumers save time and money, while our advertising and other products help business owners gain visibility and engage with our large audience of purchase-oriented consumers. Our comprehensive, mobile-first platform offers food-ordering, booking, and reservation and waitlist capabilities, among many other transaction opportunities, in addition to the 141.3 million recommended reviews available as of September 30, 2019.
We derive substantially all of our revenue from the sale of advertising products. In the three months ended September 30, 2019, our net revenue was $262.5 million, which represented an increase of 9% from the three months ended September 30, 2018, and we recorded net income of $10.1 million and adjusted EBITDA of $58.3 million. In the nine months ended September 30, 2019, our net revenue was $745.4 million, which represented an increase of 7% from the nine months ended September 30, 2018, and we recorded net income of $23.7 million and adjusted EBITDA of $152.5 million.
Our strategy looks to leverage our competitive advantages — our brand, our large audience of intent-driven consumers, our content and the network dynamics on our platform — to increase the value we provide to consumers and businesses, while continuing to drive efficiency in our business model. We believe that we will drive long-term growth by focusing on three broad areas:

•
Increasing Our Focus on Advertisers and Business Owners. Our increased focus on advertisers and business owners and our related 2019 strategic initiatives continued to show encouraging signs of success during the three months ended September 30, 2019:

◦
Providing More Value to Business Customers. We provided more value to our business customers by delivering 42% more ad clicks year-over year in the three months ended September 30, 2019, which helped to lower the average cost-per-click ("CPC") by 22% year-over-year as compared to the three months ended September 30, 2018. We believe our continued efforts to drive more ad clicks to our advertisers at a lower CPC is contributing to customer satisfaction and increasing the lifetime value of advertisers.

◦
Expanding Our Product Offerings. We saw continued adoption of our newer, lower-priced product offerings. As of September 30, 2019, more than 50,000 business locations were paying for our Verified License and Business Highlights products, more than doubling the number of active paying locations for these products from the prior quarter. Approximately one-third of these purchases were made through our self-serve channel.

◦
Winning in Key Categories. We continued to drive engagement in key categories like restaurants and home & local services. For example, we introduced new paid and free features for consumers and business owners in the Restaurant category in the three months ended September 30, 2019, like Yelp Connect, which allows businesses to push updates to consumers who have demonstrated an interest in their business, and a ‘Notify Me’ feature that helps diners get seated at times they desire. As a result, we more than doubled diners seated via Yelp in the three months ended September 30, 2019 compared to the same prior-year period. In the home & local services category, we focused on product enhancements that resulted in consumers submitting over 30% more projects through a Request A Quote feature in the three months ended September 30, 2019, as compared to the same prior-year period.

•
Enhancing Our Go-to-Market Strategy. We continued to deliver compelling advertising solutions, particularly to multi-location advertisers. Revenue from multi-location advertisers in the three months ended September 30, 2019 grew 21% compared to the three months ended September 30, 2018, driven in part by an increase in our national sales force combined with the continued expansion of our attribution capabilities.

•
Pursuing Our Long-Term Growth Targets. As a result of our ongoing efforts to improve profitability, our operating margin increased in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. We improved our sales force's average productivity without increasing overall sales headcount, reduced our sales footprint in San Francisco, and continued to emphasize advertiser revenue retention in the three months ended September 30, 2019. Additionally, we repurchased approximately $475 million of our outstanding common stock during the nine months ended September 30, 2019. We remain confident in the long-term potential of our business.

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
As of September 30, 2019, we had 5,900 full-time employees globally.
Key Metrics
We regularly review a number of metrics, including the key metrics below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Reservations, Yelp Waitlist or our business-owner products.
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
As of September 30, 2019, approximately 184.4 million reviews were available on business listing pages, including approximately 43.1 million reviews that were not recommended, after 14.9 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands, except percentages):

	As of September 30,		% Change
	2019	2018
Reviews	199,309	170,865	17%
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
The following table presents app unique devices for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		% Change
	2019	2018
App Unique Devices	37,662	34,025	11%
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
The following table presents our web traffic for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		% Change
	2019	2018
Desktop Unique Visitors	62,427	68,807	(9)%
Mobile Website Unique Visitors	80,590	74,789	8%
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
The following table presents the number of claimed active locations as of the dates presented (in thousands, except percentages):

	As of September 30,		% Change
	2019	2018
Active Claimed Local Business Locations	4,785	4,203	14%

Paying Advertising Locations and Paying Advertising Accounts
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period.
The following table presents the number of paying advertising locations during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		% Change
	2019	2018
Paying Advertising Locations	563	524	7%
Paying advertising accounts comprise all business accounts from which we recognized advertising revenue in a given three-month period. As with our advertising revenue classification, paying advertising accounts excludes subscription and other services customers that are not also advertising customers.
The following table presents the number of paying advertising accounts during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		% Change
	2019	2018
Paying Advertising Accounts	209	194	8%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue	Amount	% of revenue
	(in thousands, except percentages)
Net revenue by product:
Advertising	$253,098	96%	$232,502	96%	$717,973	96%	$672,712	96%
Transactions	3,074	2	3,042	2	9,528	2	10,402	2
Other services	6,302	2	5,552	2	17,870	2	15,919	2
Total net revenue	262,474	100	241,096	100	745,371	100	699,033	100
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,514	6	14,177	6	45,754	6	43,618	6
Sales and marketing	127,655	49	121,759	51	374,016	50	362,054	52
Product development	56,661	22	53,764	22	169,302	23	158,046	23
General and administrative	39,703	15	30,302	13	101,927	14	90,892	13
Depreciation and amortization	12,391	5	10,713	4	36,507	5	31,250	4
Total costs and expenses	252,924	97	230,715	96	727,506	98	685,860	98
Income from operations	9,550	3	10,381	4	17,865	2	13,173	2
Other income, net	3,063	1	3,921	2	11,645	2	9,950	1
Income before income taxes	12,613	4	14,302	6	29,510	4	23,123	3
Provision for income taxes	(2,552)	(1)	684	—	(5,781)	(1)	281	—
Net income attributable to common stockholders	$10,061	3%	$14,986	6%	$23,729	3%	$23,404	3%
Three and Nine Months Ended September 30, 2019 and 2018
Net Revenue
We generate revenue from our advertising products, transactions and other services. Total net revenue increased $21.4 million, or 9%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $46.3 million, or 7%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Advertising. We generate advertising revenue from the sale of our advertising products — including enhanced listing pages and performance and impression-based advertising in search results and elsewhere on our platform — to businesses of all sizes, from national to individual local businesses. Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners, and monetization of remnant advertising inventory through third-party ad networks.
Advertising revenue increased $20.6 million, or 9%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $45.3 million, or 7%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in each period was due to growth in paying advertising locations, driven by improved advertiser retention and local sales force productivity.
We expect our net advertising revenue to continue to increase as we continue to add paying advertising locations.
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

Transactions revenue remained consistent in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and decreased $0.9 million, or 8%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was primarily due to a decrease in fees earned from Grubhub for processing credit card transactions related to Grubhub orders that originated on Yelp. Over a transition period following its acquisition of Eat24 from us in October 2017, Grubhub increasingly processed the credit card transactions related to such orders directly, thereby reducing the fees it paid us to process them on its behalf. Transactions revenue from our revenue-sharing arrangements increased in the nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.
Other Services. We generate revenue through our subscription services, which include our Yelp Reservations, Yelp Waitlist and other subscription products. We also generate revenue through our Yelp Knowledge program, which provides access to Yelp data for a licensing fee, as well as other non-advertising related partnerships.
Other services revenue increased $0.8 million, or 14%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $2.0 million, or 12%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in each period was primarily due to an increase in the number of customers purchasing our Yelp Reservations and Yelp Waitlist subscription products.
Cost of Revenue
Our cost of revenue consists primarily of credit card processing fees and website infrastructure expense, which includes website hosting costs and employee costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app. Cost of revenue also includes third-party advertising fulfillment costs.
Cost of revenue increased $2.3 million, or 16%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $2.1 million, or 5%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases in the three and nine months ended September 30, 2019 were primarily attributable to:

•	increases of $1.4 million and $2.3 million, respectively, in advertising fulfillment costs driven by an increase in activity; and

•
increases in website infrastructure expense of $0.7 million and $1.8 million, respectively, due to increases in the use of our website and in the number of employees supporting the website infrastructure.

This increase in the nine months ended September 30, 2019 was partially offset by a decrease of $1.1 million in merchant fees, as we processed fewer credit card transactions for Grubhub.
We expect cost of revenue as a percentage of net revenue to remain relatively consistent with with cost of revenue as a percentage of net revenue in 2018.
Sales and Marketing
Our sales and marketing expenses primarily consist of employee costs (which include sales commission expense and stock-based compensation expense) for our sales and marketing employees. In addition, sales and marketing expenses include business and consumer acquisition marketing, community management, branding and advertising costs, as well as allocated facilities and other supporting overhead costs.
Sales and marketing expenses increased $5.9 million, or 5%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $12.0 million, or 3%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases in the three and nine months ended September 30, 2019 were primarily attributable to $10.1 million and $24.6 million, respectively, in additional employee costs primarily resulting from increases in sales commission expenses as a result of improved sales team productivity which helped to drive the increase in advertising revenue, and to a lesser extent from increased salary costs as a result of increased multi-location sales teams headcount.
These increases were partially offset by decreases of $3.9 million and $14.5 million in the three and nine months ended September 30, 2019, respectively, in marketing and advertising costs, primarily due to our continued efforts to optimize our marketing spend, particularly as our Yelp Reservations and Yelp Waitlist products drove consumer usage, which allowed us to reduce our reliance on consumer marketing.
Although we expect our sales and marketing expenses to continue to increase in 2019, we expect the pace of growth to be lower in 2019 than in recent years as a result of our planned focus on our most efficient sales channels, relocation of our sales force to more cost-effective locations and optimization of our consumer marketing spend. We expect overall sales headcount to decline modestly by the end of 2019 as compared to the prior year, as our decreasing reliance on growing local sales headcount to drive revenue growth more than offsets the growth of our multi-location sales teams.

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
Product development expenses increased $2.9 million, or 5%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $11.3 million, or 7%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases in the three and nine months ended September 30, 2019 were primarily attributable to $2.3 million and $9.4 million, respectively, of additional employee costs associated with increased headcount, which drove more research and development activities, primarily for new and enhanced business-owner products, and to a lesser extent, enhancements to the consumer experience.
The remaining increase in the nine months ended September 30, 2019 was primarily attributable to an increase of $1.6 million in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount.
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
General and administrative expenses increased $9.4 million, or 31%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $11.0 million, or 12%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases in the three and nine months ended September 30, 2019 were primarily attributable to $7.1 million of fees related to shareholder activism. The remaining increases for the three and nine months ended September 30, 2019 were driven by a $2.1 million and $7.9 million increase, respectively, in employee costs, consulting costs, and facilities and other overhead costs required to support the growth of the business, partially offset in the nine-month period by a $4.0 million decrease in provision for doubtful accounts resulting from a decline in the rate of bad debt associated with local advertising customers.
Adjusting for the fees related to shareholder activism incurred in the three months ended September 30, 2019, we expect general and administrative expenses as a percentage of net revenue in 2019 to remain consistent with general and administrative expenses as a percentage of net revenue in 2018.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense increased $1.7 million, or 16%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and $5.3 million, or 17%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases in the three and nine months ended September 30, 2019 were primarily attributable to increases in depreciation associated with capitalized website and internal use software development costs, as we invested in additional features for consumers and business-owner products, as well as leasehold improvements related to additional leased facilities.
We expect depreciation and amortization expense as a percentage of net revenue in 2019 to remain consistent with depreciation and amortization as a percentage of net revenue in 2018.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, and foreign exchange gains and losses.

Other income, net decreased by $0.9 million, or 22%, in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased by $1.7 million, or 17%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in the three months ended September 30, 2019 is primarily due to a decrease in cash held in interest bearing accounts, primarily as a result of cash used as part of the stock repurchase program (see "Liquidity and Capital Resources" section). The increase in the nine months ended September 30, 2019 is primarily due to an increase in the rates of interest income earned on marketable investments, offset by a decrease in cash held in interest bearing accounts as a result of the stock repurchase program.
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
The provision for income taxes increased by $3.2 million (from a benefit to a provision) in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 and increased by $6.1 million (from a benefit to a provision), in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increases in the three and nine months ended September 30, 2019 are primarily due to the Company’s release of valuation allowance against certain deferred tax assets in the year ended December 31, 2018 and the change from a discrete effective tax rate method to the annual effective tax rate method effective January 1, 2019. (See "Note 16. Income Taxes" of the Notes to Consolidated Condensed Financial Statements included under Part I, Item 1 in this Quarterly Report.)
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

•
adjusted EBITDA does not take into account any costs that management determines are not indicative of ongoing operating performance, such as restructuring and integration costs in 2017 and fees related to shareholder activism in 2019; and

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
EBITDA. EBITDA is a non-GAAP financial measure that we calculate as net income, adjusted to exclude: provision for (benefit from) income taxes; other income, net; and depreciation and amortization.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income, adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items.
The following is a reconciliation of net income to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of net income to EBITDA and adjusted EBITDA:
Net income	$10,061	$14,986	$23,729	$23,404
Provision for (benefit from) income taxes	2,552	(684)	5,781	(281)
Other income, net	(3,063)	(3,921)	(11,645)	(9,950)
Depreciation and amortization	12,391	10,713	36,507	31,250
EBITDA	21,941	21,094	54,372	44,423
Stock-based compensation	29,236	29,194	91,006	85,732
Fees related to shareholder activism (1)	7,116	—	7,116	—
Adjusted EBITDA	$58,293	$50,288	$152,494	$130,155
(1) Recorded within general and administrative expenses on our Condensed Consolidated Statements of Operations.
Liquidity and Capital Resources
As of September 30, 2019, we had cash and cash equivalents of $123.4 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of September 30, 2019 was $5.5 million. We did not have any outstanding bank loans or credit facilities in place as of September 30, 2019.
Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e., rated ‘A+’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012 and our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended ("ESPP"), as well as proceeds from our sale of Eat24 to Grubhub in October 2017.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" included under Part II, Item 1A in this Quarterly Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements, our anticipated repurchases of common stock pursuant to our stock repurchase program, payment of taxes related to the net share settlement of equity awards as well as purchases of property, equipment and software for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be wrong and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may require or otherwise seek additional funds in the next 12 months to respond to business challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies, and, accordingly, we may need to engage in equity or debt financings to secure additional funds.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$149,268	$116,115
Net cash provided by (used in) investing activities	133,132	(145,861)
Net cash used in financing activities	(491,964)	(91,239)
Operating Activities. We generated $149.3 million of cash from operating activities during the nine months ended September 30, 2019, primarily resulting from our net income of $23.7 million, which included the following noncash items:

•	depreciation and amortization expenses of $36.5 million;

•	stock-based compensation expense of $91.0 million;

•	noncash lease cost of $31.4 million; and

•	provision for doubtful accounts of $15.3 million.
In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $29.4 million due to an increase in billings for advertising plans, particularly for customers paying in-arrears, as well as the timing of payments from these customers;

•	an increase in prepaid expenses and other assets of $2.3 million;

•	a decrease in operating lease liabilities of $31.0 million due to lease payments made during the quarter; and

•
an increase in accounts payable, accrued liabilities and other liabilities of $17.3 million, primarily driven by an increase in accrued employee compensation and related costs due to a change in the frequency of pay cycles. This increase was partially offset by a decrease in accrued expenses related to various operating expenses.

We generated $116.1 million of cash from operating activities in the nine months ended September 30, 2018, primarily resulting from our net income of $23.4 million, which included the following non-cash items:

•	depreciation and amortization expenses of $31.3 million;

•	stock-based compensation expense of $85.7 million; and

•	provision for doubtful accounts of $19.3 million.
In addition, significant changes in our operating assets and liabilities resulted from the following:

•
an increase in accounts receivable of $25.0 million due to an increase in billings for advertising plans, particularly for customers paying in-arrears, as well as the timing of payments from these customers;

•
an increase in prepaid expenses and other assets of $2.1 million, primarily driven by an increase in the purchase of prepaid software licenses and tax-related receivables, partially offset by a decrease in non-trade receivables; and

•
a decrease in accounts payable, accrued liabilities and other liabilities of $13.7 million, primarily driven by a decrease in accrued income taxes as a result of income tax payments made on taxable income from the 2017 financial year, which was primarily as a result of the gain on disposal of Eat24. This decrease was partially offset by higher accrued compensation costs as a result of increased headcount.

Investing Activities. We generated $133.1 million of cash in investing activities during the nine months ended September 30, 2019. Cash generated from investing activities during this period primarily related to the maturity of $530.6 million of investment securities held to maturity, and the release of an escrow deposit of $28.8 million in connection with our sale of Eat24. Cash generated from investing activities was partially offset by purchases of marketable securities of $396.6 million and purchases of property, equipment and software of $30.0 million, primarily related to investments in website and mobile app development, as well as internal-use software.

We used $145.9 million of cash in investing activities during the nine months ended September 30, 2018. Cash used in investing activities during this period primarily related to purchases of marketable securities of $572.8 million and purchases of property, equipment and software of $33.9 million. Cash used in investing activities was partially offset by the maturity of $460.8 million of investment securities held to maturity.
We expect our investments in website and mobile app development during the remainder of 2019 to be consistent with our levels of investment in website and mobile app development during 2018.
Financing Activities. During the nine months ended September 30, 2019, we used $492.0 million of cash for financing activities, consisting of $475.0 million to repurchase shares of common stock pursuant to our stock repurchase program and $32.8 million to pay taxes related to the net share settlement of equity awards for our employees. These were partially offset by $15.8 million in cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP.
During the nine months ended September 30, 2018, we used $91.2 million for financing activities, consisting of $72.0 million to repurchase common stock pursuant to our stock repurchase program and $41.1 million to pay taxes related to the net share settlement of equity awards for our employees, partially offset by $21.8 million in cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP.
We expect to continue using cash for financing activities during the remainder of 2019. The extent of cash used for financing activities will depend on the amount of stock repurchases we complete under the remaining $25.0 million authorization for our current stock repurchase program, as described below.
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
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. As a result, we expect that cash used in financing activities will continue to increase as we make repurchases pursuant to this program. During the nine months ended September 30, 2019 and 2018, we repurchased on the open market 14.0 million shares and 1.8 million shares, respectively, for aggregate purchase prices of $475.0 million and $72.0 million, respectively.
From the end of the third quarter through October 31, 2019, we did not have any additional share repurchases.
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
Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and our interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by the collusion of two or more people or by management override of controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants us and certain of our officers. The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Exchange Act by us and our officers for allegedly making materially false and misleading statements regarding our business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On August 2, 2018, we and the other defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part on November 27, 2018. On October 22, 2019 the Court approved a stipulation to certify a class in this action. The case remains pending.
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
Advertisers will not advertise with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver compelling ad products in an effective manner, or if we do not provide accurate, easy-to-use analytics and measurement solutions that demonstrate the effectiveness and value of our products. As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products; in fact, as a result of our transition to non-term contracts for most of our new local advertising customers in May 2018, a substantial and increasing portion of our advertisers have the ability to cancel their ad campaigns at any time without penalty. As a result, any decrease in customer satisfaction, economic downturn or other change negatively affecting our ability to retain advertisers may have an earlier and more concentrated effect on our results going forward than prior to our transition to non-term contracts, when our multi-month advertising contracts imposed a fee for early cancellations. If we are unable to quickly and effectively respond to such developments, our ability to maintain and expand our advertiser base will be harmed. In addition, the negative impact of attrition on our financial results may be greater with respect to advertisers who are billed in arrears, as the vast majority of our advertisers are, if they fail to make payment on ads that have already been delivered.
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
We will face both executional and industry challenges in our efforts to win in our key categories. For example, developing comprehensive restaurant and home & local services solutions may require substantial investments and significant changes to our existing platform, products and content, and our development efforts in one category may not translate to the other. The restaurants and home & local services markets themselves will also present significant hurdles. In addition to being highly competitive, fragmented industries, neither has yet fully embraced online solutions of the type we offer. The majority of restaurants and diners continue to use the traditional offline ordering and booking methods involving the telephone, paper menus that restaurants distribute to diners and pen-and-paper or other offline reservation books. Similarly, many of our consumers continue to search for, select and hire service professionals offline through word-of-mouth and referrals. Changing traditional habits is difficult, and the speed and ultimate outcome of the shift of these markets online for consumers and businesses alike is uncertain and may not occur as quickly as we expect, or at all. Even if we are successful in developing comprehensive solutions and overcoming industry challenges in these categories, we may not realize the benefits that we expected from pursuing this strategy or may not realize them within a reasonable time. For example, the traffic and engagement driven by our offerings in the restaurants category may not result in higher traffic and engagement in our higher-value home & local services category as we expect.
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
As our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, availability of employee talent and costs. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. If these organizations are unable to adapt quickly and effectively to changes or adjustments to our organization, our business will be harmed. Similarly, we are increasingly focused on achieving greater cost-effectiveness in our advertising business; while we plan to continue investing in our direct sales force, we also plan to emphasize other, more efficient sales channels, such as self-serve and sales partnerships, and may otherwise pursue new strategies for high-margin revenue growth. These and other changes in our sales organization, sales force hiring priorities or in the way we structure compensation of our sales organization may be disruptive and may affect our ability to generate revenue.
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
We base many of our decisions on our commitment to providing the consumers who use our platform with a great experience. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we believe excessively degrade the consumer experience, even if such decisions negatively impact our results of operations in the short term. For example, we phased out our brand advertising products in part because demand in the brand advertising market had shifted toward products disruptive to the consumer experience. Any decisions we make that prioritize consumers may negatively impact our relationship with existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this approach has served the long-term interests of our company and our stockholders and will continue to do so in the future.
*We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, software engineers, marketing professionals and advertising sales staff. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. For example, our former Chief Financial Officer left the Company in the third quarter. While we seek to manage these transitions carefully, including establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. Further, if our senior management team fails to work together effectively or execute our plans and strategies on a timely basis, our business could be harmed.

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

•	continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;

•	effectively adapt our products and services to mobile and other alternative devices as usage of such devices continues to increase;

•	successfully compete with existing and future providers of other forms of offline and online advertising;

•	successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;

•	successfully manage our growth;

•	successfully develop and deploy new features and products;

•	manage and integrate successfully any acquisitions of businesses, solutions or technologies;

•	avoid interruptions or disruptions in our service or slower than expected load times;

•	develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;

•	hire, integrate and retain talented personnel;

•	effectively manage our complex employee operations and organization; and

•	effectively identify, engage and manage third-party partners and service providers.
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
Our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. However, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or raise questions about the integrity of our data. Similarly, as both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. We may revise or cease reporting metrics if we determine such metrics are no longer accurate or appropriate measures of our performance. For example, we stopped reporting our claimed local business locations metric and instead disclose the number of active claimed local business locations, which we believe provides a better measure of the number of businesses that represent the highest quality leads available to our local sales force than our claimed local business locations metric. We also plan to phase out our paid advertising accounts metric and replace it with paid advertising locations, which we believe provides a better measurement of our market penetration, each as described in greater detail under "Key Metrics" included under Part I, Item 2 in this Quarterly Report. If our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.
Because we recognize revenue from a portion of our advertising products over the term of an agreement, a significant downturn in our business may not be immediately reflected in our results of operations.
We recognize revenue from sales of our advertising products over the terms of the applicable agreements. Although an increasing portion of our advertising contracts are non-term contracts, a portion of our customers continue to be subject to contracts with terms. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, a decline in new or renewed agreements in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in advertising sales may not be reflected in our short-term results of operations.
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

It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the Federal Trade Commission and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In April 2016, the European Commission approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, and a new general data protection regulation took effect in the European Union in May 2018, each of which may be subject to varying interpretations and evolving practices that would create uncertainty for us. The recently passed California Consumer Privacy Act ("CCPA"), which is expected to become effective in 2020, also creates new data privacy rights for users that may result in significantly greater compliance burdens for us. It remains unclear how this legislation will be interpreted. Changes like these could increase our administrative costs and make it more difficult or less attractive for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue.
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
*Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the adjudication of certain disputes, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction and further provides that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to the provisions of such provision.This exclusive-forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.
*Future sales of our common stock in the public market could cause our share price to decline.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2019, we had 70,199,923 shares of common stock outstanding.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended September 30, 2019 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 – July 31, 2019	822	$34.48	822	$74,049
August 1 – August 31, 2019	1,271	$33.10	1,271	$31,983
September 1 – September 30, 2019	212	$32.92	212	$25,007
Total	2,305		2,305

(1)
On November 27, 2018, our board of directors authorized a stock repurchase program under which we may repurchase up to $250 million of our outstanding common stock. On February 11, 2019, our board of directors authorized us to repurchase an additional $250 million of our outstanding common stock, bringing the total amount of repurchases authorized under our stock repurchase program to $500 million. The timing of repurchases and number of shares repurchased depend on a variety of factors, including liquidity, cash flow and market conditions. See "Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report.

(2)	Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Unit Purchase Agreement, dated as of August 3, 2017, by and among Yelp Inc., Eat24, LLC, Grubhub Inc. and Grubhub Holdings Inc.	10-Q	001-35444	2.3	8/9/2017
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	2/13/2019
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and interim Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

YELP INC.
Date:	November 8, 2019	/s/ James Miln
James Miln
Interim Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)