Form 10-K
period 2019-12-31
YELP INC
filed 2020-02-28
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,991,454,326 as of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange LLC reported for June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter. Excludes an aggregate of 13,668,058 shares of the registrant’s common stock held by officers, directors, affiliated stockholders and The Yelp Foundation as of June 30, 2019. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2019, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2019. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 21, 2020, there were 71,839,649 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2019 ANNUAL REPORT ON FORM 10-K
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
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Reservations, Yelp Waitlist, Yelp WiFi Marketing, our business owner products or Yelp Eat24, which we sold on October 10, 2017.
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
ii

PART I

Item 1. Business.
Company Overview
Yelp's mission is to connect consumers with great local businesses. Since our founding in 2004, we have built a trusted local platform that delivers significant value to both consumers and businesses by helping each discover and interact with the other. Our unrivaled content helps consumers save time and money. Our advertising and other products help business owners increase their visibility and connect with our large audience of purchase-oriented consumers. Yelp's core features and functionalities include:
•Content. Yelp brings “word of mouth” online through consumer ratings, reviews, photos and more that share everyday business experiences. As of December 31, 2019, consumers had contributed approximately 205.4 million cumulative reviews of almost every type of local business. These contributions drive a powerful network effect whereby the expanded content draws in more consumers (and more prospective contributors), which improves the value proposition of our products to local businesses.
•Discovery. Each day, millions of consumers search for great local businesses using Yelp's website and mobile app, as well as third-party partner services like Apple’s Siri and Amazon’s Alexa personal assistant programs. Business owners, in turn, use our free and paid products to showcase and differentiate their businesses to these intent-driven consumers. For example, business representatives are able to provide information about their businesses and respond to reviews, among other things, by registering for a free account and “claiming” the business listing page for each of their locations. By December 31, 2019, business representatives had claimed approximately 4.9 million active business listing pages on Yelp. Businesses that want to further promote themselves can also pay for premium services such as targeted search advertising and additional enhancements to their business listing pages.
•Engagement. Yelp provides multiple channels for consumers and businesses to engage directly with each other. In addition to writing and responding to reviews, consumers and businesses can interact through messaging features like Request-A-Quote and through our convenient transaction capabilities such as online food ordering. Every month, consumers generate millions of leads for businesses by calling, clicking and submitting Request-A-Quote inquiries through Yelp. Our restaurants category accounts for a significant portion of the engagement on our platform, and frequently serves as the starting point for traffic and engagement in other categories, such as home & local services. Our investments in Yelp Reservations, our online reservations product, and Yelp Waitlist, which allows consumers to check wait times at restaurants and join waitlists remotely, have not only driven substantial engagement in the restaurants category, they have also driven a growing stream of recurring subscription revenue. We have also designed the user experience on our mobile app, where we find our most engaged users, to highlight these and other features in our most highly trafficked category.
•Attribution and Analytics. We offer businesses a range of tools and features that measure the effectiveness of our products and provide business insights. In addition to the reporting and advertising-management features available through our Yelp for Business Owners app, we offer store-level attribution through our Yelp Store Visits product and integrations with third-party data partners. These detailed reporting and analytics capabilities continued to help us sell our advertising products more successfully to multi-location advertisers in 2019, growing revenue from these customers by 22% in 2019 compared to 2018. We also provide businesses with local analytics and insights based on our historical data and other proprietary content through our Yelp Knowledge program.
We generate revenue primarily from the sale of advertising on our website and mobile app to businesses and, to a lesser extent, from fees on transactions completed on our platform and subscription fees for our non-advertising products. During the year ended December 31, 2019, we generated net revenue of $1.0 billion, representing 8% growth over 2018, net income of $40.9 million and adjusted EBITDA of $213.5 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” in this Annual Report.
Our Strategy
Following our transition to a multi-channel, on-demand business model, which we completed in 2018 with our move to non-term advertising contracts, we embarked on an ambitious, multi-year business transformation plan designed to drive and sustain profitable long-term growth. The strategy underlying this plan, which we began executing in 2019, looks to leverage our competitive advantages — our brand, our large audience of intent-driven consumers, our content and the network dynamics on our platform — to increase the value we provide to consumers and businesses, while continuing to drive efficiency in our business model. As we continue executing on our plan in 2020, we will look to further advance the strategic initiatives we began in 2019.
Revenue Growth
•Winning in Key Categories. We are working to address our customers' operational needs with innovative solutions that build on our strengths in key categories. In restaurants, our most trafficked category, our Yelp Reservations and Yelp Waitlist products delighted both consumers and business owners in 2019 — we more than doubled the number of diners seated via Yelp and increased the combined revenue from these products by a double-digit percentage compared to 2018. We expect to substantially increase the number of diners seated via Yelp again in 2020, and we believe this consumer activity will have the added benefit of supporting strong consumer usage and engagement across other categories. We also plan to increase monetization of these subscription services in 2020 through price optimization and cross selling.
In home & local services, our largest and fastest growing category by revenue, we have driven consumer adoption with innovative product experiences like Request-A-Quote, and plan to continue leveraging products with the goal of increasing our monetization of this category. Revenue attributable to Request-A-Quote increased nearly 60% in 2019 compared to 2018, and we significantly increased paid leads to advertisers in this category in 2019, which drove strong acquisition and retention among service provider customers. In 2020, we will continue to explore ways to increase the number of paid leads to customers in this category and provide customers with greater control over the types of leads they receive.
•Expanding Our Product Offerings. In addition to developing new advertising products to help our customers differentiate their businesses, we are adapting how we market and merchandise our products based on a business's unique attributes and needs. Matching advertisers to the right products at the right prices will be a priority for us in 2020 and we plan to provide more products across a range of price points to bridge the gap between our free offerings and our targeted search advertising product. For example, we plan to introduce additional profile products in 2020 to complement the affordably priced products we launched in 2019, including our Business Highlights, Portfolios and Yelp Connect products. The initial success of these products gives us confidence that delivering the right product fit to our customers will drive customer satisfaction and improve advertiser lifetime value in turn.
•Providing More Value to Business Customers. We aim to provide advertisers with more value for their money, with the goal of driving monetization by increasing trial conversion, customer satisfaction and, ultimately, retention. We believe our efforts to increase the leads delivered to our paying customers, optimize cost-per-click, or CPC, prices and evolve our product experience to provide greater value to businesses have the potential to substantially increase revenue through retention. For example, we delivered 34% more ad clicks to our advertisers in 2019 than 2018 at an 18% lower average CPC, and saw improved retention among non-term advertisers as a result. We plan to continue making improvements to our advertising auction and our Request-A-Quote lead matching capabilities in 2020. Other initiatives include providing our advertisers with more ways to promote their businesses and more control over their ad campaigns. For example, we plan to introduce new types of ads, such as themed ads, which highlight advertisers that respond quickly to consumers or provide free quotes or consultations, and to continue expanding customization options to allow advertisers to tailor their campaigns. We also plan to further develop our analytics tools to show advertisers how their ads are performing relative to competitors and how to optimize their spend.
•Capturing the Multi-location Opportunity. We plan to drive continued momentum in our multi-location advertising business by expanding upon our successful go-to-market strategy and offering more solutions to meet the needs of large advertisers. In 2019, we expanded our multi-location sales force by more than 25% as we looked to grow our business with the top 250 restaurants and retailers by revenue, one-third of which were paying customers by the end of the year. We plan to further expand our multi-location sales force in 2020 to extend coverage to multi-location businesses in the services category. On the product side, we are continuing to create compelling new ad formats tailored to the needs of multi-location businesses, including more ways for multi-location advertisers to drive consumer purchases during their key selling seasons. We believe these initiatives will position us to capture a larger share of the multi-location opportunity.
•Enhancing the Consumer Experience. Consumers drive the network dynamics on which our value proposition is based: increasing consumer traffic and content contribution further benefits consumers and underpins our ability to create value for businesses through our products and services. To maintain strong growth in our app usage and deepen user engagement, we remain focused on delivering unique product experiences that delight consumers. One of the ways we did that in 2019 was by creating an even more personalized Yelp experience for our users, and we plan to expand the personalized recommendations we offer in 2020. We are also creating new features that draw on Yelp’s unique content and comprehensive local data, as well as partnerships, to deliver only-on-Yelp product experiences. For example, in 2019 we introduced new features for Yelp Waitlist, including Predictive Wait Times and Notify Me, that contributed to a doubling of diners seated via Yelp in 2019 compared to 2018. We believe experiences like booking sought-after seats at Yelp-exclusive restaurants, skipping the line at popular eateries and saving time and money on projects arranged via Request-A-Quote will help maintain strong growth in app usage and deepen consumer engagement, thereby increasing our value proposition to businesses. To that end, we plan to launch an updated user interface for our mobile app in 2020 that we believe will better engage consumers, be easier to use and offer added convenience.
Improved Profitability
•Focusing on Our Most Efficient Sales Channels. In 2019, we shifted our emphasis to the most efficient and high-margin sales channels, our multi-location and self-serve channels. The success of this initiative — revenue from the multi-location and self-serve channels increased by 22% and 30% compared to 2018, respectively — improved the economics of our business, allowing us to reduce our local sales force by 10% in 2019 without sacrificing revenue growth. We plan to continue our efforts to expand our multi-location business in 2020. We also plan to continue expanding the products and customization options available through our self-serve channel in 2020, which allows businesses to purchase ads directly through our website and generates high-margin revenue without heavy involvement from our sales force.
•Improve Retention by Delivering More Value. We believe there is substantial opportunity to drive profitable growth by improving customer and revenue retention. In 2019, we accomplished this by delivering greater value to advertisers, which improved their satisfaction with our products and led to increased spending over time. For example, in 2019, we improved non-term advertising revenue retention by a mid-teens percentage as we delivered more leads at lower CPCs. In 2020, we plan to continue these efforts as well as further enhance the quality and targeting of our ads.
•Optimizing Cost Structure and Controlling Expenses. Our ability to improve our margins will depend on our ability to effectively control and, where possible, reduce our expenses. In 2019, we reduced the size of our local sales force by 10%, significantly reduced the size of our San Francisco sales office and relocated a number of G&A positions from San Francisco to our Phoenix office, reducing some of the ongoing operating expenses associated with those teams. We do not plan to grow our local sales headcount in 2020, consistent with our focus on our most efficient sales channels. We also plan to expand the product and engineering teams in our Toronto office to further take advantage of lower-cost markets.
We intend to continue evaluating opportunities to control or reduce other corporate expenses throughout 2020. In 2019, we reduced our marketing spend on consumer traffic, instead relying more heavily on in-app and cross-product marketing as well as on the organic traffic growth driven by our community development efforts. In 2020, we plan to continue capitalizing on the product and marketing investments we made in prior years — particularly the investments we made in Yelp Reservations and Yelp Waitlist to drive consumer engagement — to control our marketing spend.
Our Products and Services
Advertising
We provide a range of free and paid advertising products to businesses of all sizes, including the ability to deliver targeted search advertising to large local audiences through our website and mobile app. As in past years, advertising accounted for the vast majority of our revenue during the year ended December 31, 2019, accounting for 96% of our revenue, which was flat compared to the year ended December 31, 2018 and up from approximately 91% for the year ended December 31, 2017. We recognize revenue from our business listing and advertising products, including advertising sold by partners, as advertising revenue.

Free Online Business Account	We enable businesses to create a free online business account and claim the listing page for each of their business locations. With their free business accounts, businesses can view trends (e.g. statistics and charts of the performance of their pages on our platform), use the Revenue Estimator tool to quantify the revenue opportunity Yelp provides, message customers (e.g. by replying to messages or reviews either publicly or directly), update listing information (e.g. address, hours of operation) and offer Yelp Deals and Gift Certificates.

Branded Profile	Our Branded Profile product provides businesses with access to premium features in connection with their business listing pages, such as the ability to update listing information and select photos or videos to highlight on the page through a slideshow feature. Businesses can also promote a desired transaction of their choosing — such as scheduling an appointment or printing a coupon — directly on their business listing pages with our Call to Action feature. This feature transfers consumers from a business’s listing page to the business’s own website to complete the action. Account support is available via phone and email for businesses that purchase a Branded Profile program.

Enhanced Profile	In addition to providing businesses with the same premium features and support options as our Branded Profile product, our Enhanced Profile product restricts how ads from other businesses appear on the business listing pages of our Enhanced Profile customers.

Yelp Verified License	Yelp Verified License is a badge that appears on business listing pages as a paid upgrade for certain licensed advertisers, primarily in our home & local services category. The badge indicates that we have verified the business's trade license and confirmed it was in good standing as of a certain date, allowing businesses to distinguish themselves as licensed and helping consumers make safe and confident decisions when selecting businesses for their projects.

Business Highlights	Businesses in eligible categories can pay to highlight up to six attributes that make their business unique — e.g. "Family Owned" or "Pet Friendly." These highlights appear on business listing pages in a section called "Highlights from the Business," and the top two highlights also appear in organic and sponsored search results for that business.

Yelp Portfolio	Our Yelp Portfolio product allows businesses to showcase their specialties to prospective customers through a photo collection of projects. A business's Portfolio is displayed on its business listing page and can include additional details such as costs, timelines and services provided, allowing potential customers to learn more about the business and helping them decide if the business is the best fit for their upcoming project. Yelp Portfolio is currently available for businesses in certain home & local services categories.

Yelp Connect	Yelp Connect gives businesses an opportunity to tell users more about what makes their business special through posts appearing on their business listing pages by highlighting the unique features of the business, upcoming events, limited time offers and other timely content. Yelp automatically promotes Yelp Connect posts to a business's followers.

Search and Other Ads	We allow businesses to promote themselves as a sponsored search result on our platform, on the listing pages of related businesses and as suggested “additional businesses” for consumers using our Request-A-Quote feature. We sell ads primarily on a CPC basis, though we also offer impression-based ads.

Ad Resales	We also generate revenue through the resale of our advertising products by certain agencies and partners, such as Thryv (formerly DexYP), as well as monetization of remnant advertising inventory through third-party ad networks. In 2018, we launched the Yelp Ads Certified Partners Program, which allows partner agencies to independently sell and manage ad campaigns on behalf of their small and medium-sized business clients, providing increased centralization and flexibility.
Transactions
In addition to our advertising products, we also offer several features and consumer-interactive tools to facilitate transactions between consumers and the local businesses they find on Yelp. We recognize revenue from these sources on a net basis as transactions revenue.

Eat24 and the Grubhub Partnership	Prior to our sale of Eat24 to Grubhub on October 10, 2017, we generated revenue from our Yelp Eat24 business through arrangements with restaurants in which restaurants paid a commission percentage fee on orders placed through Yelp Eat24. Following the sale, Eat24’s restaurant network remains integrated on our platform and, pursuant to our strategic partnership, Grubhub’s restaurant network was integrated onto our platform mid-2018. This partnership has provided consumers with a wider selection of restaurants and better delivery options, while improving our per-order profitability.

Yelp Platform	The Yelp Platform allows consumers to transact with businesses directly on our website or mobile app through partner integrations. Consumers can order flowers, purchase event tickets, and book spa and salon appointments, among many other transaction opportunities, all without leaving Yelp.

Yelp Deals	Our Yelp Deals product allows local business owners to create promotional discounted deals for their products and services, which are marketed to consumers through our platform. We typically earn a fee based on the discounted price of each deal sold. We process all customer payments and remit to the business the revenue share of any Yelp Deal purchased.

Other Services
We generate other revenue through subscription services, licensing payments for access to Yelp data and other non-advertising, non-transaction arrangements. We recognize revenue from these sources as other services revenue.

Yelp Reservations	We provide restaurants, nightlife and certain other venues with the ability to offer online reservations directly from their Yelp business listing pages through our Yelp Reservations product, which also includes front-of-house management tools. We offer this product as a monthly subscription service.

Yelp Waitlist	Yelp Waitlist is a subscription-based waitlist management solution that allows consumers to check wait times and join waitlists remotely and businesses to efficiently manage seating and server rotation. Yelp Waitlist is available directly on business listing pages as well as in-store kiosks.

Yelp Knowledge	Through partnerships with companies such as Sprinklr, InMoment and Chatmeter, our Yelp Knowledge program offers business owners local analytics and insights through access to our historical data and other proprietary content. Our Yelp Knowledge partners pay us program fees for access to Yelp Knowledge content.

Other Partnerships	Other non-advertising partner arrangements include content licensing and allowing third-party data providers to update and manage business listing information on behalf of businesses.
Revenue by Product
The following table provides a breakdown of our revenue by product for the years indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net revenue by product:
Advertising	$976,925	$907,487	$775,678
Transactions	12,436	13,694	60,251
Other services	24,833	21,592	14,918
Total net revenue	$1,014,194	$942,773	$850,847

Sales
We sell our products directly through our sales force, indirectly through partners and online through our website. Our sales force consisted of 3,844 employees as of December 31, 2019 and is located across our offices in San Francisco, California, Scottsdale, Arizona, New York, New York, Chicago, Illinois, Washington, D.C., and Toronto, Ontario, as well as across a remote workforce to an increasing extent.

Direct Sales. A large majority of our sales force — 3,600 employees as of December 31, 2019 — is dedicated to selling our advertising products, with a significantly smaller component responsible for selling our subscription products. Our sales force primarily sells CPC advertising; only a small percentage of ads continue to be impression-based. Sales representatives are primarily responsible for generating qualified sales leads by identifying and contacting businesses through direct engagement, direct marketing campaigns and weekly e-mails to claimed local businesses. Although our direct sales force is primarily focused on increasing revenue by adding new customers, sales representatives on our client partner team engage with existing customers with the goal of increasing their overall spend. Sales representatives are typically compensated on the basis of advertising sold in a given period.
Sales Partnerships. Since 2014, we have allowed partners, such as Thryv, to sell certain of our advertising products as part of a package with their own advertising products to their advertiser bases. The products covered by these arrangements include our Enhanced Profile and CPC advertising. In 2018, we launched the Yelp Ads Certified Partner Program with the aim of making it more efficient for agencies to manage ad campaigns on behalf of their small and medium-sized business clients. By allowing partner agencies to independently sell and manage ad campaigns rather than working through Yelp to do so, this program has improved the process and increased flexibility. We continue to explore additional partnerships for the sale or bundling of our products, as well as with select marketing agencies.
Self-Serve Ads. Our online, or self-serve, sales channel allows businesses to purchase advertising solutions directly from our website. Businesses can purchase sponsored CPC search advertising, Yelp Connect and business listing page upgrades such as Business Highlights and Yelp Portfolios directly through this channel. The convenience of our self-serve sales channel has helped us expand our customer base, and we are continuing to test approaches to this sales channel, including by offering advertisers more options to customize their ads.
Customer Success. While the focus of our sales force was historically on adding new customers, we also see opportunity to deepen our relationships with existing customers. To this end, our customer success team supports existing business advertisers through account management, cross-selling and retention initiatives. We plan to continue developing our customer success team and streamlining our customer success processes to bolster our ability to respond to changes in revenue retention that may emerge from our non-term advertising customers in particular, who have the ability to cancel their advertising at any time.
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
Community Management
For the above reasons, we foster and support communities of contributors and make the consumer experience a top priority. We have a team of Community Managers and Community Ambassadors based across the United States and Canada whose primary goals are to support and grow their local communities of contributors, raise brand awareness and engage with their surrounding communities through:
•planning and executing fun and engaging events for the community, such as parties, outings and activities at restaurants, museums, hotels and other local places of interest;
•getting to know community members and helping them get to know one another to foster an offline community experience that can be transferred online;
•promoting Yelp, including guest appearances on local television and radio, and at local events such as concerts and street fairs; and
•writing weekly e-mail newsletters to share information with the community about local businesses, events and activities.

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
In general, the communities we entered into earlier are more populous than those we entered into later, and we have already entered most of the largest cities in the United States and Canada. For these and other reasons, launching additional communities may not yield results similar to those of our existing communities. As a result, we continue to believe that development of our existing communities currently provides the greatest opportunity for growth, and plan to continue to focus our community development efforts on existing communities in 2020.
Reviews
As of December 31, 2019, our communities had contributed approximately 205.4 million cumulative reviews of almost every type of local business. Of these cumulative reviews, approximately 145.5 million were recommended and available on business listing pages; approximately 44.4 million were not recommended and available on secondary pages; and approximately 15.5 million had been removed from our platform. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended because they provide additional perspectives and information on reviewed businesses, as well as transparency of the efficacy of our automated recommendation software.
The reviews contributed to our platform cover a wide set of local business categories, including restaurants, shopping, home and local services, beauty and fitness, health and other categories. In the chart below, we highlight the percentage of businesses in a given category that had received a review, the percentage of total reviews by category as of December 31, 2019 and the percentage of our advertising revenue associated with each category. The categories associated with these reviews reflect Yelp's category definitions as of December 31, 2019.

Reviewed Businesses and Reviews
60%
50%
40%
30%
20%
10%
0%
18%
48%
14%
17%
11%
8%
17%
9%
35%
11%
10%
12%
8%
4%
10%
29%
18%
21%
Restaurants
Shopping
Home & Local Services
Beauty & Fitness
Health
Other
Reviewed Businesses[1]
Reviews[2]
% of Ad Revenue[3]

(1) Businesses that had received reviews that were available on our platform — i.e., including reviews that were recommended and not recommended, but not including reviews that had been removed from our platform — as of December 31, 2019, including some businesses that had received only reviews that were not recommended.
(2) Cumulative reviews as of December 31, 2019, including reviews that had been removed from our platform.
(3) Our top five categories accounted for an aggregate of 79% of our advertising revenue (excluding advertising sold by partners) for the year ended December 31, 2019.

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
Technology
Product development and innovation are core pillars of our strategy. We devote a substantial portion of our resources to researching and developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise. In addition, we acquired talent and technology through our acquisitions of Nowait, Inc. and Turnstyle Analytics Inc. in 2017. For the years ended December 31, 2019, 2018 and 2017, product development expenses totaled $230.4 million, $212.3 million and $175.8 million, respectively.
We aim to delight our users and business partners with our products. We provide our web-based and mobile services using a combination of in-house and third-party technology solutions and products:
•Search and Ranking Technology. We leverage the data stored on our platform and our proprietary indexing and ranking techniques to provide our users with contextual, relevant and up-to-date results to their search queries. For example, a consumer desiring environmentally-friendly carpet cleaners does not have to call individual cleaners to inquire about their use of chemical-based cleaning solutions. Instead, the consumer can search for “environmentally-friendly carpet cleaners” on Yelp and discover cleaners with the best service and “green” cleaning products that serve a specific neighborhood.
•Recommendation Software. We employ our proprietary automated recommendation software to analyze and screen all reviews submitted to our platform. We believe our recommendation technology is one of the key contributors to the quality and integrity of the reviews on our platform and the success of our service. See “—Consumer Protection Efforts” below for additional details regarding our recommendation software.
•Mobile Solutions. The number of consumers who access information about local businesses through mobile devices increased substantially in recent years, and we anticipate that use of our mobile platform will be the driver of our growth for the foreseeable future. Our most engaged users are on our mobile app, making it particularly critical to our continued success; for example, in the quarter ended December 31, 2019, mobile devices accounted for approximately 79% of all searches and approximately 75% of all ad clicks on our platform. As a result, we have invested significant resources into the development of our comprehensive mobile platform for consumers supporting the major smartphone operating systems available today, iOS and Android. Over time, we have enhanced the functionality of our mobile platform, such that it provides similar and, in some areas, greater functionality than our website. Some of the innovations we introduced through our mobile platform include “check-ins,” “tips,” “comments,” “Nearby” and “Monocle,” our augmented reality feature. We also offer a mobile app for business owners, designed to make it easier for them to engage with their customers and manage their Yelp profiles. The Yelp for Business Owners app is currently available for iOS and Android.
•Advertising Technologies. We use proprietary ad targeting and delivery technologies designed to provide relevant local advertisements to consumers viewing our content. Our proprietary ad delivery system leverages our unique repository of data to provide useful ads to users and high value leads to advertisers.
•Infrastructure. Our web and mobile platforms are currently hosted from multiple locations, almost entirely through Amazon Web Services. We also host parts of our infrastructure within shared data environments in California and Virginia, as well as with third-party leased server providers. Our web and mobile platforms are designed to have high availability, from the Internet connectivity providers we choose, to the servers, databases and networking hardware that we deploy. We design our systems such that the failure of any individual component is not expected to affect the overall availability of our platform. We also leverage other third-party Internet-based (cloud) services such as rich-content storage, map-related services, ad serving and bulk processing.
•Network Security. Computer viruses, malware, phishing attacks, denial-of-service and other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and we expect them to occur periodically on our systems in the future. For this reason, our platform includes a host of encryption, antivirus, firewall and patch-management technologies designed to help protect and maintain the systems located at data centers as well as other systems and computers across our business.

Consumer Protection Efforts
Our success depends on our ability to maintain consumer trust in our solutions and in the quality and integrity of the user content and other information found on our platform. We dedicate significant resources to the goal of maintaining and enhancing the quality, authenticity and integrity of the reviews on our platform, primarily through the following methods:
Automated Recommendation Software. We use proprietary software to analyze the relevance, reliability and utility of each review submitted to our platform. The software applies the same objective standards to each review based on a wide range of data associated with the review and reviewer, regardless of whether the business being reviewed advertises on Yelp. These objective standards include various measures of relevance, reliability and utility, such as the reviewer’s type and level of activity with Yelp (which might correspond to the reviewer’s reliability or suggest reviewer biases) and whether certain reviews originate from related Internet Protocol addresses (which might mean the reviews were submitted by the same person). The results of this analysis can change over time as the software factors in new information, which may result in reviews that were previously recommended becoming not recommended, and reviews that were previously not recommended being restored to recommended status. Reviews that the software deems to be the most useful and reliable are published directly on business listing pages, though neither we nor the software purport to establish whether or not any individual review is authentic. As of December 31, 2019, our software recommended approximately 71% of the reviews submitted to our platform. Reviews that are not recommended are published on secondary pages and do not factor into a business’s overall star rating. As of December 31, 2019, approximately 22% of the reviews submitted to our platform were not recommended but still accessible on our platform.
Education. We provide businesses with information and materials regarding our stance against review solicitation and work with businesses to ensure that any they are aware that Yelp does not work with third-party review solicitation companies that offer to artificially inflate search rankings and online reputations. By working to educate businesses about why review solicitation harms consumers and can undermine a business’ reputation, we believe we can reduce the frequency with which businesses engage in such activities.
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
Removal of Reviews. We regularly remove reviews from our platform that we believe violate our terms of service, including, without limitation: fake or defamatory reviews; content that has been bought, sold or traded; threatening, harassing or lewd content, as well as hate speech and other displays of bigotry; and content that violates the rights of any third party or any applicable law. Consumers can access information about reviews that we have removed for a particular business by clicking on a link on the business’s listing page. As of December 31, 2019, approximately 7% of the reviews submitted to our platform had been removed.

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
Competition
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies and market entrants. Our competitors consist of companies that help businesses — particularly businesses in our strategically important restaurants and home & local services categories — connect and engage with consumers, including:
•online search engines and directories, such as Google, as well as traditional, offline business guides and directories;
•online and offline providers of consumer ratings, reviews and referrals, such as TripAdvisor;
•providers of online marketing and tools for managing and optimizing advertising campaigns, such as Google, Facebook and Twitter, as well as various forms of traditional offline advertising, including radio, direct marketing campaigns, yellow pages and newspapers;
•restaurant reservation and seating tools, such as OpenTable, as well as food ordering and delivery services; and
•home and/or local services-related platforms and offerings, such as ANGI Homeservices.
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

We believe our ability to compete successfully for users, content, and advertising and other customers depends upon many factors both within and beyond our control, including:
•the popularity, usefulness, ease of use, performance and reliability of our products and services compared to those of our competitors;
•our ability, in and of itself as well as in comparison to the ability of our competitors, to develop new products and services and enhancements to existing products and services;
•the quantity, quality and reliability of our content, including its breadth, depth and timeliness;
•our ad targeting and measurement capabilities, and those of our competitors;
•the size, composition and level of engagement of our consumer audience relative to those of our competitors;
•our marketing and selling efforts, and those of our competitors;
•the pricing of our products and services relative to those of our competitors;
•the actual or perceived return our customers receive from our products and services relative to returns from our competitors;
•the frequency and relative prominence of the ads displayed by us or our competitors;
•acquisitions or consolidation within our industry, which may result in more formidable competitors; and
•our reputation and brand strength relative to our competitors.
Government Regulation
As a company conducting business on the Internet, we are subject to a variety of laws in the United States and abroad that involve matters central to our business, including laws regarding privacy, data retention, distribution of user-generated content, consumer protection and data protection, among others. For example:
•Privacy. Because we receive, store and process personal information and other user data, including credit card information in certain cases, we are subject to numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data.
•Liability for Third-Party Action. We rely on laws limiting the liability of providers of online services for activities of their users and other third parties.
•Advertising. We are subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results.
•Information Security and Data Protection. The laws in many jurisdictions require companies to implement specific information security controls to protect certain types of information. Likewise, many jurisdictions have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information.
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

Regulatory frameworks for privacy issues in particular are also currently in flux worldwide, and are likely to remain so for the foreseeable future. For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect in May 2018, and the California Consumer Privacy Act, which took effect in January 2020, may be subject to varying interpretations and evolving practices that create uncertainty or result in significantly greater compliance burdens for us.
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
Our Culture and Employees
We take great pride in our company culture and consider it to be one of our competitive strengths. Our culture is at the foundation of our success, and it continues to help drive our business forward as a pivotal part of our everyday operations. It allows us to attract and retain a talented group of employees, create an energetic work environment and continue to innovate in a highly competitive market. As of December 31, 2019, we had 5,950 employees globally.
Our culture extends beyond our offices and into the local communities in which people use Yelp. Our community management team’s responsibilities include supporting the sharing of experiences by consumers in the local markets that they serve and increasing brand awareness. We organize events several times a year to recognize our most important contributors, facilitating face-to-face interactions, building the Yelp brand and fostering the sense of true community in which we believe so strongly. We also engage with small businesses. For example, we attend conferences and events hosted by industry groups to interact with and get feedback from our core community of local business owners.
In addition, The Yelp Foundation, or the Foundation, a non-profit organization established by our board of directors in November 2011, directly supports consumers and local businesses in the communities in which we operate. In 2011, our board of directors approved the contribution and issuance to the Foundation of 520,000 shares of our common stock, of which the Foundation had sold 247,500 shares as of December 31, 2019. The Foundation uses the proceeds from the sale of its shares of our common stock to make grants to local non-profit organizations that are actively engaged in supporting community and small business growth. As of December 31, 2019, the Foundation held 272,500 shares of common stock, representing less than 1% of our outstanding capital stock.
Seasonality and Cyclicality
Our business is affected by seasonal fluctuations in Internet usage and advertising spending, as well as cyclicality in economic activity. Based on historical trends, we expect traffic numbers to be weakest in the fourth quarter of the year in connection with end of the year holidays. In addition, although our multi-location customers tend to increase spending on advertising in the fourth quarter, the small and medium-sized business, or SMBs, on which we rely heavily typically decrease their advertising spending during this quarter. In 2019, we experienced a more pronounced impact on our fourth quarter advertising revenue from seasonal decreases in advertising spending by SMBs than in prior years, which we believe was the result of more customers being on non-term contracts.
SMBs have also historically experienced high failure rates, and we must continually add new advertisers to replace those who do not renew their advertising due to factors outside of our control, such as declining advertising budgets, closures or bankruptcies. As a result, SMBs may be disproportionately affected by negative fluctuations in the business cycle, and a worsening economic outlook would likely cause such businesses to decrease investments in advertising, which would adversely affect our revenue.
We believe our rapid growth has masked most of the seasonality and cyclicality of our business. As our business matures and the proportion of our customers who can cancel their ad campaigns at any time increases, we expect that the seasonality and cyclicality in our business may become more pronounced, causing our operating results to fluctuate.

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
We file or furnish electronically with the U.S. Securities and Exchange Commission, or SEC, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. These reports are also accessible through the SEC website at www.sec.gov.
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
We derive a substantial majority of our revenue based on our users' engagement with the ads that we display. Because traffic to our platform and user engagement on our platform together determine the number of ads we are able to show, affect the value of those ads to businesses and support the content creation that drives further traffic, our ability to attract, retain and engage visitors on our platform is critical to our business and financial success. A number of factors could adversely affect our traffic and user engagement, including, but not limited to:
•our reliance on Internet search engines;
•if users engage with other products, services or activities as an alternative to our platform;
•if we fail to introduce new and improved products or features that users find engaging, or we introduce new products or features that do not effectively address consumer needs or otherwise alienate consumers;
•the quantity and quality of the content contributed by our users, as well as the perceived distribution of such content across the categories of businesses on our platform;
•increasing competition in the market for information regarding local businesses;
•our ability to manage and prioritize information to ensure users are presented with content that is relevant and helpful to them, including through the effective operation of our automated recommendation software;
•technical or other problems that negatively impact the availability and reliability of our platform or otherwise affect the user experience, including as a result of infrastructure performance problems and security breaches;
•if users have difficulty installing, updating or otherwise accessing our platform as a result of actions by us or third parties that we rely on to distribute our products, such as application marketplaces and device manufacturers;
•if users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of the advertising we display;
•adverse macroeconomic conditions and their negative impact on consumer spending at local businesses;
•the adoption of any laws or regulations that adversely affect the growth, popularity or use of our platform or the Internet in general, such as the repeal of Internet neutrality regulations in the United States;
•any actions taken by companies with significant market power in the broadband and Internet marketplace that degrade, disrupt or increase the cost of user access to our products and services; and
•if we do not maintain our brand image or our reputation is damaged.
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
In addition, our advertiser base consists primarily of SMBs, which are subject to increased challenges and risks. SMBs often have limited advertising budgets and view online advertising products like ours as experimental and unproven; as a result, we may need to devote additional time and resources to educate them about our products and services. Such businesses have also historically experienced high failure rates, and we must continually add new advertisers to replace those who do not renew their advertising due to factors outside of our control, such as declining advertising budgets, closures and bankruptcies.
Our advertising revenue could be impacted by a number of other factors, including, but not limited to:
•the perceived effectiveness and acceptance of online advertising generally, particularly among SMBs that may have less experience with it;
•our ability to increase traffic to our platform and user engagement, including engagement with the ads displayed on our platform;
•the effectiveness of our ad targeting technology and tools for advertisers to optimize their campaigns;
•our ability to innovate and introduce enhanced products meeting advertiser expectations;
•product changes or inventory management decisions we may make that change the size, format, frequency or relative prominence of ads displayed on our platform;
•the widespread adoption of any technologies that make it more difficult for us to deliver ads, such as ad-blocking programs;
•loss of advertising business to our competitors, including if competitors offer lower priced or more integrated products;
•the prevalence of low-quality or invalid traffic on our platform, such as robots and spiders, which we have discovered in the past and expect to discover in the future, and our ability to detect and prevent click fraud or other invalid clicks on ads;
•our reputation and perceptions regarding our platform, including of the ratings and reviews that businesses receive from our users — favorable ratings and reviews could be perceived as obviating the need to advertise, while unfavorable ratings and reviews could discourage businesses from advertising to an audience that they perceive as hostile;
•the size and effectiveness of our sales force, which may be affected by a range of factors, not all of which are within our control, including:
◦the employment market in cities where our sales offices are located;
◦our sales force's ability to connect with potential customers' key decision makers, which may be harmed if such decision makers, their telecommunications carriers or their mobile operating systems increase their use of call blocking technologies, or decision makers answer their phones less frequently to avoid, for example, calls from unknown numbers, telemarketing calls, calls from political campaigns and other solicitations; and
◦catastrophic occurrences, such as earthquakes or fires, and major public health issues that negatively impact the productivity of our sales force;
•the degree to which businesses choose to reach users through our free products in lieu of our paid products and services; and
•adverse macroeconomic conditions, which may disproportionately affect the SMBs on which we rely.
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
The amount of traffic we attract from search engines is due in large part to how and where information from and links to our website are displayed on search engine result pages. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to our platform and negatively impacted our traffic, and we expect they will continue to make such changes from time to time in the future. For example, we believe Google's update to its search algorithm in the fourth quarter of 2019 may have harmed and may be continuing to harm our traffic. Similarly, Apple, Google or other marketplace operators may make changes to their marketplaces that make access to our products more difficult. For example, our applications may receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order in which they appear within marketplaces.
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
Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in areas in which we operate, including by:
•integrating review platforms or features into products they control, such as search engines, web browsers or mobile device operating systems;
•making acquisitions;
•changing their unpaid search result rankings to promote their own products;
•refusing to enter into or renew licenses on which we depend;
•limiting or denying our access to advertising measurement or delivery systems;
•limiting our ability to target or measure the effectiveness of ads; or
•making access to our platform more difficult.
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
We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing, information technology and systems, network infrastructure and administrative software solutions. We also rely on partnership integrations for various transactions available through Yelp, including Grubhub for food-ordering services. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. For example, the ongoing maintenance of the Grubhub integration may require significant time, resources and expense, and may divert the attention of our management and employees from other aspects of our business operations. In addition, there can be no assurance that we will be able to continue to realize the intended benefits of the Grubhub partnership.
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
In addition, we exercise limited control over our third-party partners and vendors, which makes us vulnerable to any errors, interruptions or delays in their operations. If these third parties experience any service disruptions, financial distress or other business disruption, or difficulties meeting our requirements or standards, it could make it difficult for us to operate some aspects of our business. For example, we rely on a single supplier to process payments of all transactions made through Yelp. Any disruption or problems with this supplier or its services could have an adverse effect on our reputation, results of operations and financial results. Similarly, the actions of our partners may affect our brand if users or customers do not have a positive experience interacting with or through them. For example, if advertisers do not have a positive experience purchasing our advertising products through our resale partners, such as Thryv, or the agency participants in our Yelp Ads Certified Partners Program, they may not continue advertising with us, which would negatively affect our revenue and operating results. Although such partners are contractually obligated to observe certain standards and best practices while selling our advertising products, our ability to ensure their compliance is limited. Any disagreements or disputes with these or other partners about our respective contractual obligations — which we have had in the past and may have again from time to time in the future — could result in legal proceedings or negatively affect our brand and reputation.

Our strategy to grow our business may not be successful and may expose us to additional risks.
Our strategy to grow our business includes priorities such as winning in our key categories of restaurants and home & local services, providing more value to our business customers and focusing on our multi-location and self-serve sales channels. These initiatives involve risks and executing on them may prove more difficult than we currently anticipate. We may not succeed in realizing the benefits of these efforts, including growing our revenue and improving our margins, within the time frame we expect or at all.
We will face both execution and industry challenges in our efforts to win in our key categories. For example, developing comprehensive restaurant and home & local services solutions may require substantial investments and significant changes to our existing platform, products and content, and our development efforts in one category may not translate to the other. The restaurants and home & local services markets themselves will also present significant hurdles. In addition to being highly competitive, fragmented industries, neither has yet fully embraced online solutions of the type we offer. The majority of restaurants and diners continue to use the traditional offline ordering and booking methods involving the telephone, paper menus that restaurants distribute to diners and pen-and-paper or other offline reservation books. Similarly, many of our consumers continue to search for, select and hire service professionals offline through word-of-mouth and referrals. Changing traditional habits is difficult, and the speed and ultimate outcome of the shift of these markets online for consumers and businesses alike is uncertain and may not occur as quickly as we expect, or at all. Even if we are successful in developing comprehensive solutions and overcoming industry challenges in these categories, we may not realize the benefits that we expected from pursuing this strategy or may not realize them within a reasonable time. For example, the traffic and engagement driven by our offerings in the restaurants category may not result in higher traffic and engagement in our higher-value home & local services category as we expect.
Although our initiatives to provide more value to our customers and emphasize alternative sales channels are more similar to our historical advertising business than our restaurants and home & local services initiatives, both involve unfamiliar risks. Our efforts to optimize CPC prices and provide advertisers more value for their money may include lowering prices while making significant investments in product development. We cannot guarantee that any resulting increase in demand for our products or customer retention will offset lower prices or otherwise generate sufficient revenue to justify our investments. Likewise, emphasizing our multi-location and self-serve channels involves changes to our sales organization and sales force hiring priorities. These changes may be disruptive to our sales operations and affect our ability to generate revenue.
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
In order to realize the expected benefits and synergies of any acquisition that is consummated, we must meet a number of significant challenges that may create unforeseen operating difficulties and expenditures, including:
•integrating operations, strategies, services, sites and technologies of an acquired company;
•managing the post-transaction business effectively;
•retaining and assimilating the employees of an acquired company;
•retaining existing customers and strategic partners, and minimizing disruption to existing relationships, as a result of any integration of new personnel or departure of existing personnel;
•difficulties in the assimilation of corporate cultures;
•implementing and retaining uniform standards, controls, procedures, policies and information systems; and
•addressing risks related to the business of an acquired company that may continue to impact the business following the acquisition.
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

If we fail to manage our employee operations and organization effectively, our brand, results of operations and business could be harmed.
Our employee operations are complex and place substantial demands on management and our operational infrastructure. Most of our employees have been with us for fewer than two years; to execute on our growth strategy, we will need to continue to increase the productivity of our current employees and hire, train and manage new employees. In particular, we intend to continue to make substantial investments in our engineering, sales and marketing organizations. As a result, we must effectively integrate, develop and motivate a large number of new employees while maintaining the beneficial aspects of our company culture.

As our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, availability of employee talent and costs. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. If these organizations are unable to adapt quickly and effectively to changes or adjustments to our organization, our business will be harmed. Similarly, we are increasingly focused on achieving greater cost-effectiveness in our advertising business; while we plan to continue investing in our direct sales force, we also plan to emphasize other, more efficient sales channels, such as multi-location and self-serve, and may otherwise pursue new strategies for high-margin revenue growth, such as investing in our direct sales force in different, lower-cost markets than where we historically had large sales presences. These and other changes in our sales organization, sales force hiring priorities or in the way we structure compensation of our sales organization may be disruptive and may affect our ability to generate revenue.

Our employee operations may also be negatively affected by a range of external factors that are not within our control. For example, if catastrophic events, such as earthquakes or fires, or public health issues, such as the recent COVID-19 coronavirus outbreak, have a substantial impact on employee attendance or productivity, our results of operations may be harmed. The extent and duration of impacts from such events are typically uncertain; the duration and extent of the impact from the coronavirus outbreak, for example, depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

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
We base many of our decisions on our commitment to providing the consumers who use our platform with a great experience. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we believe excessively degrade the consumer experience, even if such decisions negatively impact our results of operations in the short term. For example, we phased out our brand advertising products in part because demand in the brand advertising market shifted toward products disruptive to the consumer experience. Any decisions we make that prioritize consumers may negatively impact our relationship with existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of negative reviews and ratings. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this approach has served the long-term interests of our company and our stockholders and will continue to do so in the future.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, software engineers, marketing professionals and advertising sales staff. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. For example, our former Chief Financial Officer left the Company in the third quarter of 2019, and we recently hired a new Chief Financial Officer. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.

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
•Infrastructure Changes and Capacity Constraints. We may experience capacity constraints due to an overwhelming number of users accessing our platform simultaneously. It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times, as our products become more complex and our traffic increases.
•Human or Software Errors. Our products and services are highly technical and complex, and may contain errors or vulnerabilities that could result in unanticipated downtime for our platform. Users may also use our products in unanticipated ways that may cause a disruption in service for other users attempting to access our platform. We may encounter such difficulties more frequently as we acquire companies and incorporate their technologies into our service.
•Catastrophic Occurrences. Our systems are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks and similar events. Our U.S. corporate offices and one of the facilities we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. Acts of terrorism, which may be targeted at metropolitan areas that have higher population densities than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole.
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
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize from time to time, as an indication of our future performance. Although our revenues have grown rapidly in the last several years, increasing from $12.1 million in 2008 to $1.0 billion in 2019, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. Moreover, our strategy to grow our business involves significant risks and executing on it may prove more difficult than we currently anticipate.
Historically, our costs have increased each year and we expect our costs to increase in future periods as we continue to expend substantial financial resources on:
•product and feature development;
•sales and marketing;
•our technology infrastructure;
•market development efforts;
•strategic opportunities, including commercial relationships and acquisitions;
•our stock repurchase program; and
•general administration, including legal and accounting expenses related to being a public company.
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
We have a limited operating history at the current scale of our business in an evolving industry that may not develop as expected, if at all. As a result, our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry, which we may not be able to address successfully. These risks and difficulties include numerous factors, many of which we are unable to predict or are outside of our control, such as our ability to, among other things:
•attract and retain new advertising clients, many of which may have limited or no online advertising experience, which may become more difficult as an increasing portion of our advertisers have the ability to cancel their advertising plans at any time;
•increase the number of users of our website and mobile app and the number of reviews and other content on our platform;
•forecast revenue and adjusted EBITDA accurately, which is made more difficult by the large percentage of our revenue derived from performance-based CPC advertising and the increasing portion of our advertiser base with non-term contracts, as well as appropriately estimate and plan our expenses;
•continue to earn and preserve a reputation for providing meaningful and reliable reviews of local businesses;
•effectively adapt our products and services to mobile and other alternative devices as usage of such devices continues to increase;
•successfully compete with existing and future providers of other forms of offline and online advertising;
•successfully compete with other companies that are currently in, or may in the future enter, the business of providing information regarding local businesses;
•successfully manage our growth;
•successfully develop and deploy new features and products;
•manage and integrate successfully any acquisitions of businesses, solutions or technologies;
•avoid interruptions or disruptions in our service or slower than expected load times;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and products;
•hire, integrate and retain talented personnel;
•effectively manage our complex employee operations and organization; and
•effectively identify, engage and manage third-party partners and service providers.
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
Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:
•changes in the products we offer, such as our transition to selling our local advertising products pursuant to non-term contracts;
•changes or updates to our business strategies;
•changes in our pricing policies and terms of contracts, whether initiated by us or as a result of competition;
•changes in the markets in which we operate, such as the wind down of our international sales and marketing operations to focus on our core markets of the United States and Canada;
•cyclicality and seasonality, which has become more pronounced since we transitioned to non-term contracts and may become further pronounced as our growth rate slows;
•the effects of changes in search engine placement and prominence;
•the adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, such as the repeal of Internet neutrality regulations in the United States;
•the success of our sales and marketing efforts;
•adverse litigation judgments, settlements or other litigation-related costs, including the costs associated with investigating and defending claims;
•interruptions in service and any related impact on our reputation;
•changes in advertiser budgets or the market acceptance of online advertising solutions;
•changes in consumer behavior with respect to local businesses;
•changes in our tax rates or exposure to additional tax liabilities, including as a result of the U.S. Tax Cuts and Jobs Act;
•the impact of macroeconomic conditions, including the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;
•new accounting pronouncements or changes in existing accounting standards and practices; and
•the effects of natural or man-made catastrophic events.
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
Our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. However, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or raise questions about the integrity of our data. Similarly, as both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. We may revise or cease reporting metrics if we determine such metrics are no longer accurate or appropriate measures of our performance. For example, we stopped reporting our claimed local business locations metric and instead disclose the number of active claimed local business locations, which we believe provides a better measure of the number of businesses that represent the highest quality leads available to our local sales force than our claimed local business locations metric. We also phased out our paid advertising accounts metric and replaced it with paid advertising locations, which we believe provides a better measurement of our market penetration. If our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.

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
We intend to continue to invest in our business and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. In addition, our board of directors has authorized us to repurchase up to $950 million of our common stock since we instituted our stock repurchase program in July 2017 and we currently settle employee tax liabilities associated with the vesting of RSUs through net share withholding, which requires us to cover such taxes with cash from our balance sheet. As a result, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any future debt financing we secure could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business may be harmed.

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
However, significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in relevant tax, accounting and other laws, regulations, principles and interpretations.
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

In particular, the U.S. Tax Cuts and Jobs Act, or the Tax Act, which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Although we have concluded that the Tax Act had an immaterial net impact on our financial statements, we expect additional regulatory or accounting guidance from the Financial Accounting Standards Board and the SEC, as well as regulations, interpretations and rulings from federal and state agencies, which could impact our consolidated financial statements.

Some jurisdictions have enacted a tax on technology companies that generate revenues from the provision of digital services, and a number of other jurisdictions are considering enacting similar digital tax regimes. These efforts are alongside the Organization for Economic Co-operation and Development’s ongoing work, as part of its Base Erosion and Profit Shifting (BEPS) Action Plan, to issue a final report in 2020 that provides a long-term, multilateral proposal on taxation of the digital economy and could impact our consolidated financial statements.

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

Our business and results of operations may be harmed if we are deemed responsible for the collection and remittance of state sales taxes for orders placed through our platform.
If we are deemed an agent for the order-enabled businesses on our platform under state tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states. It is possible that one or more states could seek to impose sales, use or other tax collection obligations on us with regard to such sales. These taxes may be applicable to past sales. A successful assertion that we should be collecting additional sales, use or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which would harm our business and results of operations.

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
It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the Federal Trade Commission and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In April 2016, the European Commission approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, a new general data protection regulation took effect in the European Union in May 2018, each of which may be subject to varying interpretations and evolving practices that would create uncertainty for us. Similarly, the California Consumer Privacy Act, or CCPA, which became effective in January 2020, created new data privacy rights for users and it remains unclear how this legislation will be interpreted. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue. For example, if privacy legislation negatively impacts our ability to measure the effectiveness of our products, such as our ability to offer store-level attribution through integrations with third-party data partners, our ability to maintain and expand our base of advertisers will be harmed.

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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, factors that may cause volatility in our share price include:
•actual or anticipated fluctuations in our financial condition and operating results;
•changes in projected operating and financial results;
•actual or anticipated changes in our growth rate relative to our competitors;
•repurchases of our common stock pursuant to our stock repurchase program, which could also cause our stock price to be higher that it would be in the absence of such a program and could potentially reduce the market liquidity for our stock;
•announcements of changes in strategy;
•announcements of technological innovations or new offerings by us or our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•additions or departures of key personnel;

•actions of securities analysts who cover our company, such as publishing research or forecasts about our business (and our performance against such forecasts), changing the rating of our common stock or ceasing coverage of our company;
•investor sentiment with respect to us or our competitors, business partners and industry in general;
•any disruption to the proper operation of our network infrastructure or compromise of our security measures;
•any failure to maintain effective controls or difficulties encountered in their implementation or improvement;
•reporting on our business by the financial media, including television, radio and press reports and blogs;
•fluctuations in the value of companies perceived by investors to be comparable to us;
•changes in the way we measure our key metrics;
•sales of our common stock;
•changes in laws or regulations applicable to our solutions;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•general economic and market conditions such as recessions or interest rate changes.
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
Since we implemented our stock repurchase program in July 2017, our board of directors has authorized the repurchase of up to an aggregate of $950 million of our common stock, of which $269 million remains available and which does not have an expiration date. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents, and marketable securities.

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
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our board and management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the Chair of our board of directors or our Chief Executive Officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with directors in each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our amended and restated certificate of incorporation.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Yelp to us or our stockholders;
•any action asserting a claim against us arising pursuant to any provision of the General Corporation Law of the State of Delaware, our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal affairs doctrine.
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction and further provides that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to the provisions of such provision. This exclusive-forum provision may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

Future sales of our common stock in the public market could cause our share price to decline.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2019, we had 71,185,468 shares of common stock outstanding.

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
Stockholders
As of the close of business on February 21, 2020, there were 42 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
We have presented below the cumulative total return to our stockholders during the period from December 31, 2014 through December 31, 2019 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$200
$150
$100
$50
$0
31-Dec-2014
31-Dec-2015
31-Dec-2016
31-Dec-2017
31-Dec-2018
31-Dec-2019
Yelp Inc.
NYSE Composite Index
NYSE Arca Tech 100 Index

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
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended December 31, 2019 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1 - October 31, 2019	—	$—	—	$25,007
November 1 - November 30, 2019	196	$30.78	196	$18,989
December 1 - December 31, 2019	—	$—	—	$18,989
(1) On November 27, 2018, our board of directors authorized us to repurchase an additional $250 million of our outstanding common stock under our ongoing stock repurchase program, which the board initially authorized in July 2017. Following our completion of repurchases under this authorization, our board of directors approved a further $250 million increase to our stock repurchase program on February 11, 2019, $19 million of which remained available as of December 31, 2019.
On January 15, 2020, our board of directors authorized another $250 million increase to our stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program to $950 million, of which approximately $269 million remains available. The timing of repurchases and number of shares repurchased depend on a variety of factors, including liquidity, cash flow and market conditions. See "Liquidity and Capital Resources—Stock Repurchase Program" included under Part II, Item 7 in this Annual Report.
(2) Average price paid per share includes costs associated with the repurchases.

Item 6. Selected Consolidated Financial Data.
The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from the audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 2016 and 2015, as well as the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from audited consolidated financial statements that are not included in this Annual Report. We have included, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the financial information set forth in those statements. Our historical results are not necessarily indicative of the results to be expected in any period in the future.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015(1)
	(in thousands, except per share amounts)
Net revenue	$1,014,194	$942,773	$850,847	$716,063	$549,711
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)(	62,410	57,872	70,518	60,363	51,015
Sales and marketing	500,386	483,309	437,424	379,895	301,764
Product development	230,440	212,319	175,787	138,549	107,786
General and administrative	136,091	120,569	109,707	100,475	80,866
Depreciation and amortization	49,356	42,807	41,198	35,346	29,604
Restructuring and integration	—	—	288	3,455	—
Gain on disposal of a business unit	—	—	(163,697)	—	—
Total costs and expenses	978,683	916,876	671,225	718,083	571,035
Income (loss) from operations	35,511	25,897	179,622	(2,020)	(21,324)
Other income, net	14,256	14,109	4,864	1,694	386
Income (loss) before income taxes	49,767	40,006	184,486	(326)	(20,938)
Provision for (benefit from) income taxes	8,886	(15,344)	31,491	1,385	11,962
Net income (loss) attributable to common stockholders	$40,881	$55,350	$152,995	(1,711)	(32,900)
Net income (loss) per share attributable to common stockholders:
Basic	$0.55	$0.66	$1.87	$(0.02)	$(0.44)
Diluted	$0.52	$0.62	$1.76	$(0.02)	$(0.44)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	74,627	83,573	81,602	77,186	74,683
Diluted	77,969	88,709	87,170	77,186	74,683
(1)Amounts for 2015 have not been recast to reflect the adoption of Accounting Standards Update 2014-09, "Revenue from Contracts with Customers (ASC 606)," or ASC 606. Refer to Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding adoption.
Consolidated Balance Sheet Data:

	As of December 31,
	2019	2018	2017	2016	2015(1)
	(in thousands)
Cash and cash equivalents	$170,281	$332,764	$547,850	$272,201	$171,613
Property, equipment and software, net	$110,949	114,800	$103,651	$92,440	$80,467
Working capital(2)	$399,154	795,364	$826,922	$500,780	$393,505
Total assets(3)	$1,070,700	1,175,563	$1,225,601	$894,145	$755,427
Total long-term liabilities(3)	$181,554	35,140	$30,737	$17,621	$12,030
Total stockholders’ equity	$754,991	1,075,518	$1,108,697	$816,138	$693,620
(1) Amounts for 2015 have not been recast to reflect the adoption of ASC 606.
(2) Working capital comprises total current assets less total current liabilities.
(3)  Amounts for 2019 reflect the adoption of Accounting Standards Update No. 2016-02, "Leases (Topic 842)." Refer to Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements for additional information regarding adoption.

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

Overview
As a trusted local resource, we deliver significant value to both consumers and businesses by helping each discover and interact with the other. Our unrivaled content helps consumers save time and money. Our advertising and other products help business owners increase their visibility and connect with our large audience of purchase-oriented consumers.
Our comprehensive, mobile-first platform offers reservation and waitlist, food ordering and quote request capabilities, among many other opportunities for consumers to engage with businesses, in addition to the 189.9 million reviews available as of December 31, 2019. In the fourth quarter of 2019, these features attracted a monthly average audience of nearly 35.6 million app unique devices, allowed over 8.8 million diners to make reservations or join a restaurant waitlist, and facilitated consumer submissions of 2.1 million projects to service providers through Request-A-Quote. In the same period, business owners, in turn, promoted their businesses to our large audience by spending 10% more on our advertising products than in the fourth quarter of 2018, seated more than double the number of diners via Yelp compared to the fourth quarter of 2018, and received millions of leads through Request-A-Quote.
We derive substantially all of our revenue from the sale of advertising products. In the year ended December 31, 2019, our net revenue was $1.0 billion, which represented an increase of 8% from the year ended December 31, 2018, and we recorded net income of $40.9 million and adjusted EBITDA of $213.5 million. In the year ended December 31, 2018, our net revenue was $942.8 million, which represented an increase of 11% from the year ended December 31, 2017, and we recorded net income of $55.4 million and adjusted EBITDA of $183.1 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “Non-GAAP Financial Measures” below.

Following our transition to a multi-channel, on-demand business model, which we completed in 2018 with our move to non-term advertising contracts, we embarked on an ambitious, multi-year business transformation plan designed to drive and sustain profitable long-term growth. As we continue executing on our plan in 2020, we will look to further advance the strategic initiatives we began in 2019:
•Winning in Key Categories. We made significant accomplishments in 2019 in our key categories of restaurants and home & local services. In restaurants, we more than doubled the number of diners seated via Yelp and increased the combined revenue attributable to Yelp Reservations and Yelp Waitlist by a double-digit percentage compared to 2018, while in home & local services we significantly increased paid leads to advertisers and increased revenue attributable to Request-A-Quote by nearly 60% compared to 2018. We believe these categories continue to present substantial opportunities for revenue growth, and plan to pursue those opportunities in 2020 by increasing monetization of our restaurants offerings through price optimization and cross selling, and increasing the number of paid leads delivered to home & local services advertisers.
•Expanding Our Product Offerings. Our introduction of a range of paid products at affordable price points over the course of 2019, including our Business Highlights, Portfolios and Yelp Connect products, attracted thousands of new customers and helped accelerate revenue growth in our self-serve channel to 30% in 2019. Matching advertisers to the right products at the right prices will be a top priority for us in 2020, and we plan to introduce additional profile products in 2020 that will help business owners tell their stories and build trust with customers.
•Providing More Value to Business Owners. In 2019, we delivered significantly more value to our customers — we generated 34% more ad clicks for Yelp advertisers at an average CPC 18% lower than in 2018 — and saw improved retention among non-term advertisers as a result. We accomplished this through improvements to our advertising auction system and ad targeting, as well as by expanding advertising inventory in certain categories such as home & local services. In 2020, we plan to continue generating more value for our business customers through initiatives including further enhancements to our auction system, improvements to our Request-A-Quote lead matching and introducing new types of advertising inventory.

•Capturing the Multi-location Opportunity. Our multi-location advertising business grew 22% in 2019 from the prior year, and our initiatives to increase our business with the top 250 restaurants and retailers by revenue successfully resulted in a substantial number of such businesses becoming paying customers by the end of the year. We plan to drive continued momentum in our multi-location advertising business in 2020 by growing our multi-location sales team to expand our coverage to the services category, as well as by continuing to integrate product development with sales efforts through the introduction of new ad formats tailored to the needs of multi-location businesses.
•Enhancing the Consumer Experience. In addition to successfully increasing the number of paid leads we delivered to advertisers while maintaining an engaging experience for consumers, we enhanced the consumer experience through more personalized recommendations, new Yelp Waitlist features and expanded restaurant health inspection scores. An engaged consumer base is at the heart of our value proposition to businesses, and we plan to drive engagement in 2020 through an updated user interface for our mobile app (where we find our most engaged users) that offers improved convenience and ease of use.
•Improved Profitability. In the first year of our multi-year business transformation plan, we improved the structural economics of our business. Our focus on growth and retention in our highest-margin sales channels allowed us to increase revenue growth without expanding our local sales force; in fact, we reduced local sales headcount by 10% in 2019. We expect these structural improvements to help drive profitable growth again in 2020 as we continue to emphasize our most efficient sales channels as well as work to improve retention, optimize our cost structure and control expenses.
We expect to continue to invest in product development, personnel and the facilities to support them in 2020 as we work to grow our business, including investments to increase our office space, upgrade our technology and infrastructure to improve the ability of our platform to handle the projected increase in usage, and enable the release of new products and features. As a result of this investment philosophy, we expect that our operating expenses will continue to increase for the foreseeable future.

Factors Affecting Our Performance
Our Ability to Attract and Retain Advertisers. Our revenue growth is driven by our ability to attract and retain advertising customers. To do so, we must deliver compelling ad products in an effective manner, at prices that compare favorably to those of our competitors. Our advertisers typically do not have long-term obligations to purchase our products. A substantial and increasing portion also have the ability to cancel their ad campaigns at any time. Their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. Although we have shifted our focus to the opportunity presented by multi-location businesses recently, we continue to rely heavily on SMBs that often have limited advertising budgets and that may view online advertising products like ours as experimental and unproven.
Our ability to maintain and expand our advertiser base also depends on the size and productivity of our sales force and customer success team. As we continue to invest in expanding our multi-location sales organization while maintaining a large local sales force, we must efficiently scale our operations while at the same time recruiting, training and integrating new hires and developing, motivating and retaining existing employees. Similarly, in order to retain, and take advantage of opportunities to deepen our relationships with, our existing customers, we must continue our efforts to build out our customer success team. Developing our account retention processes will be particularly important as an increasing portion of our advertisers have the ability to cancel their contracts at any time. In addition, as we make periodic adjustments to our sales organization to respond to market opportunities and to pursue initiatives to increase productivity, such changes may result in a temporary lack of focus or disruption to our operations. For example, it took time for our sales and customer success organizations to adapt to selling and supporting advertising contracts with flexible cancellation terms. Our increased emphasis on our multi-location and self-serve channels involves changes to our sales organization and sales force hiring priorities, which may be disruptive to our sales operations.
Traffic and User Engagement. We derive substantially all of our revenue from advertising, and traffic to our platform determines the number of ads we are able to show, affects the value of those ads to businesses and influences the content creation that drives further traffic. As a result, our ability to grow our business depends on our ability to increase traffic on our platform, which in turn depends on, among other things, the quality of our content and the prominence of links to our platform in Internet search engine results and application marketplaces. The number of users we attract from search engines in particular can be affected by a number of factors not in our direct control; changes in a search engine’s ranking algorithms, methodologies or design layouts may result in links to our website not being prominent enough to drive traffic to our website and mobile app. In addition, certain providers of Internet search engines and application marketplaces offer products and services that compete directly with our products and, in some instances, such providers may change their displays or rankings in order to promote their own competing products or services.
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
Product Innovation. We must deliver innovative, relevant and useful products to consumers and businesses — including products for mobile and other alternative devices — to expand the size and engagement of our user base, attract advertisers and increase our revenue. We plan to continue investing in new product development as we introduce new advertising and e-commerce products, explore new platforms and distribution channels, and develop partner arrangements that provide incremental value to our users and advertisers to encourage them to increase their usage of, and the portion of their advertising budgets allocated to, our platform. As our industry evolves and competition intensifies, our investments may increasingly include products and services outside of our historical core business, such as our continued development of Yelp Reservations and Yelp Waitlist. These investments involve significant risks and uncertainties, such as distracting management, and may ultimately fail to generate sufficient revenue or other value to justify our investments in them.
Investment in Growth. We have invested, and intend to continue to invest, aggressively to support the growth of our platform. We dedicate significant resources to areas such as: marketing; consumer protection; maintaining and enhancing the Yelp brand; and upgrading our systems, technology and network infrastructure to accommodate growth. Our investment plans for 2020 include developing new advertising products, further developing our analytics tools for advertisers, improving our Request-A-Quote matching capabilities and refining our advertising auction system. While we believe these initiatives will ultimately drive revenue growth, our investments in them will increase our operating expenses, and any increase in revenue resulting from these product innovations will likely trail the increase in expenses.
Stock Repurchases. In July 2017, our board of directors authorized a stock repurchase program for the repurchase up to $200 million of our outstanding common stock. During the years ended December 31, 2018 and 2017, we repurchased on the open market and subsequently retired 4,896,003 shares and 302,206 shares, respectively, for aggregate purchase prices of $187.4 million and $12.6 million, respectively. On each of November 27, 2018 and February 11, 2019, our board of directors authorized us to repurchase up to an additional $250 million of our outstanding common stock pursuant to the stock repurchase program, of which we repurchased on the open market and subsequently retired 14,190,409 shares for an aggregate purchase price of $481.0 million during the year ended December 31, 2019. On January 15, 2020, our board approved a further increase of $250 million to our stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program to $950 million, of which approximately $269 million remains available. We have funded the repurchases, and expect to fund future repurchases under the stock repurchase program, with cash available on our balance sheet. As a result, this program could diminish our cash reserves and reduce our ability to invest in our business, in addition to affecting the trading price and volatility of our stock.
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
Seasonality and Cyclicality. Our business is affected by seasonal fluctuations in Internet usage and advertising spending, as well as cyclicality in economic activity. Based on historical trends, we expect traffic numbers to be weakest in the fourth quarter of the year in connection with end of the year holidays. In addition, although our multi-location customers tend to increase spending on advertising in the fourth quarter, the SMBs on which we rely heavily typically decrease their advertising spending during this quarter. SMBs may be disproportionately affected by negative fluctuations in the business cycle, and a worsening economic outlook would likely cause such businesses to decrease investments in advertising, which would adversely affect our revenue. As our business matures and the proportion of our customers who can cancel their ad campaigns at any time increases, we expect that the seasonality and cyclicality in our business may become more pronounced, causing our operating results to fluctuate.

Key Metrics
We regularly review a number of metrics, including the key metrics set forth below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Reservations, Yelp Waitlist, Yelp WiFi Marketing, our business owner products or Yelp Eat24, which we sold on October 10, 2017.
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
As of December 31, 2019, approximately 189.9 million reviews were available on business listing pages, including approximately 44.4 million reviews that were not recommended, after 15.5 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands):

	As of December 31,
	2019	2018	2017
Reviews	205,381	177,385	148,298
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
The following table presents app unique devices for the periods indicated (in thousands):

	Three Months Ended December 31,
	2019	2018	2017
App Unique Devices	35,599	32,891	28,845

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
The following table presents our web traffic for the periods indicated (in thousands):

	Three Months Ended December 31,
	2019	2018	2017
Desktop Unique Visitors	54,006	62,140	76,748
Mobile Web Unique Visitors	68,756	69,148	64,221
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
The following table presents the number of active claimed locations as of the dates presented (in thousands). The December 31, 2018 and 2017 numbers have been updated to reflect our current methodology for calculating active claimed local business locations.

	As of December 31,
	2019	2018	2017
Active Claimed Local Business Locations	4,913	4,310	3,681
Paying Advertising Locations
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period. The following table presents the number of paying advertising locations for the periods presented (in thousands):

	Three Months Ended December 31,
	2019	2018	2017
Paying Advertising Locations	565	541	478

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
We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, the incremental borrowing rate used in adopting the new leasing standard, business combinations, allowance for doubtful accounts, income taxes and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on these and our other significant accounting policies, see Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Results of Operations
The following tables set forth our results of operations for 2019, 2018 and 2017 (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,			$ Change		% Change(1)
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017	2019 vs. 2018	2018 vs. 2017

Consolidated Statements of Operations Data:
Net revenue by product:
Advertising	$976,925	$907,487	$775,678	$69,438	$131,809	8%	17%
Transactions	12,436	13,694	60,251	(1,258)	(46,557)	(9)%	(77)%
Other services	24,833	21,592	14,918	3,241	6,674	15%	45%
Total net revenue	$1,014,194	$942,773	$850,847	$71,421	$91,926	8%	11%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$62,410	$57,872	$70,518	$4,538	$(12,646)	8%	(18)%
Sales and marketing	500,386	483,309	437,424	17,077	45,885	4%	10%
Product development	230,440	212,319	175,787	18,121	36,532	9%	21%
General and administrative	136,091	120,569	109,707	15,522	10,862	13%	10%
Depreciation and amortization	49,356	42,807	41,198	6,549	1,609	15%	4%
Restructuring and integration cost	—	—	288	—	(288)	NM(2)	(100)%
Gain on disposal of a business unit	—	—	(163,697)	—	163,697	NM(2)	(100)%
Total costs and expenses	978,683	916,876	671,225	61,807	245,651	7%	37%
Income from operations	35,511	25,897	179,622	9,614	(153,725)	37%	(86)%
Other income, net	14,256	14,109	4,864	147	9,245	1%	190%
Income before income taxes	49,767	40,006	184,486	9,761	(144,480)	24%	(78)%
Provision for (benefit from) income taxes	8,886	(15,344)	31,491	24,230	(46,835)	(158)%	(149)%
Net income	$40,881	$55,350	$152,995	$(14,469)	$(97,645)	(26)%	(64)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Percentage change is not meaningful.
Years Ended December 31, 2019, 2018 and 2017
Net Revenue
Advertising. We generate advertising revenue from the sale of our advertising products — including enhanced listing pages and performance and impression-based advertising in search results and elsewhere on our platform — to businesses of all sizes, from single-location local businesses to multi-location national businesses. Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of remnant advertising inventory through third-party ad networks.

The increase in advertising revenue in 2019 compared to 2018 was primarily due to growth in the number of paying advertiser locations, improved local customer retention and increased revenue from existing multi-location customers. The growth in paying advertiser locations on the local business side resulted from stronger sales force productivity. The improvements in retention were driven by delivering more value to local customers through the efficiency of our advertising auction system and our ad targeting. Our new multi-location advertising products and larger multi-location sales force drove the increase in revenue from multi-location customers, particularly from more tenured national customers.
The increase in 2018 compared to 2017 was primarily due to a significant increase in the number of paying advertising accounts, which was driven by the sale of non-term contracts and the expansion of our local sales force.
The growth in both periods primarily consisted of sales of CPC advertising and a majority of ad clicks were delivered on mobile in both years.
We expect our advertising revenue to continue to increase as we pursue initiatives to expand our multi-location business, increase sales force productivity and improve customer retention.
Transactions. We generate revenue from various transactions with consumers, primarily through transactions placed through our partnership integrations. Our partnership integrations are primarily revenue-sharing arrangements that provide consumers with the ability to complete food ordering and delivery transactions through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
The decrease in transactions revenue in 2019 compared to 2018 was primarily due to a decrease in fees earned from Grubhub for processing credit card transactions related to Grubhub orders that originated on Yelp. Over the transition period following its acquisition of Eat24 from us in October 2017, Grubhub increasingly processed the credit card transactions related to such orders directly, thereby reducing the fees it paid us to process them on its behalf. Excluding the processing fees earned from Grubhub orders during the transition, transactions revenue from our revenue-sharing arrangements increased in 2019 compared to 2018.
The decrease in transactions revenue in 2018 compared to 2017 was due to the sale of Eat24. Prior to the sale, we generated revenue from our Yelp Eat24 business through arrangements with restaurants in which restaurants paid a commission percentage fee on orders placed through the Yelp Eat24 platform, which we recorded on a net basis. Following the sale, we no longer recognize revenue from Yelp Eat24 as a standalone product and instead earn fees on food orders placed through the Grubhub restaurant network that originate on Yelp.
We expect the amount of transactions revenue in 2020 to remain consistent with 2019.
Other Services. We generate revenue through our subscription services, which include our Yelp Reservations, Yelp Waitlist and other subscription products. We also generate revenue through our Yelp Knowledge program, which provides access to Yelp data for a licensing fee, as well as other non-advertising partnerships.
The increases in other services revenue in 2019 and 2018 compared to 2018 and 2017, respectively, were primarily due to increases in the number of customers purchasing our subscription products driven by our expanded Yelp Reservations and Yelp Waitlist sales force, as well as increases in revenue from our Yelp Knowledge program mainly due to an increase in the number of partnerships.
Cost of Revenue (exclusive of depreciation and amortization)
Our cost of revenue consists primarily of credit card processing fees and website infrastructure expense, which includes website hosting costs and employee costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app, and excludes depreciation and amortization expense. Cost of revenue also includes third-party advertising fulfillment costs, confirmation services costs associated with Yelp Reservations and Yelp Waitlist, confirmation and delivery services associated with the fulfillment of orders placed through Yelp Eat24 prior to its sale, as well as video production costs for our advertising customers prior to mid-2018.
The increase in cost of revenue in 2019 was primarily attributable to:
•an increase of $3.7 million in advertising fulfillment costs primarily through third-party advertising networks; and

•an increase in website infrastructure expense of $3.0 million due to increases in the use of our website and in the number of employees supporting the website infrastructure.
These increases were partially offset by a decrease of $0.7 million in merchant fees related to credit card transactions as a result of the decline in transactions revenue following the sale of Eat24 in October 2017.
The decrease in 2018 was primarily attributable to:
•a decrease of $6.8 million in merchant fees related to credit card transactions as a result of the decline in transactions revenue following the sale of Eat24 in October 2017, partially offset by an increase in merchant fees related to credit card transactions as a result of processing more payments from advertisers in connection with an increase in advertising revenue;
•a decrease of $4.7 million in confirmation services and third-party food delivery costs primarily due to the decline in food ordering fulfillment costs following the sale of Eat24, partially offset by an increase in confirmation services associated with Yelp Reservations and Yelp Waitlist; and
•a decrease of $3.8 million in set up and creative design costs, primarily associated with video production costs as a result of our transition to selling non-term advertising contracts, when we discontinued video production services for our customers.
These decreases were partially offset by an increase of $2.7 million in website infrastructure expense due to increases in the use of our website and in employees supporting the website infrastructure.
Sales and Marketing
Our sales and marketing expenses primarily consist of employee costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated facilities and other supporting overhead costs.
The increase in sales and marketing expenses in 2019 was primarily attributable to an increase of $31.8 million in employee costs resulting from an increase in sales commission expenses due to improved sales team productivity and, to a lesser extent, from increased salary costs driven by higher multi-location sales teams headcount and a larger share of tenured sales representatives throughout our sales organization. The increase in 2019 was partially offset by a decrease of $15.8 million in marketing and advertising costs primarily due to our continued efforts to optimize our marketing spend, particularly as our Yelp Reservations and Yelp Waitlist products drove consumer usage, which allowed us to reduce our reliance on consumer marketing.
The increase in sales and marketing expenses in 2018 was primarily attributable to an increase of $48.7 million in employee costs resulting from higher sales headcount and an increase of $10.6 million in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount. The increase in 2018 was partially offset by a decrease of $13.4 million in marketing and advertising costs due to the cessation of Yelp Eat24 marketing activities following our sale of Eat24 in October 2017 and, to a lesser extent, decreases in Yelp-related marketing and advertising costs.
Sales and marketing as a percentage of net revenue was 49% in 2019 and 51% in 2018. We expect sales and marketing expenses to increase again in 2020 as the tenure and channel mix of our sales force changes and we continue to invest in marketing, though we expect these expenses to decrease as a percentage of net revenue. We expect overall sales headcount to be flat in 2020 compared to 2019, with growth in our multi-location sales team offsetting lower local sales headcount as we emphasize the higher-margin sales channel.
Product Development
Our product development expenses primarily consist of employee costs (including stock-based compensation expense, net of capitalized employee costs associated with capitalized website and internal-use software development) for our engineers, product management and corporate infrastructure employees. In addition, product development expenses include allocated facilities and other supporting overhead costs.

The increases in product development expenses in 2019 and 2018 were primarily attributable to:
•increases of $15.6 million and $32.1 million, respectively, in employee costs associated with increased headcount to support more research and development activities, primarily for new and enhanced business-owner products as well as, to a lesser extent, enhancements to the consumer experience; and
•increases of $2.6 million and $3.8 million, respectively, in facilities and other overhead allocations as we leased additional office space and incurred additional overhead costs for our expanding headcount.
General and Administrative
Our general and administrative expenses primarily consist of employee costs (including stock-based compensation expense) for our executive, finance, user operations, legal, people operations and other administrative employees. Our general and administrative expenses also include provision for doubtful accounts, consulting costs, as well as facilities and other supporting overhead costs.
The increase in general and administrative expenses in 2019 was primarily attributable to $10.3 million in additional employee costs, consulting costs, and facilities and other overhead costs required to support the growth of the business, as well as $7.1 million in fees related to shareholder activism. This increase was partially offset by a decrease in the provision for doubtful accounts of $2.0 million due to an improvement in collection rates from advertising customers.
The increase in general and administrative expenses in 2018 was primarily attributable to $7.3 million in additional employee costs and an increase in provision for doubtful accounts of $3.6 million. The increase in provision for doubtful accounts was due to continued growth in advertising revenue and the shift in our advertiser base toward newer advertisers, who are typically associated with higher provision for doubtful accounts.
Adjusting for the fees related to shareholder activism, we expect general and administrative expenses as a percentage of net revenue in 2020 to remain consistent with general and administrative expenses as a percentage of net revenue in 2019, which was 13%.
Depreciation and Amortization
Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
The increases in depreciation and amortization expense in 2019 and 2018 were primarily attributable to increases in depreciation associated with capitalized website and internal use software development costs, as we invested in new products for business owners and consumers as well as leasehold improvements related to additional leased facilities. The increase in 2018 was partially offset by a decrease in amortization expense related to our intangible assets of $3.1 million in connection with the sale of Eat24.
Restructuring and Integration
On November 2, 2016, we announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. The restructuring plan was completed by December 31, 2017.
We did not incur any costs related to this plan in the years ended December 31, 2019 and 2018. We incurred $0.3 million in restructuring and integration costs associated with this plan in the years ended December 31, 2017 related to severance costs for affected employees. We do not expect to incur any additional expenses related to this plan in the future. No goodwill, intangibles or other long lived assets were impaired as a result of the restructuring plan.
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
Other income, net remained relatively consistent in 2019 compared to 2018, primarily due to higher rates of interest earned on marketable investments offset by a decrease in cash held in interest bearing accounts as a result of the stock repurchase program.
The increase in 2018 compared to 2017 was primarily driven by increases in interest income earned on marketable investments and cash held in interest-bearing accounts, particularly due to proceeds received on the sale of Eat24 in October 2017. The increase in 2018 was also due to investing a greater portion of our excess cash in marketable securities.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating loss carryforwards.
The increase in the provision for income taxes in 2019 (from a recorded benefit in 2018 to a recorded provision in 2019) was primarily due to the release of our valuation allowance in 2018,which was previously recorded against certain deferred tax assets. The decrease in the provision for income taxes in 2018 (from a recorded provision in 2017 to a recorded benefit in 2018) was primarily due to the gain on the disposal of Eat24 in 2017, partially offset by the release of our valuation allowance in 2018.

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
EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, EBITDA and adjusted EBITDA should not be viewed as substitutes for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and adjusted EBITDA do not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•EBITDA and adjusted EBITDA do not reflect the impact of the recording or release of valuation allowances or tax payments that may represent a reduction in cash available to us;
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as restructuring and integration costs in 2016 and 2017, gain on disposal of a business unit in 2017, and fees related to shareholder activism in 2019; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items. For 2019, 2017 and 2016, these other income and expense items consisted of (i) certain fees related to shareholder activism, (ii) gain on disposal of a business unit and restructuring and integration costs, and (iii) restructuring and integration costs, respectively.
The following is a reconciliation of net income (loss) to EBITDA and adjusted EBITDA (in thousands):

	Year Ended December 31,
	2019	2018	2017	2016	2015(1)
Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA:
Net income (loss)	$40,881	$55,350	$152,995	$(1,711)	$(32,900)
Provision for (benefit from) income taxes	8,886	(15,344)	31,491	1,385	11,962
Other income, net	(14,256)	(14,109)	(4,864)	(1,694)	(386)
Depreciation and amortization	49,356	42,807	41,198	35,346	29,604
EBITDA	84,867	68,704	220,820	33,326	8,280
Stock-based compensation	121,512	114,386	100,415	86,261	60,842
Gain on disposal of a business unit	—	—	(163,697)	—	—
Restructuring and integration costs	—	—	288	3,455	—
Fees related to shareholder activism(2)	7,116	—	—	—	—
Adjusted EBITDA	$213,495	$183,090	$157,826	$123,042	$69,122
(1)Amounts for 2015 have not been recast to reflect the adoption of ASC 606.
(2)Recorded within general and administrative expenses on our consolidated statements of operations.

Liquidity and Capital Resources
As of December 31, 2019, we had cash and cash equivalents of $170.3 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of December 31, 2019 was $11.2 million. We did not have any outstanding bank loans or credit facilities in place as of December 31, 2019.
Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e. rated ‘A+’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012, our follow-on offering in October 2013, cash generated from operations and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended, or ESPP. In addition, in the fourth quarter of 2017, we completed our sale of Eat24 to Grubhub and received $252.7 million in cash, with an additional $28.8 million that was held in escrow for an initial 18-month period after closing to secure our indemnification obligations in connection with the sale. The full escrow amount was released to us in April 2019.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$204,782	$160,187	$167,647
Net cash provided by (used in) investing activities	$124,335	$(164,369)	$81,136
Net cash (used in) provided by financing activities	$(491,519)	$(207,747)	$27,162
Operating Activities. Cash provided by operating activities during 2019 was primarily attributable to net income of $40.9 million and noncash adjustments to net income of $229.0 million, partially offset by a decrease in the net change in operating assets and liabilities of $65.1 million, which included the following:
•an increase in accounts receivable of $42.1 million due to an increase in billings for advertising plans, particularly for customers paying in arrears, as well as the timing of payments from these customers;
•an increase in prepaid expenses and other assets of $1.3 million;
•a decrease in operating lease liabilities of $41.8 million due to operating lease payments made during the year; and
•an increase in accounts payable, accrued expenses and other liabilities of $20.1 million, primarily driven by an increase in accrued employee compensation and related costs due to a change in the frequency of pay cycles. This increase was partially offset by a decrease in accrued expenses related to various operating expenses.
Cash provided by operating activities during 2018 was primarily attributable to net income of $55.4 million and noncash adjustments to net income of $165.5 million, partially offset by a decrease in the net change in operating assets and liabilities of $60.7 million, which included the following:
•an increase in accounts receivable of $35.7 million due to an increase in billings for advertising plans, particularly for customers billed in-arrears, as well as the timing of payments from these customers;
•an increase in prepaid expenses and other assets of $5.2 million, primarily driven by increases in deferred contract costs and tax-related receivables, partially offset by a decrease in non-trade receivables; and
•a decrease in accounts payable, accrued expenses and other liabilities of $19.8 million, primarily driven by a decrease in accrued income taxes as a result of income tax payments made in 2018 on taxable income from 2017, which was primarily a result of the gain on disposal of Eat24. This decrease was partially offset by higher accrued compensation costs as a result of increased headcount.
Cash provided by operating activities during 2017 was primarily attributable to net income of $153.0 million, which included the pre-tax gain on disposal of Eat24 of $163.7 million, and noncash adjustments to net income of $0.3 million, which included the following:
•an increase in accounts receivable of $36.1 million due to an increase in billings for advertising plans, particularly for customers billed in-arrears, as well as the timing of payments from these customers;

•an increase in prepaid expenses and other assets of $2.6 million, primarily due to an increase in tenant improvement allowance receivable and prepaid licenses; and
•an increase in accounts payable, accrued expenses and other liabilities of $53.0 million, primarily driven by an increase in income taxes payable associated with the gain on disposal of Eat24, accrued bonus and commissions, and various other accrued operating costs and expenses as a result of the growth in our business, offset by a decrease in restaurant revenue share liability as a result of the disposal of Eat24.
Investing Activities. Our primary investing activities during the year ended December 31, 2019 consisted of maturities of marketable securities, purchases of property and equipment to support the ongoing build out of leasehold improvements for our new facility in Washington, D.C., the upgrading of technology hardware for our employees and internally developed software to support website and mobile app development, and our corporate infrastructure. Purchases of property, equipment and software may vary from period to period due to the timing of the expansion of our offices, and website and internal-use software and development.
Cash provided by investing activities during 2019 primarily related to the maturity of $674.1 million of investment securities held-to-maturity and the release of an escrow deposit of $28.8 million in connection with our sale of Eat24. Cash provided by investing activities was partially offset by purchases of $541.5 million of marketable securities and expenditures of $37.5 million of property, equipment and software, primarily related to investments in website and mobile app development, as well as internal-use software.
Cash used in investing activities during 2018 was primarily attributable to purchases of $751.2 million of marketable securities and expenditures of $45.0 million of property, equipment and software, primarily related to investments in website and mobile app development, as well as internal-use software. Cash used in investing activities was partially offset by the maturity of $613.7 million of investment securities held-to-maturity and the sale of $17.9 million of investment securities prior to maturity (refer to Note 4, "Fair Value of Financial Instruments," of the Notes to Consolidated Financial Statements for details regarding the sale of held-to-maturity investment).
Cash provided by investing activities during 2017 primarily related to $252.7 million net cash received for the sale of Eat24 to Grubhub on October 10, 2017 and $264.0 million of maturities of investment securities held-to-maturity. Cash provided by investing was offset by purchases of marketable securities of $354.9 million, expenditures of $30.2 million of property, equipment and software, primarily related to investments in website and mobile app development, as well as internal-use software, our acquisition of Nowait for net cash consideration of $30.8 million, which included intangible assets of $12.7 million, and our acquisition of Turnstyle for net cash consideration of $19.7 million, which included intangible assets of $4.3 million.
Financing Activities. Cash used for financing activities during 2019 comprised $481.0 million to repurchase shares of common stock pursuant to our stock repurchase program and $42.8 million to pay taxes related to the net share settlement of equity awards for our employees. These were partially offset by $32.3 million in cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP.
Cash used in financing activities during 2018 comprised $187.4 million to repurchase shares of common stock pursuant to our stock repurchase program and $50.1 million to pay taxes related to the net share settlement of equity awards for our employees, partially offset by $29.8 million in cash generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP.
Cash provided by financing activities during 2017 was primarily due to net proceeds of $40.9 million generated from the issuance of common stock upon exercise of stock options and the sale of common stock under the ESPP. Cash provided by financing activities was partially offset by $12.6 million in repurchases of common stock and $1.2 million of taxes paid related to the net share settlement of equity awards for our international employees.
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

On each of November 27, 2018 and February 11. 2019, our board of directors authorized us to repurchase up to an additional $250 million of our outstanding common stock, bringing the amount of repurchases authorized under our stock repurchase program to $700 million. During the year ended December 31, 2019, we repurchased on the open market and subsequently retired 14,190,409 shares for an aggregate purchase price of $481.0 million. On January 15, 2020, our board of directors authorized us to repurchase up to an additional $250 million of our outstanding common stock, bringing the total amount of repurchases authorized under our stock repurchase program to $950 million, of which approximately $269.0 million remains available.
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
We have funded all repurchases to date and expect to fund future repurchases with cash available on our balance sheet. As a result, we expect that cash used in financing activities will continue to increase as we make repurchases pursuant to this program.
Net Share Settlement of Equity Awards
In 2017, we began settling the employee tax liabilities associated with the vesting of RSUs through net share withholding for our internationally based employees, rather than selling a portion of the vested shares to cover taxes, as we had previously. In 2018, we expanded this practice of net share settlement for the vesting of RSUs to all employees. As a result, we paid $42.8 million, $50.1 million and $1.2 million of employee taxes in the years ended December 31, 2019, 2018, and 2017, respectively, out of cash held on our consolidated balance sheet.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in 2019, 2018 or 2017.

Contractual Obligations
We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2019 to 2029. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of December 31, 2019, we had no material long-term purchase obligations outstanding with vendors or third parties other than purchases of website hosting services. The following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations(1)	$274,478	$59,522	$96,772	$81,072	$37,112
Purchase obligations	$104,538	$40,572	$61,466	$2,500	$—
(1) In October 2019, the Company entered into a lease agreement for an office facility in London, U.K. for which the lease term has not yet commenced, with lease obligations of approximately $15.0 million. The lease is expected to commence in 2020 and will expire 2030. The Company expects to classify it as an operating lease. Because the lease had not yet commenced as of December 31, 2019, payments related to this lease are not included in the above table.
The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of December 31, 2019, our total liability for uncertain tax positions was $5.6 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.
We have subleased certain office facilities under operating lease agreements that expire in 2025. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of December 31, 2019, our future minimum rental receipts to be received under non-cancelable subleases were $37.5 million.

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
Our cash and cash equivalents consist of cash, money market funds and commercial paper. We do not have any long-term borrowings. Because our cash and cash equivalents have a relatively short maturity, their fair value is relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of December 31, 2019 would not have a material impact on our cash and cash equivalents portfolio.
Our marketable securities comprise fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. As we have both the ability and intent to hold these securities to maturity, such fluctuations would have no impact on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our management reviewed the results of this evaluation with the audit committee of our board of directors.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
To the Stockholders and the Board of Directors of Yelp Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control- Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 28, 2020

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in the definitive proxy statement for our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement. Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2020 Proxy Statement.
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

Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2020 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2020 Proxy Statement.

Item 14. Principal Accounting Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2020 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:
	1.	Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on the pages indicated:
		Report of Independent Registered Public Accounting Firm	1
		Consolidated Balance Sheets	4
		Consolidated Statements of Operations	5
		Consolidated Statements of Comprehensive Income	6
		Consolidated Statements of Stockholders’ Equity	7
		Consolidated Statements of Cash Flows	8
		Notes to Consolidated Financial Statements	9
	2.
Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement and Plan of Merger, dated February 9, 2015, by and among Yelp Inc., Eat24Hours.com, Inc., Kale Acquisition Corp., Quinoa Acquisition LLC, the Stockholders of Eat24Hours.com, Inc. and Nadav Sharon, as Stockholders’ Agent.	8-K	001-35444	99.1	2/10/2015
2.2	Agreement and Plan of Merger, dated February 28, 2017, by and among Yelp Inc., Nowait, Inc., Beagle Acquisition Corp. and Shareholder Representative Services LLC, as Stockholders’ Agent.	8-K	001-35444	2.1	3/6/2017
2.3	Share Purchase Agreement, dated April 3, 2017, by and among Yelp Inc., 10036773 Canada Inc., Turnstyle Analytics Inc., the shareholders of Turnstyle Analytics Inc., the vested option holders of Turnstyle Analytics Inc., 500 Startups IV, L.P. and Fortis Advisors LLC, as Securityholders’ Agent.	8-K	001-35444	2.1	4/7/2017
2.4	Unit Purchase Agreement, dated as of August 3, 2017, by and among Yelp Inc., Eat24, LLC, Grubhub Inc. and Grubhub Holdings Inc.	10-Q	001-35444	2.3	8/9/2017
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc., as amended.	8-K	001-35444	3.1	2/13/2019
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1*	Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.2	11/17/2011
10.2*	Forms of Option Agreement and Option Grant Notice under Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.3	11/17/2011
10.3*	2011 Equity Incentive Plan.	S-1	333-178030	10.4	2/3/2012
10.4*	Forms of Option Agreement and Option Grant Notice under 2011 Equity Incentive Plan.	S-1	333-178030	10.5	2/3/2012

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.5*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.2	2/13/2019
10.6*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.7*	Forms of Performance Restricted Stock Unit Award Grant Notice and Agreement under 2012 Equity Incentive Plan.	10-Q	001-35444	10.1	5/10/2019
10.8*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016
10.9*	Executive Severance Benefit Plan, as amended.					X
10.10*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.11*	Offer Letter, by and between Yelp Inc. and Jeremy Stoppelman, dated February 3, 2012.	S-1/A	333-178030	10.15	2/3/2012
10.12*	Offer Letter, dated December 27, 2019, by and between Yelp Inc. and David Schwarzbach.					X
10.13*	Amended and Restated Offer Letter, by and between Yelp Inc. and Joseph Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.14*	Letter Agreement, dated May 22, 2014, by and between Joseph Nachman and Yelp Inc.	8-K	001-35444	99.1	5/28/2014
10.15*	Offer Letter, dated April 1, 2009, by and between Yelp Inc. and Vivek Patel.	10-Q	001-35444	10.2	5/10/2019
10.16*	Amended and Restated Offer Letter, by and between Yelp Inc. and Laurence Wilson, dated February 3, 2012.	S-1/A	333-178030	10.10	2/3/2012
10.17*	Offer Letter, dated January 17, 2019, by and between Yelp Inc. and James Miln.					X
10.18*	Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		2/24/2020
10.19*	Compensation Information for Registrant's Non-Employee Directors.	8-K	001-35444		2/13/2020
10.20	Amended and Restated Lease, dated April 1, 2015, by and between Stockdale Galleria Project Owner, LLC and Yelp Inc.; First Amendment to Lease, dated July 30, 2015; Second Amendment to Lease, dated April 22, 2016; Third Amendment to Lease, dated July 22, 2016.	10-K	001-35444	10.23	3/1/2017
10.21	License Agreement between Harrison 160, LLC, as Licensor, and MRL Ventures Inc., as Licensee, dated as of April 6, 2004; Addendums through November 10, 2011.	S-1/A	333-178030	10.14	2/3/2012
10.22	Office Lease, dated May 9, 2012, by and between Yelp Inc. and Stockbridge 138 New Montgomery LLC, as amended.	10-K	001-35444	10.25	3/1/2017
10.23	Lease, dated July 31, 2014, by and between Yelp Inc. and 11 Madison Avenue LLC.	8-K	001-35444	10.1	8/6/2014
21.1	Subsidiaries of Yelp Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
Date: February 28, 2020

Yelp Inc.

/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Schwarzbach and Laurence Wilson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 28, 2020
Jeremy Stoppelman	(Principal Executive Officer)

/s/ David Schwarzbach	Chief Financial Officer	February 28, 2020
David Schwarzbach	(Principal Financial and Accounting Officer)

/s/ Diane Irvine	Chairperson	February 28, 2020
Diane Irvine

/s/ Fred Anderson	Director	February 28, 2020
Fred Anderson

/s/ Robert Gibbs	Director	February 28, 2020
Robert Gibbs

/s/ George Hu	Director	February 28, 2020
George Hu

/s/ Sharon Rothstein	Director	February 28, 2020
Sharon Rothstein

/s/ Brian Sharples	Director	February 28, 2020
Brian Sharples

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842) using the modified retrospective approach. The incremental borrowing rate (IBR) used upon adoption of ASC 842 to calculate the present value of future lease payments is also communicated as a critical audit matter below.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Advertising Revenue — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s revenue consists of advertising placements, primarily performance-based cost-per-click advertising (CPC), which is comprised of a significant volume of low-dollar transactions, initiated and maintained within internally developed systems. The processing and recording of those transactions is highly automated and is based on contractual terms with customers. The Company relies on information from these internally developed systems and automations to record its CPC revenue.

We identified CPC revenue as a critical audit matter because the Company’s processes to record CPC revenue are highly dependent on internally developed systems and automations. This required an increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), to identify, test, and evaluate the Company’s systems, databases, tools, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s processes and systems used to record CPC revenue included the following, among others:

•We tested internal controls within the relevant CPC revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger and address the accuracy and completeness of contract data.

•With the assistance of our IT specialists, we:

•Identified the significant systems, automated controls, and tools used to maintain databases and process CPC revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.

•Performed testing of system interface controls and automated controls within CPC revenue transactions, as well as the controls designed to address the accuracy and completeness of CPC revenue.

•With the assistance of our data specialists, we created data visualizations to evaluate recorded CPC revenue and evaluate trends in the transactional CPC revenue data.

•We generated synthetic click transactions on the Company’s website and traced the recording of these transactions into the Company’s systems to understand how CPC revenue transactions are initiated, processed, and aggregated.

•For a sample of CPC revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documentation and system reports.

Leases — Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company adopted and began applying ASC 842 on January 1, 2019, which generally requires lessees to recognize a right-of-use asset and lease liability for all leases. The adoption of this new accounting standard resulted in the recognition of operating lease right-of-use assets of $233.0 million, current operating lease liabilities of $55.2 million, and long-term operating lease liabilities of $212.5 million on the consolidated balance sheet upon adoption on January 1, 2019.

As part of measuring the lease liability upon adoption, the Company calculated its incremental borrowing rate (IBR), based on hypothetical borrowings to fund each respective lease over the lease terms. The Company’s IBR calculation is derived based on the Company’s implied credit rating and other market rate information of similar companies. The determination of its IBR requires management to use significant estimates and assumptions, including credit ratings, lease tenures, and adjustments for the effects of collateral.

We identified the IBR as a critical audit matter given the significant judgments management is required to make to determine the IBR to apply to the calculation of the lease liability for each lease. This required an increased extent of effort and auditor judgment, including the need to involve a valuation specialist.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the IBR included the following, among others:

•We tested the effectiveness of management’s controls over the determination and appropriateness of the IBR.

•With the assistance of our fair value specialists, we:

•Assessed the reasonableness of the methodology used to estimate the IBR based on the definition and related guidance in ASC 842.

•Assessed the reasonableness of the implied credit rating, collateral, base rate, and spreads applied in determining the IBR by comparing to Company specific benchmarks, comparable companies, and other market information.

•Evaluated the reasonableness of the models and the mathematical accuracy of the calculations used to estimate the IBR, including validating the inputs used for each lease tenure.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2020

We have served as the Company's auditor since 2008.

YELP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$170,281	$332,764
Short-term marketable securities	242,000	423,096
Accounts receivable (net of allowance for doubtful accounts of $7,686 and $8,685 at December 31, 2019 and December 31, 2018, respectively)	106,832	87,305
Prepaid expenses and other current assets	14,196	17,104
Total current assets	533,309	860,269
Long-term marketable securities	53,499	—
Property, equipment and software, net	110,949	114,800
Operating lease right-of-use assets	197,866	—
Goodwill	104,589	105,620
Intangibles, net	10,082	13,359
Restricted cash	22,037	22,071
Other non-current assets	38,369	59,444
Total assets	$1,070,700	$1,175,563
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$72,333	$61,062
Operating lease liabilities — current	57,507	—
Deferred revenue	4,315	3,843
Total current liabilities	134,155	64,905
Operating lease liabilities — long-term	174,756	—
Other long-term liabilities	6,798	35,140
Total liabilities	315,709	100,045
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000,000 shares authorized, 71,185,468 and 81,996,839 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	1,259,803	1,139,462
Accumulated other comprehensive loss	(11,759)	(11,021)
Accumulated deficit	(493,053)	(52,923)
Total stockholders’ equity	754,991	1,075,518
Total liabilities and stockholders’ equity	$1,070,700	$1,175,563
See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net revenue	$1,014,194	$942,773	$850,847
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	62,410	57,872	70,518
Sales and marketing	500,386	483,309	437,424
Product development	230,440	212,319	175,787
General and administrative	136,091	120,569	109,707
Depreciation and amortization	49,356	42,807	41,198
Restructuring and integration	—	—	288
Gain on disposal of a business unit	—	—	(163,697)
Total costs and expenses	978,683	916,876	671,225
Income from operations	35,511	25,897	179,622
Other income, net	14,256	14,109	4,864
Income before income taxes	49,767	40,006	184,486
Provision for (benefit from) income taxes	8,886	(15,344)	31,491
Net income attributable to common stockholders	$40,881	$55,350	$152,995
Net income per share attributable to common stockholders
Basic	$0.55	$0.66	$1.87
Diluted	$0.52	$0.62	$1.76
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	74,627	83,573	81,602
Diluted	77,969	88,709	87,170

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$40,881	$55,350	$152,995
Other comprehensive (loss) income:
Foreign currency translation adjustments	(738)	(2,760)	7,620
Foreign currency adjustments to net income upon liquidation of investments in foreign entities	—	183	(488)
Other comprehensive (loss) income	(738)	(2,577)	7,132
Comprehensive income	$40,143	$52,773	$160,127

See notes to consolidated financial statements

YELP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2018 AND 2019
(In thousands, except share data)

			Additional		Accumulated Other	Retained Earnings	Total
	Common Stock		Paid-In	Treasury	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit)	Equity
Balance as of December 31, 2016	79,429,833	$—	$892,983	$—	$(15,576)	$(61,269)	$816,138
Issuance of common stock upon exercises of employee stock options	1,519,771	—	29,997	—	—	—	29,997
Issuance of common stock upon vesting of restricted stock units ("RSUs")	2,702,838	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	373,580	—	10,920	—	—	—	10,920
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	106,639	—	—	—	106,639
Shares withheld related to net share settlement of equity awards	—	—	(2,522)	—	—	—	(2,522)
Repurchases of common stock	—	—	—	(12,602)	—	—	(12,602)
Retirement of common stock	(301,106)	—	—	12,556	—	(12,556)	—
Foreign currency adjustment	—	—	—	—	7,132	—	7,132
Net income	—	—	—	—	—	152,995	152,995
Balance as of December 31, 2017	83,724,916	—	1,038,017	(46)	(8,444)	79,170	1,108,697
Issuance of common stock upon exercises of employee stock options	779,871	—	15,581	—	—	—	15,581
Issuance of common stock upon vesting of RSUs	1,946,476	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	442,679	—	14,198	—	—	—	14,198
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	121,878	—	—	—	121,878
Shares withheld related to net share settlement of equity awards	—	—	(50,212)	—	—	—	(50,212)
Repurchases of common stock	—	—	—	(187,397)	—	—	(187,397)
Retirement of common stock	(4,897,103)	—	—	187,443	—	(187,443)	—
Foreign currency adjustments	—	—	—	—	(2,577)	—	(2,577)
Net income	—	—	—	—	—	55,350	55,350
Balance as of December 31, 2018	81,996,839	—	1,139,462	—	(11,021)	(52,923)	1,075,518
Issuance of common stock upon exercises of employee stock options	826,124	—	17,488	—	—	—	17,488
Issuance of common stock upon vesting of RSUs	2,018,794	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	534,120	—	14,775	—	—	—	14,775
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	131,223	—	—	—	131,223
Shares withheld related to net share settlement of equity awards	—	—	(43,145)	—	—	—	(43,145)
Repurchases of common stock	—	—	—	(481,011)	—	—	(481,011)
Retirement of common stock	(14,190,409)	—	—	481,011	—	(481,011)	—
Foreign currency adjustments	—	—	—	—	(738)	—	(738)
Net income	—	—	—	—	—	40,881	40,881
Balance as of December 31, 2019	71,185,468	$—	$1,259,803	$—	$(11,759)	$(493,053)	$754,991

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities
Net income	$40,881	$55,350	$152,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,356	42,807	41,198
Provision for doubtful accounts	22,543	24,515	20,917
Stock-based compensation	121,512	114,386	100,415
Noncash lease cost	41,365	—	—
Deferred income taxes	(2,799)	(15,469)	—
Gain on disposal of a business unit	—	—	(163,697)
Other adjustments, net	(2,997)	(722)	1,512
Changes in operating assets and liabilities, net of acquisitions and disposal of a business unit:
Accounts receivable	(42,070)	(35,664)	(36,146)
Prepaid expenses and other assets	(1,349)	(5,192)	(2,581)
Operating lease liabilities	(41,808)	—	—
Accounts payable, accrued liabilities and other liabilities	20,148	(19,824)	53,034
Net cash provided by operating activities	204,782	160,187	167,647
Investing Activities
Purchases of marketable securities	(541,451)	(751,237)	(354,895)
Maturities of marketable securities	674,097	613,700	264,000
Sale of investment prior to maturity	—	17,895	—
Disposal of a business unit, net of cash sold	—	—	252,663
Acquisition, net of cash received	—	—	(50,544)
Release of escrow deposit	28,750	—	—
Purchases of property, equipment and software	(37,522)	(44,972)	(30,245)
Other investing activities	461	245	157
Net cash provided by (used in) investing activities	124,335	(164,369)	81,136
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	32,263	29,779	40,917
Taxes paid related to the net share settlement of equity awards	(42,771)	(50,144)	(1,199)
Repurchases of common stock	(481,011)	(187,382)	(12,556)
Net cash (used in) provided by financing activities	(491,519)	(207,747)	27,162
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(115)	360	941
Change in cash, cash equivalents and restricted cash	(162,517)	(211,569)	276,886
Cash, cash equivalents and restricted cash — Beginning of period	354,835	566,404	289,518
Cash, cash equivalents and restricted cash — End of period	$192,318	$354,835	$566,404
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net of refunds	$6,912	$29,159	$530
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,490	$4,440	$11,493
Goodwill measurement period adjustment	$—	$—	$(178)
Tax liability related to net share settlement of equity awards included in accrued liabilities	$912	$971	$1,323
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$6,325	$—	$—

See notes to consolidated financial statements.

YELP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

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
The Company consisted of Yelp Inc. and five wholly owned entities as of December 31, 2019: Yelp UK Ltd was incorporated on December 1, 2008; Darwin Social Marketing Inc. (formerly Yelp Canada Inc.) was incorporated on February 24, 2009; Yelp Ireland Limited was incorporated on May 31, 2010; Yelp Ireland Holding Company Limited was incorporated on June 16, 2010; and Yelp GmbH (formerly Qype GmbH) was acquired on October 23, 2012. Turnstyle Analytics Inc., which was acquired on April 3, 2017, was combined with Darwin Social Marketing Inc. on January 1, 2019. The financial results of these subsidiaries are included within the consolidated financial statements of the Company presented herein.
Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation, including the combining of accounts payable and accrued liabilities into one financial statement line item on the consolidated balance sheets, reclassifying deferred revenue to accounts payable, accrued liabilities and other liabilities on the consolidated statements of cash flows, and reclassifying capitalized website and software development costs to purchases of property, equipment and software on the consolidated statements of cash flows.
Certain Significant Risks and Uncertainties—The Company operates in a dynamic industry and, accordingly, may be affected by a variety of factors. For example, the Company’s management believes that changes in any of the following areas could have a significant negative impact on the Company in terms of its future financial position, results of operations or cash flows: rates of revenue growth; traffic to the Company’s websites and mobile applications and the number of reviews and advertisers they attract; the success of the Company's strategy; reliance on search engines and the placement and prominence in results rankings; the quality and reliability of reviews; scaling and adaptation of existing technology and network infrastructure; management of the Company’s growth; protection of the Company’s brand, reputation and intellectual property; industry competition; qualified employees and key personnel; intellectual property infringement and other claims; and changes in government regulation affecting the Company’s business, among other things.

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

Marketable Securities—The Company has a policy that generally requires securities to be investment grade (i.e. rated ‘A+’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. In the event that the rating drops below that investment grade, the Company will sell the security prior to maturity. The Company determines the classification of its marketable securities at the time of purchase and re-evaluates these determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for other-than-temporary impairment. Amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, and is included in interest income. The Company considers highly liquid treasury notes, U.S. agency securities, corporate debt securities, money market funds and other funds with maturities of more than three months to be marketable securities. Held-to-maturity securities with less than one year to maturity are included in short-term marketable securities. All other held-to-maturity securities are classified as long-term marketable securities.
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
Accounts Receivable, Net and Payment Terms—The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records an accounts receivable balance when revenue is recognized prior to or at the time of invoicing the customer. Payment terms and conditions vary by contract type and the service being provided. For advertising services, the Company typically invoices customers on a monthly basis, one month in arrears, with payment due either at the end of each billing period or up to 30 days after the end of the billing period. For transaction services, the Company collects its commission fee on each transaction either at the time of the transaction or up to 30 days after the end of the billing period. For subscription services, the Company typically invoices customers one month in advance, with payment due at the beginning of each billing period.
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
Deferred Contract Costs—The Company has determined that certain sales incentive compensation costs are incremental costs to obtain the related contract. These costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. The Company uses a straight-line basis as it expects the benefit of these costs to be realized uniformly over the amortization period. The amortization periods for contract costs, which extend up to 41 months, were determined based on both qualitative and quantitative factors, including product life cycle attributes and customer retention historical data. For contract costs with amortization periods of less than 12 months, the Company applies a practical expedient to expense such costs as incurred. The Company assesses deferred contract costs for impairment on a quarterly basis. Amortized contract costs are recorded within sales and marketing expense in the consolidated statements of operations. Deferred contract costs are included within other non-current assets on the Company's consolidated balance sheets (see Note 11, "Other Non-Current Assets").
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
Website and Internal-Use Software Development Costs—Costs related to website and internal-use software are primarily related to the Company’s website and mobile app, including support systems. The Company capitalizes its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding and it is probable that the project will be completed and the software will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years.
Leases—The Company leases its office facilities under operating lease agreements that expire from 2020 to 2029, some of which include options to renew at the Company's sole discretion. If exercised, such options would extend the lease terms by up to ten years. Additionally, certain lease agreements contain options to terminate the leases, which require 6 to 12 months prior written notice to the landlord. The Company does not have any finance lease agreements.
The Company recognizes on its consolidated balance sheet operating lease liabilities representing the present value of future lease payments, and an associated operating lease right-of-use asset for any operating lease with a term greater than one year. The Company recognizes the amortization of the right-of-use asset each month within lease expense. The Company elected to use the practical expedient for short-term leases, and therefore does not record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less.

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

The Company does not combine lease and non-lease components; its lease agreements provide specific allocations of the Company's obligations between lease and non-lease components. As a result, the Company is not required to exercise any judgment in determining such allocations.

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
Goodwill—Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is reviewed at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test under the authoritative guidance. If the Company determines that it is more likely than not that its fair value is less than the carrying amount, or opts not to perform a qualitative assessment, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. 0 impairment charges associated with goodwill have been recorded by the Company to date.
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
Stock Repurchases—The Company accounts for repurchases of its common stock by recording the cost to repurchase those shares to treasury stock, a separate component of stockholders' equity. Upon retirement, the carrying amount of treasury stock is reduced with a corresponding reduction to par value of common stock, with any excess of the cost incurred to repurchase shares over their par value recorded as an adjustment to retained earnings (accumulated deficit) on the date of retirement.
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
The Company's transactions platform provides consumers with the ability to complete food delivery and other transactions through third parties directly on Yelp. The Company earns a per-transaction commission fee pursuant to partnership contracts for acting as an agent for these transactions, which it recognizes on a net basis and includes in revenue upon completion of a transaction. Prior to the disposal of Eat24, the Company's Yelp Eat24 business generated revenue through arrangements with restaurants, in which restaurants paid a commission percentage fee on orders placed through the Yelp Eat24 platform. The Company recorded revenue associated with Yelp Eat24 transactions on a net basis as the restaurant is primarily responsible for providing the underlying service and the Company does not control the service provided by the restaurant to the consumer. Concurrently with the disposal of Eat24 on October 10, 2017, the Company entered into a partnership agreement with Grubhub; as a result, following the sale, the Company generates revenue from transactions placed through the Grubhub network, which includes the Eat24 restaurant network, that originate on Yelp.
Other Services. The Company generates other services revenue through subscription services contracts, such as sales of monthly subscriptions to Yelp Reservations and Yelp Waitlist, licensing contracts for access to Yelp data, and other non-advertising, non-transaction partnerships. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to customers.
Cost of Revenue—The Company’s cost of revenue primarily consists of credit card processing fees, web hosting costs, and salaries, benefits and stock-based compensation expense for its infrastructure teams related to operating the Company’s website and mobile app. It also includes confirmation services expenses and delivery-related costs as well as video production expenses.
Research and Development—The Company incurs research and development expenses for costs it incurs in research aimed at developing, and in translating the results of such research into new products and services or significant improvements to existing products or services, whether intended for sale or for internal use. Such costs are considered research and development expense up to the point in time at which the product or service achieves technological feasibility. These expenses primarily consist of employee-related costs (including stock-based compensation) for the Company's engineers and other employees engaged in the research and development of its products and services, as well as allocated indirect overhead costs. Research and development costs were $225.5 million, $205.8 million and $171.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are recorded to costs and expenses in the consolidated statements of operations for those periods, primarily within product development costs.
Stock-Based Compensation—The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions, which require all stock-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and issuances under its 2012 Employee Stock Purchase Plan, as amended (“ESPP”), to be measured based on the grant-date fair value of the awards. The Company accounts for forfeitures as they occur.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes-Merton option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility in the fair market value of the Company’s common stock, a risk-free interest rate and expected dividends. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life as the contractual term for options of 10 years is longer than the Company has been publicly traded. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses the straight-line method for expense attribution.

The fair value of RSUs is measured using to the closing price of the Company's common stock on the New York Stock Exchange on the grant date. The Company uses the straight-line method for expense attribution. No compensation cost is recorded for RSUs that do not vest. Shares for these grants are issued upon vesting, net of tax withholding to be paid by the Company on behalf of its employees.
The vesting of PRSUs outstanding as of December 31, 2019 was subject to both a market performance condition and a time-based vesting schedule. As a result of these multiple vesting requirements, the Company uses a Monte Carlo model to determine the fair value of the PRSUs. The Company uses the accelerated method for expense attribution. Compensation costs are recorded if the service condition is met regardless of whether the market performance condition is satisfied. No compensation cost is recorded if the service condition is not met.
Advertising Expenses—Advertising costs are expensed in the period in which the advertising takes place. Costs of producing advertising are expensed in the period in which production takes place. Total advertising expenses incurred were $20.7 million, $38.0 million and $50.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Comprehensive Income—Comprehensive income consists of net income and other comprehensive (loss) income, which consists of foreign currency translation adjustments.
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
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the Internal Revenue Service (“IRS”). Employer contributions under this plan were $9.5 million, $12.0 million and $4.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Insurance—The Company is self-insured for certain employee benefits include medical, detail and vision; however, the Company obtains third-party excess insurance coverage to limit its exposure to certain claims. Liabilities associated with these benefits include estimates of both claims filed and losses incurred but not yet reported. The Company utilizes valuations provided by reputable, independent third-party actuaries. The Company's self-insured liabilities are included in the consolidated balance sheets within accounts payable and accrued liabilities.
Recently Adopted Accounting Pronouncements
Lease Accounting—In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASC 842"). ASC 842 supersedes the previous accounting guidance for leases included within Accounting Standards Codification 840, "Leases" ("ASC 840"). The new guidance generally requires lessees to recognize operating and financial lease liabilities and corresponding right-of-use assets on the balance sheet and to provide enhanced disclosures on the amount, timing and uncertainty of cash flows arising from lease arrangements.

The Company adopted and began applying ASC 842 on January 1, 2019 in accordance with Accounting Standards Update No. 2018-11, "Targeted Improvements to ASC 842," using a modified retrospective approach. Based on its lease portfolio in place at the time of adoption, the Company determined that a cumulative-effect adjustment to the opening balance of accumulated deficit was not needed because there was no difference between the operating lease expense recorded to its condensed consolidated statement of operations following its adoption of ASC 842 and the amount that would have been recorded under ASC 840. The Company will continue to disclose comparative reporting periods prior to January 1, 2019 under ASC 840.
The Company elected the practical expedient available under ASC 842 to not record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less. Those leases will be recorded on a straight line basis to the consolidated statement of operations over the lease term. The Company recorded operating lease right-of-use assets and lease liabilities for all of its leases that met the definition of a lease under ASC 842 and that had terms of greater than 12 months in duration upon its adoption of ASC 842.
The Company elected not to take the package of practical expedients permitted under the transition guidance within ASC 842, which allows an entity to not reassess whether any expired or existing contracts contain leases, the lease classification for any expired or existing leases, and treatment of initial direct costs for any existing leases. Additionally, the Company did not elect the hindsight practical expedient to determine the lease terms for existing leases.
The most significant changes as a result of ASC 842 were the recognition on the Company's consolidated balance sheet upon adoption on January 1, 2019 of operating lease right-of-use assets of $233.0 million, current operating lease liabilities of $55.2 million and long-term operating lease liabilities of $212.5 million. These balances consist of the Company's office lease portfolio and, to a much lesser extent, its computer equipment lease portfolio. The Company de-recognized deferred rent liabilities associated with its office lease portfolio of $34.8 million upon adoption.
Callable Debt Securities—In March 2017, FASB issued Accounting Standards Update No. 2017-08, "Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities" ("ASU 2017-08"). ASU 2017-08 requires entities to amortize purchased callable debt securities held at a premium to the earliest call date. The Company adopted ASU 2017-08 effective January 1, 2019 using the modified retrospective method. The Company does not hold any callable debt securities at a premium upon the adoption date, and, accordingly, no adjustment to opening retained earnings was required.
Non-Employee Share-Based Payment Accounting—In June 2018, FASB issued Accounting Standards Update No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). ASU 2018-07 changes the accounting for non-employee share-based payments to align with the accounting for employee stock compensation. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption did not have a material impact on its consolidated financial statements.
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
Recent Accounting Pronouncements Not Yet Effective
In June 2016, FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires certain types of financial instruments, including trade receivables and held-to-maturity investments measured at amortized cost, to be presented at the net amount expected to be collected based on historical events, current conditions and forecast information. The Company adopted and began applying ASU 2016-13 on January 1, 2020 by recording a cumulative-effect adjustment to retained earnings. This adjustment recorded an allowance related to expected credit losses on its held-to-maturity debt securities. This allowance took into consideration the composition and credit quality of the financial instruments, their respective historical credit loss activity, and reasonable and supportable economic forecasts and conditions at the time of adoption. The adoption did not have a material impact on the Company's consolidated financial statements.

In January 2017, FASB issued Accounting Standards Update No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new standard, entities will perform goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2017-04 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
In August 2018, FASB issued Accounting Standards Update No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" (“ASU 2018-13”), which amends Accounting Standards Codification 820, "Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
In August 2018, FASB issued Accounting Standards Update No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("ASU 2018-15"). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company adopted ASU 2018-15 prospectively and began applying it on January 1, 2020. The adoption did not have a material impact on the Company's financial statements.
In December 2019, FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for recording income taxes, while also simplifying certain recognition and allocation approaches to accounting for income taxes. ASU 2019-12 will be effective for the first interim period within annual periods beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and related disclosures.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Cash	$43,581	$81,055
Cash equivalents	126,700	251,709
Total cash and cash equivalents	170,281	332,764
Restricted cash	22,037	22,071
Total cash, cash equivalents and restricted cash	$192,318	$354,835
As of December 31, 2019 and 2018, the Company had letters of credit collateralized fully by bank deposits which totaled $22.0 million and $22.1 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash on the Company's consolidated balance sheets.

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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis and those held-to-maturity, as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$126,700	$—	$—	$126,700	$221,173	$—	$—	$221,173
Commercial paper	—	—	—	—	—	30,536	—	30,536
Marketable Securities:
Commercial paper	—	130,472	—	130,472	—	175,070	—	175,070
Corporate bonds	—	85,611	—	85,611	—	131,496	—	131,496
Agency bonds	—	79,750	—	79,750	—	50,846	—	50,846
U.S. government bonds	—	—	—	—	—	65,502	—	65,502
Total cash equivalents and marketable securities	$126,700	$295,833	$—	$422,533	$221,173	$453,450	$—	$674,623
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

5. MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term marketable securities:
Commercial paper	$130,464	$17	$(9)	$130,472
Corporate bonds	85,396	225	(10)	85,611
Agency bonds	26,140	90	—	26,230
Total short-term marketable securities	242,000	332	(19)	242,313
Long-term marketable securities:
Agency bonds	53,499	21	—	53,520
Total long-term marketable securities	53,499	21	—	53,520
Total marketable securities	$295,499	$353	$(19)	$295,833

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Cash equivalents:
Commercial paper	$30,536	$—	$—	$30,536
Total cash equivalents	30,536	—	—	30,536
Short-term marketable securities:
Commercial paper	175,070	—	—	175,070
Corporate bonds	131,626	8	(138)	131,496
U.S. government bonds	65,513	—	(11)	65,502
Agency bonds	50,887	—	(41)	50,846
Total short-term marketable securities	423,096	8	(190)	422,914
Total marketable securities	$453,632	$8	$(190)	$453,450
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2019 and 2018, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$63,639	$(9)	$—	$—	$63,639	$(9)
Corporate bonds	20,979	(10)	—	—	20,979	(10)
Total	$84,618	$(19)	$—	$—	$84,618	$(19)

	December 31, 2018
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$121,566	$(138)	$—	$—	$121,566	$(138)
U.S. government bonds	65,502	(11)	—	—	65,502	(11)
Agency bonds	50,846	(41)	—	—	50,846	(41)
Total	$237,914	$(190)	$—	$—	$237,914	$(190)
The Company periodically reviews its investment portfolio for other-than-temporary impairment. The Company considers such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considers whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any other-than-temporary impairment loss.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Prepaid expenses	$10,188	$9,436
Other current assets	4,008	7,668
Total prepaid expenses and other current assets	$14,196	$17,104

7. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The Company capitalized $33.9 million, $26.9 million and $20.4 million in website and internal-use software costs during the years ended December 31, 2019, 2018 and 2017, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to capitalized website and internal-use software was $24.2 million, $19.0 million and $16.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company wrote off $1.6 million of capitalized website and internal-use software costs in the year ended December 31, 2019, and wrote off an immaterial amount in each of the years ended December 31, 2018 and 2017.
Property, equipment and software, net as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Capitalized website and internal-use software development costs	$140,886	$108,590
Leasehold improvements	86,089	83,811
Computer equipment	43,626	40,801
Furniture and fixtures	18,403	17,839
Telecommunication	5,154	4,691
Software	1,687	1,651
Total	295,845	257,383
Less accumulated depreciation	(184,896)	(142,583)
Property, equipment and software, net	$110,949	$114,800
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was approximately $46.1 million, $39.3 million and $34.6 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets and liabilities acquired. The Company completed its annual goodwill impairment analysis on August 31, 2019 and concluded that goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.
Goodwill as of December 31, 2019 and 2018, and changes in the carrying amount of goodwill during the years ended December 31, 2019 and 2018, were as follows (in thousands):

	2019	2018
Balance, beginning of period	$105,620	$107,954
Effect of currency translation	(1,031)	(2,334)
Balance, end of period	$104,589	$105,620

Intangible assets at December 31, 2019 and 2018 consisted of the following (dollars in thousands):

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(2,841)	$7,077	8.6 years
Developed technology	7,832	(4,959)	2,873	2.2 years
Content	3,814	(3,814)	—	0.0 years
Domain and data licenses	2,869	(2,748)	121	1.7 years
Trademarks	877	(872)	5	0.2 years
User relationships	146	(140)	6	0.2 years
Total	$25,456	$(15,374)	$10,082

	As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(1,868)	$8,050	9.4 years
Developed technology	7,832	(3,562)	4,270	3.1 years
Content	3,873	(3,696)	177	0.8 years
Domain and data licenses	2,869	(2,359)	510	1.5 years
Trademarks	877	(579)	298	1.2 years
User relationships	146	(92)	54	1.2 years
Total	$25,515	$(12,156)	$13,359
Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $3.3 million, $3.5 million and $6.6 million, respectively.
As of December 31, 2019, the estimated future amortization of purchased intangible assets for (i) each of the succeeding five years and (ii) thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2020	$2,402
2021	2,262
2022	1,045
2023	714
2024	708
Thereafter	2,951
Total	$10,082

9. ACQUISITIONS AND DISPOSALS
Nowait, Inc.
On February 28, 2017, the Company acquired Nowait, Inc. (“Nowait”). In connection with the acquisition, all outstanding capital stock and options and warrants to purchase capital stock of Nowait — including the 20% equity investment in Nowait the Company acquired in July 2016 — were converted into the right to receive an aggregate of $39.8 million in cash. Of the total amount of consideration paid in connection with the acquisition, $7.9 million is being held in escrow to secure the Company’s indemnification rights. The key purpose underlying the acquisition was to secure waitlist system and seating tool technology. The Company utilized an income approach to determine the valuation of the Company’s existing equity investment in Nowait as of the acquisition date. The carrying value of the Company’s investment approximated its fair value.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), with the results of Nowait’s operations included in the Company’s consolidated financial statements from February 28, 2017. The final purchase price allocation is as follows (in thousands):

February 28, 2017
Fair value of purchase consideration:
Cash:
Distributed to Nowait stockholders	$31,892
Held in escrow account	7,945
Total purchase consideration	$39,837
Fair value of net assets acquired:
Cash and cash equivalents	$1,004
Intangible assets	12,670
Goodwill	25,959
Other assets	1,065
Total assets acquired	40,698
Liabilities assumed	(861)
Total liabilities assumed	(861)
Net assets acquired	$39,837
Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows (dollars in thousands):

Intangible Asset Type:	Amount Assigned	Useful Life
Enterprise restaurant relationships	$8,500	12.0 years
Acquired technology	$2,900	5.0 years
Trademarks	$610	3.0 years
Local restaurant relationships	$600	5.0 years
User relationships	$60	3.0 years
Weighted average		9.6 years
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
The Company recorded no acquisition-related transaction costs for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, the Company recorded acquisition-related transaction costs of approximately $0.1 million, which were included in general and administrative expenses in the accompanying consolidated statement of operations.
The consolidated statements of operations for the years ended December 31, 2019 and 2018 included $7.8 million and $5.3 million of revenues attributable to the Nowait product, respectively. The Company completed the integration of Nowait's operations into those of the Company during the three months ended December 31, 2017 and, as such, determining Nowait's contribution to the net income of the Company for the years ended December 31, 2019 and 2018 is impracticable.
Turnstyle Analytics Inc.
On April 3, 2017, the Company acquired all of the equity interests in Turnstyle Analytics Inc. (“Turnstyle”) for $20.6 million, approximately $1.0 million of which represents compensation cost due to a continuous service requirement, and the remainder of which represents purchase consideration. Of the total consideration paid in connection with the acquisition, $3.1 million was initially held in escrow for an 18-month period after the closing to secure the Company’s indemnification rights. The remaining escrow funds were released in October 2018. The key factor underlying the acquisition was to obtain a customer retention and loyalty product in the form of a location-based marketing and analytics platform that provides wifi as a digital marketing tool to expand the Company's product offerings for local businesses.
The acquisition was accounted for as a business combination in accordance with ASC 805, with the results of Turnstyle’s operations included in the Company’s consolidated financial statements from April 3, 2017. The final purchase price allocation is as follows (in thousands):

April 3, 2017
Fair value of purchase consideration:
Cash:
Distributed to Turnstyle stockholders	$16,648
Held in escrow account	3,093
Total purchase consideration	$19,741
Fair value of net assets acquired:
Cash and cash equivalents	$30
Intangible assets	4,252
Goodwill	16,048
Other assets	250
Total assets acquired	20,580
Deferred tax liability	(450)
Liabilities assumed	(389)
Total liabilities assumed	(839)
Net assets acquired	$19,741
Estimated useful lives and the amount assigned to each class of intangible assets acquired are as follows (dollars in thousands):

Intangible Asset Type:	Amount Assigned	Useful Life
Acquired technology	$3,250	5.0 years
Business relationships	$672	5.0 years
Trademarks	$250	3.0 years
User relationships	$80	3.0 years
Weighted average		4.9 years
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
The Company recorded no acquisition-related transaction costs for the years ended December 31, 2019 and 2018. For the year ended December 31, 2017, the Company recorded acquisition-related transaction costs of approximately $0.3 million, which were included in general and administrative expenses in the accompanying consolidated statement of operations.
The consolidated statements of operations for the years ended December 31, 2019 and 2018 include $2.1 million and $3.1 million of revenue attributable to Yelp WiFi Marketing, respectively.
The Company completed the integration of Turnstyle's operations into those of the Company during the three months ended December 31, 2017 and, as such, determining Turnstyle's contribution to the net income of the Company for the years ended December 31, 2019 and 2018 is impracticable. The consolidated statement of operations for the year ended December 31, 2017 includes $8.8 million of net loss attributable to Turnstyle.

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
The Company received $251.7 million in cash at closing; the Purchaser paid the remaining $28.8 million of the purchase price into an escrow account, which was held for an initial 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement and was presented on the Company's consolidated balance sheets as an Other non-current asset as of December 31, 2018 (see Note 11, "Other Non-Current Assets"). Following the expiration of the escrow period in April 2019, the full amount in escrow was released to the Company. The Company received approximately $1.0 million in additional purchase consideration on December 14, 2017 as a net working capital adjustment. As a result of the sale, the Company recognized a pre-tax gain of $163.7 million during the year ended December 31, 2017, which is included in gain on disposal of a business unit in the Company's consolidated statement of operations and is net of $0.3 million in Disposal-related costs. Prior to the Disposal, Eat24 was its own reporting unit and $110.8 million of goodwill associated with the Eat24 reporting unit was de-recognized and included with the net assets transferred in the Disposal.
The Disposal was accounted for as an asset group disposal in accordance with Accounting Standards Codification 360, "Property, Plant, and Equipment." The results of Eat24's operations are included in the Company's consolidated financial statements through October 10, 2017. As the Disposal represented the sale of an individually significant component, the loss before provision for income taxes attributable to Eat24 was $11.9 million for the year ended December 31, 2017. The Company acquired Eat24 on February 9, 2015. The final disbursement from the escrow account created to secure indemnification obligations related to the Company's acquisition of Eat24 was completed in the three months ended March 31, 2018.

10. LEASES
The components of lease cost as of December 31, 2019 were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$54,451
Short-term lease cost (12 months or less)	1,287
Sublease income	(4,759)
Total lease cost, net	$50,979
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.

The Company will continue to disclose comparative reporting periods prior to January 1, 2019 under ASC 840.

During the years ended December 31, 2018 and 2017, the Company recognized rent expense, net of sublease rental income, on a straight-line basis over the lease period. Rent expense, net was $51.2 million and $42.5 million for the years ended December 31, 2018 and December 31, 2017, respectively.

The Company subleased certain office facilities under operating lease agreements that expire in 2025. The sublease agreements do not contain any options to renew. The Company recognizes sublease rental income as a reduction in rent expense on a straight-line basis over the lease period. Sublease rental income was $2.2 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively.

Supplemental cash flow information related to leases for the year ended December 31, 2019 was as follows (in thousands):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56,672
As of December 31, 2019, maturities of lease liabilities for (i) each of the succeeding five years and (ii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2020	$59,522
2021	52,060
2022	44,712
2023	41,652
2024	39,420
Thereafter	37,112
Total minimum lease payments	274,478
Less imputed interest	(42,215)
Present value of lease liabilities	$232,263
As of December 31, 2018, maturities of lease liabilities for (i) each of the succeeding five years and (ii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$56,703
2020	59,009
2021	51,429
2022	43,603
2023	40,517
Thereafter	69,980
Total minimum lease payments	$321,241
As of December 31, 2019, the weighted-average remaining lease term and weighted-average discount rate were as follows:

December 31, 2019
Weighted-average remaining lease term (years) — operating leases	5.5
Weighted-average discount rate — operating leases	6.1%
In October 2019, the Company entered into a lease agreement for an office facility in London, U.K. for which the lease term has not yet commenced. The lease expires in 2030 and the Company expects to classify it as an operating lease. The Company expects to record $15.0 million of operating lease cost over the life of the lease.

11. OTHER NON-CURRENT ASSETS
Other non-current assets as of December 31, 2019 and 2018 consisted of the following (in thousands):

	2019	2018
Deferred tax assets	$20,054	$17,240
Deferred contract costs	15,138	12,345
Escrow deposit	—	28,750
Other non-current assets	3,177	1,109
Total other non-current assets	$38,369	$59,444
The escrow deposit consisted of the funds held in escrow related to the Disposal of Eat24 (see Note 9, "Acquisitions and Disposals"), which were held for an 18-month period after closing to secure the Purchaser's rights of indemnification under the Purchase Agreement. Following the expiration of the escrow period in April 2019, the deposit was released to the Company.
Deferred contract costs as of December 31, 2019 and 2018, and changes in deferred contract costs during the years ended December 31, 2019 and 2018, were as follows (in thousands):

	2019	2018
Balance, beginning of period	$12,345	$9,089
Add: costs deferred on new contracts	14,998	14,572
Less: amortization recorded in sales and marketing expenses	(12,205)	(11,316)
Balance, end of period	$15,138	$12,345

12. CONTRACT BALANCES
The allowance for doubtful accounts as of December 31, 2019, 2018 and 2017, and changes in the allowance for doubtful accounts during the years ended December 31, 2019, 2018 and 2017, were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of period	$8,685	$8,602	$6,196
Add: provision for doubtful accounts	22,543	24,515	20,917
Less: write-offs, net of recoveries	(23,542)	(24,432)	(18,511)
Balance, end of period	$7,686	$8,685	$8,602
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
As of December 31, 2019, deferred revenue was $4.3 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending March 31, 2020. Changes in deferred revenue during the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance, beginning of period	$3,843	$3,469
Less: recognition of deferred revenue from beginning balance	(3,744)	(3,436)
Add: net increase in current period contract liabilities	4,216	3,810
Balance, end of period	$4,315	$3,843
The net increase in contract liabilities primarily relates to new contracts with customers during the periods presented. No other contract assets or liabilities are recorded on the Company's consolidated balance sheets as of December 31, 2019 and 2018.

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accounts payable	$6,002	$6,540
Employee related liabilities	41,488	23,634
Accrued sales and marketing expenses	2,982	4,536
Taxes payable	3,695	3,438
Accrued cost of revenue	7,208	5,463
Other accrued liabilities	10,958	17,451
Total accrued liabilities	$72,333	$61,062

14. LONG-TERM LIABILITIES
Long-term liabilities as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred rent	$—	$31,253
Other long-term liabilities	6,798	3,887
Total long-term liabilities	$6,798	$35,140
The Company de-recognized the deferred rent balance as of December 31, 2018 upon its adoption of ASC 842 on January 1, 2019. See Note 2, "Summary of Significant Accounting Policies."

15. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Securities Exchange Act of 1934, as amended, by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On August 2, 2018, the Company and the other defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part on November 27, 2018. On October 22, 2019, the Court approved a stipulation to certify a class in this action. The case remains pending. Due to the preliminary nature of this lawsuit, the Company is unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from the lawsuit.
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

16. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	December 31, 2019		December 31, 2018
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	71,185,468	200,000,000	81,996,839
Undesignated preferred stock	10,000,000	—	10,000,000	—
Stock Repurchase Program
On July 31, 2017, the Company’s board of directors approved a stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. The Company's board of directors authorized the Company to repurchase an additional $250.0 million of its outstanding common stock on each of November 27, 2018 and February 11, 2019, bringing the total amount of authorized repurchases to $700.0 million by December 31, 2019. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
During the years ended December 31, 2019 and 2018, the Company repurchased on the open market and subsequently retired 14,190,409 and 4,896,003 shares, respectively, for aggregate purchase prices of approximately $481.0 million and $187.4 million, respectively.
Common Stock Reserved for Future Issuance
As of December 31, 2019, the Company had reserved shares of common stock for future issuances in connection with the following:

Number of Shares
Stock options outstanding	6,210,685
RSUs outstanding	7,625,584
Available for future equity award grants	7,233,289
Available for future ESPP offerings	1,542,130
Total reserved for future issuance	22,611,688
Equity Incentive Plans
The Company has outstanding awards under three equity incentive plans: the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”); the 2011 Equity Incentive Plan (the “2011 Plan”); and the 2012 Equity Incentive Plan, as amended (the “2012 Plan”). In July 2011, the Company adopted the 2011 Plan, terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the Company’s initial public offering (“IPO”), the Company terminated the 2011 Plan and all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, RSUs, restricted stock awards, performance units and performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.

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
For the years ended December 31, 2019, 2018 and 2017, the weighted-average assumptions used for the Black-Scholes-Merton option valuation model were as follows:

	Year Ended December 31,
	2019	2018	2017
Dividend yield	—	—	—
Annual risk-free rate	2.5%	2.2%	2.1%
Expected volatility	48.3%	42.0%	44.0%
Expected term (years)	6.0	6.0	5.9
A summary of stock option activity for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	6,818,682	$24.54	5.1	$88,983
Granted	662,150	36.06
Exercised	(826,124)	21.18
Canceled	(444,323)	40.57
Outstanding at December 31, 2019	6,210,385	$25.10	4.3	$75,805
Options vested and exercisable at December 31, 2019	5,310,712	$22.94	3.7	$75,540
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $12.0 million, $18.9 million and $28.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The weighted-average grant date fair value of options granted was $17.64, $18.89 and $15.35 per share for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, total unrecognized compensation costs related to unvested stock options was approximately $15.0 million, which the Company expects to recognize over a weighted-average time period of 2.3 years.
RSUs
RSUs generally vest over a four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; or (c) ratably on a quarterly basis.
RSUs also include PRSUs, for which the expense is recognized from the date of grant. The PRSUs are subject to both a performance goal and a time-based vesting schedule. The shares underlying each PRSU award will be eligible to vest only if the average closing price of the Company's common stock equals or exceeds $45.3125 over any 60-day trading period during the four years following the grant date of February 7, 2019 (the "Performance Goal"). If the Performance Goal is met, the shares underlying each PRSU award will vest quarterly over four years from the grant date (the "Time-Based Vesting Schedule"). Any shares subject to the PRSUs that have met the Time-Based Vesting Schedule at the time the Performance Goal is achieved will fully vest as of such date; thereafter, any remaining unvested shares subject to the PRSUs will continue vesting solely according to the Time-Based Vesting Schedule.
As the PRSU activity during the year ended December 31, 2019 was not material, it is presented together with the RSU activity in the table below.

A summary of RSU activity for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2018	6,563,863	$38.67
Granted	6,205,023	34.35
Vested (1)	(3,273,159)	36.01
Canceled	(1,870,143)	37.82
Nonvested at December 31, 2019	7,625,584	$36.51
(1) Included in this balance is 1,254,365 shares vested but not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs that vested during the years ended December 31, 2019, 2018 and 2017 was $112.4 million, $131.1 million and $104.2 million, respectively. As of December 31, 2019, the Company had approximately $266.2 million of unrecognized stock-based compensation expense related to RSUs, which the Company expects to recognize over the remaining weighted-average vesting period of approximately 2.8 years.
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
During the years ended December 31, 2019, 2018 and 2017, employees purchased 534,120, 442,679 and 373,580 shares, respectively, at a weighted-average purchase price per share of $27.66, $32.07 and $29.23, respectively. The Company recognized stock-based compensation expense related to the ESPP of $2.6 million, $2.6 million and $2.0 million in the years ended December 31, 2019, 2018 and 2017, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$4,535	$4,572	$4,010
Sales and marketing	30,668	30,779	28,100
Product development	63,433	56,882	47,280
General and administrative	22,876	22,153	21,025
Total stock-based compensation recorded to income before incomes taxes	121,512	114,386	100,415
Benefit from income taxes	(31,565)	(30,237)	(1,407)
Total stock-based compensation recorded to net income	$89,947	$84,149	$99,008
During the years ended December 31, 2019, 2018 and 2017, the Company capitalized $9.8 million, $7.8 million and $5.8 million, respectively, of stock-based compensation expense as website and internal-use software costs.

17. OTHER INCOME, NET
Other income, net for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest income, net	$13,328	$13,804	$4,189
Transaction gain (loss) on foreign exchange	27	(70)	258
Other non-operating income, net	901	375	417
Other income, net	$14,256	$14,109	$4,864

18. INCOME TAXES
The following table presents domestic and foreign components of income before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$55,292	$44,856	$194,376
Foreign	(5,525)	(4,850)	(9,890)
Total income before income taxes	$49,767	$40,006	$184,486
The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$8,598	$(819)	$25,785
State	2,570	384	5,069
Foreign	517	560	354
Total current tax	$11,685	$125	$31,208
Deferred:
Federal	$(2,916)	$(10,032)	$(28)
State	59	(6,491)	15
Foreign	58	1,054	296
Total deferred tax	(2,799)	(15,469)	283
Total provision for (benefit from) income taxes	$8,886	$(15,344)	$31,491

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Income tax at federal statutory rate	21.00%	21.00%	35.00%
State tax, net of federal tax effect	2.83	3.24	3.54
Foreign income tax rate differential	(0.56)	(0.54)	0.50
Stock-based compensation	3.46	(16.80)	(4.82)
Income tax credits	(26.94)	(35.83)	(5.39)
Change in valuation allowance	10.40	(25.08)	(30.23)
Change in uncertain tax positions	0.56	4.48	0.98
Gain on disposal of a business unit	—	—	17.42
Employee fringe benefits	5.97	7.28	0.24
Other non-deductible expenses	1.42	2.73	0.12
Deferred adjustments	0.37	2.24	(0.12)
Other	(0.65)	(1.07)	(0.18)
Effective tax rate	17.86%	(38.35)%	17.06%
Deferred Tax Balances
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Reserves and others	$6,547	$14,223
Stock-based compensation	19,950	19,689
Net operating loss carryforward	4,628	5,956
Tax credit carryforward	23,642	23,073
Operating lease liabilities	60,206	—
Gross deferred tax assets	114,973	62,941
Valuation allowance	(23,447)	(18,381)
Total deferred tax assets	91,526	44,560
Deferred tax liabilities:
Depreciation and amortization	(16,359)	(16,666)
Disposal of a business unit	—	(7,454)
Deferred contract costs	(3,869)	(3,201)
Operating lease right-of-use assets	(51,244)	—
Total deferred tax liabilities	(71,472)	(27,321)
Net deferred tax assets	$20,054	$17,239
At December 31, 2019, the Company had federal and state net operating loss carry-forwards of approximately $10.7 million and $30.5 million, respectively, expiring beginning in 2034 and 2020, respectively. A wholly owned entity, Yelp GmbH, also had trading losses of $2.4 million at December 31, 2019 in Germany, which may be carried forward indefinitely against profits. Another wholly owned entity, Darwin Social Marketing Inc., had non-capital losses of $0.4 million at December 31, 2019 in Canada that begin to expire in 2037. At December 31, 2019, the Company had federal research credit carry-forwards of approximately $18.5 million that expire beginning in 2031, and California research credit carry-forwards of approximately $47.0 million that do not expire.
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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act made broad and complex changes to the U.S. tax code that impact the Company's provision for income taxes, including, but not limited to, reducing the U.S. federal corporate income tax rate from 35.0% to 21.0% (the "Tax Rate Reduction") and requiring a one-time Deemed Repatriation Tax (the "Transition Tax”) on certain un-repatriated earnings of foreign subsidiaries.

Prior to the effectiveness of the Tax Act, the Company did not recognize a deferred tax liability related to un-remitted foreign earnings because such earnings were expected to be reinvested indefinitely. Because such earnings were previously subject to the one-time Transition Tax on foreign earnings, any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. As of December 31, 2019, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $4.9 million. The Company has not recognized a deferred tax liability related to un-remitted foreign earnings, as it intends to indefinitely reinvest these earnings and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.

Deferred Tax Valuation Allowance
As more fully described in “Income Taxes” in Note 2, "Summary of Significant Accounting Policies," the Company maintains valuation allowances against deferred tax balances where appropriate and considers all positive and negative evidence that the Company would have future taxable income sufficient to realize the benefit of its deferred tax assets.
At December 31, 2018, the Company considered all positive and negative evidence on whether the Company would have future taxable income sufficient to realize the benefit of its deferred tax assets and concluded that, at the required more-likely-than-not level of certainty, the Company would have future taxable U.S. income sufficient to realize the benefit of certain domestic deferred tax assets. As such, the valuation allowance previously recorded against certain domestic deferred tax assets was released. The benefit from income taxes for the year ended December 31, 2018 includes a $16.6 million benefit associated with this release.
Valuation allowances of $23.4 million and $18.4 million primarily related to California state tax credits were recorded against the Company's net deferred tax asset balance as of December 31, 2019 and 2018, respectively. Since the Company mainly conducts research and development activities in California, but earns a substantial portion of its U.S. income in other states, the Company could not assert, at the required more-likely-than-not level of certainty, that it will generate future taxable California income sufficient to realize the benefit of these deferred tax assets. Accordingly, the Company maintained a valuation allowance against specific state credits.
Unrecognized Tax Benefits
As of December 31, 2019, 2018 and 2017, the Company had $40.7 million, $33.1 million and $18.2 million, respectively, of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of the year	$33,107	$18,215	$10,340
(Decrease) increase based on tax positions related to the prior year	(611)	3,654	667
Increase based on tax positions related to the current year	9,995	11,485	7,209
Decrease from tax authorities' settlements	(1,773)	—	—
Lapse of statute of limitations	—	(247)	(1)
Balance at the end of the year	$40,718	$33,107	$18,215
As of December 31, 2019, the Company had $23.4 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During each of the years ended December 31, 2019, 2018 and 2017, the Company recorded an immaterial amount of interest and penalties.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions – Canada, Ireland, United Kingdom and Germany – the tax years subsequent to 2014 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes that it is reasonably possible that its unrecognized tax benefits could be reduced by $0.1 million within the next 12 months.

19. NET INCOME PER SHARE
Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs (including PRSUs), and, to a lesser extent, purchase rights related to the ESPP.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Basic net income per share attributable to common stockholders:
Numerator:
Net income	$40,881	$55,350	$152,995
Denominator:
Weighted-average shares outstanding	74,627	83,573	81,602
Basic net income per share attributable to common stockholders:	$0.55	$0.66	$1.87

	Year Ended December 31,
	2019	2018	2017
Diluted net income per share attributable to common stockholders:
Numerator:
Allocation of undistributed earnings for basic calculations	$40,881	$55,350	$152,995
Denominator:
Number of shares used in basic calculation	74,627	83,573	81,602
Weighted-average effect of dilutive securities
Stock options	2,367	2,984	3,279
Restricted stock units	973	2,137	2,289
Employee stock purchase program	2	15	—
Number of shares used in diluted calculation	77,969	88,709	87,170
Diluted net income per share attributable to common stockholders	$0.52	$0.62	$1.76
The following weighted-average stock-based instruments were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options	2,580	2,030	1,659
Restricted stock units and awards	2,020	373	593

20. INFORMATION ABOUT REVENUE AND GEOGRAPHIC AREAS
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
Net Revenue
The following table presents the Company’s net revenue by product line for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net revenue by product:
Advertising	$976,925	$907,487	$775,678
Transactions	12,436	13,694	60,251
Other services	24,833	21,592	14,918
Total net revenue	$1,014,194	$942,773	$850,847
During the years ended December 31, 2019, 2018 and 2017, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by geographic region for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$1,000,245	$929,569	$836,766
All other countries	13,949	13,204	14,081
Total net revenue	$1,014,194	$942,773	$850,847
Long-Lived Assets
The following table presents the Company’s long-lived assets by geographic region for the periods indicated (in thousands):

	As of December 31,
	2019	2018
United States	$109,849	$112,984
All other countries	1,100	1,816
Total long-lived assets	$110,949	$114,800

21. RESTRUCTURING AND INTEGRATION
On November 2, 2016, the Company announced plans to significantly reduce sales and marketing activities in markets outside of the United States and Canada. $0.3 million of restructuring and integration costs were incurred during 2017, and the restructuring plan was completed by December 31, 2017. All costs related to this plan were paid by this date. The Company incurred no restructuring and integration costs during the years ended December 31, 2019 and 2018 and does not expect to incur any additional expenses related to this restructuring plan. No goodwill, intangible assets or other long-lived assets were impaired as a result of the restructuring plan.

22. SUBSEQUENT EVENTS
On January 15, 2020, the Company's board of directors authorized the repurchase of an additional $250 million of the Company's common stock pursuant to its stock repurchase program, bringing the total amount authorized since the commencement of the stock repurchase program to $950 million, of which $269 million remains available.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)
The following tables set forth the Company's unaudited quarterly consolidated statements of operations data for each of the eight quarters in the two-year period ended December 31, 2019 (in thousands, except per share data). The Company has prepared this quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report. In the opinion of management, the quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019	Dec 31, 2018	Sep 30, 2018	Jun 30, 2018	Mar 31, 2018
Consolidated Statements of Operations Data:
Net revenue	$268,823	$262,474	$246,955	$235,942	$243,740	$241,096	$234,863	$223,074
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,656	16,514	14,975	14,265	14,255	14,177	14,708	14,732
Sales and marketing	126,370	127,655	122,045	124,316	121,256	121,759	120,653	119,641
Product development	61,138	56,661	54,566	58,075	54,273	53,764	52,789	51,493
General and administrative	34,164	39,703	30,932	31,292	29,677	30,302	28,583	32,007
Depreciation and amortization	12,849	12,391	12,240	11,876	11,557	10,713	10,509	10,028
Total costs and expenses	251,177	252,924	234,758	239,824	231,018	230,715	227,242	227,901
Income (loss) from operations	17,646	9,550	12,197	(3,882)	12,722	10,381	7,621	(4,827)
Other income, net	2,611	3,063	3,891	4,691	4,160	3,921	3,424	2,604
Income (loss) before income taxes	20,257	12,613	16,088	809	16,882	14,302	11,045	(2,223)
Provision for (benefit from) income taxes	3,105	2,552	3,785	(556)	(15,064)	(684)	341	63
Net income (loss) attributable to common stockholders	$17,152	$10,061	$12,303	$1,365	$31,946	$14,986	$10,704	$(2,286)
Net income (loss) per share attributable to common stockholders:
Basic	$0.24	$0.14	$0.16	$0.02	$0.39	$0.18	$0.13	$(0.03)
Diluted	$0.24	$0.14	$0.16	$0.02	$0.37	$0.17	$0.12	$(0.03)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	70,627	70,773	75,601	81,772	82,706	84,008	83,769	83,785
Diluted	72,987	73,712	78,530	85,087	86,287	88,724	88,651	83,785