Form 10-K/A
period 2019-12-31
YELP INC
filed 2020-04-29
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

YELP INC.
2019 ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)

i

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A (the "Amendment") to amend our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2020 (the "Original Filing"). The purpose of this Amendment is to include the Part III information that was to be incorporated by reference to the Proxy Statement for our 2020 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
No attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures that might be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by us with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.
Unless the context suggests otherwise, references in this Amendment to “Yelp,” the “Company,” “we,” “us” and “our” refer to Yelp Inc. and, where appropriate, its subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Amendment that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management, which are in turn based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” included under Part I, Item 1A in the Original Filing. Furthermore, such forward-looking statements speak only as of the date of this Amendment. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors
The following table sets forth the names, ages and certain other information with respect to our directors as of April 29, 2020:

Name	Age	Director Since	Independent	Audit Committee	Compensation Committee	Nominating Committee
Diane M. Irvine	61	November 2011	✓	µ«		µ
Fred D. Anderson, Jr.	75	February 2011	✓	l«	µ
Christine Barone	46	March 2020	✓			●
Robert Gibbs	49	May 2012	✓	●		●
George Hu	45	March 2019	✓		●
Sharon Rothstein	62	March 2019	✓		●	●
Brian Sharples	59	March 2019	✓	●
Jeremy Stoppelman	42	September 2005
Legend: µ Committee Chairperson | ● Committee Member | « Audit Committee Financial Expert
A brief biography of each director is set forth below.
Diane M. Irvine has served as Chairperson of the Board since September 2015. She previously served as Chief Executive Officer of Blue Nile, Inc., an online retailer of diamonds and fine jewelry, from February 2008 to November 2011, and as President from February 2007 to November 2011. Ms. Irvine also served as the Chief Financial Officer of Blue Nile from December 1999 to September 2007. From February 1994 to May 1999, Ms. Irvine served as Vice President and Chief Financial Officer of Plum Creek Timber Company, Inc., a timberland management and wood products company. From September 1981 to February 1994, Ms. Irvine served in various capacities, most recently as a partner, with Coopers & Lybrand LLP, an accounting firm. Ms. Irvine currently serves on the boards of directors of Funko, Inc. and Casper Sleep Inc. She previously served on the boards of directors of XO Group Inc. from November 2014 to December 2018, Rightside Group, Ltd. from August 2014 to July 2017, CafePress Inc. from May 2012 to May 2015 and Blue Nile, Inc. from May 2001 to November 2011. Ms. Irvine holds a B.S. in Accounting from Illinois State University and an M.S. in Taxation and a Doctor of Humane Letters from Golden Gate University.
Fred D. Anderson, Jr. serves as a Managing Director of Next Equity Partners, a firm he co-founded in July 2015, and Elevation Partners, a firm he co-founded in July 2004, making venture capital and private equity investments in technology and digital media companies. From March 1996 to June 2004, Mr. Anderson served as Executive Vice President and Chief Financial Officer of Apple Inc., one of the world's largest consumer electronics companies. Prior to joining Apple, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc., an electronic transaction processing firm, from August 1992 to March 1996. Mr. Anderson currently serves on the board of directors of eBay Inc., as well as the board of trustees of Whittier College and the Stanford Athletic Advisory Board. Mr. Anderson holds a B.A. from Whittier College and an M.B.A. from the University of California, Los Angeles.
Christine Barone has served as Chief Executive Officer of True Food Kitchen, a health-driven restaurant chain, since August 2016. From February 2011 to August 2016, Ms. Barone served in various roles at Starbucks Corporation, a premier roaster, marketer and retailer of specialty coffees, most recently as Senior Vice President of Food, Evenings and Licensed Stores. Prior to joining Starbucks, Ms. Barone was a Principal at Bain & Company from September 2000 to February 2011. Ms. Barone holds a B.A. in Applied Mathematics from Harvard College and an M.B.A. from Harvard Business School.

Robert Gibbs has served as Senior Counsel at Bully Pulpit Interactive Media, Inc., a communications agency, since March 2020 and is a contributor on NBC and MSNBC television channels. Mr. Gibbs previously served as Executive Vice President, Global Chief Communications Officer of McDonald’s Corporation, a global food service retailer, from June 2015 to October 2019. Prior to joining McDonald’s, Mr. Gibbs was a Partner at The Incite Agency, a strategic communications firm, from June 2013 to June 2015 and a contributor to cable news channel MSNBC from February 2013 to June 2015. Mr. Gibbs previously served as a senior campaign advisor to President Barack Obama for the 2012 presidential election from January 2012 to November 2012. From January 2009 to February 2011, he served as the 28th White House Press Secretary. Prior to January 2009, Mr. Gibbs was the Communications Director for then-U.S. Senator Obama and for Mr. Obama’s 2008 presidential campaign. Mr. Gibbs was Press Secretary for Senator John Kerry’s 2004 presidential campaign and previously specialized in Senate campaigns, having served as Communications Director for the Democratic Senatorial Campaign Committee and for four individual Senate campaigns, including those of Mr. Obama in 2004 and Fritz Hollings in 1998. Mr. Gibbs holds a B.A. in Political Science from North Carolina State University.
George Hu has served as Chief Operating Officer of Twilio Inc. since March 2017. From December 2014 to April 2016, Mr. Hu founded and served as Chief Executive Officer at Peer, a workplace feedback startup that was acquired by Twitter, Inc. in 2016. Prior to founding Peer, Mr. Hu served as Chief Operating Officer at Salesforce.com, Inc., a leading provider of enterprise cloud computing applications, from November 2011 to December 2014. From 2001 to 2011, Mr. Hu served in a variety of other management roles at Salesforce.com, including Vice President of Product Marketing, Senior Vice President of Applications, Executive Vice President of Products and Chief Marketing Officer. Mr. Hu holds an A.B. in Economics from Harvard College and an M.B.A. in Business Administration from the Stanford University Graduate School of Business.
Sharon Rothstein has served as an Operating Partner at Stripes Group, a growth equity firm, since October 2018. Prior to joining Stripes Group, Ms. Rothstein served as Executive Vice President, Global Chief Marketing Officer of Starbucks Corporation from April 2013 to February 2018. From May 2009 to March 2013, Ms. Rothstein served as Senior Vice President of Marketing at Sephora, a specialty beauty retailer. Prior to joining Sephora, Ms. Rothstein held senior marketing and brand management positions with Godiva, Starwood Hotels and Resorts, Nabisco Biscuit Company and Procter & Gamble. Ms. Rothstein holds a Bachelor of Commerce from the University of British Columbia and an M.B.A. from the University of California, Los Angeles.
Brian Sharples is a serial entrepreneur, angel investor and advisor to technology and e-commerce companies. Mr. Sharples most recently served as Chairman of Twyla Inc., an online fine art marketplace that he co-founded, from October 2016 to December 2018. Mr. Sharples previously served as Chief Executive Officer of HomeAway, Inc., a vacation rental marketplace he co-founded, from April 2004 to September 2016, as President from April 2004 to May 2014 and as Chairman from March 2011 to December 2015. Prior to founding HomeAway, Mr. Sharples was an angel investor from 2001 to 2004 and also served as Chief Executive Officer of Elysium Partners, Inc., a company in the vacation club ownership market, from 2002 to 2003. Mr. Sharples was President of IntelliQuest Information Group from 1990 to 1996 and Chief Executive Officer from 1996 to 2000. Mr. Sharples currently serves on the boards of directors of GoDaddy Inc., Ally Financial Inc. and Avalara, Inc. He previously served on the boards of directors of RetailMeNot, Inc. from July 2011 to May 2017, HomeAway, Inc. from March 2011 to December 2015 and Kayak, Inc. from December 2011 to 2015. Mr. Sharples holds a B.S. in math and economics from Colby College and an M.B.A. from the Stanford University Graduate School of Business.
Jeremy Stoppelman is our co-founder and has served as our Chief Executive Officer since our inception in 2004. Prior to founding Yelp, Mr. Stoppelman held various engineering roles at PayPal, Inc., an online payment company, from February 2000 to June 2003, most recently serving as Vice President of Engineering. Prior to PayPal, Mr. Stoppelman was a software engineer at Excite@Home, an Internet company, from August 1999 to January 2000. He holds a B.S. in Computer Science from the University of Illinois.

Executive Officers
The names, ages and certain other information concerning our executive officers as of April 29, 2020 are set forth below.

Name	Age	Position Held With the Company
Jeremy Stoppelman	42	Co-Founder and Chief Executive Officer
David Schwarzbach	51	Chief Financial Officer
Joseph R. (“Jed”) Nachman	47	Chief Operating Officer
Vivek Patel	41	Chief Product Officer
Laurence Wilson	47	Chief Administrative Officer, General Counsel and Secretary

There are no family relationships between any of our directors and any of our executive officers.
Jeremy Stoppelman. Biographical information regarding Mr. Stoppelman is set forth under "—Board of Directors" above.
David Schwarzbach has served as our Chief Financial Officer since February 2020. Mr. Schwarzbach previously served as Chief Financial Officer of Optimizely, Inc., a private company with approximately 400 employees that provides A/B testing tools and personalization capabilities for websites, mobile apps and connected devices, from October 2015 through January 2020. He also served as Chief Operating Officer of Optimizely from February 2017 through January 2020. From June 2011 through September 2015, Mr. Schwarzbach held several senior finance positions at eBay Inc., an Internet marketplace company, most recently as Vice President and Chief Financial Officer of eBay's multibillion-dollar North American Marketplaces business. Mr. Schwarzbach holds a B.S. in plant science from the University of California, Davis and an M.P.A. in economics and public policy from Princeton University.
Jed Nachman has served as our Chief Operating Officer since August 2016 and previously served as our Chief Revenue Officer from January 2016 to August 2016, Senior Vice President of Revenue from September 2011 to January 2016 and Vice President of Sales from January 2007 to September 2011. Prior to joining us, Mr. Nachman held several senior sales roles at Yahoo! from January 2002 to January 2007, most recently as Director of Corporate Sales for the Western Region for Yahoo! HotJobs, an online job search company. Prior to Yahoo!, Mr. Nachman served as sales manager at HotJobs from June 1999 to 2002, when it was acquired by Yahoo!. Prior to HotJobs, Mr. Nachman was an associate at Robertson Stephens from 1996 to 1998. Mr. Nachman holds a B.A. in Economics from the University of Colorado at Boulder.
Vivek Patel has served as our Chief Product Officer since January 2019 and previously served as our Senior Vice President, Products from July 2016 to December 2018, Vice President, Business Products from January 2013 to July 2016, Director, Business Products from December 2010 to January 2013 and Product Manager, Consumer & International from April 2009 to December 2010. Prior to joining us, Mr. Patel served as Director of Product Management at SugarSync, a provider of online file backup, from 2004 to October 2008. Mr. Patel holds a B.S. in Computer Science and an M.A. in Education: Learning, Design & Technology from Stanford University.
Laurence Wilson has served as our General Counsel since November 2007 and as our Chief Administrative Officer since October 2017. Prior to joining us, Mr. Wilson served as Vice President of Legal and Business Development for Xoom Corporation from January 2004 to October 2007. Mr. Wilson began his legal career with Claremont Partners, Inc., a health care solutions company, from March 2002 to January 2004. He holds a B.A. in History from the University of California, San Diego and a J.D. from Stanford Law School.

Certain Corporate Governance Matters
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of business conduct and ethics is available on our corporate website at www.yelp-ir.com under the section entitled “Governance Documents” within the "Governance" menu. If we make any substantive amendments to our code of business conduct and ethics or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our code of business conduct and ethics, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.
Material Changes to Procedures for Recommending Directors
No material changes have been made to the procedures by which security holders may recommend nominees to our Board.
Audit Committee
Our Board has a standing Audit Committee with a written charter that is available to stockholders on our website at www.yelp-ir.com under the section entitled “Governance Documents” within the "Governance" menu.
The Audit Committee is currently composed of four directors, Ms. Irvine and Messrs. Anderson, Gibbs and Sharples, each of whom the Board has determined to be independent (as independence is currently defined in Section 303A.02 of the New York Stock Exchange ("NYSE") listing standards and in Rule 10A-3(b)(1) promulgated under the Exchange Act). The Board has determined that Ms. Irvine and Mr. Anderson each qualify as an “audit committee financial expert,” as defined in applicable

SEC rules. The Board made a qualitative assessment of Ms. Irvine’s and Mr. Anderson’s level of knowledge and experience based on a number of factors, including their formal education and experiences as described in their biographies included in this Amendment. Ms. Irvine is the Chairperson of the Audit Committee.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with, except that one Form 4 reporting a single transaction was filed late by Mr. Patel due to an administrative error.

Item 11. Executive Compensation.

Director Compensation
The following table shows, for the year ended December 31, 2019, certain information with respect to the compensation of our non-employee directors.
Director Compensation for the Year Ended December 31, 2019

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(4)(5)	Total ($)
Diane M. Irvine	—(1)	65,757	—	65,757
Fred D. Anderson, Jr.	—(1)	39,469	—	39,469
Geoff Donaker	—(6)	—	—	—
Peter Fenton	—(6)	—	—	—
Robert Gibbs	—(1)	36,944	—	36,944
George Hu	—(1)	190,145	163,180	353,325
Jeremy Levine	—(6)	—	—	—
Mariam Naficy(7)	—(1)	22,761	—	22,761
Sharon Rothstein	—(1)	187,410	163,180	350,590
Brian Sharples	29,000	162,516	163,180	354,696
____________________
(1) The indicated non-employee director elected to receive the following cash fees he or she was otherwise entitled to receive in the form of a restricted stock unit ("RSU") award of equivalent value (calculated as set forth under “—Director Compensation Arrangements—Cash Compensation” below): (a) Ms. Irvine, $65,000; (b) Mr. Anderson, $39,000; (c) Mr. Gibbs, $36,500; (d) Mr. Hu, 25,000; (e) Ms. Naficy, $22,500; and (f) Ms. Rothstein, $22,500.
(2) The amounts reported here do not reflect the actual economic value realized by our directors. In accordance with SEC rules, this column represents the aggregate grant date fair value of shares underlying stock and option awards granted during the year ended December 31, 2019, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("ASC 718"). Assumptions used in the calculation of the grant date fair value are set forth in Note 16, "Stockholders' Equity," in the Original Filing.
(3) The aggregate number of unvested shares subject to outstanding RSU awards held by each non-employee director as of December 31, 2019 was as follows: (a) 443 shares of common stock for Ms. Irvine; (b) 266 shares of common stock for Mr. Anderson; (c) 249 shares of common stock for Mr. Gibbs; (d) 4,845 shares of common stock for Mr. Hu; (e) 154 shares of common stock for Ms. Naficy; (f) 4,827 shares of common stock for Ms. Rothstein; and (g) 4,670 shares of common stock for Mr. Sharples.
(4) The aggregate number of shares subject to outstanding stock options held by each non-employee director as of December 31, 2019 was as follows: (a) 55,000 shares of common stock for Ms. Irvine; (b) 10,000 shares of common stock for Mr. Anderson; (c) 55,000 shares of common stock for Mr. Gibbs; (d) 9,950 shares of common stock for Mr. Hu; (e) 32,500 shares of common stock for Ms. Naficy; (f) 9,950 shares of common stock for Ms. Rothstein; and (g) 9,950 shares of common stock for Mr. Sharples.
(5) As described in “—Director Compensation Arrangements—Equity Compensation” below, non-employee directors are entitled to receive an option to purchase 10,000 shares of our common stock every other year on the date of our annual meeting of stockholders, including on the date of our 2019 Annual Meeting of Stockholders. The amounts reported here do not reflect this entitlement, as the Compensation Committee did not approve these grants in 2019.
(6) Messrs. Donaker, Fenton and Levine resigned from the Board effective as of March 1, 2019 and did not receive any compensation for their Board and Board committee services during the year ended December 31, 2019.
(7) Ms. Naficy resigned from the Board effective February 8, 2020.

Director Compensation Arrangements

The Compensation Committee of the Board (the "Compensation Committee") periodically reviews and assesses non-employee director pay practices, typically with the assistance of an independent compensation consultant. For example, in its most recent full evaluation of Board compensation prior to 2019, the Compensation Committee engaged Compensia, Inc., an independent, national compensation consulting firm, to provide a compensation analysis consisting of board compensation data from the same peer group used for executive compensation purposes. After considering this market data, as well as the time and responsibility requirements of the various Board roles and committees, our Compensation Committee recommended, and the Board approved, the director compensation arrangements described below, which were effective from 2016 through 2019.
In connection with the Board refreshment process completed in February 2019, the Board determined that new non-employee directors will be entitled to receive an RSU award and a stock option, as described below. The Board approved this change in our non-employee director compensation program after taking into account input from Compensia regarding market practices with respect to initial equity awards; however, it did not obtain a full compensation analysis as in 2016 because it expected to conduct a full review of our non-employee director compensation program later in 2019.
The Compensation Committee undertook its planned evaluation of Board compensation in the third quarter of 2019, and again engaged Compensia to provide a compensation analysis consisting of board compensation data from the same peer group used for executive compensation purposes for 2019. After considering this market data, as well as the time and responsibility requirements of the various Board roles and committees, our Compensation Committee recommended, and the Board approved, the director compensation arrangements described below as of January 1, 2020.
We have a policy of reimbursing our directors for their reasonable out-of-pocket expenses incurred in attending Board and Board committee meetings. Mr. Stoppelman does not receive any additional compensation for his service on the Board.

Cash Compensation. For the year ended December 31, 2019, we provided the following cash compensation for Board and Board committee services, as applicable, to non-employee directors:
•$20,000 per year for service as chairperson of the Board;
•$20,000 per year for service as a Board member (in addition to the cash compensation for service as chairperson of the Board);
•$20,000 per year for service as chairperson of the Audit Committee;
•$9,000 per year for service as a member of the Audit Committee (other than as chairperson);
•$10,000 per year for service as the chairperson of the Compensation Committee;
•$5,000 per year for service as a member of the Compensation Committee (other than as chairperson) or chairperson of any other committee; and
•$2,500 per year for service as a member of any other committee (other than as chairperson).
As of January 1, 2020, the cash compensation for Board and Board committee service, as applicable, by non-employee directors was as follows:
•$30,000 per year for service as chairperson of the Board;
•$32,000 per year for service as a member of the Board (in addition to the cash compensation for service as chairperson of the Board);
•$20,000 per year for service as chairperson of the Audit Committee;
•$9,000 per year for service as a member of the Audit Committee (other than as chairperson);
•$10,000 per year for service as the chairperson of the Compensation Committee;
•$5,000 per year for service as a member of the Compensation Committee (other than as chairperson);
•$7,000 per year for service as a chairperson of the Nominating and Corporate Governance Committee of the Board; and
•$2,600 per year for service as a member of the Nominating and Corporate Governance Committee of the Board (other than as chairperson).
Our non-employee directors may elect to receive any cash fees that they would otherwise be entitled to in the form of shares of common stock with an equivalent value, issued in the form of RSU awards that vest quarterly over the applicable year of service. Such election must be made on an annual basis no later January 1 of the year for which the election is being made. The number of shares issued in lieu of cash fees is calculated based on the average closing price of our common stock on the NYSE over the two calendar months prior to grant.

Equity Compensation. Beginning in February 2019, new non-employee directors are entitled to receive equity awards valued at $325,000, split evenly between stock options and RSUs by value. Each such award vests over four years, with 25% vesting after one year and the remaining shares underlying the options vesting in equal monthly installments and the remaining shares covered by the RSUs vesting in equal quarterly installments. We grant stock options with an exercise price of not less than the fair market value of our common stock on the date of grant. We do not have, nor do we plan to establish, any program, plan or practice to time stock option grants in coordination with releasing material non-public information.
Beginning in 2020, each non-employee director will receive an annual RSU award valued at $175,000. Each such award will vest in equal quarterly installments over four years following the date of grant. These awards will be in addition to the option to purchase 10,000 shares of our common stock that each non-employee director is entitled to receive every other year on the date of our annual meeting of stockholders. Each such option vests in equal monthly installments over four years following the date of grant.

2020 Compensation Changes Due to COVID-19. As a result of negative trends in our business and continued uncertainty due to the COVID-19 pandemic, the Board approved a restructuring plan on April 7, 2020 to help us manage the near-term financial impacts. In addition to reductions and deferrals in spending, the restructuring plan's cost-cutting measures included workforce reductions and furloughs, as well as reduced workweeks and compensation reductions, including for our executive officers, as discussed in greater detail in Item 11 under "Executive Compensation—Compensation Discussion and Analysis—Summary Information Regarding 2020 Changes to Executive Compensation Program." In connection with the restructuring plan, each non-employee director will also forgo the compensation he or she was entitled to receive for the second quarter of 2020.

Compensation Discussion and Analysis
Our compensation discussion and analysis describes our executive compensation program and the decisions in 2019 regarding compensation for our named executive officers:
•Jeremy Stoppelman, our Chief Executive Officer;
•Charles ("Lanny") Baker, our former Chief Financial Officer(1);
•James Miln, our former Interim Chief Financial Officer and current Vice President, Financial Planning & Analysis(2);
•Jed Nachman, our Chief Operating Officer;
•Vivek Patel, our Chief Product Officer(3); and
•Laurence Wilson, our Chief Administrative Officer, General Counsel and Secretary.
(1) Mr. Baker resigned effective September 2, 2019.
(2) Mr. Miln joined us on February 4, 2019 as our Vice President, Financial Planning & Analysis and was not an executive officer. Mr. Miln served as our Interim Chief Financial Officer from September 2, 2019 until February 14, 2020, during which time he was an executive officer.
(3) Mr. Patel was promoted to Chief Product Officer in January 2019. Prior to such promotion, Mr. Patel served as our Senior Vice President, Products and was not an executive officer.

Executive Summary
In the years following our initial public offering in 2012, our business grew rapidly as we expanded from a local business directory and review site to a comprehensive local platform with transaction capabilities. This transition required the intense focus and dedication of our executives and employees, and we regularly adjusted our compensation program to match the maturity, size, scale and growth of our business. However, the design of our program remained consistent in its emphasis on a straightforward, transparent structure weighted toward equity over cash compensation, which our Compensation Committee believed would motivate our executive officers to drive long-term value creation while appropriately conserving cash at that stage of our business.
2019 was another year of transition for our business as we embarked on an ambitious, multi-year business transformation plan designed to drive and sustain profitable long-term growth. In recognition of the ongoing evolution of our business and based on feedback from our stockholders, our Compensation Committee began a corresponding evolution of our executive compensation program in late 2018 and early 2019. Our Compensation Committee took further steps in early 2020 to bring our compensation program into alignment with our updated business strategy and market dynamics in the highly competitive industry in which we operate; it subsequently revised some of these executive compensation arrangements downward in response to adverse effects on our business from COVID-19.
This executive summary provides an overview of: (1) our strategy and 2019 business highlights; (2) the results of our 2019 advisory vote on executive compensation, stockholder outreach and the evolution of our executive compensation program; and (3) highlights of executive compensation changes for 2020.
Our Strategy and 2019 Business Highlights
As a trusted local resource, we deliver significant value to both consumers and businesses by helping each discover and interact with the other. Our unrivaled content helps consumers save time and money. Our advertising and other products help business owners increase their visibility and connect with our large audience of purchase-oriented consumers. Our strategy looks to leverage our competitive advantages — our brand, our content, our large consumer audience and the network dynamics on our platform — to increase the value we provide to consumers and businesses, while continuing to drive efficiency in our business model.
Following our transition to a multi-channel, on-demand business model, which we completed in 2018 with our move to non-term advertising contracts, we continued the transformation of our business in 2019 through initiatives to drive revenue growth while improving the structural economics of our business. These initiatives included delivering more value to our customers, driving continued momentum in our multi-location advertising business, expanding our product offerings, and optimizing our cost structure and controlling expenses. Our efforts in these and other areas enabled us to achieve the following accomplishments in 2019:

✓ Accelerated year-over-year revenue growth from 5% in the first half of 2019 to 10% in the second half of 2019, while at the same time reducing sales headcount.
✓ Generated 34% more ad clicks for Yelp advertisers at an 18% lower average cost-per-click compared to 2018, leading to improved budget retention among non-term advertisers.
✓ Increased revenue from our most efficient and high-margin sales channels, multi-location and self-serve, by 22% and 30%, respectively, compared to 2018.
✓ Launched new, affordably priced profile products, including Business Highlights, Portfolios and Yelp Connect, which helped accelerate revenue growth in our self-serve channel and bridge the gap between our free offerings and our targeted search advertising product.

✓ Introduced new features for Yelp Waitlist, including Predictive Wait Times and Notify Me, which helped more than double the number of diners seated via Yelp compared to 2018. The combined revenue from Yelp Reservations and Yelp Waitlist increased by a double-digit percentage compared to 2018.
✓ Reduced the size of our local sales force by 10%, including a significant reduction in the size of our San Francisco sales office, and relocated a number of G&A positions from San Francisco to our Phoenix office, which reduced some of the ongoing operating expenses associated with those teams.
✓ Continued to return capital to stockholders through our stock repurchase program. We repurchased on the open market and subsequently retired $481.0 million of our outstanding common stock, nearly completing the $500 million of repurchases authorized by our Board in aggregate in November 2018 and February 2019.
2019 Pay Highlights
•For the seventh consecutive year, our Chief Executive Officer elected to receive a nominal base salary of $1.00 per year as a testament to his commitment to and confidence in our business and its long-term value creation potential. We made increases to other named executive officer base salaries ranging from 5% to 8%.
•Our Chief Executive Officer’s total direct compensation (i.e. base salary + equity grants) was again below the median for our peer companies.
•We introduced performance-vesting equity awards for our Chief Executive Officer and certain other executive officers, which represented approximately 25% of each such officer’s 2019 annual equity awards (in 2020, we increased the proportion of performance-vesting equity awards to 50%, as described in the following section).
•We developed new hire and retention packages for Mr. Miln in connection with his joining us and subsequently taking on the role of Interim Chief Financial Officer.
•Based on our compensation philosophy, we do not provide any bonuses to our named executive officers as part of our standard executive compensation program.
Results of 2019 Advisory Vote, Stockholder Outreach and Evolution of Our Executive Compensation Program
In accordance with the preference of our stockholders expressed in 2013 and again in 2019, we conduct an annual advisory vote on executive compensation, commonly referred to as a “say-on-pay” vote. At our 2019 Annual Meeting of Stockholders, approximately 68% of stockholders who cast an advisory vote on our say-on-pay proposal voted in favor of our 2018 executive compensation program.
Our Compensation Committee believes that the results of the 2019 say-on-pay vote reflected investor feedback we solicited and received about our 2018 executive compensation program in the fourth quarter of 2018 and January 2019, which indicated a desire for a greater link between executive pay and company performance, as well as for enhanced compensation governance policies. During this time, we reached out to stockholders collectively representing over two-thirds of our outstanding shares and proactively solicited input on our executive compensation program to gauge how we might evolve our pay practices in light of changes in our business and strategy. Members of executive management, the Chairperson of our Board, Ms. Irvine, and the current Chairperson of our Compensation Committee and an Audit Committee member, Mr. Anderson, ultimately engaged in substantive discussions relating to governance and compensation matters with stockholders collectively representing approximately 50% of our outstanding shares.

While our 2018 executive compensation program had already been approved when these discussions took place, our Compensation Committee took the feedback from the discussions into consideration in making executive compensation decisions for 2019. The key feedback we received from our stockholders in late 2018 and early 2019 related to our executive compensation program, which we refer to as the “2019 Outreach” and the actions we took in response were as follows:
2019 Outreach and Changes
Our Compensation Committee viewed the actions outlined above as an initial step in the evolution of our executive compensation program. To continue the development of our executive compensation program, we refreshed the composition of our Compensation Committee in connection with Mr. Fenton's resignation from the Board and as Chairperson of the Compensation Committee in March 2019, with Mr. Anderson becoming the new Chairperson and Messrs. Gibbs and Hu joining as new members.
As part of our ongoing outreach efforts and development of our 2020 executive compensation program, we sought further input on our executive compensation program after approving the 2019 executive compensation changes described above. In particular, we sought stockholder feedback on the performance-vesting RSUs (the "Performance Awards") we introduced in our 2019 executive compensation program in response to earlier investor feedback. We reached out to — and members of executive management, Ms. Irvine and Mr. Anderson ultimately engaged in substantive discussions with — stockholders collectively representing over half of our outstanding shares during this time.
While the investors we met with during this outreach were generally supportive of our efforts to respond to their feedback, and viewed the 2019 Performance Awards as an improvement to our compensation program, they were critical of the structure and size of the Performance Awards. Based on the feedback from these discussions, which we refer to as the “2020 Outreach,” which is summarized in more detail below, and the results of our 2019 say-on-pay vote, our Compensation Committee made the following changes to our executive compensation program for 2020:

2020 Outreach and Changes
2020 Changes Due to COVID-19
The Compensation Committee made executive compensation decisions for 2020, including the design and grant of the 2020 Performance Awards described above, in the normal course in February 2020, before the extent of the impact of the COVID-19 pandemic on the U.S. economy was known. The Board and Compensation Committee made further changes to our executive compensation program in early April 2020 in connection with the anticipated consequences of the pandemic on our business, which included a reduction in the base salaries for all of our continuing named executive officers. In addition, Mr. Stoppelman agreed to forgo certain shares subject to his 2020 Performance Award and RSU award. The Compensation Committee will continue to consider the impacts of the evolving COVID-19 pandemic on our business and our executive compensation program.
Executive Compensation Governance
Our Board and Compensation Committee have implemented the following compensation and governance policies and practices, which they determined to be in the best interests of our stockholders:

☑ What We Do		☒ What We Do Not Do
✓	Maintain a completely independent Compensation Committee	✗	No guaranteed salary increases, guaranteed bonuses or guaranteed equity compensation
✓	Retain an independent compensation consultant	✗	No strict benchmarking of compensation
✓	Structure a substantial majority of total compensation as long-term equity awards	✗	No "single-trigger" change in control cash payments or guaranteed equity acceleration
✓	Grant performance-based long-term equity awards	✗	No excessive perquisites or personal benefits
✓	Employ our executive officers at will	✗	No excise tax “gross-ups” for change in control or termination benefits
✓	Provide reasonable change in control and severance benefits that do not exceed the executive’s annual cash compensation (i.e. base salary + cash bonus amount, if any) at the time of termination	✗	No pension arrangements, defined benefit retirement programs or non-qualified deferred compensation plans
✓	Maintain stock ownership guidelines for executive officers and directors	✗	No hedging, pledging or other inherently speculative transactions in our equity securities
✓	Subject cash and equity incentive compensation to a clawback policy	✗	No stock option exchanges or repricings without stockholder approval
✓	Engage with our stockholders and make changes to our compensation program when appropriate

Pay for Performance Alignment
Our 2019 executive compensation program is heavily weighted towards at-risk compensation in the form of long-term equity awards designed to align the interests of our executive team with our performance and the interests of our stockholders: Performance Awards and stock options will have value only to the extent that shares held by our stockholders also increase in value and RSUs will not retain their expected value if our shares lose value. The total direct compensation mix (i.e. base salary + grant date fair value of 2019 equity awards) for our Chief Executive Officer and other named executive officers during 2019 reflected this alignment:

CHIEF EXECUTIVE OFFICER
100% At-Risk

Base Salary:
~0%
Performance
Award: ~22%
Stock Options:
~78%

AVERAGE OF OTHER NEOs*
88% At-Risk

Base Salary
12%
Performance
Awards
19%
RSUs
23%
Stock
Options
46%

*Average provided for other named executive officers who received Performance Awards in 2019 (Messrs. Baker, Nachman and Wilson).
As a result of this compensation mix, our Chief Executive Officer's realizable pay(2) — the compensation potentially available (or "realizable") to him — may be substantially lower than his reported pay(1) — which estimates the expected value of compensation on the date it was granted in accordance with financial accounting principles — if our performance does not improve our stock price. This has been the case in each of the last three years: our Chief Executive Officer's realizable pay was $1.6 million in 2019, $1 in 2018 and $1 in 2017 compared to his approximately $6.3 million, $5.4 million and $10.0 million of reported pay, respectively.

Realizable pay provides another perspective to help demonstrate the alignment of our Chief Executive Officer's compensation with the financial interests of stockholders, particularly because nearly 100% of our Chief Executive Officer's pay has been linked directly to our stock performance primarily through stock options in the last several years. In 2019, his pay mix was adjusted and equity was delivered in a combination of stock options and Performance Awards with a performance goal of sustained stock price appreciation; as a result of our stock price performance following their grant date, our Chief Executive Officer's options were "underwater" and the performance goal for the Performance Awards had not been met.
The chart below reflects our Chief Executive Officer's reported pay, realizable pay and realized pay for 2019. Although the Performance Awards still had realizable value due to his continuing opportunity to meet the performance goal, his reported pay of approximately $6.3 million far exceeded that realizable value of approximately $1.6 million. Furthermore, our Chief Executive Officer's realized pay — the amount he actually "took home" for the year — consisted solely of his nominal annual salary of $1 in 2019, as shown in the chart below.
____________________
(1) Reported pay represents (a) Mr. Stoppelman's nominal annual salary of $1.00, plus (b) the aggregate grant date fair value of equity awards (stock options and Performance Awards for 2019) granted to Mr. Stoppelman in the applicable year calculated in accordance with ASC 718.
(2) Realizable pay represents (a) Mr. Stoppelman's nominal annual salary of $1.00, plus (b) the value of stock options, whether vested or unvested, granted to Mr. Stoppelman in the applicable year that are in-the-money based on a stock price of $34.83 per share, the closing price of our stock on December 31, 2019, plus (c) in 2019, the value of shares subject to Mr. Stoppelman's Performance Award at target (even though the performance goal had not been met), whether or not such shares had met the time-based vesting requirement, based on a stock price of $34.83 per share.
(3) Realized pay represents Mr. Stoppelman's "take-home" pay as reflected in his Form W-2 for each year, including any gains from options exercised during the applicable year (regardless of the equity award grant date).
Our Compensation Committee also believes that analysis of realizable pay compared to measures of company performance and value generated for stockholders, such as total stockholder return ("TSR"),(4) allows a more complete understanding of the pay-for-performance relationship than sole reliance on reported pay in the Summary Compensation Table. TSR reflects the change in value for stockholders through stock price appreciation over a particular period of time and, when analyzed with realizable pay in the context of our peer companies, provides an important way to assess our pay-for-performance alignment against those companies whom we compete for executive talent. The chart below shows the percentile of our Chief Executive Officer's realizable pay for 2019 compared to our TSR performance percentile for 2019, as compared to the same measures for our 2019 peer group companies (as detailed under "—Compensation Setting Process—Role of Market Data" below), with the exception of Pandora Media, Inc., Shutterfly Inc., Tableau Software Inc. and Web.com Group, Inc., which were recently acquired.
As reflected in the chart, our Chief Executive Officer's realizable compensation ranked below median at the 24th percentile of our peer group. Although our TSR also ranked below the median of our peer group, it was at the 35th percentile of our peer group, showing the general alignment of our Chief Executive Officer's realizable compensation with our TSR performance in 2019 relative to our peer group.
____________________
(1) Realizable pay is calculated as the sum of: (a) base salary; (b) actual bonus earned; (c) aggregate intrinsic value of time-vested and target performance-vested stock and stock unit awards granted during the one-year period based on the closing price of the applicable company's stock on December 31, 2019; and (d) aggregate value of stock options, whether vested or unvested, granted during the one-year period that are in-the-money based on the closing price of the applicable company's stock on December 31, 2019.
(2) TSR represents the percentage change in value for stockholders through stock price appreciation over the applicable one-year period, adjusted to reflect the impact of paid dividends, and is calculated based on the closing price of the applicable company's stock on December 31, 2019.
Our Chief Executive Officer's realizable compensation was also in general alignment with our TSR performance over the three-year period ended December 31, 2019 relative to our peer group, with his realizable compensation in the 7th percentile of our peer group compared to our TSR in the 13th percentile of our peer group. We believe the one-year period is more relevant in light of the major changes in our business and executive compensation program that we undertook in 2019.
While our Compensation Committee recognizes that TSR is not the sole measure of our performance, we are mindful that TSR is important to our stockholders and is a measure often used by institutional investors in assessing the alignment between pay and performance. We recognize that there are a variety of ways to measure pay-for-performance alignment, and multiple measurements are often appropriate. While obviously important, TSR is only one of the several factors our Compensation Committee considers in making executive compensation decisions. We expect to continue to review and present the alignment of executive compensation with our performance, as measured in the manner we determine to be most appropriate for our Company.

Executive Compensation Objectives, Philosophy and Design
In addition to operating in a highly competitive and rapidly evolving industry, we are currently undertaking a multi-year business transformation plan that we began executing in 2019. Competition for experienced and talented technology executives in the San Francisco Bay Area is intense and continuous, and not all executives desire or are suited to manage in a transitional business environment, which may exacerbate these challenges for us in the near term. As our business has evolved, our Compensation Committee has continued its ongoing efforts to ensure that our executive compensation program is aligned with our strategy and the needs, scale and resources of our business, including our program objectives, philosophy and design.
Objectives and Philosophy. Despite changes in our business, we believe our executive compensation program must continue to satisfy certain basic objectives:

Attract and retain a team of executives with strong leadership and management capabilities, and that fosters our company culture, which is the foundation of our success and remains a pivotal part of our everyday operations	Motivate our executive officers to achieve our business objectives	Align the interests of our executive officers with those of our stockholders	Promote teamwork while also recognizing the role each executive plays in our success

We have historically approached these objectives by emphasizing teamwork and long-term value creation through a philosophy of:
•maintaining internal pay equity, such that each executive's compensation reflects the relative importance of his role, while at the same time providing a certain amount of parity to promote teamwork;
•tying a meaningful portion of compensation directly to the long-term value and growth of our business and total stockholder return; and
•establishing responsible pay practices that have a reasonable cost structure and do not encourage unnecessary or excessive risk taking.
In 2019, our Compensation Committee expanded this approach to include rewarding performance by making a meaningful portion of compensation dependent on achieving performance goals.
Design. Based on the above principles, the total compensation package for 2019 for our named executive officers other than Messrs. Miln and Patel consisted of the following key components:

	Compensation Component	Delivery Method	Purpose

Fixed Compensation	Base Salary	Cash	To compensate our executives for their day-to-day responsibilities, at levels necessary to attract and retain executive talent
At-Risk, Performance-Based Compensation	Long-Term Incentive Awards	Performance Awards	To link pay directly to Company stock performance, while time-based vesting component also serves as a retention tool
		Stock Options	To link compensation directly to stock price performance that can be sustained over time
		Time-Vesting RSUs*	To align pay with long-term stockholder value, while ensuring continued motivation and retention during periods of market volatility
Post-Employment & Change in Control Compensation	Executive Severance Benefits Plan	Cash and Vesting Acceleration	Limited severance and change in control benefits to encourage our executives to work to maximize stockholder value
* For executives other than Mr. Stoppelman.

As discussed in greater detail below, the 2019 compensation packages for Mr. Miln — who joined Yelp as a vice president in early 2019 and served as Interim Chief Financial Officer during the year — and Mr. Patel — who was promoted to an executive officer position during 2019 — reflect the design of our non-executive compensation program and, in Mr. Miln's case, were the result of individual hiring negotiations.
We also provide our executive officers with comprehensive employee benefit programs such as medical, dental and vision insurance, a 401(k) plan, life and disability insurance, flexible spending accounts, an employee stock purchase plan and other plans and programs made available to all of our eligible employees.
Compensation has generally been weighted towards equity, with limited cash compensation. Our Compensation Committee believes that making equity awards the primary component of executive compensation focuses the executive team on the achievement of our long-term strategic and financial goals, thereby aligning their interests with those of our stockholders. Historically, we have not offered annual incentive cash compensation opportunities to our executive officers, as our Compensation Committee believed that providing meaningful equity opportunities sufficiently motivated our executive officers to drive long-term value creation.
We do not affirmatively set out in any given year, or with respect to any given new hire package, to apportion compensation in any specific ratio between cash and equity, or between long- and short-term compensation. Rather, total compensation has skewed more heavily toward either cash or equity, or short- or long-term compensation, as a result of the factors described in the paragraphs above and in greater detail below.

Compensation Setting Process
Role of Our Compensation Committee
Our Compensation Committee is primarily responsible for executive compensation decisions, including establishing our executive compensation philosophy and programs, as well as determining specific compensation arrangements for each executive. Our Compensation Committee generally reviews our compensation programs and individual executive compensation arrangements on an annual basis — though it may do so more frequently as circumstances require, as it did in 2019 in response to stockholder feedback and in 2020 in response to COVID-19 — to determine whether any changes would be appropriate.
In making executive compensation decisions, our Compensation Committee may consult with its independent compensation consultant and management, as described below; however, our Compensation Committee uses its own judgment, as well as the experiences and individual knowledge of its members, in making final decisions regarding our executive compensation program. We believe this approach helps us compete in hiring and retaining the best possible talent while maintaining a reasonable and responsible cost structure.
Role of Management
In general, our Compensation Committee works closely with members of our management, including the head of our human resources department and, historically, our Chief Financial Officer in particular, to manage and develop our executive compensation program, including reviewing existing compensation for adjustment (as needed) and establishing new hire packages. Our finance and human resources departments work with the Chief Financial Officer to gather data — which may include information related to each executive’s job duties, company-wide pay levels and benefits, current financial constraints, each executive officer’s current equity award holdings, shares available for grant under our equity plans and company and individual accomplishments, as appropriate — that management reviews in making its recommendations to the Compensation Committee and provides to the Compensation Committee to assist it in making executive compensation decisions.
From time to time, our Chief Financial Officer and other members of our executive management attend meetings (or portions of meetings) of the Compensation Committee to present information and answer questions. Members of our human resources and legal departments also attend Compensation Committee meetings. Our Compensation Committee meets in executive session when appropriate to discuss and determine the compensation for each executive officer. Neither our Chief Executive Officer, Chief Financial Officer nor any other member of management participates in any deliberations of our Compensation Committee regarding executive compensation and no executive officer voted in or was present during the final deliberations of our Compensation Committee regarding the amount or any component of his own compensation package or of any other executive officer’s compensation package.
Role of Compensation Consultant

Our Compensation Committee has the authority under its charter to engage its own advisors to assist in carrying out its responsibilities, and typically engages an independent compensation consultant to provide advice on current market practices and other compensation-related matters. We expect our Compensation Committee will continue this practice in the future to ensure that our executive compensation program is competitive and aligned with our strategy. As in past years, our Compensation Committee engaged Compensia to provide the executive compensation advisory services described below in preparation for its 2019 evaluation of our pay practices.
From time to time, representatives of compensation consultants may attend meetings (or portions of meetings) of our Compensation Committee to present information and answer questions. The compensation consultant reports to our Compensation Committee rather than management, though representatives of the firm may meet with members of management and employees in our human resources and legal departments to collect data and obtain management's perspective on compensation for our executive officers.
Our Compensation Committee periodically assesses whether the work of its compensation advisors, including its compensation consultant, presents any conflict of interest, taking into consideration the independence factors required by the NYSE listing standards. Our Compensation Committee most recently evaluated Compensia's independence in March 2020 and determined that Compensia's work, including that of the individual compensation advisors it employs, as compensation consultant to our Compensation Committee has not created any conflict of interest and that it is satisfied with Compensia's independence.
Role of Market Data
To provide a comparative framework for its annual review of our executive compensation program, our Compensation Committee typically reviews the executive compensation practices of a public company peer group. Our Compensation Committee generally compiles our peer company group annually in the third quarter with the assistance of its independent compensation consultant. The compensation consultant then provides a compensation analysis to our Compensation Committee in the fourth quarter, which consists of executive compensation data from these companies' most recent publicly available compensation disclosures. In some instances, our Compensation Committee may supplement publicly available data from the peer company group with relevant published survey sources.
In the third quarter of 2018, in preparation for making executive compensation decisions for 2019, our Compensation Committee requested that Compensia develop an updated peer company group. Based on Compensia’s recommendations, our Compensation Committee approved the following peer company group:

ANGI Homeservices Inc.	Etsy, Inc.	Match Group, Inc.	Shutterstock, Inc.	Twilio Inc.
Box, Inc.	FireEye, Inc.	Pandora Media, Inc.	Stitch Fix, Inc.	Web.com Group, Inc.
Cornerstone OnDemand, Inc.	Groupon, Inc.	Proofpoint, Inc.	Tableau Software Inc.	Zendesk, Inc.
Envestnet, Inc.	Grubhub, Inc.	RealPage, Inc.	TripAdvisor, Inc.	Zillow Group, Inc.
Shutterfly Inc.

The companies included in the 2019 peer group were chosen based on generally meeting the industry, revenue, market capitalization and other criteria set forth in the table below as of August 2018. Our corresponding metrics are also included for comparison. Of the four companies from our 2018 peer group that were not included in the 2019 peer group, CoStar Group, Inc. and Splunk Inc. were removed because they no longer met our market capitalization parameters, New Relic, Inc. was removed because it no longer met our revenue parameters, and The Ultimate Software Group was removed due to lack of business similarity.

	Industries	Net Revenue Over Previous Four Quarters	Market Capitalization	Other Criteria

2019 Peer Companies	Internet and Direct Marketing Retail	$465M – $2.8B	$1.2B – $11.4B	Annual revenue growth >10%
Interactive Media and Services
		$794M median	$5.2B median	Market cap ≥2.5x annual net revenue
Application and Systems Software

Yelp Inc.	Interactive Media and Services	$899 million	$3.4 billion	14% year-over-year revenue growth
Market cap 3.8x annual net revenue
Compensia subsequently provided a compensation analysis to our Compensation Committee consisting of a detailed market assessment and retention analysis for Messrs. Stoppelman, Baker, Nachman and Wilson, as well as an overview of market trends. Compensia based its analysis on market data for the peer group companies listed above. Our Compensation Committee reviewed Compensia's analysis and market data to inform its evaluation of our executive compensation program for 2019; however, it did not benchmark to any particular level.
Compensia also provided a supplemental report that contained a similar analysis of the compensation of our non-executive senior management, including Mr. Patel. The analysis in this supplemental report was based on market data for three sets of companies, which we collectively refer to as the Supplemental Peer Companies, as of October 2018:

Group	Number of Companies	Industries	Revenue Over Previous Four Quarters	Market Capitalization
Primary Group
Narrow Cut	23	Application and Systems Software	$212M – $2.9B	$1.8B – $35B
			$993M median	$7.7B median
		Internet and Direct Marketing Retail
Broad Cut	75	Interactive Media and Services	$309M – $2.6B	$974M – $20.4B
			$766M median	$4.8B median
Secondary Group
Next-Stage Companies	12	Application and Systems Software	$6B – $255B	$32.2B – $1.1T
		Internet and Direct Marketing Retail
		Interactive Media and Services	$27.4B median	$157.7B median
The market data from the primary group of companies provided reference points for businesses at similar stages of growth and financial profiles to Yelp, with the narrow cut of companies representing close business and regional-based talent competitors and the broad cut of companies including a broader set of companies selected based on similar business and financial metrics. The secondary group consisted of very large technology companies that were identified as key talent competitors. To account for the larger size of the companies in the secondary group, the compensation of our non-executive senior managers was compared against lower-level roles at the secondary group companies. For example, although Mr. Patel was our Senior Vice President, Products at the time of the analysis, his compensation was compared against Vice President, Product Management positions at the secondary group companies.
Management referenced Compensia's supplemental analysis and market data in determining Mr. Patel's compensation for 2019, as described in greater detail below. Management also referenced market data from the Supplemental Peer Companies in determining Mr. Miln's new hire package, although he was not included in Compensia's supplemental analysis because he was not yet a Yelp employee at the time it was performed. The Compensation Committee also referenced market data from the 2019 peer companies and the Supplemental Peer Companies in determining Mr. Miln’s compensation adjustments in connection with his appointment as Interim Chief Financial Officer.
Role of Stockholder Input

Our Compensation Committee considers the voting results from our most recent annual advisory vote on executive compensation, as well as any specific input provided by stockholders through our engagement activities, in determining executive compensation levels.
When our Compensation Committee made executive compensation decisions in January 2019, the most recent advisory vote results were from our 2018 Annual Meeting of Stockholders, at which approximately 92% of the votes affirmatively cast were voted in favor of the say-on-pay proposal approving the compensation of our named executive officers. Although our Compensation Committee believed this result reflected stockholder support for our executive compensation program, we proactively solicited input on the program from our stockholders as part of our outreach efforts in the fourth quarter of 2018 and early 2019 in light of changes in our business and strategy. Based on the feedback we received from investors and the ongoing review of our compensation practices, our Compensation Committee introduced performance-based equity awards to our executive compensation program for the first time in 2019.
Additional information about stockholder engagement and the impact of our say-on-pay proposal at our 2019 Annual Meeting of Stockholders is set forth above under "—Executive Summary—Results of 2019 Advisory Vote, Stockholder Outreach and Evolution of Our Executive Compensation Program."

Executive Compensation Program Components

Base Salary
We provide a base salary as a fixed source of compensation for our executive officers, allowing them a degree of certainty in the face of having a substantial portion of their compensation “at risk” in the form of equity awards with value generally contingent on stock price appreciation. Our Compensation Committee recognizes the importance of base salaries as an element of compensation that helps to attract and retain highly qualified executive talent, particularly in light of the absence of a cash bonus opportunity for our executive officers.
Our Compensation Committee does not apply specific formulas in setting initial salary levels or determining adjustments from year to year. Rather our Compensation Committee may consider a range of factors, including:
•the executive’s anticipated responsibilities and individual experience;
•the value of the other elements of the executive’s compensation package;
•internal pay equity among our executive officers; and
•negotiations with the executive.
Our Compensation Committee may also consider target total cash compensation (i.e. base salary + target annual incentive or bonus cash compensation) for similarly situated executives at our peer group companies. Our Compensation Committee generally believes target total cash compensation data to be a more relevant measure of the market competitiveness of the cash compensation paid to our executive officers than base salary data because we typically do not offer cash incentive or bonus opportunities.
The following table shows each named executive officer’s base salary for 2019:

Name	2019 Base Salary ($)	Percent Increase from 2018 Base Salary (%)
Jeremy Stoppelman	1	—
Lanny Baker	350,000	7.7
James Miln	315,000	N/A
Jed Nachman	350,000	7.7
Vivek Patel	340,000	4.6
Laurence Wilson	350,000	7.7
Jeremy Stoppelman. As part of its annual review of his compensation, our Compensation Committee approved Mr. Stoppelman's request for a nominal base salary to continue to signal his confidence in our business. See "Executive

Compensation—Compensation Risk Assessment" below for a discussion of our Compensation Committee's determination that this arrangement does not encourage unnecessary or excessive risk taking.
Lanny Baker, Jed Nachman and Laurence Wilson. Our Compensation Committee approved a base salary increase of approximately 8% for each of Messrs. Baker, Nachman and Wilson. Our Compensation Committee's believed a relatively small increase in fixed compensation was appropriate for these officers in light of the increased risk associated with the introduction of Performance Awards as an element of their equity compensation. In making this determination, the Compensation Committee also noted that the base salary for each of these executives fell below the 10th percentile of target total cash compensation levels reported in Compensia’s 2019 executive compensation analysis. Our Compensation Committee did not benchmark the salary of each executive to specific market levels, but rather took the market data into account as a general reference point to ensure that their fixed compensation was not excessive. Our Compensation Committee determined that each of these officers' salary should be increased by the same amount to maintain internal pay equity.
James Miln. While Mr. Miln's initial base salary was the result of individual negotiations with Mr. Miln, these negotiations were strongly influenced by management's desire to maintain internal pay equity with other VP-level non-executive employees at the Company. Mr. Miln's base salary was slightly low compared to target total cash compensation for corresponding positions at the Supplemental Peer Companies; it approximated the 50th percentile for narrow cut companies, but fell below the 50th percentile for broad cut companies and, importantly, below the 25th percentile for the next-stage companies that are the Company's key talent competitors. In order to provide cash compensation that would incentivize Mr. Miln to join the Company, yet maintain internal pay equity, management determined to offer Mr. Miln a one-time $50,000 signing bonus (rather than a higher base salary) to bridge the gap in initial cash compensation to a level closer to the 50th percentile for the next-stage Supplemental Peer Companies.
Vivek Patel. In recognition of Mr. Patel's promotion to Chief Product Officer in January 2019, Mr. Stoppelman and our human resources department agreed that his base salary should be increased to $340,000. In determining the amount of the increase, management took into account the dollar amounts and percentages of typical base salary increases in connection with promotions, as well as Mr. Patel's department and position level, to bring his base salary closer to that of the Company's other C-level executive officers. While management noted, as a general reference point, that Mr. Patel's 2019 base salary remained below the 25th percentile of target total cash compensation for top product positions in the narrow cut of Supplemental Peer Companies and approximated the 25th percentile in the broad cut, it determined that the amount of his raise was adequate in light of the substantial equity awards being granted to him in 2019, as described below.

Incentive Cash Compensation
Historically, we have not offered annual cash incentive compensation opportunities to our executive officers. Our Compensation Committee revisited this practice in setting 2019 compensation, but decided not to offer or pay annual cash incentive cash compensation to any executive officer at such time. Although our Compensation Committee recognized that incentive cash compensation is a common compensation element at many companies, including companies with whom we compete for talent, it continued to believe that the equity compensation opportunities held by our executives provided sufficient motivation and longer-term retention incentives at that time. Our Compensation Committee also felt that it was appropriate to utilize our cash resources for other priorities — such as our stock repurchase program — and rely on base salary and equity compensation rather than incentive or bonus cash compensation.
Management and the Compensation Committee determined it was necessary and appropriate to provide a one-time signing bonus to Mr. Miln in connection with his hiring and a retention bonus in connection with his taking on the role of Interim Chief Financial Officer, as described below under "—Interim Chief Financial Officer Compensation."

Equity Compensation
The primary component of our executive compensation program is equity awards. Our Compensation Committee believes this approach has allowed us to attract and retain key talent in our industry and aligned our executive team’s focus and contributions with our long-term interests and those of our stockholders.
In determining the size, form and material terms of executive equity awards, our Compensation Committee may consider, among other things:
•the executive officer’s total compensation opportunity;
•the need to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value;

•the need to attract and retain employees in the absence of a cash bonus program;
•equity awards to similarly situated executives at our peer group companies;
•individual accomplishments;
•any recent changes to the executive’s job duties;
•the executive officer’s existing equity award holdings (including the unvested portion of such awards);
•internal pay equity among our executive officers;
•the cost associated with equity awards, including both stockholder dilution and compensation expense; and
•feedback received from our discussions with stockholders.
Equity awards granted to our executive officers have historically consisted of a combination of stock options and RSUs for officers other than our Chief Executive Officer, whose awards have historically consisted solely of stock options. Stock options, which have an exercise price of not less than the market price of our common stock on the date of grant, have value only if the market price of our common stock increases after the grant date, making them inherently performance-based. Stock options granted to our executive officers generally vest over four years, which provides a strong incentive for our executives to build value that can be sustained over time while also serving as an effective retention tool.
Because RSUs have value even in the absence of stock appreciation, RSUs help us retain and incentivize employees during periods of market volatility. RSUs also typically vest over four years and, as a result, our Compensation Committee believes they are also an effective tool to motivate our executives to build sustainable stockholder value. In addition, RSU awards cover fewer shares of common stock than stock option awards of equivalent grant date fair value, which helps manage the dilutive effect of our equity compensation program.
In direct response to feedback from investors in late 2018 and early 2019, however, our Compensation Committee determined that it would be advisable to add Performance Awards to our executive compensation program. Performance Awards are subject to both a performance goal and a standard four-year time-based vesting schedule, allowing them to serve as a retention tool in addition to tying executive pay directly to Company performance.
Jeremy Stoppelman, Lanny Baker, Jed Nachman and Laurence Wilson. In the first quarter of 2019, our Compensation Committee reviewed the then-current equity compensation opportunities and holdings of each of our then-serving executive officers. Based on this review and the considerations described above, our Compensation Committee approved awards consisting of stock options, RSUs and Performance Awards covering the following numbers of shares:

Name	Stock Options	RSUs	Performance Awards
Jeremy Stoppelman	272,700	—	44,828
Lanny Baker	83,900	20,690	20,690
Jed Nachman	83,900	20,690	20,690
Laurence Wilson	55,950	13,794	13,794
Our Compensation Committee used the 2019 peer group equity compensation data as a general reference, as well as the factors described above, to determine the size and form of equity compensation opportunities the Compensation Committee felt was appropriate for each of our executive officers. In particular, our Compensation Committee determined that the size of these awards would address our retention goals as well as provide sufficient incentive opportunities to motivate our executives to achieve our business objectives in the absence of cash incentive opportunities. The relative size of the awards reflects our Compensation Committee's desire for pay parity, while recognizing the scope and importance of each role's responsibilities. Although the total value of Mr. Stoppelman's awards was between the 50th and 60th percentiles of equity compensation levels for chief executive officers at our peer group companies, the Compensation Committee determined that such value was appropriate to retain and properly motivate Mr. Stoppelman in light of his nominal base salary, which caused his total target compensation to fall below the median level of compensation for this group.
Our Compensation Committee granted Performance Awards valued at 25% of the total target value of each executive's equity awards, which it determined to be an appropriate initial value as we evolve the equity component of our executive compensation program from solely time-based vesting toward a combination of time-based vesting and performance-based vesting. Similarly, our Compensation Committee focused on developing a framework for the Performance Awards that would enhance the link between our pay and performance over the long term, while also balancing the desire for simplicity given that we had not previously granted performance-based awards to our executive officers. Based on these considerations, our Compensation Committee approved the following structure for the Performance Awards:
The shares underlying the Performance Awards will be eligible to vest only if the average closing price of our common stock exceeds $45.3125 over any 60-trading day period during the four years following the grant date of February 7, 2019, which we refer to as the Performance Goal. The Performance Goal price threshold represents a 25% increase over the closing price of our common stock on the grant date. If the Performance Goal is met, the shares underlying each Performance Award will vest quarterly over four years from the grant date, subject to the applicable executive officer's continued service as of each such vesting date, which we refer to as the Time-Based Vesting Schedule. Any shares subject to the Performance Awards that have met the Time-Based Vesting Schedule at the time the Performance Goal is achieved will fully vest as of such date, provided the applicable executive officer is providing services to the Company at such time. Thereafter, any remaining unvested shares subject to the Performance Awards will continue vesting solely according to the Time-Based Vesting Schedule, subject to the continuous service requirement.
Mr. Stoppelman received the remainder of his equity in the form of stock options, while the remainder of the other executive officers' awards consisted of a mix of stock options and RSUs valued at 25% and 50%, respectively, of the total target value of their equity awards. The options and RSU awards each vest over four years, with the shares underlying the options vesting in equal monthly installments and the shares covered by the RSUs vesting in equal quarterly installments.
Each executive officer's mix of Performance Awards, options and RSUs reflected our Compensation Committee's determination of the balance of awards that would best incentivize such individual executive officer. In particular, our Compensation Committee's determination not to award RSUs to Mr. Stoppelman ensures that he will only be eligible to realize value from his equity if stockholder value increases.
James Miln. Mr. Miln's new hire package included an RSU award covering 23,828 shares of our common stock. This award reflects our then-current practice of granting equity awards consisting solely of RSUs to employees below the senior vice president level. Similarly, management determined the size of the award with reference to the typical size of new hire awards for employees in his department and position level. The shares subject to the award vest over four years, with 25% vesting after approximately one year of employment and the remaining vesting in equal quarterly installments thereafter, which is the vesting schedule generally applicable to new hire equity awards.
Vivek Patel. In the first quarter of 2019, management reviewed Mr. Patel's then-current equity opportunities and holdings. Based on this review, and using Compensia's supplemental compensation analysis for non-executive employees as a general reference, Mr. Stoppelman and our human resources recommended, and our Compensation Committee approved, an RSU award with a standard vesting schedule for refresh equity awards as well as a supplemental RSU award with a shorter vesting schedule, as follows:

RSUs	Vesting Schedule
45,637	Equal quarterly installments over four years
22,819	Equal quarterly installments over two years
Mr. Patel's primary RSU award reflects management's and our Compensation Committee's determination of the award value necessary to provide him with a meaningful incentive opportunity and type of equity award that would best motivate him to achieve our business objectives. The relative size of the award compared to the awards granted to our non-executive senior managers also reflected our recognition of the increasing responsibilities Mr. Patel assumed in connection with his appointment as Chief Product Officer. The vesting schedule is our standard vesting schedule for refresh equity awards.
Management and our Compensation Committee determined that it would be appropriate to grant Mr. Patel the supplemental RSU award to help retain Mr. Patel in light of his relatively low target total cash compensation and the highly competitive market for senior engineering positions.

Interim Chief Financial Officer Compensation
In August 2019, Mr. Baker voluntarily resigned from his position as Chief Financial Officer and the Board appointed Mr. Miln as Interim Chief Financial Officer, each effective as of September 2, 2019. In recognition of Mr. Miln's increased responsibilities in this position, the Compensation Committee awarded him a cash retention bonus of $100,000, subject to him remaining employed by the Company through June 1, 2020, as well as a supplemental RSU award covering 14,688 shares of common stock that vests over two years following the grant date.
In order to assist the Compensation Committee in determining the appropriate compensation for the interim Chief Financial Officer role, Compensia compiled market data for compensation arrangements for recent interim chief financial officer appointments at peer companies, including both the peer group used in making executive compensation decisions as well as the Supplemental Peer Companies.
The market data from Compensia revealed that compensation practices for interim chief financial officer appointments varied widely, ranging from providing no additional compensation to providing both base salary adjustments and additional equity awards. As a result, the Compensation Committee ultimately relied on the discretionary judgment of its members to determine the size and mix of compensation elements that would best compensate Mr. Miln in his interim position and incentivize him to remain with the Company until a permanent Chief Financial Officer was appointed. Because the interim role represented a substantial increase in the scope of Mr. Miln's responsibilities, the Compensation Committee believed additional compensation would be appropriate; however, because it was intended to a be short-term appointment, lasting only until we hired a permanent Chief Financial Officer, the Compensation Committee determined that a combination of short-term cash and equity compensation would be more appropriate than an increase in base salary or longer-term equity incentive compensation. With this framework in mind, the Compensation Committee determined that the cash bonus opportunity and short-term equity award described above would provide adequate compensation for Mr. Miln's expanded role and to meet our retention goals for him.

Post-Employment and Change in Control Compensation
We maintain an Executive Severance Benefit Plan (the "Severance Plan"), which provides that our named executive officers are eligible to receive certain cash severance upon an involuntary termination without cause (including a constructive termination), subject to signing a release of claims and compliance with continuing obligations of confidentiality. Under the terms of the Severance Plan in effect during 2019, if such involuntary termination occurs on or within 12 months following a change in control (as defined in the Severance Plan), the Severance Plan also provides for limited accelerated vesting of certain equity awards. For a summary of the material terms and conditions of the Severance Plan, see “Compensation Plans and Arrangements—Change in Control and Severance Arrangements” below.
Our Compensation Committee believed, based on the experience of its members, that such severance benefits are reasonable and allow our executive officers to focus on pursuing business strategies that, while in the best interests of our stockholders, may result in disruption of their employment. Our Compensation Committee has also determined that the limited benefits upon an involuntary termination not in connection with the change in control provided under the Severance Plan are in line with the benefits provided at the companies with whom we compete for talent and appropriate to encourage our executives to remain with us.
As a result of Mr. Baker's voluntary resignation from his position as Chief Financial Officer in 2019, he was not eligible for the benefits described above as of December 31, 2019. Further, each of Mr. Baker’s unvested equity awards, including the unvested portion of his 2019 equity grants described above, was forfeited in connection with resignation.

Employee Benefits
We offer standard health, dental, vision, life and disability insurance benefits to our executive officers on the same terms and conditions generally provided to all other employees. Our executive officers may also participate in our broad-based 401(k) plan, which includes a company match of up to $1,000 per year for employees with less than one year of tenure and up to $3,000 per year for employees with more than one year of tenure, including executive officers. Each of our executive officers other than Mr. Stoppelman received 401(k) matching contributions in 2019 as set forth in the Summary Compensation Table below. We believe these benefits are reasonable and consistent with the broad-based employee benefits provided at the companies with whom we compete for talent and therefore are important to attracting and retaining qualified employees. In addition, in 2019, The Yelp Foundation, a non-profit organization established by the Board in 2011, offered to match donations to charitable organizations made by our regular full-time employees of up to $1,000 per employee. Messrs. Patel and Wilson each participated in this matching program in the amount of $1,000.
We generally do not offer many executive perquisites. However, from time to time, we may consider providing limited perquisites to the extent our Compensation Committee believes that these limited perquisites are important for attracting and retaining key talent. For example, beginning in 2013 with the reduction of Mr. Stoppelman’s base salary to a nominal amount, our Compensation Committee approved payment of his monthly parking fees. The actual amount received by Mr. Stoppelman in 2019 is set forth in the Summary Compensation Table below.
Similarly, during his secondment to our wholly owned subsidiary Yelp UK Ltd., we provided Mr. Nachman with tax equalization — tax reimbursements or amounts paid to cover additional taxes incurred by Mr. Nachman by reason of his secondment to ensure his tax burden during the secondment was approximately the same as it would have been had he remained in the United States — and paid for the preparation of required tax returns and tax equalization settlement calculations during his secondment. Although Mr. Nachman’s secondment ended in 2014 and he resumed working for us in the United States, we continue to pay for the preparation of his tax returns and tax equalization settlement calculations for the tax years affected by his secondment in accordance with our tax equalization policy and as provided in the letter agreement we entered into with Mr. Nachman in May 2014 regarding the conclusion of his secondment, return to the United States and his continued employment with us upon his return (the "Repatriation Agreement"). The actual amounts received by Mr. Nachman are set forth in the Summary Compensation Table below. Although the final terms of Mr. Nachman’s compensation during his secondment and in connection with his return were the result of individual negotiations with him, they generally reflected benefits we typically provided to employees we required to relocate abroad at that time.

Summary Information Regarding 2020 Changes to Executive Compensation Program
Initial 2020 Compensation Decisions
In the first quarter of 2020, our Compensation Committee approved the following base salaries, RSUs and Performance Awards for our named executive officers:

Name	Base Salary ($)		Performance Awards
		RSUs	Threshold	Target	Maximum
Jeremy Stoppelman	1	93,761	23,441	93,761	187,522
James Miln	330,000	11,540	—	—	—
Jed Nachman	400,000	43,275	10,819	43,275	86,549
Vivek Patel	400,000	34,620	8,655	34,620	69,239
Laurence Wilson	400,000	28,850	7,213	28,850	57,700

Jeremy Stoppelman, Jed Nachman, Vivek Patel and Laurence Wilson. The compensation elements set forth above reflect the same general structure of our executive compensation program, with the exception of the equity award component. Based on investor feedback, our Compensation Committee determined that it would be advisable to set performance goals for the Performance Awards tied directly to our financial targets — rather than based on our stock price, as in 2019 — and to stop granting stock options to employees, including executive officers.
As in past years, each of the RSUs vests over four years in equal quarterly installments and the Performance Awards are subject to both the achievement of performance goals and a four-year, time-based, quarterly vesting schedule, as follows:
A percentage of the target number of shares subject to the Performance Awards shown above (the "Target Shares"), ranging from zero to 200%, will become eligible to vest based on our level of achievement of performance goals set by the Compensation Committee for our net revenue and adjusted EBITDA for the year ending December 31, 2020. For purposes of the Performance Awards, adjusted EBITDA is defined as our non-GAAP adjusted EBITDA financial measure as reported in our periodic filings with the SEC, provided that we may adjust such amount if we determine it would be more appropriate to achieve the objectives of the Performance Awards.
The Compensation Committee will make the final determination of our level of achievement of the performance goals, and the shares subject to the Performance Awards that will become eligible to vest (referred to as the "Eligible Shares"), no later than March 15, 2021. On the quarterly vest date immediately following such determination, the Eligible Shares, if any, will vest to the extent that the applicable executive officer has met the time-based vesting schedule as of such date. Thereafter, the Eligible Shares will continue to vest in accordance with the time-based vesting schedule, subject to the applicable executive officer's continued service as of each such vesting date.
The Compensation Committee will determine our level of achievement of the performance goals for the year ending December 31, 2020, with reference to a threshold, target and stretch goal for each metric. The Compensation Committee will then calculate the percentage of the Target Shares that will become Eligible Shares, giving an equal weighting to each metric.

James Miln. On February 14, 2020, Mr. Schwarzbach started as our new Chief Financial Officer and Mr. Miln returned to his former position of Vice President, Financial Planning and Analysis. As a result, Mr. Miln's compensation for 2020 was set according to our compensation program for non-executive senior management.
Severance Plan. In the first quarter of 2020, our Compensation Committee also approved an amendment to the Severance Plan to bring the change in control and severance benefits available to our executive officers to closer alignment with market practices. The benefits provided under the terms of the amended Severance Plan remained materially unchanged from the terms described above, except as follows:
•executive officers will be eligible for double-trigger benefits if they suffer an involuntary termination without cause or a constructive termination within three months prior to a change in control or 12 months following a change in control (referred to as a "Change in Control Period"), instead of within 12 months following a change in control as previously;
•if an executive officer suffers an involuntary termination without cause or constructive termination during a Change in Control Period, he or she is eligible to receive (a) 12 months of Company-paid health insurance coverage, instead of six months as previously, and (b) accelerated vesting of 100% of the number of unvested shares subject to each time-vesting equity awarded granted to such executive officer after the adoption of the Severance Plan, instead of 50% as previously;
•if our Chief Executive Officer suffers an involuntary termination without cause or a constructive termination outside of a Change in Control Period, he or she will be eligible to receive 12 months of Company-paid health insurance coverage, instead of 6 months as previously; and
•executive officers other than the Chief Executive Officer are eligible to receive severance benefits for a termination outside of a Change in Control Period only if they suffer an involuntary termination without cause, instead of an involuntary termination without cause or a constructive termination as previously, and such benefits include 12 months of Company-paid health insurance coverage, instead of 6 months as previously.
In addition, the amended Severance Plan will have an initial term ending February 18, 2023, and will automatically renew for successive three-year terms unless the executive officers receive written notice of the termination of the amended Severance Plan at least six months in advance of the renewal date; provided, however, that no such termination will occur if we are in active negotiations for a transaction that, if consummated, would constitute a change in control.
Compensation Changes Due to COVID-19
The physical distancing measures and shelter-in-place orders implemented in response to the COVID-19 pandemic have been exceptionally challenging for the small and medium-sized businesses that comprise a majority of our advertiser base. As a result, many of our customers have cancelled or reduced their spending on our products and services. Given these negative trends and the continued uncertainty resulting from COVID-19, the Board approved a restructuring plan on April 7, 2020 to help us manage the near-term financial impacts.
In addition to reductions and deferrals in spending, the restructuring plan's cost-cutting measures included workforce reductions and furloughs, as well as salary reductions and reduced-hour work weeks. The compensation reductions contemplated by the restructuring plan included a 30% reduction in the base salaries set forth above for Messrs. Nachman, Patel and Wilson, and a 20% reduction for Mr. Miln. These salary reductions were effective from April 19, 2020 and will remain in place until such time as the Board or Compensation Committee determines otherwise in light of the COVID-19 pandemic.
In addition to not receiving a base salary for the remainder of 2020, Mr. Stoppelman agreed to forgo (a) the shares subject to his 2020 RSU award that were expected to vest during the remainder of 2020, as well as (b) the portion of any shares that become eligible to vest under his 2020 Performance Award that would meet the time-based vesting requirement during the remainder of 2020.

Other Compensation Policies
Stock Ownership Guidelines. In December 2018, we adopted stock ownership guidelines for our executive officers and non-employee directors. The stock ownership guidelines require our Chief Executive Officer to attain ownership of the greater of (a) 30,000 shares or (b) shares valued at 3x his base salary, and require each of our other executive officers to attain ownership of the lesser of (w) shares valued at 1x his base salary or (x) 10,000 shares. Non-employee directors must attain ownership of the lesser of (y) 3x the director's annual cash retainer for service on the Board, excluding committee fees, or (z) 2,000 shares.
Each executive officer and director must achieve this minimum position by the later of (x) December 5, 2021 or (y) three years after the individual became subject to the Stock Ownership Guidelines. Mr. Stoppelman currently significantly exceeds his ownership requirement under the stock ownership guidelines.
Equity Grant Policy. We do not have, nor do we plan to establish, any program, plan or practice to time stock option grants in coordination with releasing material non-public information. We have adopted a policy regarding the timing of the grant of equity awards that provides, among other things, that the grant date for equity awards approved by written consent will generally be either the fifth or tenth business day of the month in which the consent is effective, provided that if the consent is not effective until after the tenth business day of the month, the grant date will be the fifth business day of the following month.
Prohibition on Short Sales, Margin Purchases, Hedging, and Pledging. Our trading window policy prohibits short sales, margin purchases, hedging and pledging transactions as well as other inherently speculative transactions in our equity securities by our executive officers and Board members, among others.
Compensation Recovery Policies. In January 2019, we adopted a Clawback Policy that requires us to seek to recover certain incentive compensation from a current or former officer who is (or was at the relevant time) subject to Section 16 of the Exchange Act (an "Affected Officer") if: (a) we are required to prepare an accounting restatement for any fiscal period commencing after the adoption of the Clawback Policy due to material non-compliance with any financial reporting requirement and (b) it is determined that fraud, gross negligence or intentional misconduct by such Affected Officer contributed to the non-compliance underlying the restatement.
Compensation is subject to recoupment under the Clawback Policy if it was granted, earned or vested based, in whole or part, on the attainment of a financial reporting measure and was received by the Affected Officer during the three fiscal years preceding the date on which the Company is required to prepare the accounting restatement, as follows:
•with respect to cash bonuses, we may seek to recoup up to the full amount of the difference between the compensation received by the Affected Officer and the amount the Affected Officer would have received based on our restated results;
•with respect to equity incentive awards, we may seek to recoup up to the full amount of any such award that was determined based on the financial statements that were subsequently restated; and
•if, after the release of earnings for any period with respect to which financial statements were subsequently restated and prior to the announcement of such restatement, an Affected Officer sells shares acquired pursuant to an option or other award granted after the adoption of the Clawback Policy, we may seek to recoup the difference between (x) the actual aggregate proceeds from the sale and (y) the aggregate proceeds the Affected Officer would have received if the sale had been at a price per share reflecting the restated results, as determined in the discretion of the Board (provided that the aggregate sale proceeds determined by the Board may not be less than the aggregate exercise price paid for the shares).
When the SEC adopts final clawback policy rules under the Dodd-Frank Act, we will review and may revise the Clawback Policy to the extent required to comply with such rules.

Tax and Accounting Considerations
Deductibility of Executive Compensation. Under Section 162(m) ("Section 162(m)") of the Internal Revenue Code of 1986, as amended (the "Code"), compensation paid to any publicly held corporation's "covered employees" that exceeds $1 million per taxable year for any covered employee is generally not deductible.
Prior to the enactment of the Tax Cuts and Jobs Act, Section 162(m) provided a performance-based compensation exception, pursuant to which the deduction limit under Section 162(m) did not apply to any compensation that qualified as "performance-based compensation" under Section 162(m). However, the Tax Cuts and Jobs Act repealed this performance-based compensation exception with respect to taxable years beginning after December 31, 2017, except that certain transition relief is provided for compensation paid pursuant to a written binding contract that was in effect on November 2, 2017 and which is not modified in any material respects on or after such date.
Compensation paid to each of our "covered employees" in excess of $1 million per taxable year generally will not be deductible unless it qualifies for the performance-based compensation exception under Section 162(m) pursuant to the transition relief described above. Because of certain ambiguities and uncertainties as to the application and interpretation of Section 162(m), as well as other factors beyond the control of the Compensation Committee, no assurance can be given that any compensation paid by the Company will be eligible for such transition relief and be deductible by the Company in the future. Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for our named executive officers in a manner consistent with the goals of the Company's executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m). The Compensation Committee also retains the flexibility to modify compensation that was initially intended to be exempt from the deduction limit under Section 162(m) if it determines that such modifications are consistent with the Company's business needs.
Taxation of “Parachute” Payments and Deferred Compensation. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control that exceeds certain defined limits, and that the company, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Code also imposes additional significant taxes on the individual in the event that an executive officer, director or other service provider receives “deferred compensation” that does not meet the requirements of Section 409A of the Code. We have not historically, and did not in 2019, provide any executive officer, including any named executive officer, with a “gross up” or other reimbursement payment for any tax liability that he might owe as a result of the application of Sections 280G, 4999 or 409A of the Code, and we have not agreed, and are not otherwise contractually obligated to provide, any named executive officers with such a “gross up” or other reimbursement in connection with such taxes.
Accounting Treatment. The accounting impact of our compensation programs is a factor that the Compensation Committee considers in determining the size and structure of our programs to ensure that our compensation programs are reasonable and in the best interests of the stockholders.

Compensation Committee Report(1)
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and contained in this Amendment. Based on such review and discussion, our Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as amended, and the Company's definitive proxy statement for its 2020 annual meeting of stockholders.
Respectfully submitted,
The Compensation Committee of the Board of Directors

Fred D. Anderson, Jr., Chairperson
George Hu
Sharon Rothstein
____________________
(1) The material in this report is not “soliciting material,” is furnished to, but not deemed “filed” with, the SEC and is not deemed to be incorporated by reference in any filing of Yelp under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Risk Assessment
As part of its annual review of our executive compensation program for 2019, as well as the compensation programs generally available to our employees, our Compensation Committee considered potential risks arising from our compensation policies and practices, as well as the management of these risks, in light of our overall business, strategy and objectives.
Based on its review, the Compensation Committee concluded that our compensation programs are designed with an appropriate balance of risk and reward in relation to our overall business strategy and do not create risk that is reasonably likely to have a material adverse effect on the Company. In making this determination, the Compensation Committee considered our pay mix, base salaries, the attributes of our variable compensation programs, including our equity program and sales compensation plans, as well as our alignment with market pay levels and compensation program designs.

The Compensation Committee believes the structure of our compensation program for executive officers does not encourage excessive or unnecessary risk-taking behavior. The base salary component does not encourage risk taking because it is a fixed amount, and we do not offer incentive cash compensation opportunities as part of our standard executive compensation program. Long-term equity awards, which are the principal component of our executive compensation program, do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to our stock price and because awards are staggered and subject to long-term vesting schedules to help ensure that executives have significant value tied to long-term stock price performance.
With regard to Mr. Stoppelman, the Compensation Committee considered whether it would be appropriate to continue to honor his request for a nominal base salary. Although this arrangement allows Mr. Stoppelman to continue to signal his confidence in our business, the Compensation Committee revisited whether the lack of meaningful cash compensation would encourage excessive or unnecessary risk-taking behavior. In particular, the Compensation Committee noted that a large portion of Mr. Stoppelman’s personal wealth continued to be tied directly to our stock performance, potentially encouraging him to emphasize short-term performance at the expense of long-term value creation.
Our Compensation Committee continued to believe, however, that this potential risk was effectively addressed through Mr. Stoppelman's equity compensation opportunities. In particular, it granted Mr. Stoppelman a stock option award and Performance Award in February 2019 that, taken together with his existing equity awards, provides him with staggered, long-term incentive opportunities, from which he will realize value only through the appreciation of our stock price in the long term. Our Compensation Committee found that these opportunities mitigated the risk of Mr. Stoppelman focusing disproportionately on short-term results and balanced his lack of meaningful cash compensation, in addition to addressing our long-term retention goals. Our Compensation Committee further considered the Stock Ownership Guidelines it adopted in December 2018, which help ensure that executives, including our Chief Executive Officer, have significant value tied to our long-term stock price performance. Additional controls such as the Clawback Policy we adopted in January 2019, our Code of Conduct and related training help mitigate the risks of unethical behavior and inappropriate risk taking. Based on these factors, our Compensation Committee approved the continued payment of a nominal base salary to Mr. Stoppelman.

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Summary Compensation Table
The following table shows compensation awarded to, paid to or earned by our named executive officers for the years ended December 31, 2019, 2018 and 2017.
2019 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Jeremy Stoppelman	2019	1	—	1,382,047	4,875,876	53,063(2)	6,310,987
Chief Executive Officer	2018	1	—	—	5,409,360	48,525	5,457,886
	2017	1	—	—	10,027,200	42,900	10,070,101
Lanny Baker(3)	2019	233,333	—	1,387,885	1,500,132	2,250(4)	3,123,601
Former Chief Financial Officer	2018	325,000	—	737,984	2,213,518	2,625	3,279,126
	2017	325,000	—	—	—	1,000	326,000
James Miln(5)	2019	286,034	50,000	1,337,767	—	900(4)	1,674,702
Former Interim Chief Financial Officer
Jed Nachman	2019	350,000	—	1,387,885	1,500,132	7,6676)	3,245,684
Chief Operating Officer	2018	325,000	—	737,984	2,213,518	570,231(7)	3,846,732
	2017	325,000	—	1,338,846	1,292,641	300,960(8)	3,257,447
Vivek Patel	2019	340,000	—	2,430,873	—	1,250(4)	2,772,123
Chief Product Officer	2018	325,000	—	922,458	308,033	1,250	1,556,741
	2017	325,000	—	968,227	320,160	1,000	1,614,387
Laurence Wilson	2019	350,000	—	925,302	1,000,386	750(4)	2,276,438
Chief Administrative Officer, General Counsel and Secretary	2018	325,000	—	860,966	861,178	750	2,047,894
	2017	325,000	—	1,004,135	323,741	1,000	1,653,876
____________________
(1) The amounts reported here do not reflect the actual economic value realized by our named executive officers. In accordance with SEC rules, this column represents the grant date fair value of shares underlying stock awards and stock options, as applicable, calculated in accordance with ASC 718. The grant date fair value of RSU awards is calculated based on the closing price of our common stock on the date of grant. Assumptions used in the calculation of the grant date fair value of stock options are set forth in Note 16, “Stockholders' Equity,” in the Original Filing. Assumptions used in the calculation of the grant date fair value of Performance Awards are set forth in footnote 3 to the Grants of Plan-Based Awards Table below.
(2) The amount reported consists of (a) $5,438 in monthly parking fees paid by the Company and (b) $47,625 for personal administrative services performed by Mr. Stoppelman’s executive assistant. Because Mr. Stoppelman’s executive assistant is employed and paid by the Company to perform these services for the Company, the dollar amount of this benefit represents the estimate of the aggregate incremental cost to the Company of these services, based on the approximate amount of the executive assistant’s regular time spent on Mr. Stoppelman’s personal matters during 2019 as a percentage of her total time spent working for the Company during 2019, multiplied by her base salary paid by the Company in 2019.
(3) Mr. Baker resigned from his position as Chief Financial Officer effective September 2, 2019.
(4) The amount reported consists of Company-paid 401(k) plan matching contributions. These benefits were provided to the named executive officers on the same terms as provided to all of our regular full-time employees.
(5) Mr. Miln began his employment with the Company on February 4, 2019 and was appointed as Interim Chief Financial Officer on September 2, 2019.

(6) The amount reported consists of $2,250 of Company-paid 401(k) matching contributions, as well as the following amounts paid pursuant to Mr. Nachman’s Repatriation Agreement: (a) $492 of tax equalization payments; and (b) $4,925 of tax preparation payments. The tax equalization payments represent additional taxes on income imputed to Mr. Nachman as a result of our payment of certain other taxes on his behalf; however, we will not be able to make a final determination as to the exact amount of Mr. Nachman’s tax equalization for 2019 until both his U.S. and U.K. tax returns for 2019 are finalized and, as a result, we may make additional tax equalization payments at a later date. We may also make additional tax preparation payments on behalf of Mr. Nachman in connection with the final determination of his tax equalization payments.
(7) This amount reflects the following adjustments to the amount previously reported: (a) $293,804 of additional tax equalization payments owed to Mr. Nachman for 2018; and (b) $33,980 of payments related to the preparation of Mr. Nachman’s 2018 tax returns and 2018 tax equalization calculation incurred after April 22, 2019, the date that our Definitive Proxy Statement on Schedule 14A for our 2019 Annual Meeting of Stockholders was filed with the SEC.
(8) This amount reflects the following adjustments to the amount previously reported: (a) $160,207 of additional tax equalization payments owed to Mr. Nachman for 2017; and (b) $3,250 of payments related to the preparation of Mr. Nachman’s 2017 tax returns and 2017 tax equalization calculation incurred after April 22, 2019, the date that our Definitive Proxy Statement on Schedule 14A for our 2019 Annual Meeting of Stockholders was filed with the SEC.

Compensation Plans and Arrangements
Employment Agreements
We entered into amended and restated employment letter agreements with Messrs. Stoppelman, Nachman and Wilson on February 3, 2012. The amended and restated employment letter agreements provided that our executive officers are eligible to participate in our incentive compensation programs, insurance programs and other employee benefit plans established by us, including our Severance Plan.
We entered into employment agreements with Messrs. Baker, Miln and Patel on April 15, 2016, January 20, 2019 and April 2, 2009, respectively. The agreements provide for initial base salary, eligibility to participate in our standard benefit plans and initial equity awards, but did not provide for severance, other than for Mr. Baker, whose agreement provided that he was eligible to participate in the Severance Plan. In addition, Mr. Miln's agreement provided for his signing bonus.
The employment agreements described above do not provide for a specific employment term and our executive officers are employed on an at-will basis.
Change in Control and Severance Arrangements
Severance Plan. Each of our executives at the level of vice president or above who is deemed to be an officer under Section 16 of the Exchange Act and selected by the Board is eligible to participate in the Severance Plan, including, as of December 31, 2019, each of our continuing named executive officers.
Under the terms of our Severance Plan in effect during 2019, each eligible participant who suffers an involuntary termination without cause or a constructive termination (a "Qualifying Termination") will be eligible to receive, provided that he or she signs a release of claims and complies with continuing obligations of confidentiality, (i) a lump sum cash payment equal to one year of his or her then-current base salary, (ii) a lump sum bonus payment equal to the actual cash bonus amount the participant would have earned for the year in which the termination occurred, if any, based on our actual performance, prorated for the period of active service, and (iii) six months of company-paid health insurance coverage.
In the event a participant suffers a Qualifying Termination in the same year as a change in control (as defined in the Severance Plan), the lump sum bonus payment will be equal to the actual cash bonus amount as if we had achieved all of the goals under the bonus plan in the year in which the termination occurred and will not be pro-rated. Additionally, each participant who experiences a Qualifying Termination on or within 12 months following a change in control will receive accelerated vesting of 50% of the number of their unvested shares subject to each equity award held by such participant that was awarded after the adoption of the Severance Plan.
These benefits are subject to a “best after-tax” provision in the case where benefits would trigger excise tax penalties and loss of deductibility under Sections 280G and 4999 of the Code. This means that the executive officer will receive whichever of the following two alternative forms of payment would result in the executive officer’s receipt, on an after-tax basis, of the greater amount of benefits notwithstanding that all or some portion of the benefit may be subject to the excise tax: (a) payment in full of the entire amount of the benefits or (ii) payment of only a part of the benefit so that the executive officer receives the largest benefit possible without the imposition of the excise tax. If a participant has other severance benefits in another agreement with us, he or she will not receive double benefits.
2019 Performance Awards. If a change in control (as defined in the Severance Plan) occurs during the performance period for the 2019 Performance Awards, the number of shares subject to such Performance Awards that will become eligible to vest, if any, will be determined based on the per-share consideration received by Company stockholders in the transaction (the "Change in Control Price"). If the Change in Control Price is equal to or greater than $45.3125, the Performance Goal will be deemed to be achieved as of the date of such change in control and the Performance Awards will become immediately vested to the extent that the Time-Based Vesting Schedule is met as of immediately prior to, and contingent upon, the effective date of such change in control. If the Change in Control Price is less than $45.3125 and the Performance Goal had not otherwise been achieved prior to the change in control, the Performance Awards will terminate immediately and be forfeited for no consideration as of immediately prior to, and contingent upon, the effective date of the change in control.
If the Performance Goal is achieved prior to (or as a result of) the change in control and the Performance Awards are not fully vested as of such change in control, they will be eligible to continue vesting pursuant to the Time-Based Vesting Schedule after the change in control if the acquiring, surviving or continuing entity continues, assumes or substitutes for the Performance Awards in such change in control on substantially the same terms and conditions in effect as prior to the transaction, subject to potential vesting acceleration upon or following such change in control pursuant to the terms of the Severance Plan. Notwithstanding the terms of the Severance Plan, no shares subject to the Performance Awards will be eligible for accelerated vesting under the Severance Plan unless the Performance Goal is achieved prior to (or as a result of) the change in control.
Equity Awards. Equity awards are subject to potential vesting acceleration under the terms of our equity plans. For a summary of these terms, see “—Equity Incentive Plans” below.
Equity Incentive Plans
2012 Equity Incentive Plan, as Amended
In January 2012, our Board adopted, and our stockholders subsequently approved, our 2012 Equity Incentive Plan, as amended (the "2012 Plan"), as a successor to and continuation of our 2011 Equity Incentive Plan (the "2011 Plan") discussed below. In 2013 and 2016, our Board and stockholders approved amendments to the 2012 Plan to increase the aggregate number of shares of our common stock that may be issued pursuant to awards under the 2012 Plan by 2,000,000 shares and 3,000,000 shares, respectively. In addition, prior to January 1, 2017, the number of shares of our common stock reserved for issuance under our 2012 Plan automatically increased on January 1 of each year by 4.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Board; on January 1, 2013, 2014, 2015 and 2016, the number of shares reserved for issuance increased by 2,540,210, 2,834,979, 1,458,411 and 3,039,312 shares, respectively. Following the amendment to the 2012 Plan approved by our Board and stockholders in 2016, the number of shares of our common stock reserved for issuance will automatically increase on January 1 of each year beginning January 1, 2017 through and including January 1, 2022 by 7.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number determined by the Board. On January 1, 2017, 2018, 2019 and 2020, the number of shares reserved for issuance increased by 5,560,088 shares, 4,186,245 shares, 5,739,778 shares and 3,559,273 shares, respectively.
The 2012 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards and other stock awards. Additionally, the 2012 Plan provides for the grant of performance cash awards to our employees, directors and consultants. Incentive stock options granted under the 2012 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Code. Nonstatutory stock options granted under the 2012 Plan are not intended to qualify as incentive stock options under the Code. To date, we have granted stock options, RSUs and performance-based RSUs under the 2012 Plan.
As of April 24, 2020, options to purchase 4,306,463 shares of common stock granted pursuant to the 2012 Plan were outstanding, 8,521,632 shares of common stock were subject to issuance upon settlement of unvested RSU awards issued pursuant to the 2012 Plan and 366,206 shares of common stock were subject to issuance upon settlement of unvested performance-based RSU awards issued pursuant to the 2012 Plan (calculated based on the target number of shares subject to the 2020 Performance Awards). Such outstanding options had a weighted-average exercise price of approximately $31.23 per share as of that date.

Our Board has delegated concurrent authority to administer the 2012 Plan to our Compensation Committee.
Our 2012 Plan provides that in the event of a specified corporate transaction, as defined in the 2012 Plan, the administrator will determine how to treat each outstanding stock award. The administrator may: (1) arrange for the assumption, continuation or substitution of a stock award by a successor corporation; (2) arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation; (3) accelerate the vesting of a stock award and provide for its termination prior to the transaction; (4) arrange for the lapse of any reacquisition or repurchase rights held by us; or (5) cancel the stock award prior to the transaction in exchange for a cash payment, which may be reduced by the exercise price payable in connection with the stock award. The administrator is not obligated to treat all stock awards or portions of stock awards, even those that are of the same type, in the same manner.
The administrator may provide, in an individual award agreement or in any other written agreement between a participant and us, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control (as defined in the 2012 Plan). In the absence of such a provision, no such acceleration of the stock award will occur.
2011 Equity Incentive Plan
Our Board adopted, and our stockholders approved, our 2011 Plan in July 2011, as a successor to and continuation of our Amended and Restated 2005 Plan (the "2005 Plan") discussed below. As of April 24, 2020, options to purchase 102,715 shares of common stock at a weighted-average exercise price per share of $11.00 remained outstanding under our 2011 Plan. No grants have been made under our 2011 Plan since the date of our initial public offering and no further awards will be granted under our 2011 Plan. All outstanding awards continue to be governed by their existing terms.
Our Board has delegated concurrent authority to administer our 2011 Plan to our Compensation Committee under the terms of the Compensation Committee’s charter.
Our 2011 Plan provides that in the event of a specified corporate transaction, as defined under the 2011 Plan, the administrator will determine how to treat each outstanding stock award. The administrator may (1) arrange for the assumption, continuation or substitution of a stock award by a successor corporation; (2) arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation; (3) accelerate the vesting of the stock award and provide for its termination prior to the transaction and arrange for the lapse of any reacquisition or repurchase rights held by us; or (4) cancel the stock award prior to the transaction in exchange for a cash payment, which may be reduced by the exercise price payable in connection with the stock award. The administrator is not obligated to treat all stock awards or portions of stock awards, even those that are of the same type, in the same manner.
The administrator may provide, in an individual award agreement or in any other written agreement between a participant and us, that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change in control. In the absence of such a provision, no acceleration of the stock award will occur.
Amended and Restated 2005 Equity Incentive Plan
Our Board adopted, and our stockholders approved, our 2005 Plan in September 2005. As of April 24, 2020, options to purchase 1,603,854 shares of common stock at a weighted-average exercise price per share of $7.16 remained outstanding under the 2005 Plan. Effective as of July 2011, our Board terminated the 2005 Plan and provided that no further stock awards were to be granted under our 2005 Plan. All outstanding stock awards under the 2005 Plan will continue to be governed by their existing terms.
Our Board has delegated concurrent authority to administer our 2005 Plan to our Compensation Committee under the terms of the Compensation Committee’s charter.
In the event of a corporate transaction, including a reorganization, merger, consolidation, split-up, spin-off or combination, or a disposition of our securities, the administrator will determine how to treat each outstanding stock award. The administrator may (1) provide for the purchase of the stock award for cash had the stock award been exercisable, payable or fully vested, or provide for the replacement of the stock award with other rights or property determined by the administrator; (2) provide that the stock award will be exercisable in full; (3) provide for the assumption and substitution of the stock award by a successor corporation; (4) adjust the number and type of securities or property subject to the stock award and/or the terms and conditions (including the grant or exercise price) of the stock award or stock awards that may be granted in the future; or (5) provide that the stock award will not be exercisable and will terminate immediately upon the consummation of the transaction, provided that for a specified period of time prior to the transaction, the stock award will be exercisable in full, the restrictions imposed on the shares subject to the stock award may be terminated and any repurchase right held by us will no longer be in effect.
2012 Employee Stock Purchase Plan, as Amended
In January 2012, our Board adopted, and our stockholders subsequently approved, our 2012 Employee Stock Purchase Plan, as amended (the "ESPP"). As of April 24, 2020, the maximum aggregate number of shares of our common stock that may be issued under our ESPP is 1,542,130 shares. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each year through and including January 1, 2022 by the least of (i) 2.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year; (ii) 5,000,000 shares of common stock; or (iii) such lesser number as determined by our Board. The number of shares of our common stock reserved for issuance under the ESPP automatically increased on January 1, 2013 by 1,270,105 shares and on January 1, 2017 by 1,588,596 shares. The Board determined not to increase the shares reserved for issuance under the ESPP on January 1, 2014, 2015, 2016, 2018, 2019 and 2020. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP.
Our Board has delegated concurrent authority to administer our ESPP to our Compensation Committee under the terms of the Compensation Committee’s charter.
Our employees, including executive officers, or any employees of our designated affiliates may have to satisfy one or more of the following service requirements before participating in our ESPP, as determined by the administrator: (a) customary employment with us or one of our affiliates for more than 20 hours per week and more than five months per calendar year, or (b) continuous employment with us or one of our affiliates for a minimum period of time, not to exceed two years, prior to the first date of an offering. An employee may not be granted rights to purchase stock under our ESPP if such employee (x) immediately after the grant would own stock possessing five percent or more of the total combined voting power or value of our common stock, or (y) holds rights to purchase stock under our ESPP that would accrue at a rate that exceeds $25,000 worth of our stock for each calendar year that the rights remain outstanding.
The administrator may approve offerings with a duration of not more than 27 months, and may specify one or more shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for the employees who are participating in the offering. The administrator, in its discretion, will determine the terms of offerings under our ESPP.
Our ESPP permits participants to purchase shares of our common stock through payroll deductions or other methods, if required by law, with up to 15% of their earnings. The purchase price of the shares will not be less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase.
A participant may not transfer purchase rights under our ESPP other than by will, the laws of descent and distribution or as otherwise provided under our ESPP.
In the event of a specified corporate transaction, such as our merger or change in control, a successor corporation may assume, continue or substitute each outstanding purchase right. If the successor corporation does not assume, continue or substitute for the outstanding purchase rights, the offering in progress will be shortened and a new exercise date will be set. The participants’ purchase rights will be exercised on the new exercise date and such purchase rights will terminate immediately thereafter.
Our ESPP will remain in effect until terminated by the administrator in accordance with the terms of the ESPP. Our Board has the authority to amend, suspend or terminate our ESPP, at any time and for any reason.
Additional Benefits
We maintain a tax-qualified 401(k) retirement plan for all employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees may elect to defer a portion of their eligible compensation, subject to applicable annual limits under the Code. We intend for the 401(k) plan to qualify under Section 401(a) and 501(a) of the Code so that contributions by employees to the 401(k) plan, and income earned on those contributions, are not taxable to employees until withdrawn from the 401(k) plan.

For a description of additional benefits we offer to our executive officers, including health and welfare benefits and the additional benefits provided to Mr. Stoppelman in connection with the reduction of his salary to a nominal amount, please see “—Compensation Discussion and Analysis—Executive Compensation Program Components—Employee Benefits.”
Pension Benefits
Other than with respect to the 401(k) Plan, our employees, including our named executive officers, do not participate in any plan that provides for retirement payments and benefits, or payments and benefits that will be provided primarily following retirement.
Non-Qualified Deferred Compensation
During the year ended December 31, 2019, our employees, including our named executive officers, did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Grants of Plan-Based Awards
The following table shows certain information regarding grants of plan-based awards to our named executive officers during the year ended December 31, 2019.
Grants of Plan-Based Awards in the Year Ended December 31, 2019

Name	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards (#)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Jeremy Stoppelman	2/7/2019	1/16/2019	44,828	—	—	—	1,382,047(4)
	2/7/2019	1/16/2019	—	—	272,700	36.25	4,875,876(5)
Lanny Baker	2/7/2019	1/16/2019	20,690	—	—	—	637,873(4)
	2/7/2019	1/16/2019	—	20,690	—	—	750,013(6)
	2/7/2019	1/16/2019	—	—	83,900	36.25	1,500,132(5)
James Miln	3/7/2019	3/5/2019	—	23,838	—	—	829,562(6)
	9/11/2019	9/11/2019	—	14,688	—	—	508,205(6)
Jed Nachman	2/7/2019	1/16/2019	20,690	—	—	—	637,873(4)
	2/7/2019	1/16/2019	—	20,690	—	—	750,013(6)
	2/7/2019	1/16/2019	—	—	83,900	36.25	1,500,132(5)
Vivek Patel	1/8/2019	1/4/2019	—	45,637	—	—	1,620,570(6)
	1/8/2019	1/4/2019	—	22,819	—	—	810,303(6)
Laurence Wilson	2/7/2019	1/16/2019	13,794	—	—	—	425,269(4)
	2/7/2019	1/16/2019	—	13,794	—	—	500,033(6)
	2/7/2019	1/16/2019	—	—	55,950	36.25	1,000,386(5)
____________________
(1) The amounts in this column represent shares of common stock subject to a Performance Award granted pursuant to our 2012 Plan. Please see “—Compensation Discussion and Analysis—Executive Compensation Program Components—Equity Compensation.”
(2) The amounts in this column represent shares of common stock subject to an RSU award granted pursuant to our 2012 Plan. Please see “—Compensation Discussion and Analysis—Executive Compensation Program Components—Equity Compensation.”
(3) The amounts in this column represent shares of common stock underlying options granted pursuant to our 2012 Plan. Please see “—Compensation Discussion and Analysis—Executive Compensation Program Components—Equity Compensation.”
(4) This amount represents the grant date fair value of the Performance Award calculated in accordance with ASC 718. We used a Monte Carlo model to determine the grant date fair value of the Performance Awards, which requires us to make assumptions and judgments about the variables used in the calculation. We used the following assumptions for the Monte Carlo model:

Performance Period Term	4.0 years
Expected Volatility	52.01%
Compounded Risk-Free Interest Rate (4-year)	2.46%
Expected Equity Return	8.87%

(5) This amount represents the grant date fair value of the stock option award calculated in accordance with ASC 718. Assumptions used in the calculation of the grant date fair value are set forth in Note 16, “Stockholders’ Equity,” in the Original Filing.
(6) This amount represents the grant date fair value of the RSU award calculated in accordance with ASC 718 based on the closing price of our common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year End
The following table shows certain information regarding outstanding equity awards at December 31, 2019 for the named executive officers. Mr. Baker resigned from his position as Chief Financial Officer as of September 2, 2019 and, accordingly, had no outstanding equity awards as of such date.
Outstanding Equity Awards at December 31, 2019

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(3)
Jeremy	01/06/2011	1,601,039	—	7.16	01/05/2021	—	—	—	—
Stoppelman	02/05/2013	575,000	—	21.18	02/05/2023	—	—	—	—
	02/05/2013	90,000	—	21.18	02/05/2023	—	—	—	—
	01/08/2015	32,600	—	53.83	01/08/2025	—	—	—	—
	03/09/2016	426,200	—	20.47	03/09/2026	—	—	—	—
	03/01/2017	210,340	95,610(4)	34.66	03/01/2027	—	—	—	—
	03/01/2017	330,267	17,383(5)	34.66	03/01/2027	—	—	—	—
	01/16/2018	138,000	150,000(4)	43.58	01/16/2028	—	—	—	—
	02/07/2019	56,812	215,888(4)	36.25	02/07/2029	—	—	—	—
	02/07/2019	—	—	—	—	—	—	44,828	1,561,359
James Miln	03/07/2019	—	—	—	—	23,838(6)	830,278	—	—
	09/11/2019	—	—	—	—	12,852(7)	447,635	—	—
Jed Nachman	02/05/2013	40,500	—	21.18	02/05/2023	—	—	—	—
	01/08/2015	24,450	—	53.83	01/08/2025	—	—	—	—
	03/09/2016	49,968	3,332(4)	20.47	03/09/2026	—	—	—	—
	03/01/2017	57,371	26,079(4)	34.66	03/01/2027	—	—	—	—
	01/16/2018	56,469	61,381(4)	43.58	01/16/2028	—	—	—	—
	02/07/2019	17,479	66,421(4)	36.25	02/07/2029	—	—	—	—
	03/09/2016	—	—	—	—	4,585(8)	159,696	—	—
	03/01/2017	—	—	—	—	12,072(8)	420,468	—	—
	01/16/2018	—	—	—	—	8,467(8)	294,906	—	—
	02/07/2019	—	—	—	—	—	—	20,690	720,633
	02/07/2019	—	—	—	—	15,518(8)	540,492	—	—
Vivek Patel	01/02/2015	11,000	—	55.15	01/02/2025	—	—	—	—
	01/04/2016	4,158	320(4)	27.60	01/04/2026	—	—	—	—
	01/03/2017	4,983	4,984(4)	38.22	01/03/2027	—	—	—	—
	01/16/2018	7,858	8,542(4)	43.58	01/16/2028	—	—	—	—
	01/03/2017	—	—	—	—	6,334(8)	220,613	—	—
	01/16/2018	—	—	—	—	10,584(8)	368,641	—	—
	01/08/2019	—	—	—	—	34,228(8)	1,192,161	—	—
	01/08/2019	—	—	—	—	11,410(9)	397,410	—	—
Laurence	02/05/2013	130,000	—	21.18	02/05/2023	—	—	—	—
Wilson	01/08/2015	24,450	—	53.83	01/08/2025	—	—	—	—

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(3)
	03/09/2016	37,500	2,500(4)	20.47	03/09/2026	—	—	—	—
	03/01/2017	14,368	6,532(4)	34.66	03/01/2027	—	—	—	—
	01/16/2018	21,969	23,881(4)	43.58	01/16/2028	—	—	—	—
	02/07/2019	11,656	44,294(4)	36.25	02/07/2029	—	—	—	—
	03/09/2016	—	—	—	—	3,439(8)	119,780	—	—
	03/01/2017	—	—	—	—	9,054(8)	315,351	—	—
	01/16/2018	—	—	—	—	9,878(8)	344,051	—	—
	02/07/2019	—	—	—	—	—	—	13,794	480,445
	02/07/2019	—	—	—	—	10,346(8)	360,351	—	—
____________________
(1) Represents the market value of the unvested shares subject to each RSU based on the closing price of our common stock on December 31, 2019, which was $34.83 per share.
(2) 1/16th of the shares subject to this Performance Award vest on a quarterly basis over four years following the grant date, subject to the average closing price of the Company's common stock exceeding $45.3125 over any 60-day trading period during the four years following February 7, 2019.
(3) Represents the market value of the unvested shares subject to each Performance Award based on a price of $34.83 per share.
(4) 1/48th of the shares underlying this option vest on a monthly basis over four years following the grant date.
(5) The shares underlying this option vest over 36 months following the grant date, as follows: (a) 35% of the shares vest on a monthly basis over the first 12 months following the grant date; (b) 45% of the shares vest on a monthly basis over the subsequent 12 months; and (c) the remaining 20% of the shares vest on a monthly basis over the final 12 months.
(6) 25% of the shares underlying this RSU vest on May 20, 2020, with the remainder vesting on a quarterly basis over the following three years.
(7) 1/8th of the shares subject to this RSU vest on a quarterly basis over two years beginning August 20, 2019.
(8) 1/16th of the shares subject to this RSU vest on a quarterly basis over four years following the grant date.
(9) 1/8th of the shares subject to this RSU vest on a quarterly basis over two years beginning February 20, 2019.

Option Exercises and Stock Vested
The following table shows certain information regarding option exercises and stock vested during the year ended December 31, 2019.
Option Exercises and Stock Vested in the Year Ended December 31, 2019

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Jeremy Stoppelman	—	—	—	—
Lanny Baker	234,291	3,258,489	31,248	1,073,987
James Miln	—	—	1,836	62,846
Jed Nachman	—	—	37,402	1,284,202
Vivek Patel	—	—	40,099	1,376,795
Laurence Wilson	—	—	29,384	1,008,894
____________________
(1) The value realized is calculated as the difference between the closing price of our common stock on the date of exercise and the applicable exercise price of such options, multiplied by the number of shares underlying the options that were exercised.
(2) The value realized equals the closing price of our common stock on each vesting date or, if the vesting date fell on a non-trading day, the closing price on the trading day immediately preceding the vesting date, multiplied by the number of shares that vested on that date.

Potential Payments Upon Termination or Change in Control
The following table sets forth quantitative estimates of the benefits that each of our named executive officers would be entitled to in connection with certain termination and change in control events pursuant to the terms of the Severance Plan in effect on December 31, 2019. The table assumes that the Qualifying Termination or change in control event, as applicable, occurred on December 31, 2019. Mr. Baker's voluntary resignation on September 2, 2019 did not constitute a Qualifying Termination and, as a result, Mr. Baker was not entitled to and did not receive any termination-related benefits.

Name	Lump Sum Cash Severance Payment ($)(1)	Continuation of Benefits ($)(2)	Value of Equity Acceleration ($)(3)	Total ($)
Jeremy Stoppelman
Qualifying Termination(4)	1	3,278	—	3,279
Qualifying Termination Upon Change in Control(5)	1	3,278	19,209	22,488
James Miln
Qualifying Termination(4)	315,000	8,288	—	323,288
Qualifying Termination Upon Change in Control(5)	315,000	8,288	1,277,913	1,601,201
Jed Nachman
Qualifying Termination(4)	350,000	9,934	—	359,934
Qualifying Termination Upon Change in Control(5)	350,000	9,934	1,467,842	1,827,776
Vivek Patel
Qualifying Termination(4)	340,000	9,934	—	349,934
Qualifying Termination Upon Change in Control(5)	340,000	9,934	2,181,139	2,531,073
Laurence Wilson
Qualifying Termination(4)	350,000	5,710	—	355,710
Qualifying Termination Upon Change in Control(5)	350,000	5,710	1,176,544	1,532,254
____________________
(1) Represents one year of the executive officer’s base salary in effect as of December 31, 2019. The amount indicated does not include the payment of any accrued salary or vacation that might be due upon termination of employment.
(2) Represents six months of payments of premiums for continued health insurance coverage under COBRA, assuming in each case that the executive officer timely elects to receive the benefits. Under the Severance Plan, we would continue to pay for such premiums for six months unless the executive officer earlier (a) becomes eligible for substantially equivalent health insurance coverage in connection with new employment or self-employment, or (b) loses eligibility for continuation coverage under COBRA.
(3) The value of unvested options that are subject to accelerated vesting and have an exercise price of less than $34.83, the closing price of our common stock on December 31, 2019, is calculated as (a) the difference between $34.83 and the exercise price of the applicable option, multiplied by (b) the number of unvested options subject to accelerated vesting held by the applicable named executive officer.
With respect to Messrs. Miln, Nachman, Patel and Wilson, the value of unvested RSUs subject to accelerated vesting is calculated as the number of RSUs subject to accelerated vesting held by the applicable named executive officer multiplied by $34.83.
(4) Represents benefits payable under the Severance Plan upon an involuntary termination without cause or constructive termination (as such terms are defined in the Severance Plan).
(5) Represents benefits payable under the Severance Plan upon an involuntary termination without cause or a constructive termination that occurs on or within 12 months following a change in control (as such terms are defined in the Severance Plan).

In addition to the benefits described and quantified above, the 2012 Plan provides for an extended period of time during which an optionholder may exercise options following the optionholder’s termination of service, which time period we refer to as the post-termination exercise period. Generally, under the 2012 Plan, if an optionholder’s service relationship with us ends, the optionholder may exercise any vested options for up to three months after the date that the service relationship ends. However, if the optionholder’s service relationship with us ceases due to disability or death, the optionholder, or his or her beneficiary, may exercise any vested options for up to 12 months in the event of disability or 18 months in the event of death, after the date the service relationship ends. Accordingly, each of the named executive officers would be entitled to an extended post-termination exercise period in the event of a termination due to death or disability.

CEO Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform Act and Item 402(u) of Regulation S-K , we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of Jeremy Stoppelman, our Chief Executive Officer ("CEO"):
For the year ended December 31, 2019, the median of the total annual compensation of all employees of our company (other than our CEO) was $71,055. The annual total compensation of our CEO for purposes of determining the CEO pay ratio was $6,310,987, as reported in the “Total” column of the Summary Compensation Table. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees in 2019 was approximately 89 to 1.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments and estimates that we used were as follows:
•We selected December 31, 2019, which is the last day of our most recently completed fiscal year, as the date upon which we would identify the median employee.
•As of December 31, 2019, our employee population (other than the CEO) consisted of approximately 6,028 individuals, 5,849 of whom were located in the United States and 179 of whom were located outside of the United States, consisting of 77 employees in Germany, 53 in the United Kingdom, 47 in Canada and two in Belgium. Because of the limited scale of our operations outside the United States, we chose to exclude all 179 of our employees located outside the United States for purposes of determining our "median employee" in our pay ratio calculation.
•To identify the “median employee,” we used wages reported in Box 1 of IRS Form W-2 as a consistently applied compensation measure to identify the median employee from our employees located in the United States.
•Once we identified our median employee, we then determined that employee's total compensation, including any perquisites, in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock as of March 6, 2020 by:
•each of our directors;
•each of our named executive officers;
•all of our executive officers and directors as a group; and
•all those known by us to be beneficial owners of more than five percent of our common stock.
Beneficial ownership is determined according to the rules of the SEC and generally means that the person has beneficial ownership if he, she or it possesses sole or shared voting power of a security, including options that are currently exercisable or exercisable within 60 days of March 6, 2020. Applicable percentages are based on 71,880,898 shares of common stock outstanding on March 6, 2020. Shares subject to options exercisable as of or within 60 days of March 6, 2020 are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.
This table is based upon information supplied by our officers and directors, as well as our review of Schedule 13Gs filed with the SEC. Except as indicated by footnote, and subject to applicable community property laws, we believe that each person identified in the table possesses sole voting and investment power with respect to all capital stock shown to be held by that person. The address of each executive officer and director, unless otherwise indicated by footnote, is c/o Yelp Inc., 140 New Montgomery Street, 9th Floor, San Francisco, California 94105.

Beneficial Owner	Number of Shares	Percent of Total
Principal Stockholders
BlackRock, Inc.(1)	9,062,520	12.6%
Prescott General Partners LLC(2)	6,349,560	8.8%
The Vanguard Group, Inc.(3)	6,292,953	8.8%
Jeremy Stoppelman(4)	5,859,588	7.8%
Named Executive Officers and Directors
Jeremy Stoppelman(4)	5,859,588	7.8%
Lanny Baker	33,939	*
James Miln(5)	44,447	*
Jed Nachman(6)	436,483	*
Vivek Patel(7)	168,069	*
Laurence Wilson(8)	529,435	*
Diane M. Irvine(9)	70,523	*
Fred D. Anderson, Jr.(10)	12,822	*
Christine Barone(11)	6,364	*
Robert Gibbs(12)	56,157	*
George Hu(13)	9,483	*
Sharon Rothstein(14)	9,363	*
Brian Sharples(15)	7,987	*
All current executive officers and directors as a group (12 persons)(16)	7,212,339	9.5%
____________________
* Less than one percent.
(1) Based on information contained in a Schedule 13G/A filed with the SEC on February 4, 2020, BlackRock, Inc. (“BlackRock”), a global investment management firm, has sole voting power over 8,710,235 shares and sole dispositive power over 9,062,520 shares. The Schedule 13G filed by BlackRock provides information only as of December 31, 2019 and, consequently, the beneficial ownership of BlackRock may have changed between December 31, 2019 and March 6, 2020. The address of BlackRock is 55 East 52nd Street, New York, New York 10055.

(2) Based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2020, (a) Prescott General Partners LLC, an investment advisor (“PGP”), has shared voting and dispositive power over 4,956,026 shares, (b) Prescott Investors Profit Sharing Trust (“PIPS”) has sole voting and dispositive power over 158,954 shares and (c) Thomas W. Smith has sole voting and dispositive power over 1,000,000 shares, as well as shared voting and dispositive power over 234,580 shares. Mr. Smith is the managing member of PGP and trustee of PIPS and may be deemed to beneficially own 234,580 shares in his capacity as investment manager for certain managed accounts. The Schedule 13G/A filed by PGP, PIPS and Mr. Smith provides information only as of December 31, 2019 and, consequently, the beneficial ownership of these individuals and entities may have changed between December 31, 2019 and March 6, 2020. The address of PGP, PIPS and Mr. Smith is 2200 Butts Road, Suite 320, Boca Raton, Florida 33431.
(3) Based on information contained in a Schedule 13G/A filed with the SEC on February 12, 2020, The Vanguard Group, Inc. (“Vanguard”), an independent advisor, has sole voting power over 143,661 shares, shared voting power over 145,230 shares, sole dispositive power over 6,147,723 shares and shared dispositive power over 145,230 shares. Vanguard Fiduciary Trust Company, a wholly owned subsidiary of Vanguard, beneficially owns 134,518 shares as a result of its serving as an investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly owned subsidiary of Vanguard, beneficially owns 19,855 shares as a result of its serving as an investment manager of Australian investment offerings. The Schedule 13G/A filed by Vanguard provides information only as of December 31, 2019 and, consequently, the beneficial ownership of Vanguard may have changed between December 31, 2019 and March 6, 2020. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(4) Consists of (a) 2,247,519 shares held by the Jeremy Stoppelman Revocable Trust, over which Mr. Stoppelman retains sole voting and dispositive power, (b) 73,931 shares held by Mr. Stoppelman, including 70,321 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), and (c) 3,538,138 shares issuable upon exercise of options exercisable within 60 days of March 6, 2020.
(5) Consists of 44,447 shares held by Mr. Miln, including 39,713 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020).
(6) Consists of (a) 149,525 shares held by Mr. Nachman, including 71,862 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), and (b) 286,958 shares issuable upon exercise of options exercisable within 60 days after March 6, 2020.
(7) Consists of (a) 135,016 shares held by Mr. Patel, including 86,402 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), and (b) 33,053 shares issuable upon exercise of options exercisable within 60 days after March 8, 2019.
(8) Consists of (a) 180,962 shares held by Mr. Wilson, including 52,418 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), (b) 258,217 shares issuable to Mr. Wilson upon exercise of options exercisable within 60 days after March 6, 2020, (c) 43,056 shares held by Miriam Warren, Mr. Wilson’s spouse and our Senior Vice President of Engagement, Diversity and Belonging, including 22,228 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), and (d) 47,200 shares issuable to Ms. Warren upon exercise of options exercisable within 60 days after March 6, 2020. As spouses, Mr. Wilson and Ms. Warren may be deemed to beneficially own each other’s shares.
(9) Consists of (a) 18,232 shares held by Ms. Irvine, including 1,922 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), and (b) 52,291 shares issuable upon exercise of options exercisable within 60 days after March 6, 2020.
(10) Consists of (a) 5,531 shares held by Mr. Anderson, including 1,102 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), and (b) 7,291 shares issuable upon exercise of options exercisable within 60 days after March 6, 2020.
(11) Consists of 6,364 shares held by Ms. Barone, all of which underlie RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020).
(12) Consists of (a) 3,866 shares held by Mr. Gibbs and (b) 52,291 shares issuable upon exercise of options exercisable within 60 days after March 6, 2020.

(13) Consists of (a) 6,166 shares held by Mr. Hu, including 5,469 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), and (b) 3,317 shares issuable upon exercise of options exercisable within 60 days after March 6, 2020.
(14) Consists of (a) 6,046 shares held by Ms. Rothstein, including 5,418 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), and (b) 3,317 shares issuable upon exercise of options exercisable within 60 days after March 6, 2020.
(15) Consists of (a) 4,670 shares held by Mr. Sharples, all of which underlie RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), and (b) 3,317 shares issuable upon exercise of options exercisable within 60 days after March 6, 2020.
(16) Includes (a) 374,241 shares underlying RSUs that remained subject to vesting requirements (none of which are expected to vest within 60 days of March 6, 2020), and (b) 4,285,390 shares issuable upon exercise of options exercisable within 60 days after March 6, 2020.

Equity Compensation Plan Information
The following table provides certain information with respect to our current and former equity compensation plans under which awards remained outstanding or available for future grant as of December 31, 2019. Information is included for the following plans, each of which was adopted with the approval of our stockholders: our 2005 Plan; our 2011 Plan; our 2012 Plan; and our ESPP.

Plan Category	Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)(1)	Shares of Common Stock Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	13,836,603(2)	$25.10	8,775,091(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	13,836,603(2)	$25.10	8,775,091(3)
____________________
(1) The weighted-average exercise price excludes RSU awards, which have no exercise price.
(2) Consists of (a) options to purchase 1,715,129 shares of common stock under our 2005 Plan; (b) options to purchase 112,470 shares of common stock under our 2011 Plan; (c) options to purchase 4,383,086 shares of common stock under our 2012 Plan; (d) 7,546,606 shares of common stock subject to outstanding RSU awards under our 2012 Plan; and (e) 79,312 shares of common stock subject to outstanding Performance Awards under our 2012 Plan.
Excludes purchase rights currently accruing under our ESPP. Each offering under our ESPP consists of one six-month purchase period and eligible employees may purchase shares of our common stock at a price equal to 85% of the fair market value of our common stock at the end of each offering period.
(3) Consists of (a) 7,232,961 shares of common stock reserved for issuance under our 2012 Plan and (b) 1,542,130 shares of common stock reserved for issuance under our ESPP.
The number of shares of our common stock reserved for issuance under our 2012 Plan will automatically increase on January 1 of each year through and including January 1, 2022 by 7.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Board. Pursuant to the terms of our 2012 Plan, an additional 3,559,273 shares of common stock were added to the number of shares reserved for issuance under the 2012 Plan, effective January 1, 2020.
The number of shares of our common stock reserved for issuance under our ESPP will increase automatically each year through and including January 1, 2022 by the least of (a) 2.0% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year; (b) 5,000,000 shares of common stock; or (c) such lesser number as determined by the Board. Pursuant to the terms of our ESPP, the Board determined that no additional shares of common stock would be added to the number of shares reserved for issuance under the ESPP as of January 1, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
Below we describe transactions and series of similar transactions since January 1, 2019, to which we were or will be a party, in which:
•the amounts involved exceeded or will exceed $120,000; and
•any of our directors, executive officers or holders of more than five percent of our common stock, or any immediate family member of the foregoing persons, had or will have a direct or indirect material interest.
Related-Person Compensation
Although the payment of compensation for services as an employee is not considered a related-person transaction covered by our Related-Person Transaction Policy, we have included below information regarding compensation paid to a family member of one of our executive officers.
Miriam Warren, our Senior Vice President of Engagement, Diversity and Belonging and spouse of our Chief Administrative Officer and General Counsel, Laurence Wilson, received compensation for her services as an employee in the year ended December 31, 2019, including an annualized base salary of $250,000 and RSUs covering 8,557 shares of common stock. As of January 1, 2020, Ms. Warren's annualized base salary was increased to $300,000. In addition, in February 2020, our Compensation Committee granted Ms. Warren additional RSUs covering 13,177 shares of common stock, which vest in equal quarterly installments over four years from the date of grant, and Performance Awards covering 4,393 shares at the target achievement level, which are subject to both the achievement of performance goals and a four-year, time-based quarterly vesting schedule. The performance goals are based on the Company's net revenue and adjusted EBITDA for the year ending December 31, 2020.
Ms. Warren also received our standard benefits package; these benefits were provided on the same terms as provided to all of our regular full-time employees. In addition, we provided Ms. Warren with tax equalization — tax reimbursements or amounts paid to cover additional taxes incurred by Ms. Warren by reason of her earlier secondment to our wholly owned subsidiary Yelp UK Ltd. to ensure her tax burden is approximately the same as it would have been had she remained in the United States — and paid for the preparation of required tax returns and tax equalization settlement calculations for tax years affected by her secondment. These benefits are provided in accordance with our tax equalization policy and reflect the benefits we typically provided to employees we required to relocate abroad at the time of Ms. Warren's secondment. In 2019, we paid $9,205 in connection with the preparation of Ms. Warren and Mr. Wilson's tax returns and Ms. Warren's tax equalization settlement calculations.
The Yelp Foundation
In 2011, our Board approved the establishment of The Yelp Foundation, a non-profit organization designed to support consumers and businesses in the communities in which we operate. Ms. Warren and Messrs. Stoppelman, Miln, Nachman and Wilson are officers and directors of The Yelp Foundation. As described in Item 11 under “Executive Compensation—Compensation Discussion and Analysis—Other Compensation Policies,” The Yelp Foundation made matching charitable donations to charitable organizations on behalf of Messrs. Patel and Wilson in 2019.
Indemnification
Our Amended and Restated Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by the Delaware General Corporation Law. In addition to the indemnification required in our Amended and Restated Certificate of Incorporation and Bylaws, we have entered into indemnification agreements with each of our current directors, officers and certain employees. These agreements provide for the indemnification of such persons for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were serving in such capacity. We have obtained director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us.
Independence of the Board

Under the listing standards of the NYSE, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. The Board consults with our counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the NYSE, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, our executive management and independent auditors, the Board has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable NYSE listing standards: Mses. Irvine, Barone and Rothstein and Messrs. Anderson, Gibbs, Hu and Sharples. In addition, the Board had previously determined that Peter Fenton, Jeremy Levine and Mariam Naficy were independent directors within the meaning of the applicable NYSE listing standards prior to their resignations from the Board on March 1, 2019, March 1, 2019 and February 8, 2020, respectively.
In making these determinations, the Board found that none of these directors had a material or other disqualifying relationship with the Company. It considered the current and prior relationships that each non-employee director has with our company and each other and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Stoppelman, our Chief Executive Officer, is not independent by virtue of his employment with the Company. In addition, Geoff Donaker, our former Chief Operating Officer, was not independent prior to his resignation from the Board on March 1, 2019 due to his recent employment with the Company.

Item 14. Principal Accounting Fees and Services.
The following table represents aggregate fees billed to us for the years ended December 31, 2019 and 2018 by Deloitte & Touche LLP, our independent registered public accounting firm.

	Year Ended December 31,
	2019	2018
	(in thousands)
Audit Fees(1)	$2,034	$1,746
Audit-Related Fees(2)	$—	$53
Tax Fees(3)	$115	$186
All Other Fees(4)	$2	$—
Total Fees	$2,150	$1,984
____________________
(1) Audit Fees are fees and expenses for the audit of our financial statements, review of interim financial statements and services in connection with our statutory and regulatory filings or engagements in those fiscal years.
(2) Audit-Related Fees are fees billed for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”
(3) Tax Fees are fees billed for tax compliance, advice and planning.
(4) All other fees are fees for products and services other than the services described above. No other fees were billed in 2018. The other fees billed in 2019 were for the Company's subscription to the Deloitte Accounting Research Tool, a web-based library of accounting and financial disclosure literature.
All fees described above were pre-approved by the Audit Committee.
In connection with the audit of our 2019 financial statements, we entered into certain engagement agreements with Deloitte & Touche LLP that set forth the terms by which Deloitte & Touche LLP will perform audit services for the Company. These agreements are subject to alternative dispute resolution procedures.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Deloitte & Touche LLP. The policy generally pre-approves specified services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The Audit Committee has delegated to the Chairperson of the Audit Committee the authority to grant interim pre-approvals of audit services, provided that any such pre-approvals are required to be presented to the full Audit Committee at its next scheduled meeting.
The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Amendment No. 1 to Annual Report:
1.	Financial Statements. See Item 8 of the registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2020.
2.
Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

2.1	Agreement and Plan of Merger, dated February 9, 2015, by and among Yelp Inc., Eat24Hours.com, Inc., Kale Acquisition Corp., Quinoa Acquisition LLC, the Stockholders of Eat24Hours.com, Inc. and Nadav Sharon, as Stockholders’ Agent.	8-K	001-35444	99.1	2/10/2015
2.2	Agreement and Plan of Merger, dated February 28, 2017, by and among Yelp Inc., Nowait, Inc., Beagle Acquisition Corp. and Shareholder Representative Services LLC, as Stockholders’ Agent.	8-K	001-35444	2.1	3/6/2017
2.3	Share Purchase Agreement, dated April 3, 2017, by and among Yelp Inc., 10036773 Canada Inc., Turnstyle Analytics Inc., the shareholders of Turnstyle Analytics Inc., the vested option holders of Turnstyle Analytics Inc., 500 Startups IV, L.P. and Fortis Advisors LLC, as Securityholders’ Agent.	8-K	001-35444	2.1	4/7/2017
2.4	Unit Purchase Agreement, dated as of August 3, 2017, by and among Yelp Inc., Eat24, LLC, Grubhub Inc. and Grubhub Holdings Inc.	10-Q	001-35444	2.3	8/9/2017
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc., as amended.	8-K	001-35444	3.1	2/13/2019
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1*	Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.2	11/17/2011
10.2*	Forms of Option Agreement and Option Grant Notice under Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.3	11/17/2011
10.3*	2011 Equity Incentive Plan.	S-1	333-178030	10.4	2/3/2012
10.4*	Forms of Option Agreement and Option Grant Notice under 2011 Equity Incentive Plan.	S-1	333-178030	10.5	2/3/2012
10.5*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.2	2/13/2019
10.6*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.7*	Forms of Performance Restricted Stock Unit Award Grant Notice and Agreement under 2012 Equity Incentive Plan.	10-Q	001-35444	10.1	5/10/2019
10.8*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.9*	Executive Severance Benefit Plan, as amended.	10-K	001-35444	10.9	2/28/2020
10.10*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.11*	Offer Letter, by and between Yelp Inc. and Jeremy Stoppelman, dated February 3, 2012.	S-1/A	333-178030	10.15	2/3/2012
10.12*	Offer Letter, dated December 27, 2019, by and between Yelp Inc. and David Schwarzbach.	10-K	001-35444	10.12	2/28/2020
10.13*	Amended and Restated Offer Letter, by and between Yelp Inc. and Joseph Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.14*	Letter Agreement, dated May 22, 2014, by and between Joseph Nachman and Yelp Inc.	8-K	001-35444	99.1	5/28/2014
10.15*	Offer Letter, dated April 1, 2009, by and between Yelp Inc. and Vivek Patel.	10-Q	001-35444	10.2	5/10/2019
10.16*	Amended and Restated Offer Letter, by and between Yelp Inc. and Laurence Wilson, dated February 3, 2012.	S-1/A	333-178030	10.10	2/3/2012
10.17*	Offer Letter, dated January 17, 2019, by and between Yelp Inc. and James Miln.	10-K	001-35444	10.17	2/28/2020
10.18*	Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		2/24/2020
10.19*	Summary of Non-Employee Director Compensation Arrangements as of January 1, 2020.					X
10.20	Amended and Restated Lease, dated April 1, 2015, by and between Stockdale Galleria Project Owner, LLC and Yelp Inc.; First Amendment to Lease, dated July 30, 2015; Second Amendment to Lease, dated April 22, 2016; Third Amendment to Lease, dated July 22, 2016.	10-K	001-35444	10.23	3/1/2017
10.21	License Agreement between Harrison 160, LLC, as Licensor, and MRL Ventures Inc., as Licensee, dated as of April 6, 2004; Addendums through November 10, 2011.	S-1/A	333-178030	10.14	2/3/2012
10.22	Office Lease, dated May 9, 2012, by and between Yelp Inc. and Stockbridge 138 New Montgomery LLC, as amended.	10-K	001-35444	10.25	3/1/2017
10.23	Lease, dated July 31, 2014, by and between Yelp Inc. and 11 Madison Avenue LLC.	8-K	001-35444	10.1	8/6/2014
21.1	Subsidiaries of Yelp Inc.	10-K	001-35444	21.1	2/28/2020
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-35444	23.1	2/28/2020
24.1	Power of Attorney (included on signature page).	10-K	001-35444		2/28/2020
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-35444	31.1	2/28/2020
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-35444	31.2	2/28/2020
31.3	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.4	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.	10-K	001-35444	32.1	2/28/2020
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
* Indicates management contract or compensatory plan or arrangement.
† The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K, as amended, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Yelp Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 29, 2020

Yelp Inc.

/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer)