Form 10-Q
period 2020-03-31
YELP INC
filed 2020-05-08
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of May 1, 2020, there were 71,889,796 shares issued and outstanding of the registrant’s common stock, par value $0.000001 per share.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$364,576	$170,281
Short-term marketable securities	122,618	242,000
Accounts receivable (net of allowance for doubtful accounts of $14,588 and $7,686 at March 31, 2020 and December 31, 2019, respectively)	85,875	106,832
Prepaid expenses and other current assets	21,804	14,196
Total current assets	594,873	533,309
Long-term marketable securities	3,500	53,499
Property, equipment and software, net	110,141	110,949
Operating lease right-of-use assets	199,053	197,866
Goodwill	103,976	104,589
Intangibles, net	9,304	10,082
Restricted cash	22,332	22,037
Other non-current assets	42,045	38,369
Total assets	$1,085,224	$1,070,700
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$74,702	$72,333
Operating lease liabilities — current	62,342	57,507
Deferred revenue	3,637	4,315
Total current liabilities	140,681	134,155
Operating lease liabilities — long-term	175,073	174,756
Other long-term liabilities	7,038	6,798
Total liabilities	322,792	315,709
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value, 200,000,000 shares authorized – 71,887,846 and 71,185,468 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,283,885	1,259,803
Accumulated other comprehensive loss	(12,863)	(11,759)
Accumulated deficit	(508,590)	(493,053)
Total stockholders' equity	762,432	754,991
Total liabilities and stockholders' equity	$1,085,224	$1,070,700

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenue	$249,901	$235,942
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,847	14,265
Sales and marketing	137,297	124,316
Product development	67,113	58,075
General and administrative	43,536	31,292
Depreciation and amortization	12,358	11,876
Total costs and expenses	277,151	239,824
Loss from operations	(27,250)	(3,882)
Other income, net	2,383	4,691
(Loss) income before income taxes	(24,867)	809
Benefit from income taxes	(9,364)	(556)
Net (loss) income attributable to common stockholders	$(15,503)	$1,365
Net (loss) income per share attributable to common stockholders
Basic	$(0.22)	$0.02
Diluted	$(0.22)	$0.02
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders
Basic	71,548	81,772
Diluted	71,548	85,087

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(15,503)	$1,365
Other comprehensive loss:
Foreign currency translation adjustments	(1,104)	(711)
Other comprehensive loss	(1,104)	(711)
Comprehensive (loss) income	$(16,607)	$654

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2019 AND 2020
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of December 31, 2018	81,996,839	$—	$1,139,462	$—	$(11,021)	$(52,923)	$1,075,518
Issuance of common stock upon exercises of employee stock options	50,782	—	1,145	—	—	—	1,145
Issuance of common stock upon vesting of restricted stock units ("RSUs")	489,434	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	32,474	—	—	—	32,474
Shares withheld related to net share settlement of equity awards	—	—	(12,827)	—	—	—	(12,827)
Repurchases of common stock	—	—	—	(102,126)	—	—	(102,126)
Retirement of common stock	(2,847,226)	—	—	102,126	—	(102,126)	—
Foreign currency adjustments	—	—	—	—	(711)	—	(711)
Net income	—	—	—	—	—	1,365	1,365
Balance as of March 31, 2019	79,689,829	$—	$1,160,254	$—	$(11,732)	$(153,684)	$994,838

Balance as of December 31, 2019	71,185,468	$—	$1,259,803	$—	$(11,759)	$(493,053)	$754,991
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	(34)	(34)
Issuance of common stock upon exercises of employee stock options	200,847	—	2,585	—	—	—	2,585
Issuance of common stock upon vesting of RSUs	501,531	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	33,249	—	—	—	33,249
Shares withheld related to net share settlement of equity awards	—	—	(11,752)	—	—	—	(11,752)
Foreign currency adjustments	—	—	—	—	(1,104)	—	(1,104)
Net loss	—	—	—	—	—	(15,503)	(15,503)
Balance as of March 31, 2020	71,887,846	$—	$1,283,885	$—	$(12,863)	$(508,590)	$762,432

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net (loss) income attributable to common stockholders	$(15,503)	$1,365
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,358	11,876
Provision for doubtful accounts	15,933	4,264
Stock-based compensation	31,750	31,319
Noncash lease cost	10,378	9,751
Deferred income taxes	(7,450)	(1,259)
Other adjustments, net	(287)	(1,159)
Changes in operating assets and liabilities:
Accounts receivable	5,024	(6,260)
Prepaid expenses and other assets	(4,118)	(5,292)
Operating lease liabilities	(6,663)	(9,948)
Accounts payable, accrued liabilities and other liabilities	(636)	6,372
Net cash provided by operating activities	40,786	41,029
Investing Activities
Sales and maturities of marketable securities — available-for-sale	164,215	—
Purchases of marketable securities — held-to-maturity	(87,438)	(157,567)
Maturities of marketable securities — held-to-maturity	93,200	201,497
Purchases of property, equipment and software	(7,053)	(8,991)
Other investing activities	295	215
Net cash provided by investing activities	163,219	35,154
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	2,585	1,145
Repurchases of common stock	—	(102,126)
Taxes paid related to the net share settlement of equity awards	(11,514)	(12,497)
Net cash used in financing activities	(8,929)	(113,478)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(486)	(65)
Change in cash, cash equivalents and restricted cash	194,590	(37,360)
Cash, cash equivalents and restricted cash — Beginning of period	192,318	354,835
Cash, cash equivalents and restricted cash — End of period	$386,908	$317,475
Supplemental Disclosures of Other Cash Flow Information
Refunds received for income taxes, net	$(290)	$(408)
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$3,015	$1,835
Tax liability related to net share settlement of equity awards included in accrued liabilities	$1,043	$1,172
Repurchases of common stock recorded in accrued liabilities	$—	$8,510
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$11,833	$6,325

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
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020 and amended on April 29, 2020 (the "Annual Report").
The unaudited condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as set forth under "Recently Adopted Accounting Pronouncements" below.
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
Due to the COVID-19 pandemic and the uncertainty of the extent of the impacts, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
Significant Accounting Policies
Except as set forth below, there have been no material changes to the Company's significant accounting policies from those described in the Annual Report.
Marketable Securities—The Company considers highly liquid treasury notes, U.S. agency securities, corporate debt securities, money market funds and other funds with maturities of more than three months to be marketable securities. Securities with less than one year to maturity are included in short-term marketable securities, and all other securities are classified as long-term marketable securities. The Company has a policy that generally requires its securities to be investment grade (i.e. rated ‘A+’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. The Company determines the classification of its marketable securities at the time of purchase and re-evaluates these determinations at each balance sheet date.

Marketable securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities owned by the Company prior to March 16, 2020, were stated at amortized cost and were periodically assessed for impairment. Amortized costs of debt securities were adjusted for amortization of premiums and accretion of discounts to maturity, and these adjustments were included in interest income.
Marketable debt securities that the Company may sell prior to maturity in response to changes in the Company's investment strategy, liquidity needs, or for other reasons are classified as available-for-sale. The Company's portfolio as of March 16, 2020 includes only available-for-sale securities, and the Company does not intend to transfer its securities to a different classification in the foreseeable future. Available-for-sale securities are stated at fair value as of each balance sheet date and are periodically assessed for impairment. For the Company's available-for-sale securities, an investment is impaired if the fair value of the investment is less than its amortized cost basis. In assessing whether a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of expected cash flows is less than the amortized cost basis of the security, an allowance for credit loss is recorded as a component of other income (expense), net. Any remaining unrealized losses are recorded to other comprehensive income (loss). The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other income (expense), net. Amortization of premiums and accretion of discounts are included in interest income.
If the Company has the intent to sell an available-for-sale security in an unrealized loss position or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis, any previously recorded allowance is reversed and the entire difference between the amortized cost basis of the security and its fair value is recognized in the condensed consolidated statements of operations.
Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts receivable. The allowance reflects the Company's best estimate of probable losses associated with the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts based on the credit risk of those accounts, known delinquent accounts, as well as current conditions and reasonable and supportable economic forecasts. When new information becomes available that allows the Company to more accurately estimate the allowance, it makes an adjustment, which is considered a change in accounting estimate. The carrying value of accounts receivable approximates their fair value.
Goodwill—Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The carrying amount of goodwill is reviewed at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than the carrying amount, or opts not to perform a qualitative assessment, then the Company will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The carrying value of goodwill will be written down to fair value. No impairment charges associated with goodwill have been recorded by the Company to date.
Stock-Based Compensation—The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions, which require all stock-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and issuances under its 2012 Employee Stock Purchase Plan, as amended ("ESPP"), to be measured based on the grant-date fair value of the awards. The Company accounts for forfeitures as they occur.
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
The fair value of RSUs is measured using the closing price of the Company's common stock on the New York Stock Exchange on the grant date. The Company uses the straight-line method for expense attribution. No compensation cost is recorded for RSUs that do not vest. Shares for these grants are issued upon vesting, net of tax withholding to be paid by the Company on behalf of its employees.
The Company has two types of PRSUs outstanding — awards for which the vesting is subject to both a time-based vesting schedule and either (a) a market condition or (b) the achievement of performance goals.
For the awards subject to a market condition, the Company uses a Monte Carlo model to determine the fair value of the PRSUs. The Company uses the accelerated method for expense attribution. Compensation costs are recorded if the service condition is met regardless of whether the market performance condition is satisfied. No compensation cost is recorded if the service condition is not met.
For the awards subject to performance goals, the fair value of the PRSUs is measured using the closing price of the Company's common stock on the New York Stock Exchange on the grant date. The Company uses the accelerated method for expense attribution. Compensation costs are recorded when the Company concludes that it is probable that the performance condition will be achieved. The Company performs an analysis in each reporting period to determine the probability that the performance goals will be met, and recognizes a cumulative catch up adjustment to compensation cost for changes in its probability assessment in subsequent reporting periods, if required. No compensation cost is recorded if the service condition is not met.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires certain types of financial instruments, including trade receivables and held-to-maturity investments measured at amortized cost, to be presented at the net amount expected to be collected based on historical events, current conditions and forecast information. The Company adopted and began applying ASU 2016-13 on January 1, 2020 by recording a cumulative-effect adjustment to retained earnings. This adjustment recorded an allowance related to expected credit losses on its held-to-maturity debt securities. This allowance took into consideration the composition and credit quality of the financial instruments, their respective historical credit loss activity, and reasonable and supportable economic forecasts and conditions at the time of adoption. The adoption did not have a material impact on the Company's consolidated financial statements.
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
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which amends Accounting Standards Codification 820, "Fair Value Measurement." ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
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

Recent Accounting Pronouncements Not Yet Effective
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): "Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for recording income taxes, while also simplifying certain recognition and allocation approaches to accounting for income taxes. ASU 2019-12 will be effective for the first interim period within annual periods beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and related disclosures.
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash	$31,246	$43,581
Cash equivalents	333,330	126,700
Total cash and cash equivalents	$364,576	$170,281
Restricted cash	22,332	22,037
Total cash, cash equivalents and restricted cash	$386,908	$192,318
The increase in cash equivalents during the three months ended March 31, 2020 was primarily driven by the Company's change in its investment strategy to preserve liquidity as a result of COVID-19. During March 2020, the Company sold $135.2 million of securities prior to maturity and reinvested the proceeds in money market funds. The Company also reinvested $38.0 million of proceeds from marketable securities that reached maturity and $27.0 million of proceeds from redemptions of marketable securities into money market funds. Money market funds are recorded as cash equivalents. See Note 4, "Marketable Securities" for further details.
As of March 31, 2020 and December 31, 2019, the Company had letters of credit collateralized fully by bank deposits that totaled $22.3 million and $22.0 million, respectively. These letters of credit primarily relate to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. Each letter of credit is subject to renewal annually until the applicable lease expires. As the bank deposits have restrictions on their use, they are classified as restricted cash on the Company's condensed consolidated balance sheet.
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s investments in money market accounts are recorded as cash equivalents at fair value on the condensed consolidated balance sheets. Additionally, from March 2020, the Company carries its available-for-sale debt securities at fair value. See Note 4, "Marketable Securities" for further details.
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
This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s commercial paper, corporate bonds, U.S. government bonds and agency bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly. The Company's long-lived and indefinite-lived assets such as property, equipment and software, goodwill and other intangible assets are measured at fair value on a non-recurring basis if the assets are determined to be impaired. The Company recognized an immaterial impairment charge related to its intangible assets during the three months ended March 31, 2020. See Note 7, "Goodwill and Intangible Assets" for further details. The fair value of these intangible assets were estimated using an income approach and are classified within Level 3 of the fair value hierarchy because of the reliance on assumptions made by management using both internal and external data.
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of March 31, 2020 and December 31, 2019 as well as those held-to-maturity as of December 31, 2019 (in thousands):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$323,349	$—	$—	$323,349	$126,700	$—	$—	$126,700
Commercial paper	—	9,981	—	9,981	—	—	—	—
Marketable securities:
Commercial paper	—	86,695	—	86,695	—	130,472	—	130,472
Corporate bonds	—	39,423	—	39,423	—	85,611	—	85,611
Agency bonds	—	—	—	—	—	79,750	—	79,750
Total cash equivalents and marketable securities	$323,349	$136,099	$—	$459,448	$126,700	$295,833	$—	$422,533

4. MARKETABLE SECURITIES
Due to the uncertainties surrounding COVID-19, the Company changed its investment strategy with respect to its marketable securities to allow for more flexibility in preserving liquidity. Prior to this change, the Company concluded that it had the intent to hold marketable securities to maturity and deemed that a held-to-maturity classification was appropriate. The change in strategy resulted in a transfer of the marketable securities from the held-to-maturity classification to the available-for-sale classification, effective on March 16, 2020. The amortized cost of marketable securities transferred from held-to-maturity to available-for-sale on this date was $300.2 million. As a result of the transfer, the Company reversed the allowance for credit loss that had been previously recorded upon adoption of ASU 2016-13 and measured the securities at fair value as of the transfer date by recording an immaterial allowance for credit loss to other income, net, and the remaining adjustment as an immaterial unrealized loss recorded to other comprehensive income.
After this change in strategy, in March 2020, the Company sold certain agency bonds that were classified as available-for-sale short- and long-term marketable securities for proceeds of $135.2 million and recorded an immaterial amount of net realized gains upon the sales of these securities to other income, net for the three months ended March 31, 2020. The Company reinvested the proceeds from the sale along with $65.0 million from maturities and redemptions of marketable securities into money market funds.
The Company had the intent to sell its remaining marketable securities as of March 31, 2020. Accordingly, the Company reversed the allowance for credit loss previously recorded on the date of transfer, adjusted the amortized cost of the marketable securities to fair value as of March 31, 2020, and recorded an immaterial net realized loss to other income, net for the three months ended March 31, 2020. The Company did not reclassify any net unrealized holding gain or loss for the period from accumulated other comprehensive income to net income.

The amortized cost, gross unrealized gains and losses, and fair value of marketable securities classified as held-to-maturity as of December 31, 2019 were as follows (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Commercial paper	$130,464	$17	$(9)	$130,472
Corporate bonds	85,396	225	(10)	85,611
Agency bonds	26,140	90		26,230
Total short-term marketable securities	242,000	332	(19)	242,313
Long-term marketable securities:
Agency bonds	53,499	21	—	53,520
Total long-term marketable securities	53,499	21	—	53,520
Total marketable securities	$295,499	$353	$(19)	$295,833
The Company did not have any securities that were in an unrealized loss position as of March 31, 2020 due to its intent to sell its remaining securities. The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2019, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$63,639	$(9)	$—	$—	$63,639	$(9)
Corporate bonds	20,979	(10)	—	—	20,979	(10)
Total	$84,618	$(19)	$—	$—	$84,618	$(19)
Prior to the adoption of ASU 2016-13, the Company periodically reviewed its investment portfolio for other-than-temporary impairment. The Company considered such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considered whether it was more likely than not that it would be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis could not be recovered as a result of credit losses. During the three months ended March 31, 2019, the Company did not recognize any other-than-temporary impairment loss.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses	$16,409	$10,188
Other current assets	5,395	4,008
Total prepaid expenses and other current assets	$21,804	$14,196

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Capitalized website and internal-use software development costs	$148,395	$140,886
Leasehold improvements	86,501	86,089
Computer equipment	46,153	43,626
Furniture and fixtures	18,133	18,403
Telecommunication	4,929	5,154
Software	1,686	1,687
Total	305,797	295,845
Less accumulated depreciation	(195,656)	(184,896)
Property, equipment and software, net	$110,141	$110,949
Depreciation expense was approximately $11.7 million and $11.0 million for the three months ended March 31, 2020 and 2019, respectively.
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
The changes in carrying amount of goodwill during the three months ended March 31, 2020 were as follows (in thousands):

Balance as of December 31, 2019	$104,589
Effect of currency translation	(613)
Balance as of March 31, 2020	$103,976
Intangible assets at March 31, 2020 and December 31, 2019 consisted of the following (dollars in thousands):

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(3,086)	$6,832	8.4	years
Developed technology	7,709	(5,326)	2,383	2.0	years
Content	3,780	(3,780)	—	0.0	years
Domains and data licenses	2,869	(2,780)	89	1.7	years
Trademarks	877	(877)	—	0.0	years
User relationships	146	(146)	—	0.0	years
Total	$25,299	$(15,995)	$9,304

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(2,841)	$7,077	8.6	years
Developed technology	7,832	(4,959)	2,873	2.2	years
Content	3,814	(3,814)	—	0.0	years
Domain and data licenses	2,869	(2,748)	121	1.7	years
Trademarks	877	(872)	5	0.2	years
User relationships	146	(140)	6	0.2	years
Total	$25,456	$(15,374)	$10,082
Amortization expense was $0.7 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively.
As a result of COVID-19, the Company identified a number of impairment indicators and performed a recoverability test for certain intangible assets. The Company recorded an immaterial impairment charge related to developed technology during the three months ended March 31, 2020 as a result of that assessment. No change to the useful life of any intangible assets were made.
As of March 31, 2020, the estimated future amortization of purchased intangible assets for (i) the remaining nine months of 2020, (ii) each of the succeeding five years, and (iii) thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2020 (from April 1, 2020)	$1,697
2021	2,203
2022	1,031
2023	714
2024	708
2025	708
Thereafter	2,243
Total amortization	$9,304

8. LEASES
The components of lease cost as of March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$13,811	$13,691
Short-term lease cost (12 months or less)	360	299
Sublease income	(1,960)	(476)
Total lease cost, net	$12,211	$13,514
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company's right to obtain substantially all of economic benefits from use of the respective assets during the lease term.
The Company has subleased certain office facilities under operating lease agreements that expire in 2025. The sublease agreements do not contain any options to renew. The Company recognizes sublease rental income as a reduction in rent expense on a straight-line basis over the lease period.
Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,108	$13,759
As of March 31, 2020, maturities of lease liabilities for (i) the remaining nine months of 2020, (ii) each of the succeeding five years, and (iii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2020 (from April 1, 2020)	$49,581
2021	52,051
2022	46,484
2023	43,429
2024	41,197
2025	22,250
Thereafter	23,743
Total minimum lease payments	278,735
Less imputed interest	(41,320)
Present value of lease liabilities	$237,415
As of March 31, 2020 and December 31, 2019, the weighted-average remaining lease terms and weighted-average discount rates were as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years) — operating leases	5.5	5.5
Weighted-average discount rate — operating leases	6.0%	6.1%

9. OTHER NON-CURRENT ASSETS
Other non-current assets as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred tax assets	$27,487	$20,054
Deferred contract costs	11,648	15,138
Other non-current assets	2,910	3,177
Total other non-current assets	$42,045	$38,369
Deferred contract costs as of March 31, 2020 and December 31, 2019, and changes in deferred contract costs during the three months ended March 31, 2020, were as follows (in thousands):

Three Months Ended March 31, 2020
Balance, beginning of period	$15,138
Add: costs deferred on new contracts	3,226
Less: amortization recorded in sales and marketing expenses	(6,716)
Balance, end of period	$11,648
In accordance with its deferred contract costs accounting policy, the Company performs a quantitative update of the expected customer life at least annually and reviews for any significant change on a quarterly basis based on both qualitative and quantitative factors, including product life cycle attributes and customer retention historical data. The Company performed an updated expected customer life calculation as of March 31, 2020 due to COVID-19, which indicated that the estimated customer life is anticipated to be shorter than previously expected for all components of the deferred contract costs balance.

The Company concluded that the useful lives of deferred contract costs now extend up to 26 months as of March 31, 2020, rather than up to 32 months as of December 31, 2019. The Company recorded this as a change in accounting estimate, with a resulting increase in amortized commission expenses of $3.4 million, which was included as part of amortization recorded in sales and marketing expenses during the three months ended March 31, 2020. This change in accounting estimate resulted in an increase in both basic and diluted net loss per share by $0.05 for the three months ended March 31, 2020.
10. CONTRACT BALANCES
The allowance for doubtful accounts as of March 31, 2020 and 2019 and changes in the allowance for doubtful accounts during the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$7,686	$8,685
Add: provision for doubtful accounts	15,933	4,264
Less: write-offs, net of recoveries	(9,031)	(5,501)
Balance, end of period	$14,588	$7,448
The net increase in the allowance for doubtful accounts in the three months ended March 31, 2020 primarily related to an anticipated increase in customer delinquencies due to the COVID-19 pandemic. In calculating the allowance for doubtful accounts as of March 31, 2020, the Company considered expectations of probable credit losses associated with the COVID-19 pandemic based on observed trends to date in cancellations, observed changes to date in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
As of March 31, 2020, deferred revenue was $3.6 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending June 30, 2020. Changes in deferred revenue during the three months ended March 31, 2020 were as follows (in thousands):

Three Months Ended March 31, 2020
Balance, beginning of period	$4,315
Less: recognition of deferred revenue from beginning balance	(2,974)
Add: net increase in current period contract liabilities	2,296
Balance, end of period	$3,637
No other contract assets or liabilities are recorded on the Company's condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable	$6,144	$6,002
Employee related liabilities	51,043	41,488
Accrued sales and marketing expenses	3,375	2,982
Taxes payable	2,523	3,695
Accrued cost of revenue	1,517	7,208
Other accrued liabilities	10,100	10,958
Total accounts payable and accrued liabilities	$74,702	$72,333

12. COMMITMENTS AND CONTINGENCIES
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
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	March 31, 2020		December 31, 2019
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	71,887,846	200,000,000	71,185,468
Undesignated preferred stock	10,000,000	—	10,000,000	—
Stock Repurchase Program
In July 2017, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. The Company's board of directors authorized the Company to repurchase up to an additional $250.0 million of its outstanding common stock in each of November 2018, February 2019 and January 2020, bringing the total amount of authorized repurchases to $950.0 million as of March 31, 2020, $269.0 million of which remains available. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
The Company did not repurchase any shares during the three months ended March 31, 2020. Pursuant to the restructuring plan announced on April 9, 2020 (the "Restructuring Plan"), the Company has deferred share repurchases under the stock repurchase program indefinitely. See Note 18, "Subsequent Events" for further details on the Restructuring Plan.
During the three months ended March 31, 2019, the Company repurchased on the open market and retired 2,847,226 shares for an aggregate purchase price of $102.1 million. The Company had no treasury stock balance as of March 31, 2019.

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
A summary of stock option activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	6,210,385	$25.10	4.3	$75,805
Granted	86,500	28.94
Exercised	(200,847)	12.87
Canceled	(77,311)	46.89
Outstanding at March 31, 2020	6,018,727	$25.29	4.3	$18,213
Options vested and exercisable at March 31, 2020	5,167,499	$23.33	3.7	$18,213
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $4.2 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.
The weighted-average grant date fair value of options granted was $11.13 and $17.64 per share for the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, total unrecognized compensation costs related to nonvested stock options were approximately $13.9 million, which the Company expects to recognize over a weighted-average time period of 2.4 years.
RSUs
RSUs generally vest over a four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; or (c) ratably on a quarterly basis.
RSUs also include PRSUs, which are subject to both a time-based vesting schedule and either (a) a market condition or (b) the achievement of performance goals. For PRSUs subject to a market condition, the Company recognizes expense from the date of grant. For PRSUs subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved.

For PRSUs subject to a market condition, the shares underlying each PRSU award will be eligible to vest only if the average closing price of the Company's common stock equals or exceeds $45.3125 over any 60-day trading period during the four years following the grant date of February 7, 2019. If this market condition is met, the shares underlying each PRSU award will vest quarterly over four years from the grant date ("Time-Based Vesting Schedule"). Any shares subject to the PRSUs that have met the Time-Based Vesting Schedule at the time the market condition is achieved will fully vest as of such date; thereafter, any remaining nonvested shares subject to the PRSUs will continue vesting solely according to the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date.
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets for the year ending December 31, 2020, and a four-year, quarterly vesting schedule ("2020 Time-Based Vesting Schedule"). The shares subject to this PRSU become eligible to vest once the achievement against the financial targets is known, which will be no later than March 15, 2021. On the quarterly vest date immediately following such determination, the eligible shares, if any, will vest to the extent that the employee has met the 2020 Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the 2020 Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. As of March 31, 2020, the Company determined that it was not probable that these PRSUs will vest and, as a result, did not record any compensation cost during the three months ended March 31, 2020.
As the PRSU activity during the three months ended March 31, 2020 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	7,625,584	$36.51
Granted	2,690,821	35.58
Vested(1)	(840,805)	36.50
Canceled	(448,618)	36.54
Nonvested at March 31, 2020	9,026,982	$36.23
(1) Includes 339,274 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2020 and 2019 was $29.1 million and $31.8 million, respectively. As of March 31, 2020, the Company had approximately $303.9 million of unrecognized stock-based compensation expense related to RSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.9 years.
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
There were no shares purchased by employees under the ESPP in the three months ended March 31, 2020 and 2019. The Company recognized stock-based compensation expense related to the ESPP of $0.8 million and $0.7 million in the three months ended March 31, 2020 and 2019, respectively.

Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$1,043	$1,244
Sales and marketing	7,696	7,687
Product development	17,755	16,075
General and administrative	5,256	6,313
Total stock-based compensation recorded to (loss) income before income taxes	31,750	31,319
Benefit from income taxes	(12,557)	(8,113)
Total stock-based compensation recorded to net (loss) income	$19,193	$23,206
The Company capitalized $2.3 million and $1.8 million of stock-based compensation expense as website development costs in the three months ended March 31, 2020 and 2019, respectively.
14. OTHER INCOME, NET
Other income, net for the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income, net	$2,106	$4,374
Transaction (loss) gain on foreign exchange	(68)	115
Other non-operating income, net	345	202
Other income, net	$2,383	$4,691

15. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The benefit from income taxes for the three months ended March 31, 2020 was $9.4 million, which was due to $9.6 million of U.S. federal, state and foreign income tax benefit, offset by $0.2 million of net discrete tax expense. The benefit from income taxes for the three months ended March 31, 2019 was $0.6 million, which was due to $0.1 million U.S. federal, state and foreign income tax expense, offset by $0.7 million of net discrete tax benefits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes, among other items, provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.
The CARES Act allows losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years and to offset 100% of regular taxable income. Additionally, the CARES Act accelerates the Company’s ability to receive refunds of alternative minimum tax credits generated in prior tax years.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three months ended March 31, 2020, the difference between the effective tax rate and the federal statutory tax rate primarily relates to net operating loss provisions adopted under the CARES Act and tax credits. As of March 31, 2020, the Company anticipates that some of the benefits from net operating losses generated in 2020 can be carried back to tax years with a 35.0% rate and recognizes the benefit in its effective tax rate. For the three months ended March 31, 2019, the difference between the effective tax rate and the federal statutory tax rate primarily relates to tax credits and non-deductible expenses.

As of March 31, 2020, the total amount of gross unrecognized tax benefits was $41.9 million, $18.2 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three months ended March 31, 2020, the Company recorded an immaterial amount of interest and penalties.
As of March 31, 2020, the Company estimates that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $5.5 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to un-remitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Ireland, the United Kingdom and Germany — the tax years subsequent to 2014 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 31, 2020, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by an immaterial amount over the next 12 months.
16. NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net (loss) income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs and, to a lesser extent, purchase rights related to the ESPP.
The following table presents the calculation of basic and diluted net (loss) income per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Basic net (loss) income per share:
Net (loss) income	$(15,503)	$1,365
Shares used in computation:
Weighted-average common shares outstanding	71,548	81,772
Basic net (loss) income per share attributable to common stockholders	$(0.22)	$0.02

	Three Months Ended March 31,
	2020	2019
Diluted net (loss) income per share:
Net (loss) income	$(15,503)	$1,365
Shares used in computation:
Weighted-average common shares outstanding	71,548	81,772
Stock options	—	2,537
Restricted stock units	—	725
Employee stock purchase program	—	53
Number of shares used in diluted calculation	71,548	85,087
Diluted net (loss) income per share attributable to common stockholders	$(0.22)	$0.02

The following stock-based instruments were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	6,019	2,527
Restricted stock units	9,027	3,296
ESPP	243	—

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
Net Revenue
The following table presents the Company’s net revenue by major product line for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net revenue by product:
Advertising	$240,093	$227,033
Transactions	2,639	3,307
Other services	7,169	5,602
Total net revenue	$249,901	$235,942
During the three months ended March 31, 2020 and 2019, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of COVID-19, the Company considered whether there was any impact to the manner in which revenue is recognized, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. There was no change made to the manner in which revenue is recognized as a result of that assessment. In addition, during the three months ended March 31, 2020, the Company offered a number of relief incentives totaling $4.6 million to customers most impacted by COVID-19. These incentives were primarily in the form of waived advertising fees, as well as free advertising and subscription products. The Company has accounted for these incentives as price concessions, and has reduced net revenue recognized accordingly in the three months ended March 31, 2020.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$246,527	$232,712
All other countries	3,374	3,230
Total net revenue	$249,901	$235,942

Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	March 31, 2020	December 31, 2019
United States	$108,634	$109,849
All other countries	1,507	1,100
Total long-lived assets	$110,141	$110,949

18. SUBSEQUENT EVENTS
Restructuring Plan
On April 9, 2020, the Company announced a restructuring plan to help manage the near-term financial impacts of the COVID-19 pandemic (the "Restructuring Plan"). In addition to reductions and deferrals in spending, the Restructuring Plan’s cost-cutting measures included workforce reductions affecting approximately 1,000 employees and furloughs affecting approximately 1,100 additional employees, as well as salary reductions and reduced-hour work weeks. The Company is also deferring share repurchases under its stock repurchase program indefinitely.
The Company expects to incur total pre-tax restructuring and related charges of approximately $4.0 million to $5.0 million during the year ending December 31, 2020 in connection with the employee terminations under the Restructuring Plan, substantially all of which represents future cash expenditures for the payment of severance and related benefits costs. The Company also expects to incur an additional $4.0 million to $5.0 million related to supporting furloughed employees, including certain one-time payments and benefits.
For details on the Restructuring Plan, refer to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2020.
Revolving Credit Facility
On May 5, 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), which provides for a $75.0 million senior unsecured revolving credit facility and a letter of credit sub-limit of $25.0 million. The commitments under the Credit Agreement expire on May 5, 2023. The proceeds of the loans under the Credit Agreement may be used for working capital and general corporate purposes. The Company intends to move its existing letters of credit in aggregate amount of approximately $21.5 million under the Credit Agreement sub-limit; once this transfer is completed, the bank deposits previously used to collateralize the Company's letters of credit will no longer have restrictions on their use and approximately $53.5 million will remain available under the revolving credit facility. There were no loans outstanding under the Credit Agreement as of the filing of this Quarterly Report on Form 10-Q.
RSU Tax Withholding Method
In May 2020, the Company changed the method by which it settles the employee tax liabilities associated with the vesting of RSUs from net share withholding to sell-to-cover. This change will be effective beginning with the Company's standard RSU vesting date for the second quarter, which occurs in May 2020. As a result of this change, the Company will no longer have cash outflows relating to the settlement of tax liabilities associated with employee stock awards. The change will not impact the Company's condensed consolidated income statement.

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
Overview
As a trusted local resource, we deliver significant value to both consumers and businesses by helping each discover and interact with the other. Our unrivaled content helps consumers save time and money. Our advertising and other products help business owners increase their visibility and connect with our large audience of purchase-oriented consumers. Our comprehensive, mobile-first platform offers reservation and waitlist, food-ordering and quote request capabilities, among many other opportunities for consumers to engage with businesses, in addition to the 149.0 million recommended reviews available as of March 31, 2020.
We derive substantially all of our revenue from the sale of advertising products. In the three months ended March 31, 2020, our net revenue was $249.9 million, which represented an increase of 6% from the three months ended March 31, 2019, and we recorded a net loss of $15.5 million and adjusted EBITDA of $16.9 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income (loss), see "Non-GAAP Financial Measures" below.
As we entered 2020, we were continuing to execute on the multi-year business transformation plan we embarked on in 2019, which was designed to drive and sustain profitable long-term growth. By the end of February, we had successfully advanced our strategic initiatives to win in key categories and to capture the multi-location opportunity in particular — in February, revenue from our home & local services category had grown by more than 25%, our other services revenue had grown by 35% and revenue from our multi-location sales channel had grown by 22%, in each case compared to February 2019.
In March, however, consumer behavior began changing dramatically in response to the COVID-19 pandemic and shelter-in-place orders, leading to significant drops in consumer engagement on our platform. As businesses began closing or operating at reduced capacity, we experienced a substantial reduction in non-term advertising budgets in the last two weeks of March, with the largest declines in categories most impacted by physical distancing measures, such as restaurants, beauty and fitness. Net revenue in March 2020 declined by 5% compared to March 2019.
While we have seen early signs that consumer engagement and non-term advertising budgets have stabilized in certain markets beginning in mid-April 2020, we expect that overall the negative trends in these metrics will continue as the impact of the COVID-19 pandemic grows. With the repeated extension of many shelter-in-place orders, the magnitude of the ongoing impact on our revenue is highly uncertain. In addition, our efforts to support local businesses most impacted by the pandemic include waiving advertising fees and providing free products and services, which will further reduce our revenue. As a result of these revenue impacts, we announced a restructuring plan on April 9, 2020 (the "Restructuring Plan") to help manage the near-term financial impacts. In addition to reductions and deferrals in spending, the Restructuring Plan’s cost-cutting measures include workforce reductions affecting approximately 1,000 employees and furloughs affecting approximately 1,100 additional employees, as well as salary reductions and reduced-hour work weeks.
Over the past weeks, we have prioritized — and plan to continue to prioritize — product development efforts to create useful tools to help both local businesses and consumers connect in these uncertain times. For example, we updated our home screen and search rankings to highlight relevant businesses for consumers, such as restaurants offering delivery and those offering essential home services. We also launched a COVID-19 banner alert to allow businesses to notify their customers of important information at the top of their business listing pages and, through our partnership with Grubhub, we enabled a "contact-free" food delivery option for orders placed on Yelp.
As conditions evolve, we expect to reinvest selectively in our business as warranted based on business metrics including traffic, advertising budgets, sales productivity and advertiser retention. In the meantime, we plan to continue operating with flexibility and financial discipline while maintaining a strong liquidity position. In addition to implementing the Restructuring Plan, we sold our holdings of marketable securities, are deferring share repurchases under our stock repurchase program indefinitely and, on May 5, 2020, entered into a three-year $75 million revolving credit facility with Wells Fargo Bank, N.A.

We anticipate that our cost-saving efforts will yield approximately $70 million in reduced expenses in the second quarter of 2020 compared to the first quarter. We expect to incur total pre-tax restructuring and related charges of approximately $4 million to $5 million in connection with employee terminations and $4 million to $5 million of additional expenses related to supporting furloughed employees, for total estimated costs of $8 million to $10 million associated with the Restructuring Plan during the year ending December 31, 2020. Our expenses for the remainder of the year will depend on the timing and extent of the recovery of our business and the economy.
Key Metrics
We regularly review a number of metrics, including the key metrics set forth below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Unless otherwise stated, these metrics do not include metrics for Yelp Reservations, Yelp Waitlist, Yelp WiFi Marketing, or our business owner products.
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

As consumer demand decreases in response to COVID-19 and measures implemented to control its spread, users may interact with fewer local businesses and thus have less firsthand information about them to contribute in reviews and other content on our platform. This effect may be exacerbated by reductions in our community management efforts during the COVID-19 outbreak. As a result, the rate of growth in cumulative reviews may decline during the COVID-19 pandemic.
As of March 31, 2020, approximately 194.7 million reviews were available on business listing pages, including approximately 45.7 million reviews that were not recommended, after 16.1 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands, except percentages):

	As of March 31,		% Change
	2020	2019
Reviews	210,828	184,386	14%
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
As the COVID-19 pandemic negatively impacts consumer demand, we expect our traffic to be negatively impacted in turn, as was the case in March 2020. Due to the uncertainty around COVID-19 and the duration of physical distancing measures and shelter-in-place orders, we expect our traffic to be volatile in the near term, although we are unable to predict the duration or degree of such volatility with any certainty.

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
The following table presents app unique devices for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2020	2019
App Unique Devices	34,650	35,001	(1)%
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
The following table presents our web traffic for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2020	2019
Desktop Unique Visitors	52,252	62,779	(17)%
Mobile Web Unique Visitors	62,702	68,891	(9)%
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
The table set forth below presents the number of active claimed local business locations as of the dates presented (in thousands, except percentages). The March 31, 2019 number has been updated to reflect our current methodology for calculating active claimed local business locations.

	As of March 31,		% Change
	2020	2019
Active Claimed Local Business Locations	5,071	4,467	14%

Paying Advertising Locations
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period.
Although many businesses are closing or operating at limited capacity in response to reduced consumer demand and have been forced to reduce their advertising spending with us as a result, the waived advertising fees and other relief we are offering will offset some of the decrease in paying advertising locations we would otherwise expect due to COVID-19.
The following table presents the number of paying advertising locations during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2020	2019
Paying Advertising Locations	562	529	6%

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from those estimates. Due to the COVID-19 pandemic and the uncertainty of the extent of the impacts, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, the incremental borrowing rate used in adopting the new leasing standard, business combinations, allowance for doubtful accounts, income taxes and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on these and our other significant accounting policies, see Note 1, "Description of Business and Basis for Presentation," of the Notes to Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.

Results of Operations
The following table sets forth our results of operations for the periods indicated and as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2020 or any future period.

	Three Months Ended March 31,
	2020	2019	$ Change	% Change(1)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising	$240,093	$227,033	$13,060	6%
Transactions	2,639	3,307	(668)	(20)%
Other services	7,169	5,602	1,567	28%
Total net revenue	249,901	235,942	13,959	6%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	16,847	14,265	2,582	18%
Sales and marketing	137,297	124,316	12,981	10%
Product development	67,113	58,075	9,038	16%
General and administrative	43,536	31,292	12,244	39%
Depreciation and amortization	12,358	11,876	482	4%
Total costs and expenses	277,151	239,824	37,327	16%
Loss from operations	(27,250)	(3,882)	(23,368)	602%
Other income, net	2,383	4,691	(2,308)	(49)%
(Loss) income before income taxes	(24,867)	809	(25,676)	NM(2)
Benefit from income taxes	(9,364)	(556)	(8,808)	NM(2)
Net (loss) income	$(15,503)	$1,365	$(16,868)	NM(2)
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Percentage change is not meaningful.
Three Months Ended March 31, 2020 and 2019
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
The increase in advertising revenue was primarily due to growth in the number of paying advertiser locations. The growth in paying advertiser locations for local businesses resulted from continued improvements in customer retention through the end of February 2020, which was driven by delivering more value to local customers through the efficiency of our advertising auction system and our ad targeting. The growth in paying advertiser locations for our multi-location businesses resulted from an increase in revenue generated from existing customers, particularly national customers.
The increase in advertising revenue was partially offset by the impact of $4.4 million in relief that we provided to our customers in the three months ended March 31, 2020 in the form of waived advertising fees for businesses most impacted by COVID-19, particularly in the restaurants and nightlife categories.
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

The increase in other services revenue was primarily due to growth in the number of customers purchasing our subscription products, driven by our expanded Yelp Reservations and Yelp Waitlist sales force, as well as higher revenue from our Yelp Knowledge program from new partnerships.
Expected Impacts of COVID-19 on Net Revenue. We expect that necessary physical distancing measures and shelter-in-place orders imposed as a result of COVID-19 will have a significant negative impact on the demand for our services in the form of customer cancellations, paused or reduced spending on our advertising products, and business closures. We have also continued to provide relief to those businesses most impacted by COVID-19 in the three months ending June 30, 2020 in the form of waived advertising fees and free subscription products. As a result of these factors, we expect net revenue for the remainder of 2020 to be lower compared to 2019. The extent and duration of this impact to net revenue is unknown, and net revenue could be further adversely impacted by reduced productivity of our sales force operating in a remote capacity.
Costs and Expenses
Cost of Revenue (exclusive of depreciation and amortization). Our cost of revenue consists primarily of credit card processing fees and website infrastructure expense, which includes website hosting costs and employee costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app, and excludes depreciation and amortization expense. Cost of revenue also includes third-party advertising fulfillment costs.
The increase in cost of revenue was primarily attributable to higher advertising fulfillment costs of $1.6 million, driven by expanded efforts to syndicate advertising budgets on third-party sites, and an increase in website infrastructure expense of $0.7 million due to greater traffic to our website.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission expense and stock-based compensation expense) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated facilities and other supporting overhead costs.
The increase in sales and marketing expenses was primarily attributable to $12.9 million in additional employee costs, primarily driven by higher sales commission expenses as sales team productivity improved, and higher salary costs due to growth in multi-location sales teams headcount. The increase in additional employee costs is also attributable to accelerated amortized commission expenses, which resulted from a change in accounting estimate made to reduce the expected customer life of certain deferred contract costs due to the anticipated impact of COVID-19.
Product Development. Our product development expenses primarily consist of employee costs (including stock-based compensation expense, net of capitalized employee costs associated with capitalized website and internal-use software development) for our engineers, product management and corporate infrastructure employees. In addition, product development expenses include allocated facilities and other supporting overhead costs.
The increase in product development expenses was primarily attributable to $8.2 million of additional employee costs associated with higher headcount, which drove more research and development activities, primarily for new and enhanced business-owner products, and, to a lesser extent, enhancements to the consumer experience.
General and Administrative. Our general and administrative expenses primarily consist of employee costs (including stock-based compensation expense) for our executive, finance, user operations, legal, people operations and other administrative employees. Our general and administrative expenses also include provision for doubtful accounts, consulting costs, as well as facilities and other supporting overhead costs.
The increase in general and administrative expenses was primarily attributable to an increase of $11.7 million in the provision for doubtful accounts resulting from an anticipated increase in customer delinquencies due to the COVID-19 pandemic.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
The increase in depreciation and amortization was primarily attributable to higher depreciation associated with capitalized website and internal use software development costs as we invested in additional features for consumers and business-owner products.
As a result of COVID-19, we assessed our various property, equipment and software asset balances, as well as intangible assets balances, for indicators of impairment as of March 31, 2020 and, where indicators existed, we performed a recoverability test to determine if there was any impairment to the carrying value of those assets. There was no material impairment charge recorded, or any other change to the useful lives of these assets identified as a result of that assessment, during the three months ended March 31, 2020.
Expected Impacts of COVID-19 on Costs and Expenses. We expect costs and expenses to be lower during the three months ended June 30, 2020 compared to the three months ended March 31, 2020, driven by lower employee costs as a result of the Restructuring Plan and the related reduction in headcount announced as a result of COVID-19, particularly for sales and marketing expenses. These reductions will be partially offset by the costs associated with the Restructuring Plan during the three months ended June 30, 2020. The impact to costs and expenses beyond the three months ending June 30, 2020 is currently unknown, and will depend on, among other things, the timing of the easing of shelter-in-place restrictions, and the pace of economic recovery following that, particularly for local businesses.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, realized gains and losses from the sales of marketable securities, and foreign exchange gains and losses.
The decrease in other income was primarily due to lower rates of interest earned on marketable investments as well as a decrease in cash held in interest bearing accounts as a result of share repurchases made during 2019 pursuant to our stock repurchase program.
In March 2020, we changed our investment strategy for marketable securities in order to preserve liquidity as a result of the uncertainty regarding the duration and extent of the impact of COVID-19 on our business. As a result, we reduced our holdings of marketable securities in favor of money market funds, which offer a lower rate of interest (for more information on this change, see "Liquidity and Capital Resources" below). We expect other income, net, to be lower for the remainder of 2020 compared to 2019 as a result of this change.
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
The increase in the benefit from income taxes was primarily due to year-to-date pre-tax losses and benefits from net operating loss carrybacks to 35.0% tax years permitted under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act was enacted on March 27, 2020 in response to the COVID-19 pandemic. See Note 15, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
As of December 31, 2019, we had approximately $20.1 million in net deferred tax assets ("DTAs"). At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period in which we recognize the allowance and materially adversely affect our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
Non-GAAP Financial Measures
Our condensed consolidated financial statements are prepared in accordance with GAAP. However, we have also disclosed below EBITDA and adjusted EBITDA, which are non-GAAP financial measures. We have included EBITDA and adjusted EBITDA because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating EBITDA and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Accordingly, we believe that EBITDA and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.
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
The following is a reconciliation of net (loss) income to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation of Net (Loss) Income to EBITDA and adjusted EBITDA:
Net (loss) income	$(15,503)	$1,365
Benefit from income taxes	(9,364)	(556)
Other income, net	(2,383)	(4,691)
Depreciation and amortization	12,358	11,876
EBITDA	(14,892)	7,994
Stock-based compensation	31,750	31,319
Adjusted EBITDA	$16,858	$39,313

Liquidity and Capital Resources
As of March 31, 2020, we had cash and cash equivalents of $364.6 million, and marketable securities of $126.1 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of March 31, 2020 was $8.3 million. We did not have any outstanding bank loans or credit facilities in place as of March 31, 2020.
Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e., rated ‘A+’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012 and our follow-on offering in October 2013, cash generated from operations, and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the 2012 Employee Stock Purchase Plan, as amended ("ESPP"), as well as proceeds from our sale of Eat24 to Grubhub in October 2017.

In March 2020, we changed our investment strategy regarding marketable securities in response to COVID-19 in order to preserve liquidity. Prior to the COVID-19 pandemic, we had the ability and intent to hold these marketable securities to maturity, and, as a result, a held-to-maturity classification was deemed appropriate on our condensed consolidated balance sheet. However, in response to COVID-19 and the uncertainty regarding the duration and extent of impact on our business, we decided that we needed more flexibility in managing our liquidity, which resulted in a change to an available-for-sale classification. While our investment policy requires securities to be investment grade and our marketable securities are highly rated as a result, we decided to actively reduce our limited risk exposure of principle loss from these marketable securities and move the proceeds into money market funds.
As a result, subsequent to the change in classification, we sold $135.2 million of marketable securities in March 2020 and reinvested those proceeds along with $65.0 million from maturities and redemptions into money market funds. We continued this approach April 2020, when we sold an additional $128.4 million of marketable securities and an additional $8.0 million reached maturity, with all of these proceeds reinvested into money market funds. We recorded an immaterial gain as a result of the sale of investments for the portion sold in March 2020, which is recorded to other income, net, on the condensed consolidated income statements during the three months ended March 31, 2020. See Note 4, "Marketable Securities" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on this change in classification.
In April 2020, we implemented a Restructuring Plan to reduce our operating costs and manage the near-term financial impact of COVID-19, which we expect will reduce our future capital requirements. In May 2020, we changed the method by which we settle the employee tax liabilities associated with the vesting of RSUs from net share withholding to sell-to-cover. This change will be effective beginning with our standard RSU vesting date for the second quarter, which occurs in May 2020. As a result of this change, we will no longer have cash outflows in order to settle tax liabilities associated with employee stock awards; instead, the vested shares that we previously withheld will be issued and sold to cover these tax liabilities.
On May 5, 2020, we entered into a Credit Agreement with Wells Fargo Bank, N.A. (the "Credit Agreement"), which provides for a $75.0 million senior unsecured revolving credit facility and a letter of credit sub-limit of $25.0 million. We intend to move our existing letters of credit in aggregate amount of approximately $21.5 million under the Credit Agreement sub-limit; once this transfer is completed, the bank deposits previously used to collateralize our letters of credit will no longer have restrictions on their use and approximately $53.5 million will remain available under the revolving credit facility. The credit facility will provide us with to access backup liquidity to fund working capital and for other capital requirements, as needed. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to COVID-19.

The Credit Agreement includes a minimum liquidity covenant that requires us to maintain at least $300 million of cash, cash equivalents, marketable securities and funds available under the revolving credit facility at all times until the earlier of (a) March 31, 2021 or (b) our adjusted EBITDA meets a minimum level. After such time, the Credit Agreement requires us to comply with a maximum consolidated leverage ratio and minimum consolidated interest coverage ratio. The Credit Agreement also contains customary limitations on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our property; make investments; or pay dividends, make distributions or repurchase shares, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods).
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" included under Part II, Item 1A in this Quarterly Report. We believe that, as a result of the steps we have taken in response to COVID-19, our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our working capital requirements for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be materially different and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings in the next 12 months to respond to business challenges associated with COVID-19 or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies. The cost of capital associated with any additional funds sought in the future might be adversely impacted by the extent and duration of the impact of COVID-19 on our business.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$40,786	$41,029
Net cash provided by investing activities	163,219	35,154
Net cash used in financing activities	(8,929)	(113,478)
Operating Activities. Cash provided by operating activities during the three months ended March 31, 2020 decreased as compared to the prior-year comparable period primarily due to higher cash paid to employees and vendors, partially offset by an increase in cash received from customers driven by higher revenues.

Investing Activities. Cash provided by investing activities during the three months ended March 31, 2020 increased as compared to the prior-year comparable period primarily due to an increase in the sale and maturities of marketable securities. The increase in cash from marketable securities in the current period reflected our change in strategy to preserve liquidity as a result of the uncertainties of COVID-19.

Financing Activities. Cash used in financing activities during the three months ended March 31, 2020 decreased as compared to the prior-year comparable period primarily due to a decrease in repurchases of common stock pursuant to our stock repurchase program.
Stock Repurchase Program
In July 2017, our board of directors authorized the repurchase of $200 million of our outstanding common stock. In each of November 2018, February 2019 and January 2020, our board of directors authorized us to repurchase up to an additional $250 million of our outstanding common stock, bringing the total amount of repurchases authorized under our stock repurchase program to $950 million, of which approximately $269 million remains available.
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
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. We did not repurchase any shares during the three months ended March 31, 2020. During the three months ended March 31, 2019, we repurchased on the open market 2.8 million shares for an aggregate purchase price of $102.1 million.
Pursuant to the Restructuring Plan announced on April 9, 2020, we are deferring share repurchases under our stock repurchase program indefinitely and did not repurchase any shares between the end of the first quarter and May 1, 2020.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission ("SEC") under the Securities Act.
Contractual Obligations
There have been no material changes to our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020 and amended on April 29, 2020 (our "Annual Report").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate, foreign exchange risks and inflation, and have not changed materially from the market risks we were exposed to in the year ended December 31, 2019.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our Annual Report.
Risks Related to Our Business and Industry
*The COVID-19 pandemic has had, and we expect it to continue to have, a significant adverse impact on our business and results of operations, and also exposes our business to other risks.
In early March 2020, COVID-19 — the disease caused by a novel strain of the coronavirus — was declared a global pandemic by the World Health Organization. Governments and municipalities around the world, including in the United States, have implemented extensive measures in an effort to control the spread of COVID-19, including travel restrictions, limitations on business activity, quarantines and shelter-in-place orders. These measures have had, and are continuing to have, significant macroeconomic impacts and have been particularly challenging for the small and medium-sized businesses ("SMBs") on which we rely. These circumstances are having a significant and ongoing adverse impact on our business and results of operations in turn; in the final two weeks of the first quarter of 2020, we began experiencing significant drops in consumer engagement on our platform as well as a significant reduction in the demand for our advertising products. As the pandemic continues, our business is exposed to a variety of risks, including:
•further reductions in demand for our products, lower retention rates, and increased challenges in or cost of acquiring new customers;
•reductions in cash flows from operations and liquidity, which impacts our capital allocation strategy in turn;
•setbacks on our progress on our strategic initiatives as we reallocate resources to responding to the pandemic;
•reductions in traffic, engagement, and the quantity and quality of the content provided by our users;
•increased fluctuation in our operating results and volatility and uncertainty in our financial projections;
•inefficiencies, delays and disruptions in our business due to the illness of key employees or a significant portion of our workforce;
•impairment charges;
•additional restructuring charges; and
•operational difficulties due to adverse effects of COVID-19 on our third-party service providers and strategic partners.
In light of the uncertainty and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees and the communities in which we operate, such as migrating our workforce to work from home. In addition, we implemented the Restructuring Plan to help manage the near-term impact of the pandemic on our business, cost-cutting measures include workforce reductions, furloughs and reduced-hour work weeks. Although we continue to monitor the situation and adjust our current policies as more information and public health guidance become available, our efforts to mitigate the impact of the outbreak on our business may not be effective and may exacerbate the direct impact of the pandemic by creating new operational challenges, such as:
•difficulties resulting from our personnel working remotely, such as reduced workforce productivity, and increased employee costs to support remote working while continuing to rent office space that goes unused;
•reduced ability to retain or hire key roles; and
•increased risk of privacy and cybersecurity breaches from increased remote working.
If we are not able to respond and manage the potential impact of such events effectively, they could further harm our business and results of operations.
It is not possible for us to estimate the duration or magnitude of the adverse results of the pandemic and its effects on our business, results of operations or financial condition at this time as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 outbreak has subsided, health measures taken by governments and private industry in response to the pandemic may have a long-term adverse effect on the economy, and any protracted economic downturn would have significant negative effects on our business.
Further, as the COVID-19 pandemic and response are unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider to present significant risks to our operations. It may also have the effect of heightening many of the other risks described in these Risk Factors.
*We generate substantially all of our revenue from advertising. If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.
In order to maintain and expand our advertiser base, we must convince existing and prospective advertisers alike that our advertising products offer them a material benefit and generate a competitive return relative to other alternatives. Adverse macroeconomic conditions such as the current economic downturn caused by COVID-19 may make this more difficult, particularly when such macroeconomic conditions disproportionately affect the SMBs on which we rely, as has been the case with the economic impact of COVID-19. Even among businesses not affected by mandatory closures in connection with the COVID-19 pandemic, many are closing or operating at limited capacity in response to reduced consumer demand and have been forced to reduce their advertising spending with us as a result. This reduction in demand for our products has already had, and continues to have, a significant adverse impact on our business and revenue; we expect that our business would continue to be significantly adversely affected for the duration of any recessionary period or protracted economic downturn even after the COVID-19 pandemic has subsided.
Advertisers will not advertise with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver compelling ad products in an effective manner, or if we do not provide accurate, easy-to-use analytics and measurement solutions that demonstrate the effectiveness and value of our products. As is typical in our industry, our advertisers generally do not have long-term obligations to purchase our products; in fact, a substantial portion of our advertisers have the ability to cancel their ad campaigns at any time without penalty. As a result, any decrease in customer satisfaction, economic downturn (including as a result of COVID-19) or other change negatively affecting our ability to retain advertisers may have an earlier and more concentrated effect on our results going forward than prior to our transition to non-term contracts, when our multi-month advertising contracts imposed a fee for early cancellations. If we are unable to quickly and effectively respond to such developments, our ability to maintain and expand our advertiser base will be harmed. In addition, the negative impact of attrition on our financial results may be greater with respect to advertisers who are billed in arrears, as the vast majority of our advertisers now are, if they fail to make payment on ads that have already been delivered.
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
◦our sales force's ability to connect with potential customers' key decision makers, which may be harmed if such decision makers, their telecommunications carriers or their mobile operating systems increase their use of call blocking technologies, or decision makers answer their phones less frequently to avoid, for example, calls from unknown numbers, telemarketing calls, calls from political campaigns and other solicitations; and
◦catastrophic occurrences, such as earthquakes or fires, and major public health crises such as COVID-19 that negatively impact the productivity of our sales force;
•the degree to which businesses choose to reach users through our free products in lieu of our paid products and services; and
•the auction mechanism that determines the pricing of our CPC ads, which depends, in part, on competition among advertisers and so can result in higher prices for ads in categories that receive lower levels of traffic. Such prices reduce our competitiveness and we may not be able to retain advertisers who frequently encounter them.
Any of these or other factors could result in a reduction in demand for our products, which may reduce the prices we are able to charge, either of which would negatively affect our revenue and operating results.
*Our strategy to grow our business may not be successful and may expose us to additional risks.
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
The COVID-19 pandemic and measures implemented to control its spread further complicate our efforts to execute on our strategic initiatives. In addition to diverting resources and management attention away from the implementation of our strategy, their impact may undermine certain aspects of our business on which our current strategy is based. For example, our strategic initiative to win in our key categories of restaurants and home & local services is premised on the traffic dynamic between those and similar categories: categories that include businesses that consumers interact with frequently, such as restaurants, drive traffic to categories such as home & local services that consumers interact with less frequently, but that support higher CPC ad prices and drive more revenue. However, many typically high-traffic categories — such as restaurants, beauty and fitness — have been the most impacted by the pandemic and shelter-in-place orders. If COVID-19 causes a prolonged disruption to this traffic dynamic, we may need to increase our marketing spend to acquire additional traffic, which may prevent us from realizing the benefits of this strategy.
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
Our employee operations are complex and place substantial demands on management and our operational infrastructure. These operations may be negatively affected by a range of external factors that are not within our control, including catastrophic events, such as earthquakes or fires, and public health crises, such as the COVID-19 outbreak. Such factors may have a substantial impact on employee attendance or productivity, and the extent and duration of their impact are typically uncertain. For example, our rapid and broad-based shift to a remote working environment in connection with the COVID-19 pandemic has added to the complexity of our employee operations by creating productivity, connectivity and oversight challenges. Addressing these challenges could adversely affect our company culture and will require the attention of our executive team and other key employees, which could adversely affect our business. It is unclear when a return to our offices would be permitted or advisable, or what restrictions might be in place upon return. Similarly, we may experience inefficiencies, delays or disruptions in our business if any of our key employees or a significant portion of our workforce becomes ill due to COVID-19. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
To execute on our growth strategy, we will need to continue to increase the productivity of our current employees, many of whom have been with us for fewer than two years, and hire, train and manage new employees. In particular, we intend to resume making substantial investments in our engineering, sales and marketing organizations as soon as we are able given our current resource constraints. As a result, we will have to effectively integrate, develop and motivate a large number of new employees while maintaining the beneficial aspects of our company culture.
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
We may also need to improve our operational, financial and management systems and processes to support our large workforce, which may require significant capital expenditures and allocation of valuable management and employee resources, as well as subject us to the risk of over-expanding our operating infrastructure. For example, it can be difficult to train thousands of sales employees across multiple offices according to the same business standards, practices and laws, and we have been the subject of lawsuits alleging that we have failed to do so. For example, we were the subject of a lawsuit alleging that our sales force does not properly disclose that calls may be monitored or recorded for quality assurance. If we fail to scale our operations successfully and increase productivity, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.
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
We derive a substantial majority of our revenue based on our users' engagement with the ads that we display. Because traffic to our platform and user engagement on our platform together determine the number of ads we are able to show, affect the value of those ads to businesses and support the content creation that drives further traffic, our ability to attract, retain and engage visitors on our platform is critical to our business and financial success. A number of factors could adversely affect our traffic and user engagement, including, but not limited to:
•adverse macroeconomic conditions, including as a result of the COVID-19 pandemic, and their negative impact on consumer spending at local businesses;
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
We expect our traffic to be volatile in the near term as a result of the COVID-19 pandemic, although we are unable to predict the duration or degree of such volatility with any certainty. We further anticipate that our traffic growth rate will continue to slow over the medium and long term, and potentially decrease in certain periods due to the maturation of our business and our high penetration rates in most major geographic markets within the United States and Canada. As our traffic growth rate slows, our business and financial performance will become increasingly dependent on our ability to increase levels of user engagement with our platform and the ads that we display.
*If we fail to generate, maintain and recommend sufficient content from our users that consumers find relevant, helpful and reliable, our traffic and revenue will be negatively affected.
Our success depends on our ability to attract consumer traffic with valuable content, which in turn depends on the quantity and quality of the content provided by our users, as well as consumer perceptions of the relevance, helpfulness and reliability of that content. We may be unable to provide consumers with valuable information if our users do not contribute sufficient content or if our users remove content they previously submitted. For example, as consumer demand decreases in response to COVID-19 and measures implemented to control its spread, users may interact with fewer local businesses and thus have less firsthand information about them to contribute in reviews, ratings, tips and other content on our platform. This effect may be exacerbated by reductions in our community management efforts during the COVID-19 outbreak. Users may also be unwilling to contribute content as a result of concerns that they may be harassed or sued by the businesses they review, instances of which have occurred in the past and may occur again in the future.
Consumers also may not find the content on our platform to be valuable if they do not perceive it as relevant, helpful or reliable. For example, information about the operations of many local businesses — such as hours of operation and services offered — has been subject to frequent change during the COVID-19 outbreak, making it difficult to ensure the information on business listing pages is accurate and up-to-date. Similarly, we do not phase out or remove dated reviews, and consumers may view older reviews as less relevant or reliable than more recent reviews. If the high concentration of reviews in our restaurants and shopping categories creates a perception that our platform is primarily limited to these categories, consumers may not believe that we can provide them with helpful information about businesses in other categories and seek that information elsewhere.
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
Our industry is rapidly evolving and intensely competitive; our ability to compete successfully and increase our revenue depends on our ability to continue to deliver innovative, relevant and useful products to our customers in a timely manner. As a result, we have invested, and expect to continue to invest, significant resources in developing products and services to drive traffic to our platform and engage our users. However, our ability to make such investments may be harmed due to financial constraints and staffing limitations resulting from the impact of COVID-19 on our business, which may result in delays in planned product development or releases.
Our product development efforts may include significant changes to our existing products or new products that are unproven or that are outside of our historical core business, such as our investments in Yelp Reservations and Yelp Waitlist. Such investments may not prioritize short-term financial results and may involve significant risks and uncertainties, including distracting management and disrupting our current operations. We cannot assure you that any resulting new or enhanced products and services will engage users and advertisers, particularly as the needs of both are evolving as a result of COVID-19 and measures to control its spread; we may not be able to develop sufficient features and functionality or adapt our products and platform quickly enough to address their changing needs. We may fail to generate sufficient revenue, operating margin or other value to justify our investments in such products, thereby harming our ability to generate revenue directly and, with respect to investments in products outside of our core business, indirectly as a result of foregoing the opportunity for higher investment in our advertising business, in other product lines and other initiatives.
*We face intense competition in rapidly evolving markets, and expect competition to increase in the future.
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies and market entrants. We face competition for users, content, and advertising and other customers, including from: online search engines and directories; traditional, offline business guides and directories; online and offline providers of consumer ratings, reviews and referrals; providers of online marketing and tools for managing and optimizing advertising campaigns; various forms of traditional offline advertising; restaurant reservation and seating tools; food ordering and delivery services; and home and/or local services-related platforms and offerings. Competition in the market for users and content as well as the advertising market may also intensify in the short- and medium-term due to the COVID-19 pandemic as consumer demand decreases, leading to lower levels of content contribution and user engagement, and businesses reduce their spending on advertising in turn.
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
In addition, we exercise limited control over our third-party partners and vendors, which makes us vulnerable to any errors, interruptions or delays in their operations. If these third parties experience any service disruptions, financial distress or other business disruption, or difficulties meeting our requirements or standards — including as a result of the COVID-19 pandemic — it could make it difficult for us to operate some aspects of our business. For example, we rely on a single supplier to process payments of all transactions made through Yelp. Any disruption or problems with this supplier or its services could have an adverse effect on our reputation, results of operations and financial results. Similarly, the actions of our partners may affect our brand if users or customers do not have a positive experience interacting with or through them. For example, if advertisers do not have a positive experience purchasing our advertising products through our resale partners, such as Thryv, or the agency participants in our Yelp Ads Certified Partners Program, they may not continue advertising with us, which would negatively affect our revenue and operating results. Although such partners are contractually obligated to observe certain standards and best practices while selling our advertising products, our ability to ensure their compliance is limited. Any disagreements or disputes with these or other partners about our respective contractual obligations — which we have had in the past and may have again from time to time in the future — could result in legal proceedings or negatively affect our brand and reputation.
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
Our future also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, which may be more challenging as a result of the workforce reduction, furloughs and salary reductions we implemented as part of our Restructuring Plan. For example, we may have difficulty recruiting or retaining such personnel as a result of a perceived risk of future workforce and expense reductions, or because their reduced salaries — though intended to be temporary — are no longer competitive. Furloughed employees may also find alternative employment before we are able to return them to full-time positions. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring and retaining such personnel, particularly in the San Francisco Bay Area, where our headquarters is located and where the cost of living is high. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention; as a result, we may incur significant costs to attract them before we can validate their productivity. The financial constraints we face as a result of COVID-19 as well as the reduced capacity of our recruiting team following the implementation of our Restructuring Plan may also harm our competitiveness in these talent markets. Despite these current cash constraints, the incentives to attract, retain and motivate employees provided by our equity awards may not be as effective as in the past due to the maturity of our company, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. Volatility in the price of our common stock may also make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as employee morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.
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
We rely heavily on Internet search engines, such as Google, to drive traffic to our platform through their unpaid search results and on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. Although search results and application marketplaces have allowed us to attract a large audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our platform, we may need to increase our marketing spend to acquire additional traffic. For example, we saw substantial decreases in traffic to our restaurants category over the course of

March 2020 as a result of changes in consumer behavior brought on by the COVID-19 pandemic. We rely on categories like restaurants that attract high levels of search engine and other traffic to drive traffic to categories that consumers interact with less frequently, such as home & local services, that support higher CPC ad prices. If this traffic pattern is disrupted as a result of COVID-19 or otherwise, we may be forced to decrease our reliance on organic traffic and incur traffic acquisition costs. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and any increase in marketing expense may in turn harm our operating results.
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
Risks Related to Our Technology and Intellectual Property
*Our business is dependent on the uninterrupted and proper operation of our technology and network infrastructure. Any significant disruption in our service could damage our reputation, result in a potential loss of users and engagement and adversely affect our results of operations.
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
We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology in a cost-effective manner, while at the same time maintaining the reliability and integrity of our systems and infrastructure, our business and operating results may be harmed. Our business may be similarly harmed if we delay such upgrades and developments as a result of, for example, cost-cutting initiatives implemented in response to COVID-19.
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
Computer viruses, break-ins, malware, social engineering (particularly spear phishing attacks), attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and are expected to occur periodically on our systems in the future. The changes in our work environment as a result of the COVID-19 pandemic could impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. We may also be subject to increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on the pandemic as a method for targeting our personnel.
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
Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:
•the impact of macroeconomic conditions, including the economic downturn caused by the COVID-19 pandemic, as well as the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;
•changes in advertiser budgets or their ability to pay for our products, including due to the impact of COVID-19;
•changes in consumer behavior with respect to local businesses, including as a result of COVID-19;
•changes in the products we offer, such as our transition to selling our local advertising products pursuant to non-term contracts, and the market acceptance of those products and online advertising solutions generally;
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
Our revenue has also been negatively impacted as businesses reduce their advertising spending as a result of COVID-19 closures or restrictions; with the repeated extension of many shelter-in-place orders, the magnitude of this ongoing impact on our revenue is highly uncertain. Our efforts to support local businesses most impacted by the pandemic include waiving advertising fees and providing free products and services, which will further reduce our revenue. At the same time, our expenses are primarily fixed and it may be difficult for us to decrease them in the short term beyond the reductions provided in the Restructuring Plan. We may also choose not to significantly reduce them with a view to supporting the business and taking advantage of investment opportunities when the pandemic subsides and the economic recovery begins, as we have done with our continued investments in our National sales and product and engineering groups. While we believe that our efforts to reposition our cost base to mitigate the financial impacts of the crisis will allow us to weather the pandemic under a range of scenarios, we may not be correct and, if recent trends persist for a significant period of time, we may not be able to generate sufficient revenue to regain profitability.
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
We have a limited operating history at the current scale of our business in an evolving industry that may not develop as expected, if at all. As a result, our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry, which we may not be able to address successfully. These risks and difficulties include numerous factors, many of which we are unable to predict or are outside of our control, such as our ability to, among other things:
•attract and retain new advertising clients, many of which may have limited or no online advertising experience, which may become more difficult as businesses are forced to reduce advertising spending as a result of COVID-19 closures or restrictions;
•increase the number of users of our website and mobile app and the number of reviews and other content on our platform;
•forecast revenue and adjusted EBITDA accurately, as well as appropriately estimate and plan our expenses, which are made more difficult due to the uncertainty resulting from COVID-19;
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
*If we default on our credit obligations, our business, revenue and financial results could be harmed.
Our revolving credit facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations. It contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, incur liens, engage in transactions with affiliates, merge or consolidate with other companies, sell material businesses or assets, or license or transfer certain of our intellectual property. We are also required to maintain certain financial covenants, including a liquidity covenant. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
If we fail to comply with the covenants under the revolving credit facility, Wells Fargo would have a right to, among other things, terminate the commitments to provide additional loans under the facility, declare all outstanding loans and accrued interest and fees to be due and payable and require us to post cash collateral to be held as security for any reimbursement obligations in respect of any outstanding letters of credit issued under the facility. If any remedies under the facility were exercised, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, operations and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.
Additionally, our revolving credit facility utilizes LIBOR or various alternative methods set forth in our revolving credit facility to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021. If a published U.S. dollar LIBOR rate is unavailable, the interest rates on our debt indexed to LIBOR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than the current form, which could have a material adverse effect on our financing costs.
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
*If our goodwill or intangible assets become impaired, we may be required to record a significant charge to our statements of operations.
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
For example, we performed an impairment test after identifying indicators of impairment during the first quarter of 2020 as a result of COVID-19. While we ultimately recorded only an immaterial impairment charge related to intangible assets as a result of this test, any further adverse changes in our business environment, stock price, market capitalization and future cash flow projections could result in additional impairment charges to our intangible assets or goodwill, particularly if such change impacts any of our critical assumptions or estimates, and may have a negative impact on our financial position and operating results.
*We may require additional capital to support business growth, and such capital might not be available on acceptable terms, if at all.
We intend to continue to invest in our business and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to secure additional funds. In addition, the COVID-19 pandemic has resulted in high levels of uncertainty with respect to access to financing and volatility in financial markets. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.
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
For example, the U.S. Tax Cuts and Jobs Act ("Tax Act"), which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Although we have concluded that the Tax Act had an immaterial net impact on our financial statements, we expect further guidance may be forthcoming from the Financial Accounting Standards Board and the SEC, as well as regulations, interpretations and rulings from federal and state agencies, which could impact our consolidated financial statements.
More recently, as a result of the COVID-19 global pandemic, the CARES Act was signed into law on March 27, 2020. The CARES Act includes, among other items, provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are currently evaluating the impact of the CARES Act and expect additional regulations, interpretations and rulings may be forthcoming that could further impact our consolidated financial statements. In addition, legislatures and taxing authorities in jurisdictions in which we operate may propose additional changes to their tax rules in response to COVID-19. The impact of these potential new rules on us, our long-term tax planning and our effective tax rate could be material.
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
It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies). Similarly, our business could be adversely affected if new legislation or regulations are adopted that require us to change our current practices or the design of our platform, products or features. For example, regulatory frameworks for privacy issues are currently in flux worldwide, and are likely to remain so for the foreseeable future due to increased public scrutiny of the practices of companies offering online services with respect to personal information of their users. The U.S. government, including the Federal Trade Commission and the Department of Commerce, and many state governments are reviewing the need for greater regulation of the collection, processing, storage and use of information about consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In April 2016, the European Commission approved a new safe harbor program, the E.U.-U.S. Privacy Shield, covering the transfer of personal data from the European Union to the United States, a new general data protection regulation took effect in the European Union in May 2018, each of which may be subject to varying interpretations and evolving practices that would create uncertainty for us. Similarly, the California Consumer Privacy Act ("CCPA"), which became effective in January 2020, created new data privacy rights for users and it remains unclear how this legislation will be interpreted. Changes like these could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue. For example, if privacy legislation negatively impacts our ability to measure the effectiveness of our products, such as our ability to offer store-level attribution through integrations with third-party data partners, our ability to maintain and expand our base of advertisers will be harmed.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:
•the short- and long-term impacts of the COVID-19 pandemic, as well as the timing and pace of the recovery;
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
Furthermore, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In some cases, these fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, in January 2018, we and certain of our officers were sued in a putative class action lawsuit alleging violations of the federal securities laws for allegedly making materially false and misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business.
*We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
Since we implemented our stock repurchase program in July 2017, our board of directors has authorized the repurchase of up to an aggregate of $950 million of our common stock, of which $269 million remains available and which does not have an expiration date. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares, and we have decided to defer repurchases indefinitely to preserve liquidity in light of the negative impact of COVID-19 on our revenue growth and cash flows from operations. In addition, the terms of the Credit Agreement impose limitations on our ability to repurchase shares during the term of our revolving credit facility.
In the event we resume repurchases under this program, we cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents, and marketable securities.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 31, 2020, we had 71,887,846 shares of common stock outstanding.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc.	8-A/A	001-35444	3.2	9/23/2016
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	2/13/2019
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1	Executive Severance Benefit Plan, as amended.	10-K	001-35444	10.9	2/28/2020
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

YELP INC.
Date:	May 8, 2020	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)