Form 10-Q
period 2020-06-30
YELP INC
filed 2020-08-10
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of July 31, 2020, there were 73,132,105 shares issued and outstanding of the registrant’s common stock, par value $0.000001 per share.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$525,693	$170,281
Short-term marketable securities	—	242,000
Accounts receivable (net of allowance for doubtful accounts of $11,707 and $7,686 at June 30, 2020 and December 31, 2019, respectively)	72,025	106,832
Prepaid expenses and other current assets	19,675	14,196
Total current assets	617,393	533,309
Long-term marketable securities	—	53,499
Property, equipment and software, net	106,732	110,949
Operating lease right-of-use assets	188,266	197,866
Goodwill	104,796	104,589
Intangibles, net	8,733	10,082
Restricted cash	910	22,037
Other non-current assets	46,655	38,369
Total assets	$1,073,485	$1,070,700
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$60,206	$72,333
Operating lease liabilities — current	56,406	57,507
Deferred revenue	3,918	4,315
Total current liabilities	120,530	134,155
Operating lease liabilities — long-term	164,537	174,756
Other long-term liabilities	7,098	6,798
Total liabilities	292,165	315,709
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value, 200,000,000 shares authorized – 73,121,229 and 71,185,468 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,325,745	1,259,803
Accumulated other comprehensive loss	(11,845)	(11,759)
Accumulated deficit	(532,580)	(493,053)
Total stockholders' equity	781,320	754,991
Total liabilities and stockholders' equity	$1,073,485	$1,070,700

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$169,030	$246,955	$418,931	$482,897
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,825	14,975	28,672	29,240
Sales and marketing	96,289	122,045	233,586	246,361
Product development	53,969	54,566	121,082	112,641
General and administrative	26,402	30,932	69,938	62,224
Depreciation and amortization	12,582	12,240	24,940	24,116
Restructuring	3,312	—	3,312	—
Total costs and expenses	204,379	234,758	481,530	474,582
(Loss) income from operations	(35,349)	12,197	(62,599)	8,315
Other income, net	495	3,891	2,878	8,582
(Loss) income before income taxes	(34,854)	16,088	(59,721)	16,897
(Benefit from) provision for income taxes	(10,864)	3,785	(20,228)	3,229
Net (loss) income attributable to common stockholders	$(23,990)	$12,303	$(39,493)	$13,668
Net (loss) income per share attributable to common stockholders
Basic	$(0.33)	$0.16	$(0.55)	$0.17
Diluted	$(0.33)	$0.16	$(0.55)	$0.17
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders
Basic	72,413	75,601	71,980	78,620
Diluted	72,413	78,530	71,980	81,742

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(23,990)	$12,303	$(39,493)	$13,668
Other comprehensive income (loss):
Foreign currency translation adjustments	1,018	569	(86)	(142)
Other comprehensive income (loss)	1,018	569	(86)	(142)
Comprehensive (loss) income	$(22,972)	$12,872	$(39,579)	$13,526

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2020
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of March 31, 2019	79,689,829	$—	$1,160,254	$—	$(11,732)	$(153,684)	$994,838
Issuance of common stock upon exercises of employee stock options	123,174	—	2,516	—	—	—	2,516
Issuance of common stock upon vesting of restricted stock units ("RSUs")	493,477	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	288,529	—	7,537	—	—	—	7,537
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	34,196	—	—	—	34,196
Shares withheld related to net share settlement of equity awards	—	—	(10,017)	—	—	—	(10,017)
Repurchases of common stock	—	—	—	(295,487)	—	—	(295,487)
Retirement of common stock	(8,663,220)	—	—	289,535	—	(289,535)	—
Foreign currency adjustments	—	—	—	—	569	—	569
Net income	—	—	—	—	—	12,303	12,303
Balance as of June 30, 2019	71,931,789	$—	$1,194,486	$(5,952)	$(11,163)	$(430,916)	$746,455

Balance as of March 31, 2020	71,887,846	$—	$1,283,885	$—	$(12,863)	$(508,590)	$762,432
Issuance of common stock upon exercises of employee stock options	21,510	—	209	—	—	—	209
Issuance of common stock upon vesting of RSUs	778,176	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	433,697	—	8,014	—	—	—	8,014
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	33,637	—	—	—	33,637
Foreign currency adjustments	—	—	—	—	1,018	—	1,018
Net loss	—	—	—	—	—	(23,990)	(23,990)
Balance as of June 30, 2020	73,121,229	$—	$1,325,745	$—	$(11,845)	$(532,580)	$781,320

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2020
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of December 31, 2018	81,996,839	$—	$1,139,462	$—	$(11,021)	$(52,923)	$1,075,518
Issuance of common stock upon exercises of employee stock options	173,956	—	3,661	—	—	—	3,661
Issuance of common stock upon vesting of RSUs	982,911	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	288,529	—	7,537	—	—	—	7,537
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	66,670	—	—	—	66,670
Shares withheld related to net share settlement of equity awards	—	—	(22,844)	—	—	—	(22,844)
Repurchases of common stock	—	—	—	(397,613)	—	—	(397,613)
Retirement of common stock	(11,510,446)	—	—	391,661	—	(391,661)	—
Foreign currency adjustments	—	—	—	—	(142)	—	(142)
Net income	—	—	—	—	—	13,668	13,668
Balance as of June 30, 2019	71,931,789	$—	$1,194,486	$(5,952)	$(11,163)	$(430,916)	$746,455

Balance as of December 31, 2019	71,185,468	$—	$1,259,803	$—	$(11,759)	$(493,053)	$754,991
Cumulative effect adjustment upon adoption of ASU 2016-13						(34)	(34)
Issuance of common stock upon exercises of employee stock options	222,357	—	2,794	—	—	—	2,794
Issuance of common stock upon vesting of RSUs	1,279,707	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	433,697	—	8,014	—	—	—	8,014
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	66,886	—	—	—	66,886
Shares withheld related to net share settlement of equity awards	—	—	(11,752)	—	—	—	(11,752)
Foreign currency adjustments	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	(39,493)	(39,493)
Balance as of June 30, 2020	73,121,229	$—	$1,325,745	$—	$(11,845)	$(532,580)	$781,320

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net (loss) income attributable to common stockholders	$(39,493)	$13,668
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,940	24,116
Provision for doubtful accounts	21,897	8,716
Stock-based compensation	62,335	61,770
Noncash lease cost	20,984	21,433
Deferred income taxes	(14,263)	(1,912)
Other adjustments, net	876	(1,632)
Changes in operating assets and liabilities:
Accounts receivable	12,910	(17,143)
Prepaid expenses and other assets	604	(5,335)
Operating lease liabilities	(22,520)	(20,299)
Accounts payable, accrued liabilities and other liabilities	(11,021)	14,464
Net cash provided by operating activities	57,249	97,846
Investing Activities
Sales and maturities of marketable securities — available-for-sale	290,395	—
Purchases of marketable securities — held-to-maturity	(87,438)	(289,100)
Maturities of marketable securities — held-to-maturity	93,200	397,197
Release of escrow deposit	—	28,750
Purchases of property, equipment and software	(17,004)	(19,214)
Other investing activities	328	276
Net cash provided by investing activities	279,481	117,909
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	10,808	11,198
Repurchases of common stock	—	(397,613)
Taxes paid related to the net share settlement of equity awards	(12,557)	(22,605)
Other financing activities	(356)	—
Net cash used in financing activities	(2,105)	(409,020)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(340)	(24)
Change in cash, cash equivalents and restricted cash	334,285	(193,289)
Cash, cash equivalents and restricted cash — Beginning of period	192,318	354,835
Cash, cash equivalents and restricted cash — End of period	$526,603	$161,546
Supplemental Disclosures of Other Cash Flow Information
(Refund received) cash paid for income taxes, net	$(298)	$2,843
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$615	$2,271
Tax liability related to net share settlement of equity awards included in accrued liabilities	$—	$982
Repurchases of common stock recorded in accrued liabilities	$—	$2,381
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$11,833	$6,325

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
In early March 2020, COVID-19 — the disease caused by a novel strain of the coronavirus — was declared a global pandemic by the World Health Organization. Governments and municipalities around the world, including in the United States, have implemented extensive measures in an effort to control the spread of COVID-19, including travel restrictions, limitations on business activity, quarantines and shelter-in-place orders. Due to the COVID-19 pandemic and the uncertainty of the extent of the impacts, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility than they did prior to the pandemic. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
Significant Accounting Policies
Except as set forth below, there have been no material changes to the Company's significant accounting policies from those described in the Annual Report.
Marketable Securities—The Company considers highly liquid treasury notes, U.S. agency securities, corporate debt securities, money market funds and other funds with maturities of more than three months to be marketable securities. Securities with less than one year to maturity are included in short-term marketable securities, and all other securities are classified as long-term marketable securities. The Company has a policy that generally requires its securities to be investment grade (i.e. rated ‘A+’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. The Company determines the classification of its marketable securities based on its investment strategy.
Marketable securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity, and it has an established history of holding investments to maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for impairment. Amortized costs of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, and these adjustments are included in interest income.
Marketable securities are classified as available-for-sale when the Company has established a practice of selling investments prior to maturity, or if the Company does not have the intent to hold securities to maturity to allow flexibility in response to liquidity needs. In the event that the Company classifies its investments as available-for-sale, it will only return to classifying investments as held-to-maturity once it has reestablished a practice and intent of holding investments to maturity.
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
The fair value of RSUs is measured using the closing price of the Company's common stock on the New York Stock Exchange on the grant date. The Company uses the straight-line method for expense attribution. No compensation cost is recorded for RSUs that do not vest. In May 2020, the Company changed its method of settling the employee tax liabilities associated with the vesting of RSUs from withholding a portion of the vested shares and covering such taxes with cash from its balance sheet ("Net Share Withholding"), to selling a portion of the vested shares to cover taxes ("Sell-to-Cover").
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
For the awards subject to performance goals, compensation costs are recorded when the Company concludes that it is probable that the performance conditions will be achieved. The Company performs an analysis in each reporting period to determine the probability that the performance goals will be met, and recognizes a cumulative catch-up adjustment to compensation cost for changes in its probability assessment in subsequent reporting periods, if required, until the performance period has expired. The fair value of the PRSUs is measured using the closing price of the Company's common stock on the New York Stock Exchange on the grant date. The Company uses the accelerated method for expense attribution. No compensation cost is recorded if the service condition is not met.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires certain types of financial instruments, including trade receivables and held-to-maturity investments measured at amortized cost, to be presented at the net amount expected to be collected based on historical events, current conditions and forecast information. The Company adopted and began applying ASU 2016-13 on January 1, 2020 by recording a cumulative-effect adjustment to retained earnings. This adjustment recorded an allowance related to expected credit losses on the Company's held-to-maturity debt securities, which was subsequently reversed upon its change in investment strategy in March 2020. This allowance took into consideration the composition and credit quality of the financial instruments, their respective historical credit loss activity, and reasonable and supportable economic forecasts and conditions at the time of adoption. The adoption did not have a material impact on the Company's consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new standard, entities perform goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted ASU 2017-04 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which amended Accounting Standards Codification 820, "Fair Value Measurement." ASU 2018-13 modified the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("ASU 2018-15"). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and which to recognize as assets. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company adopted ASU 2018-15 prospectively and began applying it on January 1, 2020. The adoption did not have a material impact on the Company's financial statements.

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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash	$65,682	$43,581
Cash equivalents	460,011	126,700
Total cash and cash equivalents	$525,693	$170,281
Restricted cash	910	22,037
Total cash, cash equivalents and restricted cash	$526,603	$192,318
The increase in cash equivalents during the six months ended June 30, 2020 was primarily driven by the Company's change in its investment strategy to preserve liquidity as a result of COVID-19. During the six months ended June 30, 2020, the Company sold securities prior to maturity for proceeds of $253.4 million and reinvested these funds along with $73.0 million from maturities and redemptions into money market funds, which are recorded as cash equivalents. See Note 4, "Marketable Securities" for further details.
As of December 31, 2019, the Company had letters of credit collateralized fully by bank deposits that totaled $22.0 million. These letters of credit primarily related to lease agreements for certain of the Company’s offices, which were required to be maintained and issued to the landlords of each facility. Each letter of credit was subject to renewal annually until the applicable lease expires. As the bank deposits had restrictions on their use, they were classified as restricted cash on the Company's condensed consolidated balance sheet.
In May 2020, the Company moved approximately $21.5 million of these letters of credit under a sub-limit included in its credit agreement with Wells Fargo Bank, National Association, which it entered into on May 5, 2020 (the "Credit Agreement"). Following this transfer, the restrictions on the Company's use of the bank deposits previously used to collateralize its letters of credit were lifted and, as of June 30, 2020, such funds were no longer classified as restricted cash. See Note 12, "Commitments and Contingencies" for further details on the Credit Agreement.
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
This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. Prior to their sale during the six months ended June 30, 2020, the Company's commercial paper, corporate bonds, U.S. government bonds and agency bonds were classified within Level 2 of the fair value hierarchy because they were valued using inputs other than quoted prices in active markets that are observable directly or indirectly. See Note 4, "Marketable Securities" for further details.

The Company's long-lived and indefinite-lived assets such as property, equipment and software, goodwill and other intangible assets are measured at fair value on a non-recurring basis if the assets are determined to be impaired. The Company recognized an immaterial impairment charge related to its intangible assets during the three months ended March 31, 2020. See Note 7, "Goodwill and Intangible Assets" for further details. The Company estimated the fair value of these intangible assets using an income approach that relied on assumptions made by management using both internal and external data; as a result, these intangible assets are classified within Level 3 of the fair value hierarchy.
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of June 30, 2020 and December 31, 2019 as well as those held-to-maturity as of December 31, 2019 (in thousands):

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$460,011	$—	$—	$460,011	$126,700	$—	$—	$126,700
Commercial paper	—	—	—	—	—	—	—	—
Marketable securities:
Commercial paper	—	—	—	—	—	130,472	—	130,472
Corporate bonds	—	—	—	—	—	85,611	—	85,611
Agency bonds	—	—	—	—	—	79,750	—	79,750
Total cash equivalents and marketable securities	$460,011	$—	$—	$460,011	$126,700	$295,833	$—	$422,533

4. MARKETABLE SECURITIES
During the three months ended March 31, 2020, the Company changed its investment strategy in response to uncertainties resulting from the COVID-19 pandemic to allow for more flexibility in preserving liquidity. As a result of this change, the classification of the Company's investments changed from held-to-maturity to available-for-sale. The amortized cost of marketable securities transferred from held-to-maturity to available-for-sale was $300.2 million. As a result of the transfer, the Company reversed the allowance for credit loss that had been previously recorded upon adoption of ASU 2016-13 and measured the securities at fair value as of the transfer date by recording an immaterial allowance for credit loss to other income, net, and the remaining adjustment as an immaterial unrealized loss recorded to other comprehensive income.
As a result of its change in investment strategy in March 2020, the Company liquidated its investment portfolio, which consisted of available-for-sale short- and long-term marketable securities, for proceeds of $253.4 million during the six month ended June 30, 2020. The Company recorded an immaterial amount of net realized gains to other income, net and reinvested the proceeds from the sales, along with $73.0 million from maturities and redemptions of marketable securities, into money market funds.
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

The Company did not have any securities that were in an unrealized loss position as of June 30, 2020 due to the liquidation of its investment portfolio. The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2019, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$63,639	$(9)	$—	$—	$63,639	$(9)
Corporate bonds	20,979	(10)	—	—	20,979	(10)
Total	$84,618	$(19)	$—	$—	$84,618	$(19)
Prior to the adoption of ASU 2016-13, the Company periodically reviewed its investment portfolio for other-than-temporary impairment. The Company considered such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considered whether it was more likely than not that it would be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis could not be recovered as a result of credit losses. During the three and six months ended June 30, 2019, the Company did not recognize any other-than-temporary impairment loss.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	$9,727	$10,188
Other current assets	9,948	4,008
Total prepaid expenses and other current assets	$19,675	$14,196
As of June 30, 2020, other current assets consisted primarily of $6.3 million of income tax receivables.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Capitalized website and internal-use software development costs	$155,936	$140,886
Leasehold improvements	87,243	86,089
Computer equipment	45,206	43,626
Furniture and fixtures	18,163	18,403
Telecommunication	4,951	5,154
Software	1,686	1,687
Total	313,185	295,845
Less accumulated depreciation	(206,453)	(184,896)
Property, equipment and software, net	$106,732	$110,949
Depreciation expense was $12.0 million and $11.3 million for the three months ended June 30, 2020 and 2019, respectively, and $23.7 million and $22.3 million for the six months ended June 30, 2020 and 2019, respectively.

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
The changes in carrying amount of goodwill during the six months ended June 30, 2020 were as follows (in thousands):

Balance as of December 31, 2019	$104,589
Effect of currency translation	207
Balance as of June 30, 2020	$104,796
Intangible assets at June 30, 2020 and December 31, 2019 consisted of the following (dollars in thousands):

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(3,328)	$6,590	8.2	years
Developed technology	7,709	(5,630)	2,079	1.7	years
Content	3,826	(3,826)	—	0.0	years
Domains and data licenses	2,869	(2,805)	64	1.8	years
Trademarks	877	(877)	—	0.0	years
User relationships	146	(146)	—	0.0	years
Total	$25,345	$(16,612)	$8,733

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(2,841)	$7,077	8.6	years
Developed technology	7,832	(4,959)	2,873	2.2	years
Content	3,814	(3,814)	—	0.0	years
Domain and data licenses	2,869	(2,748)	121	1.7	years
Trademarks	877	(872)	5	0.2	years
User relationships	146	(140)	6	0.2	years
Total	$25,456	$(15,374)	$10,082
Amortization expense was $0.6 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $1.2 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.
As a result of COVID-19, the Company identified a number of impairment indicators and performed a recoverability test for its intangible assets as of June 30, 2020. No impairment charge was recorded during the three months ended June 30, 2020. The Company recorded an immaterial impairment charge related to developed technology during the three months ended March 31, 2020. No change to the useful life of any intangible assets were made.

As of June 30, 2020, the estimated future amortization of purchased intangible assets for (i) the remaining six months of 2020, (ii) each of the succeeding five years, and (iii) thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2020 (from July 1, 2020)	$1,126
2021	2,203
2022	1,031
2023	714
2024	708
2025	708
Thereafter	2,243
Total amortization	$8,733

8. LEASES
The components of lease cost as of June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$13,987	$13,643	$27,798	$27,334
Short-term lease cost (12 months or less)	341	348	701	647
Sublease income	(1,954)	(813)	(3,914)	(1,289)
Total lease cost, net	$12,374	$13,178	$24,585	$26,692
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company's right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
The Company has subleased certain office facilities under operating lease agreements that expire in 2025. The sublease agreements do not contain any options to renew. The Company recognizes sublease rental income as a reduction in rent expense on a straight-line basis over the lease period.
Supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019 was as follows (in thousands):

	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,749	$27,927

As of June 30, 2020, maturities of lease liabilities for (i) the remaining six months of 2020, (ii) each of the succeeding five years, and (iii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2020 (from July 1, 2020)	$29,758
2021	52,057
2022	46,329
2023	43,418
2024	41,186
2025	22,240
Thereafter	23,702
Total minimum lease payments	258,690
Less imputed interest	(37,747)
Present value of lease liabilities	$220,943
As of June 30, 2020 and December 31, 2019, the weighted-average remaining lease terms and weighted-average discount rates were as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years) — operating leases	5.4	5.5
Weighted-average discount rate — operating leases	6.0%	6.1%

9. OTHER NON-CURRENT ASSETS
Other non-current assets as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred tax assets	$34,299	$20,054
Deferred contract costs	9,429	15,138
Other non-current assets	2,927	3,177
Total other non-current assets	$46,655	$38,369
Deferred contract costs as of June 30, 2020 and December 31, 2019, and changes in deferred contract costs during the six months ended June 30, 2020, were as follows (in thousands):

Six Months Ended June 30, 2020
Balance, beginning of period	$15,138
Add: costs deferred on new contracts	4,214
Less: amortization recorded in sales and marketing expenses	(9,923)
Balance, end of period	$9,429
In accordance with its deferred contract costs accounting policy, the Company performs a quantitative update of the expected customer lives at least annually and reviews for any significant change on a quarterly basis based on both qualitative and quantitative factors, including product life cycle attributes and customer retention historical data. Due to the impact of the COVID-19 pandemic, the Company concluded that the useful lives of deferred contract costs extended only up to 26 months as of March 31, 2020, down from 32 months as of December 31, 2019. As a result, additional amortized commission expense of $3.4 million was recorded in sales and marketing expenses during the three months ended March 31, 2020. The Company performed an updated expected customer life calculation as of June 30, 2020 due to the continuing impacts of COVID-19, which did not result in a change in the estimated customer life for any component of the deferred contract costs balances from March 31, 2020.

10. CONTRACT BALANCES
The allowance for doubtful accounts as of June 30, 2020 and 2019 and changes in the allowance for doubtful accounts during the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$7,686	$8,685
Add: provision for doubtful accounts	21,897	8,716
Less: write-offs, net of recoveries	(17,876)	(10,536)
Balance, end of period	$11,707	$6,865
The net increase in the allowance for doubtful accounts in the six months ended June 30, 2020 primarily related to an anticipated increase in customer delinquencies due to the COVID-19 pandemic. In calculating the allowance for doubtful accounts as of June 30, 2020, the Company considered expectations of probable credit losses associated with the COVID-19 pandemic based on observed trends to date in cancellations, observed changes to date in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
As of June 30, 2020, deferred revenue was $3.9 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending September 30, 2020. Changes in deferred revenue during the six months ended June 30, 2020 were as follows (in thousands):

Six Months Ended June 30, 2020
Balance, beginning of period	$4,315
Less: recognition of deferred revenue from beginning balance	(3,416)
Add: net increase in current period contract liabilities	3,019
Balance, end of period	$3,918
No other contract assets or liabilities are recorded on the Company's condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable	$2,568	$6,002
Employee related liabilities	39,272	41,488
Accrued sales and marketing expenses	1,787	2,982
Taxes payable	4,922	3,695
Accrued cost of revenue	2,227	7,208
Other accrued liabilities	9,430	10,958
Total accounts payable and accrued liabilities	$60,206	$72,333

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
Revolving Credit Facility—In May 2020, the Company entered into the Credit Agreement with Wells Fargo Bank, National Association, which provides for a three-year, $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. The commitments under the Credit Agreement expire on May 5, 2023. Interest on any borrowings under the revolving credit facility will accrue at either LIBOR plus 1.25% or at an alternative base rate plus 0.25%, at the Company's election. Interest is payable monthly in arrears for base rate loans and at the end of the applicable interest period (or, if the interest period extends over three months, at the end of each three-month interval during the interest period) for LIBOR loans. The Company is also required to pay an annual commitment fee that accrues at 0.25% per annum on the unused portion of the aggregate commitments under the revolving credit facility, payable quarterly in arrears. Debt issuance-related costs were $0.4 million and will be amortized to interest expense on a straight-line basis over the life of the Credit Agreement.
The Company is required to pay a fee that accrues at 0.70% per annum on the undrawn portion of any letter of credit, payable quarterly in arrears. In May 2020, the Company moved letters of credit in an aggregate amount of approximately $21.5 million under the letter of credit sub-limit, which reduced the amount it can borrow under the revolving credit facility. Approximately $53.5 million remains available under the revolving credit facility as of June 30, 2020.
The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of June 30, 2020. See "Liquidity and Capital Resources" included under Part II, Item 2 in this Quarterly Report for additional information on the covenants included in the Credit Agreement.
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	June 30, 2020		December 31, 2019
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	73,121,229	200,000,000	71,185,468
Undesignated preferred stock	10,000,000	—	10,000,000	—

Stock Repurchase Program
In July 2017, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. The Company's board of directors authorized the Company to repurchase up to an additional $250.0 million of its outstanding common stock in each of November 2018, February 2019 and January 2020, bringing the total amount of authorized repurchases to $950.0 million as of June 30, 2020, $269.0 million of which remains available. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
The Company did not repurchase any shares during the six months ended June 30, 2020. Pursuant to the restructuring plan announced on April 9, 2020 (the "Restructuring Plan"), the Company has deferred share repurchases under the stock repurchase program indefinitely. See Note 18, "Restructuring" for further details on the Restructuring Plan.
During the six months ended June 30, 2019, the Company repurchased on the open market 11,690,224 shares for an aggregate purchase price of $397.6 million, of which 11,510,446 shares were retired. As of June 30, 2019, the Company had a treasury stock balance of 179,778 shares, which were excluded from its outstanding share count as of such date and were subsequently retired in July 2019.
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

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	6,210,385	$25.10	4.3	$75,805
Granted	86,500	28.94
Exercised	(222,357)	12.56
Canceled	(127,031)	48.80
Outstanding at June 30, 2020	5,947,497	$25.12	4.1	$30,482
Options vested and exercisable at June 30, 2020	5,201,796	$23.40	3.5	$30,482
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.2 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $4.4 million and $2.8 million for the six months ended June 30, 2020 and 2019, respectively.
There were no options granted in the three months ended June 30, 2020 and 2019. The weighted-average grant date fair value of options granted was $11.13 and $17.64 for the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, total unrecognized compensation costs related to nonvested stock options were approximately $12.1 million, which the Company expects to recognize over a weighted-average time period of 2.2 years.
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
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets for the year ending December 31, 2020, and a four-year, quarterly vesting schedule ("2020 Time-Based Vesting Schedule"). The shares subject to this PRSU become eligible to vest once the achievement against the financial targets is known, which will be no later than March 15, 2021. On the quarterly vest date immediately following such determination, the eligible shares, if any, will vest to the extent that the employee has met the 2020 Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the 2020 Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. As of June 30, 2020, the Company determined that it was not probable that these PRSUs will vest and, as a result, did not record any compensation cost during the three and six months ended June 30, 2020.
As the PRSU activity during the six months ended June 30, 2020 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	7,625,584	$36.51
Granted	2,882,266	34.63
Vested(1)	(1,618,981)	36.78
Canceled	(1,012,928)	36.69
Nonvested at June 30, 2020	7,875,941	$35.74
(1) Includes 339,274 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs that vested during the six months ended June 30, 2020 and 2019 was $46.1 million and $57.4 million, respectively. As of June 30, 2020, the Company had approximately $257.4 million of unrecognized stock-based compensation expense related to RSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.7 years.
In May 2020, the Company changed its method of settling the employee tax liabilities associated with the vesting of RSUs from Net Share Withholding to the Sell-to-Cover method. As a result of this change, the Company no longer has cash outflows relating to the settlement of tax liabilities associated with employee stock awards. The change does not impact the Company's condensed consolidated statements of operations.
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
There were 433,697 shares purchased by employees under the ESPP at a weighted-average price of $18.48 in the three and six months ended June 30, 2020. There were 288,529 shares purchased by employees under the ESPP at a weighted-average price of $26.12 in the three and six months ended June 30, 2019. The Company recognized stock-based compensation expense related to the ESPP of $0.5 million and $0.6 million in the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$943	$1,118	$1,986	$2,361
Sales and marketing	7,302	7,774	14,998	15,461
Product development	16,827	15,247	34,582	31,322
General and administrative	5,513	6,313	10,769	12,626
Total stock-based compensation recorded to (loss) income before income taxes	30,585	30,452	62,335	61,770
Benefit from income taxes	(11,652)	(7,993)	(24,209)	(16,105)
Total stock-based compensation recorded to net (loss) income	$18,933	$22,459	$38,126	$45,665
The Company capitalized $2.2 million and $3.1 million of stock-based compensation expense as website development costs in the three months ended June 30, 2020 and 2019, respectively, and $4.5 million and $4.9 million in the six months ended June 30, 2020 and 2019, respectively.

14. OTHER INCOME, NET
Other income, net for the three and six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income, net	$191	$3,743	$2,297	$8,117
Transaction gain (loss) on foreign exchange	8	(3)	(60)	113
Other non-operating income, net	296	151	641	352
Other income, net	$495	$3,891	$2,878	$8,582

15. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The benefit from income taxes for the six months ended June 30, 2020 was $20.2 million, which was due to $24.3 million of U.S. federal, state and foreign income tax benefit, offset by $4.1 million of net discrete tax expense. The provision for income taxes for the six months ended June 30, 2019 was $3.2 million, which was due to $3.4 million U.S. federal, state and foreign income tax expense, offset by $0.2 million of net discrete tax benefits.
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
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three and six months ended June 30, 2020, the difference between the effective tax rate and the federal statutory tax rate primarily relates to net operating loss provisions adopted under the CARES Act and tax credits. As of June 30, 2020, the Company anticipates that some of the benefits from net operating losses generated in 2020 can be carried back to tax years with a 35.0% rate and recognizes the benefit in its effective tax rate. For the three and six months ended June 30, 2019, the difference between the effective tax rate and the federal statutory tax rate primarily relates to tax credits and non-deductible expenses.
As of June 30, 2020, the total amount of gross unrecognized tax benefits was $45.1 million, $19.4 million of which is subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three and six months ended June 30, 2020, the Company recorded an immaterial amount of interest and penalties.
As of June 30, 2020, the Company estimates that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $5.8 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to un-remitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2014 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 30, 2020, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by an immaterial amount over the next 12 months.
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
The following table presents the calculation of basic and diluted net (loss) income per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic net (loss) income per share:
Net (loss) income	$(23,990)	$12,303	$(39,493)	$13,668
Shares used in computation:
Weighted-average common shares outstanding	72,413	75,601	71,980	78,620
Basic net (loss) income per share attributable to common stockholders	$(0.33)	$0.16	$(0.55)	$0.17

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Diluted net (loss) income per share:
Net (loss) income	$(23,990)	$12,303	$(39,493)	$13,668
Shares used in computation:
Weighted-average common shares outstanding	72,413	75,601	71,980	78,620
Stock options	—	2,412	—	2,427
Restricted stock units	—	510	—	691
Employee stock purchase program	—	7	—	4
Number of shares used in diluted calculation	72,413	78,530	71,980	81,742
Diluted net (loss) income per share attributable to common stockholders	$(0.33)	$0.16	$(0.55)	$0.17
The following stock-based instruments were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	5,947	2,821	5,947	2,726
Restricted stock units	7,876	3,208	7,876	2,990
ESPP	48	—	48	—

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
Net Revenue
The following table presents the Company’s net revenue by major product line for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue by product:
Advertising	$162,233	$237,842	$402,326	$464,875
Transactions	3,968	3,147	6,607	6,454
Other services	2,829	5,966	9,998	11,568
Total net revenue	$169,030	$246,955	$418,931	$482,897
During the three and six months ended June 30, 2020 and 2019, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which revenue is recognized, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
During the three and six months ended June 30, 2020, the Company offered a number of relief incentives totaling $13.3 million and $17.9 million, respectively, to advertising and other services customers most impacted by the COVID-19 pandemic. These incentives were primarily in the form of waived advertising fees and waived subscription fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the three and six months ended June 30, 2020 accordingly. The Company also paused certain advertising campaigns that were scheduled to run in the three months ended June 30, 2020 and offered certain free advertising products with a total value of $14.5 million. All paused advertising campaigns that were not cancelled resumed during the three month period.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$167,270	$243,638	$413,797	$476,349
All other countries	1,760	3,317	5,134	6,548
Total net revenue	$169,030	$246,955	$418,931	$482,897
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	June 30, 2020	December 31, 2019
United States	$103,766	$109,849
All other countries	2,966	1,100
Total long-lived assets	$106,732	$110,949

18. RESTRUCTURING
On April 9, 2020, the Company announced the Restructuring Plan to help manage the near-term financial impacts of the COVID-19 pandemic. In addition to reductions and deferrals in spending, the Restructuring Plan’s cost-cutting measures included workforce reductions affecting approximately 1,000 employees and furloughs affecting approximately 1,100 additional employees, as well as salary reductions and reduced-hour work weeks. The Company is also deferring share repurchases under its stock repurchase program indefinitely. For further details on the Restructuring Plan, refer to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2020.
The Company incurred $3.3 million in restructuring costs during the three and six months ended June 30, 2020 in connection with terminations under the Restructuring Plan, which represent expenditures for severance, payroll taxes and related benefits costs. The Company paid $3.1 million of the incurred costs during the three months ended June 30, 2020, with the remaining $0.2 million expected to be paid during the three months ending September 30, 2020. These costs are recorded as restructuring expenses on the Company's condensed consolidated statements of operations. Additional costs related to supporting furloughed employees incurred during the three and six months ended June 30, 2020 are excluded from restructuring expenses and are recorded in operating expenses. The Company does not expect to incur any material additional costs in connection with these terminations under the Restructuring Plan.
On July 13, 2020, the Company announced an additional workforce reduction (separate from the Restructuring Plan) affecting approximately 60 employees and it expects to incur $0.4 million in additional restructuring costs in connection with such terminations during the three months ending September 30, 2020. The Company also announced that nearly all of the remaining furloughed employees will return by October 2020, with most returning during the three months ending September 30, 2020.

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
Overview
As a trusted local resource, we deliver significant value to both consumers and businesses by helping each discover and interact with the other. Our unrivaled content helps consumers save time and money. Our advertising and other products help business owners increase their visibility and connect with our large audience of purchase-oriented consumers. Our comprehensive, mobile-first platform offers reservation and waitlist, food-ordering and quote request capabilities, among many other opportunities for consumers to engage with businesses, in addition to the 151.2 million recommended reviews available as of June 30, 2020.
We derive substantially all of our revenue from the sale of advertising products. In the three months ended June 30, 2020, our net revenue was $169.0 million, which represented a decrease of 32% from the three months ended June 30, 2019, and we recorded a net loss of $24.0 million and adjusted EBITDA of $11.1 million. In the six months ended June 30, 2020, our net revenue was $418.9 million, which represented a decrease of 13% from the six months ended June 30, 2019, and we recorded a net loss of $39.5 million and adjusted EBITDA of $28.0 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income (loss), see "Non-GAAP Financial Measures" below.
As consumer behavior changed and businesses closed or began operating at reduced capacity in response to the COVID-19 pandemic and shelter-in-place orders in March 2020, we experienced substantial reductions in consumer engagement and non-term advertising budgets. These negative trends continued into the second quarter of 2020 and, on April 9, 2020, we announced a restructuring plan (the "Restructuring Plan") to help manage the near-term financial impacts. In addition to reductions and deferrals in spending, the Restructuring Plan’s cost-cutting measures included workforce reductions affecting approximately 1,000 employees and furloughs affecting approximately 1,100 additional employees, as well as salary reductions and reduced-hour work weeks.
Although we ended April 2020 with revenue down 35% year-over-year and traffic down approximately 50% from pre-pandemic levels, by the second half of the month we had also begun to see early signs that consumer engagement and non-term advertising budgets were stabilizing in certain markets, though they remained below pre-COVID levels. Traffic and revenue generally continued to improve over the remainder of the second quarter, but with wide variation among categories: categories less impacted by physical distancing measures, such as home & local services, exhibited stronger performance, while those most impacted, such as restaurants and fitness, improved to a lesser extent.
Despite beginning the second quarter with a significantly reduced workforce operating in a fully remote environment, we were able to deliver several new products and features to help our local communities navigate the pandemic, as well as to execute on our pre-COVID strategic initiatives:
•Supporting Consumers and Local Businesses During COVID-19. Providing consumers with the most up-to-date information on local businesses' operations is critical to both our success and that of the businesses we serve. In the second quarter, we added a COVID-19 section to business listing pages to allow business owners to post custom messages, update their service offerings to include virtual options, and list health and safety measures. We also added an Updated Hours feature to provide business owners with the ability to communicate recent changes to their hours of operation.
•Winning in Key Categories. In addition to being our largest and often fastest growing category by revenue, our home & local services category has also been our most resilient during the pandemic. In the second quarter, we launched a new advertising product, Special Offers for You, that allows advertisers to highlight compelling offers, such as virtual estimates, in a carousel featured above search results. We also improved our Ads user experience and interface, as well as matching for Request-A-Quote, which drove an increase in the percentage of monetized leads.

•Expanding Our Product Offerings. We remain focused on expanding our product offerings to meet each business's unique attributes and needs. In the second quarter, we introduced a new low-priced offering, Yelp Logo, to our suite of profile products to help business owners build their presence and brand on Yelp. We believe that affordably priced profile products like Yelp Logo help deliver the right product fit to customers and drive customer satisfaction and advertiser lifetime value in turn.
•Capturing the Multi-location Opportunity. Although national restaurants and retailers have been significantly impacted by COVID-19, we believe that by fostering relationships with and investing in additional advertising solutions for these businesses now, we will be able to capture more of the multi-location opportunity as the economy recovers over the long term. To that end, we launched Seasonal Spotlight Ads in the second quarter, a product that enables multi-location advertisers to drive awareness of special offerings and promotions related to a holiday or season event directly from the Yelp landing page.
•Enhancing the Consumer Experience. In addition to the COVID-19-specific products and features we announced in the second quarter, we also responded to our user community's desire to support Black-owned businesses. After seeing a substantial increase in the frequency of searches for Black-owned businesses in the second half of June, we launched a free searchable attribute that allows businesses to identify themselves as Black-owned, making it simpler for consumers to find and support Black-owned businesses through Yelp.
With the repeated extension of many shelter-in-place orders and geographical disparities in recovery from the COVID-19 pandemic, the magnitude of the ongoing impact of the pandemic on our revenue is highly uncertain. However, our performance in the second quarter gives us confidence in our ability to operate in this environment and, as a result, we are reinvesting in our business by returning nearly all of our remaining furloughed employees to work over the coming months and restoring salaries that were reduced in the Restructuring Plan. We expect to continue reinvesting selectively in our business as warranted based on business metrics including traffic, advertising budgets, sales productivity and advertiser retention. As a result of our return to an investment philosophy, we expect that our operating expenses will continue to increase for the foreseeable future compared to the three months ended June 30, 2020.
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

As consumer demand fluctuates in response to the COVID-19 pandemic and measures continue to be enforced to control its spread, users may interact with fewer local businesses and thus have less firsthand information about them to contribute in reviews and other content on our platform. This effect may be exacerbated if physical distancing measures hinder our community management efforts during the COVID-19 pandemic. As a result, the rate of growth in cumulative reviews may decline during the COVID-19 pandemic.
As of June 30, 2020, approximately 197.7 million reviews were available on business listing pages, including approximately 46.5 million reviews that were not recommended, after 16.6 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands, except percentages):

	As of June 30,		% Change
	2020	2019
Reviews	214,376	191,735	12%

Traffic
Traffic to our website and mobile app has three components: mobile devices accessing our mobile app, visitors to our non-mobile optimized website, which we refer to as our desktop website, and visitors to our mobile-optimized website, which we refer to as our mobile website. App users generate a substantial majority of activity on Yelp, including the page views and ad clicks that we monetize, and we expect that traffic to our website will fluctuate and generally decline over time. While we anticipate that our mobile traffic will be the most significant source of ad clicks for the foreseeable future, we believe our largest growth opportunity will be to monetize a greater portion of our existing traffic, rather than to grow traffic generally.
To the extent that the COVID-19 pandemic negatively impacts consumer demand, we expect our traffic to be negatively impacted in turn, as was the case in the three months ended June 30, 2020. Due to the uncertainty around COVID-19 and the duration of physical distancing measures and shelter-in-place orders, we expect our traffic to be volatile in the near term, although we are unable to predict the duration or degree of such volatility with any certainty.
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
The following table presents app unique devices for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		% Change
	2020	2019
App Unique Devices	28,269	36,737	(23)%
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
The following table presents our web traffic for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		% Change
	2020	2019
Desktop Unique Visitors	37,534	61,797	(39)%
Mobile Web Unique Visitors	44,819	76,650	(42)%
We have discovered in the past, and expect to discover in the future, that portions of our desktop traffic, as measured by Google Analytics, have been attributable to robots and other invalid sources. Because traffic from such sources does not represent valid consumer traffic, our reported desktop unique visitor metric for impacted periods reflects an adjustment to the Google Analytics measurement of our traffic to remove traffic that we have identified as originating from invalid sources to provide greater accuracy and transparency. However, we cannot assure you that we will be able to identify all such traffic for any particular period. For additional information, please see the risk factor included under Part II, Item 1A of this Quarterly Report under the heading "We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business."

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
The table set forth below presents the number of active claimed local business locations as of the dates presented (in thousands, except percentages). The number of active claimed local business locations as of June 30, 2019 has been updated to reflect our current methodology for calculating active claimed local business locations.

	As of June 30,		% Change
	2020	2019
Active Claimed Local Business Locations	5,166	4,616	12%

Paying Advertising Locations
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period. Based on current trends, we expect the number of paying advertising locations to increase in the three months ending September 30, 2020 compared to the three months ended June 30, 2020, with businesses restarting their advertising campaigns as we phase out our relief efforts.
The following table presents the number of paying advertising locations during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		% Change
	2020	2019
Paying Advertising Locations	377	549	(31)%

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from those estimates. Due to the COVID-19 pandemic and the uncertainty regarding the extent of its impacts, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change(1)	2020	2019	$ Change	% Change(1)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising	$162,233	$237,842	$(75,609)	(32)%	$402,326	$464,875	$(62,549)	(13)%
Transactions	3,968	3,147	821	26%	6,607	6,454	153	2%
Other services	2,829	5,966	(3,137)	(53)%	9,998	11,568	(1,570)	(14)%
Total net revenue	169,030	246,955	(77,925)	(32)%	418,931	482,897	(63,966)	(13)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	11,825	14,975	(3,150)	(21)%	28,672	29,240	(568)	(2)%
Sales and marketing	96,289	122,045	(25,756)	(21)%	233,586	246,361	(12,775)	(5)%
Product development	53,969	54,566	(597)	(1)%	121,082	112,641	8,441	7%
General and administrative	26,402	30,932	(4,530)	(15)%	69,938	62,224	7,714	12%
Depreciation and amortization	12,582	12,240	342	3%	24,940	24,116	824	3%
Restructuring	3,312	—	3,312	NM(2)	3,312	—	3,312	NM(2)
Total costs and expenses	204,379	234,758	(30,379)	(13)%	481,530	474,582	6,948	1%
(Loss) income from operations	(35,349)	12,197	(47,546)	(390)%	(62,599)	8,315	(70,914)	(853)%
Other income, net	495	3,891	(3,396)	(87)%	2,878	8,582	(5,704)	(66)%
(Loss) income before income taxes	(34,854)	16,088	(50,942)	(317)%	(59,721)	16,897	(76,618)	(453)%
(Benefit from) provision for income taxes	(10,864)	3,785	(14,649)	(387)%	(20,228)	3,229	(23,457)	(726)%
Net (loss) income	$(23,990)	$12,303	$(36,293)	(295)%	$(39,493)	$13,668	$(53,161)	(389)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Percentage change is not meaningful.
Three and Six Months Ended June 30, 2020 and 2019
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
The decreases in advertising revenue for the three and six months ended June 30, 2020 were primarily due to the COVID-19 pandemic and the resulting shelter-in-place orders, which forced many of our customers to reduce their advertising budgets, particularly those in our restaurants and nightlife categories. During the three and six months ended June 30, 2020, we also provided a number of relief incentives totaling $8.6 million and $13.0 million, respectively, to advertising customers most impacted by COVID-19. These incentives were primarily in the form of waived advertising fees, which reduced net revenue recognized in the three and six months ended June 30, 2020 accordingly. We also agreed to pause certain advertising campaigns that were scheduled to run in the three months ended June 30, 2020 and offered certain free advertising products with a total value of $14.5 million. All paused advertising campaigns that were not cancelled resumed during the three month period.
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

The increases in transactions revenue for the three and six months ended June 30, 2020 were due to increases in food take-out and delivery orders as a result of the COVID-19 pandemic, which forced many restaurants to close for dine-in services and provide take-out and delivery services only.
Other Services. We generate revenue through our subscription services, which include our Yelp Reservations, Yelp Waitlist and other subscription products. We also generate revenue through our Yelp Knowledge program, which provides access to Yelp data for a licensing fee, as well as other non-advertising related partnerships.
The decreases in other services revenue were primarily due to $4.7 million and $4.9 million of relief incentives that we provided to our customers in the three and six months ended June 30, 2020, respectively, primarily in the form of waived subscriptions fees.
Expected Impacts of COVID-19 on Net Revenue. Although we saw encouraging signs of recovery in both traffic and advertising budgets over the course of the three months ended June 30, 2020, the extent and duration of the impact of the COVID-19 pandemic on net revenue continues to be uncertain. Based on second quarter trends and our planned phasing out of relief efforts, we currently expect net revenue in the three months ending September 30, 2020 to be higher than in the three months ended June 30, 2020. However, demand for our products will continue to depend on the pace at which local economies reopen, which may fluctuate or even reverse in response to local resurgences of COVID-19 cases.
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
The decreases in cost of revenue during the three and six months ended June 30, 2020 were primarily attributable to decreases in website infrastructure expense of $2.4 million and $1.7 million, respectively, due to lower traffic and cost-cutting measures. Merchant credit card fees also decreased in the three and six months ended June 30, 2020 by $1.2 million and $0.6 million, respectively, due to fewer transactions as a result of our lower advertising revenue.
The decrease in the six month period was partially offset by an increase in advertising fulfillment costs of $2.1 million, driven by expanded efforts to syndicate advertising budgets on third-party sites during the six months ended June 30, 2020 compared to prior year.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission expense and stock-based compensation expense) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated facilities and other supporting overhead costs.
The decreases in sales and marketing expenses during the three and six months ended June 30, 2020 were primarily attributable to decreases of $18.5 million and $5.7 million, respectively, in employee costs, primarily as a result of lower sales headcount following the terminations and furloughs associated with the Restructuring Plan. During the three and six months ended June 30, 2020, allocated workplace costs also decreased by $4.0 million and $4.8 million, respectively, due to lower office operating costs as a result of our office closures. Marketing expenses also decreased by $3.3 million and $2.3 million in the three and six months ended June 30, 2020, respectively, due to scaled back advertising expenditures.
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
Product development expenses remained relatively consistent in the three months ended June 30, 2020 compared to the prior year, as the impact of increased headcount was offset by the impact of reduced-hour work weeks as part of the Restructuring Plan. However, product development expenses decreased by $13.1 million, or 20%, compared with the three months ended March 31, 2020 as a result of the reduced-hour work weeks.
The increase in product development expenses during the six months ended June 30, 2020 was primarily attributable to $8.8 million of additional employee costs associated with higher headcount compared to prior year as we developed new and enhanced business-owner products as well as enhancements to the consumer experience.

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
The decrease in general and administrative expenses during the three months ended June 30, 2020 was primarily attributable to a decrease of $5.0 million in employee and consulting costs due to lower headcount following terminations and furloughs associated with the Restructuring Plan. Allocated facilities costs also decreased by $1.1 million due to lower office operating costs as a result of our office closures. These decreases were partially offset by an increase in the provision for doubtful accounts of $1.5 million resulting from an anticipated increase in customer delinquencies due to the COVID-19 pandemic.
The increase in general and administrative expenses during the six months ended June 30, 2020 was primarily attributable to an increase of $13.2 million in the provision for doubtful accounts, resulting from an anticipated increase in customer delinquencies in connection with the COVID-19 pandemic. This increase was partially offset by a decrease of $4.6 million in employee and consulting costs due to lower headcount following terminations and furloughs associated with the Restructuring Plan.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
The increases in depreciation and amortization during the three and six months ended June 30, 2020 as compared with June 30, 2019 were primarily attributable to higher depreciation expense associated with capitalized website and internal use software development costs as we invested in additional features for consumers and business-owner products.
As a result of COVID-19, we assessed our various property, equipment and software asset balances, as well as intangible assets balances, for indicators of impairment as of June 30, 2020 and, where indicators existed, we performed a recoverability test to determine if there was any impairment to the carrying value of those assets. There was no material impairment charge recorded, or any other change to the useful lives of these assets identified as a result of that assessment, during the three or six months ended June 30, 2020.
Restructuring. On April 9, 2020, we announced the Restructuring Plan to help manage the near-term financial impacts of the COVID-19 pandemic. The Restructuring Plan was substantially completed by June 30, 2020. We incurred $3.3 million in restructuring costs during the three and six months ended June 30, 2020, which consisted of severance, payroll taxes and related benefits costs associated with employees terminated pursuant to the Restructuring Plan. The additional costs we incurred during the three and six months ended June 30, 2020 to support furloughed employees are excluded from restructuring expenses and are recorded in operating expenses in the consolidated statements of operations. No further material expense for this plan is expected. No goodwill, intangibles or other long-lived assets were impaired as a result of the Restructuring Plan.
On July 13, 2020, we announced an additional workforce reduction affecting approximately 60 employees and we expect to incur $0.4 million in additional restructuring costs in connection with these terminations during the three months ending September 30, 2020. We also announced that nearly all of the remaining furloughed employees will return to work by October 2020, with most returning during the three months ending September 30, 2020. See Note 18, "Restructuring" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
Expected Impacts of COVID-19 on Costs and Expenses. We expect costs and expenses to be higher during the three months ending September 30, 2020 compared to the three months ended June 30, 2020, as nearly all of our remaining employees that were placed on furlough return to work, employees on reduced time return to a work schedule, and we invest in the growth of our business. The impact to costs and expenses beyond the three months ending September 30, 2020 is currently uncertain, and will depend on the continued impacts of the COVID-19 pandemic and the pace of economic recovery following that, particularly for local businesses.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, realized gains and losses from the sales of marketable securities, and foreign exchange gains and losses.
The decreases in other income during the three and six months ended June 30, 2020 were primarily due to decreases in cash held in interest bearing accounts and lower interest rates in connection with the change in our investment strategy to preserve liquidity as a result of the uncertainty of the impact of the COVID-19 pandemic on our business. As a result, we reduced our holdings of marketable securities in favor of money market funds, which offer lower interest rates. For more information on this change, see "Liquidity and Capital Resources" below as well as Note 4, "Marketable Securities" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report. We expect other income, net to be lower for the remainder of 2020 compared to 2019 as a result of this change.
(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions, deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the realization of net operating losses carried forward.
The increases in the benefit from income taxes in the three and six months ended June 30, 2020 were primarily due to year-to-date pre-tax losses and benefits from net operating losses generated in 2020 being carried back to tax years with a 35.0% rate as permitted under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act was enacted on March 27, 2020 in response to the COVID-19 pandemic. See Note 15, "Income Taxes" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
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
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as restructuring costs; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as restructuring costs.
The following is a reconciliation of net (loss) income to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA:
Net (loss) income	$(23,990)	$12,303	$(39,493)	$13,668
(Benefit from) provision for income taxes	(10,864)	3,785	(20,228)	3,229
Other income, net	(495)	(3,891)	(2,878)	(8,582)
Depreciation and amortization	12,582	12,240	24,940	24,116
EBITDA	(22,767)	24,437	(37,659)	32,431
Stock-based compensation	30,585	30,452	62,335	61,770
Restructuring	3,312	—	3,312	—
Adjusted EBITDA	$11,130	$54,889	$27,988	$94,201

Liquidity and Capital Resources
As of June 30, 2020, we had cash and cash equivalents of $525.7 million, which consisted of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of June 30, 2020 was $7.0 million.
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
In March 2020, we changed our investment strategy regarding marketable securities from held-to-maturity to available-for-sale in response to the COVID-19 pandemic in order to preserve liquidity. While our investment policy requires securities to be investment grade, and the marketable securities we held in our portfolio were therefore highly rated, we decided to actively reduce our limited risk exposure of principle loss from these marketable securities and move the proceeds into money market funds. Accordingly, during the six months ended June 30, 2020, we sold all of our available-for-sale short- and long-term marketable securities for proceeds of $253.4 million and recorded an immaterial amount of net realized gains to other income, net. We reinvested the proceeds from the sales, along with $73.0 million from maturities and redemptions of marketable securities, into money market funds. See Note 4, "Marketable Securities" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
In April 2020, we implemented the Restructuring Plan to reduce our operating costs and manage the near-term financial impact of COVID-19, which we expect will reduce our future capital requirements. In July 2020, we announced an additional workforce reduction affecting approximately 60 employees, as well as that nearly all of our remaining furloughed employees will return by October 2020, with most returning during the three months ending September 30, 2020, and that we are restoring salaries that were reduced in the Restructuring Plan. The return of previously furloughed employees and the restoration of reduced salaries will partially offset the expected savings from the Restructuring Plan.
In May 2020, we changed our method of settling the employee tax liabilities associated with the vesting of restricted stock units ("RSUs") from withholding a portion of the vested shares and covering such taxes with cash from our balance sheet ("Net Share Withholding"), to selling a portion of the vested shares to cover taxes ("Sell-to-Cover").
In May 2020, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), which provides for a $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. During May 2020, we moved our letters of credit in an aggregate amount of approximately $21.5 million under the letter of credit sub-limit. The bank deposits previously used to collateralize our letters of credit no longer have restrictions on their use and approximately $53.5 million remained available under the revolving credit facility as of June 30, 2020. The credit facility provides us with the ability to access backup liquidity to fund working capital and for other capital requirements, as needed. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to COVID-19.

The Credit Agreement includes a minimum liquidity covenant that requires us to maintain at least $300 million of cash, cash equivalents, marketable securities and funds available under the revolving credit facility at all times until the later of (a) March 31, 2021 or (b) our adjusted EBITDA meets a minimum level. After such time, the Credit Agreement requires us to comply with a maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. The Credit Agreement also contains customary limitations on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our property; make investments; or pay dividends, make distributions or repurchase shares, in each case subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods). As of June 30, 2020, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$57,249	$97,846
Net cash provided by investing activities	$279,481	$117,909
Net cash used in financing activities	$(2,105)	$(409,020)
Operating Activities. Cash provided by operating activities during the six months ended June 30, 2020 decreased compared to the prior-year period primarily due to a decrease in cash inflows from customers as a result of lower net revenue recognized during the period, as well as an increase in cash outflows based on the timing of certain payments to employees and key vendors.

Investing Activities. Cash provided by investing activities during the six months ended June 30, 2020 increased compared to the prior-year period primarily due to the sale of our marketable securities portfolio following the change in our investment strategy to preserve liquidity. This increase was partially offset by the release of an escrow deposit related to our sale of Eat24 in the six months ended June 30, 2019.

Financing Activities. Cash used in financing activities during the six months ended June 30, 2020 decreased compared to the prior-year period primarily due to a decrease in repurchases of common stock pursuant to our stock repurchase program following our decision to defer repurchases indefinitely in light of COVID-19, as well as a change in the method by which we settle the employee tax liabilities associated with the vesting of RSUs from Net Share Withholding to the Sell-to-Cover method.

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
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. We did not repurchase any shares during the six months ended June 30, 2020. During the six months ended June 30, 2019, we repurchased on the open market 11.7 million shares for an aggregate purchase price of $397.6 million.
Pursuant to the Restructuring Plan announced on April 9, 2020, we are deferring share repurchases under our stock repurchase program indefinitely and did not repurchase any shares between the end of the second quarter and July 31, 2020.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission ("SEC") under the Securities Act.
Contractual Obligations
Revolving Credit Facility—In May 2020, we entered into the Credit Agreement, which provides for a three-year, $75.0 million senior unsecured revolving credit facility, including a letter of credit sub-limit of $25.0 million. In May 2020, we moved our letters of credit in an aggregate amount of approximately $21.5 million under the letter of credit sub-limit. See "Liquidity and Capital Resources" above for further detail.
Except as disclosed above, there have been no material changes to our contractual obligations and other commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020 and amended on April 29, 2020 (our "Annual Report").

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In early March 2020, COVID-19 — the disease caused by a novel strain of the coronavirus — was declared a global pandemic by the World Health Organization. Governments and municipalities around the world, including in the United States, have implemented extensive measures in an effort to control the spread of COVID-19, including travel restrictions, limitations on business activity, quarantines and shelter-in-place orders. These measures have had, and are continuing to have, significant macroeconomic impacts and have been particularly challenging for the small and medium-sized businesses ("SMBs") on which we rely. These circumstances are having a significant and ongoing adverse impact on our business and results of operations in turn. Following the significant drops in consumer engagement on our platform and demand for our advertising products that began at the end of the first quarter of 2020, we saw signs of stabilization in traffic and advertising budgets in the second quarter, but they remain below pre-COVID levels. As the pandemic continues, our business is exposed to a variety of risks, including:
•continued reduced demand for our products, lower retention rates, and increased challenges in or cost of acquiring new customers;
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
In light of the uncertainty and rapidly evolving situation relating to the spread of COVID-19, we took precautionary measures intended to minimize the risk of the virus to our employees and the communities in which we operate, such as migrating our workforce to work from home. Although we continue to monitor the situation and adjust our current policies as more information and public health guidance become available, our efforts to mitigate the impact of the pandemic on our business may not be effective and may exacerbate the direct impact of the pandemic by creating new operational challenges, such as:
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
It is not possible for us to estimate the duration or magnitude of the adverse results of the pandemic and its effects on our business, results of operations or financial condition at this time as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, health measures taken by governments and private industry in response to the pandemic may have a long-term adverse effect on the economy, and any protracted economic downturn would have significant negative effects on our business.
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
Our employee operations are complex and place substantial demands on management and our operational infrastructure. These operations may be negatively affected by a range of external factors that are not within our control, including catastrophic events, such as earthquakes or fires, and public health crises, such as the COVID-19 pandemic. Such factors may have a substantial impact on employee attendance or productivity, and the extent and duration of their impact are typically uncertain. For example, our rapid and broad-based shift to a remote working environment in connection with the COVID-19 pandemic has added to the complexity of our employee operations by creating productivity, connectivity and oversight challenges. Addressing these challenges could adversely affect our company culture and will require the attention of our executive team and other key employees, which could adversely affect our business. It is unclear when a return to our offices would be permitted or advisable, or what restrictions might be in place upon return. Similarly, we may experience inefficiencies, delays or disruptions in our business if any of our key employees or a significant portion of our workforce becomes ill due to COVID-19. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
To execute on our growth strategy, we will need to continue to increase the productivity of our current employees, many of whom have been with us for fewer than two years, and hire, train and manage new employees, which may be particularly difficult in a fully remote environment. In particular, we intend to resume making substantial investments in our engineering, sales and marketing organizations as soon as we are able given our current resource constraints. As a result, we will have to effectively integrate, develop and motivate a large number of new employees while maintaining the beneficial aspects of our company culture.

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
Our success depends on our ability to attract consumer traffic with valuable content, which in turn depends on the quantity and quality of the content provided by our users, as well as consumer perceptions of the relevance, helpfulness and reliability of that content. We may be unable to provide consumers with valuable information if our users do not contribute sufficient content or if our users remove content they previously submitted. For example, as consumer demand fluctuates in response to COVID-19 and measures implemented to control its spread, users may interact with fewer local businesses and thus have less firsthand information about them to contribute in reviews, ratings, tips and other content on our platform. This effect may be exacerbated to the extent that COVID-19 hinders our community management efforts. Users may also be unwilling to contribute content as a result of concerns that they may be harassed or sued by the businesses they review, instances of which have occurred in the past and may occur again in the future.
Consumers also may not find the content on our platform to be valuable if they do not perceive it as relevant, helpful or reliable. For example, information about the operations of many local businesses — such as hours of operation and services offered — has been subject to frequent change during the COVID-19 pandemic, making it difficult to ensure the information on business listing pages is accurate and up-to-date. Similarly, we do not phase out or remove dated reviews, and consumers may view older reviews as less relevant or reliable than more recent reviews. If the high concentration of reviews in our restaurants and shopping categories creates a perception that our platform is primarily limited to these categories, consumers may not believe that we can provide them with helpful information about businesses in other categories and seek that information elsewhere.
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
Our industry is rapidly evolving and intensely competitive; our ability to compete successfully and increase our revenue depends on our ability to continue to deliver innovative, relevant and useful products to our customers in a timely manner. As a result, we have invested, and expect to continue to invest, significant resources in developing products and services to drive traffic to our platform and engage our users. However, our ability to make such investments may be harmed due to financial constraints resulting from the impact of COVID-19 on our business, which may result in delays in planned product development or releases.
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
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies and market entrants. We face competition for users, content, and advertising and other customers, including from: online search engines and directories; traditional, offline business guides and directories; online and offline providers of consumer ratings, reviews and referrals; providers of online marketing and tools for managing and optimizing advertising campaigns; various forms of traditional offline advertising; restaurant reservation and seating tools; food ordering and delivery services; and home and/or local services-related platforms and offerings. Competition in the market for users and content as well as the advertising market may also intensify in the short- and medium-term during periods of reduced consumer demand as a result of the COVID-19 pandemic, which may lead to lower levels of content contribution and user engagement, and reductions in advertising spending in turn.
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
Our future also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, which may be more challenging as a result of the workforce reduction, furloughs and salary reductions we implemented as part of our Restructuring Plan. For example, we may have difficulty recruiting or retaining such personnel as a result of a perceived risk of future workforce and expense reductions. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring and retaining such personnel, particularly in the San Francisco Bay Area, where our headquarters is located and where the cost of living is high. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention; as a result, we may incur significant costs to attract them before we can validate their productivity. The financial constraints we face as a result of COVID-19 as well as the reduced capacity of our recruiting team following the implementation of our Restructuring Plan may also harm our competitiveness in these talent markets. Despite these current cash constraints, the incentives to attract, retain and motivate employees provided by our equity awards may not be as effective as in the past due to the maturity of our company, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. Volatility in the price of our common stock may also make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as employee morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.
*Consumers are increasingly accessing online services through a variety of platforms other than desktop computers, including mobile devices. If we are unable to operate effectively on such devices or our products for such devices are not compelling, our business could be adversely affected.
The number of people who access the Internet through devices other than desktop computers, including mobile phones, tablets, handheld computers, voice-assisted speakers, automobiles and television set-top devices, has increased dramatically in the past several years. We generate a substantial majority of our revenue from advertising delivered on mobile devices, and anticipate that this will continue to be the case for the foreseeable future. As a result, we must continue to drive adoption of and user engagement on our mobile platform, and on our mobile app in particular, which is less reliant on search results for traffic than our website. If we are unable to drive continued adoption of and engagement on our mobile app, our business may be harmed and we may be unable to decrease our reliance on traffic from Google and other search engines.
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
We rely heavily on Internet search engines, such as Google, to drive traffic to our platform through their unpaid search results and on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. Although search results and application marketplaces have allowed us to attract a large audience with low organic traffic acquisition costs to date, if they fail to drive sufficient traffic to our platform, we may need to increase our marketing spend to acquire additional traffic. For example, we saw substantial decreases in traffic to our restaurants category over the course of March 2020 as a result of changes in consumer behavior brought on by the COVID-19 pandemic. We typically rely on categories like restaurants that attract high levels of search engine and other traffic to drive traffic to categories that consumers interact with less frequently, such as home & local services, that support higher CPC ad prices. If this traffic pattern is disrupted for a prolonged period as a result of COVID-19 or otherwise, we may be forced to decrease our reliance on organic traffic and incur traffic acquisition costs. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and any increase in marketing expense may in turn harm our operating results.
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
Our revenue has also been negatively impacted as businesses reduce their advertising spending as a result of COVID-19 closures or restrictions; with the repeated extension of many shelter-in-place orders, the magnitude of this ongoing impact on our revenue is highly uncertain. Our efforts to support local businesses most impacted by the pandemic have included waiving advertising fees and providing free products and services, which further reduce our revenue. At the same time, our expenses are primarily fixed and it may be difficult for us to decrease them in the short term beyond reductions we have already implemented. We have also reversed certain cost reductions implemented through the Restructuring Plan with a view to supporting the business and positioning it to take advantage of investment opportunities that arise as the pandemic subsides and economic recovery begins. While we believe that our efforts to mitigate the financial impacts of the crisis will allow us to weather the pandemic under a range of scenarios, we may not be correct and, if recent trends persist for a significant period of time, we may not be able to generate sufficient revenue to regain profitability.
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

We are subject to a variety of laws in the United States and abroad that involve matters central to our business, including laws regarding privacy, data retention, breach notification requirements, distribution of user-generated content and consumer protection, among others. For example, because we receive, store and process personal information and other user data, including credit card information, we are subject to numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data. We are also subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results.
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
Privacy and data security laws in the United States are increasingly complex and changing rapidly. Many states have enacted laws regulating the online collection, use and disclosure of personal information and requiring companies to implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals and governmental entities of the occurrence of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly. States have also begun to introduce more comprehensive privacy legislation. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA and its implementing regulations give California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA created restrictions on “sales” of personal information that may restrict the use of cookies and similar technologies for advertising purposes. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. The CCPA itself will be expanded substantially if California voters approve a November 2020 ballot measure proposing enactment of the California Consumer Privacy Rights and Enforcement Act, which would, among other things, give consumers the ability to limit use of precise geolocation information and other data deemed to be sensitive; increase the maximum penalties threefold for violations concerning consumers under age 16; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines.
Privacy laws in other countries are also undergoing rapid change. Most notably, the European Union has adopted the General Data Protection Regulation (“GDPR”), which went into effect in May 2018 and introduced strict requirements for processing personal information. Among other obligations under the GDPR, organizations are required to give more detailed disclosures about how they collect, use and share personal information; maintain adequate data security measures; notify regulators and affected individuals of certain personal information breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ expanded data protection rights, including their rights to access, correct and delete their personal information. Companies that violate the GDPR can face private litigation, prohibitions on data processing and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. Further, the GDPR and other European data protection laws restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards. One of the primary safeguards allowing U.S. companies to import personal information from Europe has been the European Commission’s Standard Contractual Clauses. However, while the European Court of Justice of the European Union issued a decision in July 2020 that upheld the use of the Standard Contractual Clauses, they are no longer considered automatically sufficient safeguards for data transfers of personal information from Europe to the United States or most other countries. At present, other than undergoing the process of implementing Binding Corporate Rules, there are few other viable alternatives to the Standard Contractual Clauses on which we may continue to rely on for personal information transfers from Europe to the United States and other countries. Authorities in the United Kingdom may similarly issue guidance or take actions that preclude our use of the Standard Contractual Clauses. Furthermore, it is unclear whether transfers of personal information from Europe to the United Kingdom will remain lawful after December 31, 2020, when the transition period following the United Kingdom’s withdrawal from the European Union ends. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from Europe are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from Europe. In addition, we may be required to increase our data processing capabilities in Europe at significant expense. Other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency as well, which could increase the cost and complexity of operating our business.
Changes to privacy and data security laws could increase our administrative costs and make it more difficult for consumers to use our platform, resulting in less traffic and revenue. Such changes could also make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and less revenue. For example, if privacy legislation negatively impacts our ability to measure the effectiveness of our products, such as our ability to offer store-level attribution through integrations with third-party data partners, our ability to maintain and expand our base of advertisers will be harmed.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors and elsewhere in this Quarterly Report, factors that may cause volatility in our share price include:
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
•establish that our board of directors is divided into classes, with directors serving staggered terms, until our 2021 annual meeting of stockholders;
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
Our amended and restated certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware and the U.S. federal district courts will be the exclusive forums for the adjudication of certain disputes, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
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
This exclusive-forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act.
Furthermore, section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that the U.S. federal district courts will be the exclusive forum for resolving any compliant asserting a cause of action arising under the Securities Act.
While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in such other jurisdictions.
These exclusive-forum provisions further provide that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to such provisions and may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.
Future sales of our common stock in the public market could cause our share price to decline.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of June 30, 2020, we had 73,121,229 shares of common stock outstanding.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.2	7/8/2020
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
4.3	Description of Capital Stock.					X
10.1	Amendment to Equity Awards, effective as of April 7, 2020, by and between Jeremy Stoppelman and Yelp Inc.					X
10.2	Credit Agreement, dated as of May 5, 2020, by and between Yelp Inc. and Wells Fargo Bank, National Association.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

YELP INC.
Date:	August 7, 2020	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)