Form 10-Q
period 2020-09-30
YELP INC
filed 2020-11-06
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of October 30, 2020, there were 73,996,090 shares issued and outstanding of the registrant’s common stock, par value $0.000001 per share.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$590,789	$170,281
Short-term marketable securities	—	242,000
Accounts receivable (net of allowance for doubtful accounts of $11,316 and $7,686 at September 30, 2020 and December 31, 2019, respectively)	84,813	106,832
Prepaid expenses and other current assets	18,590	14,196
Total current assets	694,192	533,309
Long-term marketable securities	—	53,499
Property, equipment and software, net	105,488	110,949
Operating lease right-of-use assets	176,603	197,866
Goodwill	106,772	104,589
Intangibles, net	14,240	10,082
Restricted cash	826	22,037
Other non-current assets	40,829	38,369
Total assets	$1,138,950	$1,070,700
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$103,378	$72,333
Operating lease liabilities — current	54,396	57,507
Deferred revenue	4,731	4,315
Total current liabilities	162,505	134,155
Operating lease liabilities — long-term	155,297	174,756
Other long-term liabilities	5,520	6,798
Total liabilities	323,322	315,709
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value, 200,000,000 shares authorized – 73,976,487 and 71,185,468 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,358,804	1,259,803
Accumulated other comprehensive loss	(9,576)	(11,759)
Accumulated deficit	(533,600)	(493,053)
Total stockholders' equity	815,628	754,991
Total liabilities and stockholders' equity	$1,138,950	$1,070,700

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$220,807	$262,474	$639,738	$745,371
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,193	16,514	41,865	45,754
Sales and marketing	101,301	127,655	334,887	374,016
Product development	53,022	56,661	174,104	169,302
General and administrative	30,887	39,703	100,825	101,927
Depreciation and amortization	12,544	12,391	37,484	36,507
Restructuring	535	—	3,847	—
Total costs and expenses	211,482	252,924	693,012	727,506
Income (loss) from operations	9,325	9,550	(53,274)	17,865
Other income, net	399	3,063	3,277	11,645
Income (loss) before income taxes	9,724	12,613	(49,997)	29,510
Provision for (benefit from) income taxes	10,744	2,552	(9,484)	5,781
Net (loss) income attributable to common stockholders	$(1,020)	$10,061	$(40,513)	$23,729
Net (loss) income per share attributable to common stockholders
Basic	$(0.01)	$0.14	$(0.56)	$0.31
Diluted	$(0.01)	$0.14	$(0.56)	$0.30
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders
Basic	73,514	70,773	72,495	75,975
Diluted	73,514	73,712	72,495	79,315

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(1,020)	$10,061	$(40,513)	$23,729
Other comprehensive income (loss):
Foreign currency translation adjustments	2,269	(2,134)	2,183	(2,276)
Other comprehensive income (loss)	2,269	(2,134)	2,183	(2,276)
Comprehensive income (loss)	$1,249	$7,927	$(38,330)	$21,453

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2020
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of June 30, 2019	71,931,789	$—	$1,194,486	$(5,952)	$(11,163)	$(430,916)	$746,455
Issuance of common stock upon exercises of employee stock options	225,364	—	4,615	—	—	—	4,615
Issuance of common stock upon vesting of restricted stock units ("RSUs")	527,233	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	31,140	—	—	—	31,140
Shares withheld related to net share settlement of equity awards	—	—	(10,193)	—	—	—	(10,193)
Repurchases of common stock	—	—	—	(77,380)	—	—	(77,380)
Retirement of common stock	(2,484,463)	—	—	83,332	—	(83,332)	—
Foreign currency adjustments	—	—	—	—	(2,134)	—	(2,134)
Net income	—	—	—	—	—	10,061	10,061
Balance as of September 30, 2019	70,199,923	$—	$1,220,048	$—	$(13,297)	$(504,187)	$702,564

Balance as of June 30, 2020	73,121,229	$—	$1,325,745	$—	$(11,845)	$(532,580)	$781,320
Issuance of common stock upon exercises of employee stock options	63,031	—	812	—	—	—	812
Issuance of common stock upon vesting of RSUs	792,227	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	32,247	—	—	—	32,247
Foreign currency adjustments	—	—	—	—	2,269	—	2,269
Net loss	—	—	—	—	—	(1,020)	(1,020)
Balance as of September 30, 2020	73,976,487	$—	$1,358,804	$—	$(9,576)	$(533,600)	$815,628

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2020
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of December 31, 2018	81,996,839	$—	$1,139,462	$—	$(11,021)	$(52,923)	$1,075,518
Issuance of common stock upon exercises of employee stock options	399,320	—	8,276	—	—	—	8,276
Issuance of common stock upon vesting of RSUs	1,510,144	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	288,529	—	7,537	—	—	—	7,537
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	97,810	—	—	—	97,810
Shares withheld related to net share settlement of equity awards	—	—	(33,037)	—	—	—	(33,037)
Repurchases of common stock	—	—	—	(474,993)	—	—	(474,993)
Retirement of common stock	(13,994,909)	—	—	474,993	—	(474,993)	—
Foreign currency adjustments	—	—	—	—	(2,276)	—	(2,276)
Net income	—	—	—	—	—	23,729	23,729
Balance as of September 30, 2019	70,199,923	$—	$1,220,048	$—	$(13,297)	$(504,187)	$702,564

Balance as of December 31, 2019	71,185,468	$—	$1,259,803	$—	$(11,759)	$(493,053)	$754,991
Cumulative effect adjustment upon adoption of ASU 2016-13						(34)	(34)
Issuance of common stock upon exercises of employee stock options	285,388	—	3,606	—	—	—	3,606
Issuance of common stock upon vesting of RSUs	2,071,934	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	433,697	—	8,014	—	—	—	8,014
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	99,133	—	—	—	99,133
Shares withheld related to net share settlement of equity awards	—	—	(11,752)	—	—	—	(11,752)
Foreign currency adjustments	—	—	—	—	2,183	—	2,183
Net loss	—	—	—	—	—	(40,513)	(40,513)
Balance as of September 30, 2020	73,976,487	$—	$1,358,804	$—	$(9,576)	$(533,600)	$815,628

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net (loss) income attributable to common stockholders	$(40,513)	$23,729
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,484	36,507
Provision for doubtful accounts	26,802	15,259
Stock-based compensation	92,590	91,006
Noncash lease cost	31,545	31,379
Deferred income taxes	(6,505)	(673)
Other adjustments, net	1,316	(2,559)
Changes in operating assets and liabilities:
Accounts receivable	(4,783)	(29,395)
Prepaid expenses and other assets	1,552	(2,312)
Operating lease liabilities	(34,284)	(31,002)
Accounts payable, accrued liabilities and other liabilities	23,181	17,329
Net cash provided by operating activities	128,385	149,268
Investing Activities
Sales and maturities of marketable securities — available-for-sale	290,395	—
Purchases of marketable securities — held-to-maturity	(87,438)	(396,648)
Maturities of marketable securities — held-to-maturity	93,200	530,597
Release of escrow deposit	—	28,750
Purchases of property, equipment and software	(24,072)	(29,950)
Other investing activities	329	383
Net cash provided by investing activities	272,414	133,132
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	11,620	15,813
Repurchases of common stock	—	(474,993)
Taxes paid related to the net share settlement of equity awards	(12,557)	(32,784)
Other financing activities	(433)	—
Net cash used in financing activities	(1,370)	(491,964)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(132)	258
Change in cash, cash equivalents and restricted cash	399,297	(209,306)
Cash, cash equivalents and restricted cash — Beginning of period	192,318	354,835
Cash, cash equivalents and restricted cash — End of period	$591,615	$145,529
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$109	$5,702
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$2,168	$1,856
Tax liability related to net share settlement of equity awards included in accounts payable and accrued liabilities	$—	$896
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$11,833	$6,325

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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires certain types of financial instruments, including trade receivables and held-to-maturity investments measured at amortized cost, to be presented as the net amount expected to be collected based on historical events, current conditions and forecast information. The Company adopted and began applying ASU 2016-13 on January 1, 2020 by recording a cumulative-effect adjustment to retained earnings. This adjustment recorded an allowance related to expected credit losses on the Company's held-to-maturity debt securities, which was subsequently reversed upon its change in investment strategy in March 2020. This allowance took into consideration the composition and credit quality of the financial instruments, their respective historical credit loss activity, and reasonable and supportable economic forecasts and conditions at the time of adoption. The adoption did not have a material impact on the Company's consolidated financial statements.
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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash	$80,698	$43,581
Cash equivalents	510,091	126,700
Total cash and cash equivalents	$590,789	$170,281
Restricted cash	826	22,037
Total cash, cash equivalents and restricted cash	$591,615	$192,318
The increase in cash equivalents during the nine months ended September 30, 2020 was primarily driven by the Company's change in its investment strategy to preserve liquidity as a result of COVID-19. During the six months ended June 30, 2020, the Company sold securities prior to maturity for proceeds of $253.4 million and reinvested these funds along with $73.0 million from maturities and redemptions into money market funds, which are recorded as cash equivalents. See Note 4, "Marketable Securities" for further details.
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
In May 2020, the Company moved approximately $21.5 million of these letters of credit under a sub-limit included in its credit agreement with Wells Fargo Bank, National Association, which it entered into on May 5, 2020 (the "Credit Agreement"). Following this transfer, the restrictions on the Company's use of the bank deposits previously used to collateralize its letters of credit were lifted and, as a result, such funds are no longer classified as restricted cash. See Note 12, "Commitments and Contingencies" for further details on the Credit Agreement.
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of September 30, 2020 and December 31, 2019 as well as those held-to-maturity as of December 31, 2019 (in thousands):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$510,091	$—	$—	$510,091	$126,700	$—	$—	$126,700
Marketable securities:
Commercial paper	—	—	—	—	—	130,472	—	130,472
Corporate bonds	—	—	—	—	—	85,611	—	85,611
Agency bonds	—	—	—	—	—	79,750	—	79,750
Total cash equivalents and marketable securities	$510,091	$—	$—	$510,091	$126,700	$295,833	$—	$422,533

4. MARKETABLE SECURITIES
In March 2020, the Company changed its investment strategy in response to uncertainties resulting from the COVID-19 pandemic to allow for more flexibility in preserving liquidity. As a result of this change, the classification of the Company's investments changed from held-to-maturity to available-for-sale. The amortized cost of marketable securities transferred from held-to-maturity to available-for-sale was $300.2 million. As a result of the transfer, the Company reversed the allowance for credit loss that had been previously recorded upon adoption of ASU 2016-13 and measured the securities at fair value as of the transfer date by recording an immaterial allowance for credit loss to other income, net and the remaining adjustment as an immaterial unrealized loss recorded to other comprehensive income.
As a result of its change in investment strategy, the Company liquidated its investment portfolio, which consisted of available-for-sale short- and long-term marketable securities, for proceeds of $253.4 million during the six months ended June 30, 2020. The Company recorded an immaterial amount of net realized gains to other income, net and reinvested the proceeds from the sales, along with $73.0 million from maturities and redemptions of marketable securities, into money market funds.
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

The Company did not have any securities that were in an unrealized loss position as of September 30, 2020 due to the liquidation of its investment portfolio. The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2019, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$63,639	$(9)	$—	$—	$63,639	$(9)
Corporate bonds	20,979	(10)	—	—	20,979	(10)
Total	$84,618	$(19)	$—	$—	$84,618	$(19)
Prior to the adoption of ASU 2016-13, the Company periodically reviewed its investment portfolio for other-than-temporary impairment. The Company considered such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considered whether it was more likely than not that it would be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis could not be recovered as a result of credit losses. During the three and nine months ended September 30, 2019, the Company did not recognize any other-than-temporary impairment loss.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$9,612	$10,188
Other current assets	8,978	4,008
Total prepaid expenses and other current assets	$18,590	$14,196
As of September 30, 2020, other current assets consisted primarily of $4.7 million of income tax and payroll tax receivables.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Capitalized website and internal-use software development costs	$164,488	$140,886
Leasehold improvements	88,436	86,089
Computer equipment	46,049	43,626
Furniture and fixtures	18,271	18,403
Telecommunication	4,956	5,154
Software	1,687	1,687
Total	323,887	295,845
Less accumulated depreciation	(218,399)	(184,896)
Property, equipment and software, net	$105,488	$110,949
Depreciation expense was $11.9 million and $11.6 million for the three months ended September 30, 2020 and 2019, respectively, and $35.6 million and $33.9 million for the nine months ended September 30, 2020 and 2019, respectively.

7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2020 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value.
The changes in carrying amount of goodwill during the nine months ended September 30, 2020 were as follows (in thousands):

Balance as of December 31, 2019	$104,589
Effect of currency translation	2,183
Balance as of September 30, 2020	$106,772
Intangible assets at September 30, 2020 and December 31, 2019 consisted of the following (dollars in thousands):

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(3,571)	$6,347	8.0	years
Developed technology	7,709	(5,934)	1,775	1.5	years
Licensing agreements	6,129	(54)	6,075	9.4	years
Content	3,938	(3,938)	—	0.0	years
Domains and data licenses	2,869	(2,826)	43	2.0	years
Trademarks	877	(877)	—	0.0	years
User relationships	146	(146)	—	0.0	years
Total	$31,586	$(17,346)	$14,240

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(2,841)	$7,077	8.6	years
Developed technology	7,832	(4,959)	2,873	2.2	years
Content	3,814	(3,814)	—	0.0	years
Domain and data licenses	2,869	(2,748)	121	1.7	years
Trademarks	877	(872)	5	0.2	years
User relationships	146	(140)	6	0.2	years
Total	$25,456	$(15,374)	$10,082
During the three months ended September 30, 2020, the Company recorded an intangible asset of $6.1 million related to a licensing agreement that was entered into with a third party. The Company accounted for this transaction as an asset acquisition of an intangible asset and will amortize the licensing agreement on a straight-line basis over its estimated useful life of 9.5 years.
Amortization expense was $0.6 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $1.8 million and $2.6 million for the nine months ended September 30, 2020 and 2019, respectively.
No impairment charge was recorded during the three months ended September 30, 2020. The Company recorded an immaterial impairment charge related to developed technology during the three months ended March 31, 2020. No changes to the useful lives of any intangible assets were made.

As of September 30, 2020, the estimated future amortization of purchased intangible assets for (i) the remaining three months of 2020, (ii) each of the succeeding five years, and (iii) thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2020 (from October 1, 2020)	$719
2021	2,848
2022	1,676
2023	1,359
2024	1,353
2025	1,353
Thereafter	4,932
Total amortization	$14,240

8. LEASES
The components of lease cost, net for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$13,714	$13,544	$41,512	$40,878
Short-term lease cost (12 months or less)	369	291	1,070	938
Sublease income	(1,954)	(1,475)	(5,868)	(2,764)
Total lease cost, net	$12,129	$12,360	$36,714	$39,052
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company's right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
The Company has subleased certain office facilities under operating lease agreements that expire in 2025. The sublease agreements do not contain any options to renew. The Company recognizes a majority of the sublease rental income as a reduction in rent expense on a straight-line basis over the lease period, with any sublease income in excess of the original lease cost recorded to other income, net.
Supplemental cash flow information related to leases for the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,181	$42,323

As of September 30, 2020, maturities of lease liabilities for (i) the remaining three months of 2020, (ii) each of the succeeding five years, and (iii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2020 (from October 1, 2020)	$14,858
2021	52,067
2022	46,400
2023	43,495
2024	41,263
2025	22,316
Thereafter	24,009
Total minimum lease payments	244,408
Less imputed interest	(34,715)
Present value of lease liabilities	$209,693
As of September 30, 2020 and December 31, 2019, the weighted-average remaining lease terms and weighted-average discount rates were as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years) — operating leases	5.2	5.5
Weighted-average discount rate — operating leases	6.0%	6.1%

In October 2020, the Company entered into a lease agreement for an office facility in Toronto, Canada for which the lease term is expected to commence in 2021 and expire in 2031. The Company expects to classify this as an operating lease and, as of September 30, 2020, expected to recognize operating lease cost of approximately $9.0 million over the life of the lease.

9. OTHER NON-CURRENT ASSETS
Other non-current assets as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred tax assets	$26,590	$20,054
Deferred contract costs	11,250	15,138
Other non-current assets	2,989	3,177
Total other non-current assets	$40,829	$38,369
Deferred contract costs as of September 30, 2020 and December 31, 2019, and changes in deferred contract costs during the nine months ended September 30, 2020, were as follows (in thousands):

Nine Months Ended September 30, 2020
Balance, beginning of period	$15,138
Add: costs deferred on new contracts	8,960
Less: amortization recorded in sales and marketing expenses	(12,848)
Balance, end of period	$11,250
In accordance with its deferred contract costs accounting policy, the Company performs a quantitative update of the expected customer lives at least annually and reviews for any significant change on a quarterly basis based on both qualitative and quantitative factors, including product life cycle attributes and customer retention historical data. Due to the impact of the COVID-19 pandemic, the Company concluded that the useful lives of deferred contract costs had a range of up to 26 months as of March 31, 2020, down from 32 months as of December 31, 2019. As a result, additional amortized commission expense of $3.4 million was recorded in sales and marketing expenses during the three months ended March 31, 2020.

Following an observed improvement in customer retention and a reduction in customer delinquencies in the three months ended September 30, 2020, the Company's updated expected customer life calculation as of September 30, 2020 indicated that the useful lives of deferred contract costs had returned to a range of up to 32 months, reflecting the expected lives observed before the COVID-19 pandemic.
10. CONTRACT BALANCES
The allowance for doubtful accounts as of September 30, 2020 and 2019 and changes in the allowance for doubtful accounts during the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$7,686	$8,685
Add: provision for doubtful accounts	26,802	15,259
Less: write-offs, net of recoveries	(23,172)	(16,165)
Balance, end of period	$11,316	$7,779
The net increase in the allowance for doubtful accounts in the nine months ended September 30, 2020 was primarily related to an anticipated increase in customer delinquencies due to the COVID-19 pandemic. In calculating the allowance for doubtful accounts as of September 30, 2020, the Company considered expectations of probable credit losses associated with the COVID-19 pandemic based on observed trends to date in cancellations, observed changes to date in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
As of September 30, 2020, deferred revenue was $4.7 million, the majority of which is expected to be recognized as revenue in the subsequent three-month period ending December 31, 2020. Changes in deferred revenue during the nine months ended September 30, 2020 were as follows (in thousands):

Nine Months Ended September 30, 2020
Balance, beginning of period	$4,315
Less: recognition of deferred revenue from beginning balance	(3,713)
Add: net increase in current period contract liabilities	4,129
Balance, end of period	$4,731
No other contract assets or liabilities are recorded on the Company's condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable	$10,614	$6,002
Employee related liabilities	60,986	41,488
Accrued sales and marketing expenses	3,601	2,982
Taxes payable	4,988	3,695
Accrued cost of revenue	5,640	7,208
Other accrued liabilities	17,549	10,958
Total accounts payable and accrued liabilities	$103,378	$72,333

The net increase in accounts payable and accrued liabilities during the nine months ended September 30, 2020 was primarily driven by a $19.5 million increase in employee-related liabilities, which comprised a $10.6 million deferment of employer social security taxes related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to be paid in 2021 and a $6.0 million increase in accrued vacation costs as employees took less time off during the nine month period due to the COVID-19 pandemic.
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
While the outcome of claims cannot be predicted with certainty, the Company does not believe that the outcome of any claims under the indemnification arrangements will have a material effect on the Company’s business, financial position, results of operations or cash flows.
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
The Company is required to pay a fee that accrues at 0.70% per annum on the undrawn portion of any letter of credit, payable quarterly in arrears. In May 2020, the Company moved letters of credit in an aggregate amount of approximately $21.5 million under the letter of credit sub-limit, which reduced the amount it can borrow under the revolving credit facility. Approximately $53.5 million remained available under the revolving credit facility as of September 30, 2020.
The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of September 30, 2020. See "Liquidity and Capital Resources" included under Part II, Item 2 in this Quarterly Report for additional information on the covenants included in the Credit Agreement.

13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	September 30, 2020		December 31, 2019
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	73,976,487	200,000,000	71,185,468
Undesignated preferred stock	10,000,000	—	10,000,000	—
Stock Repurchase Program
In July 2017, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. The Company's board of directors authorized the Company to repurchase up to an additional $250.0 million of its outstanding common stock in each of November 2018, February 2019 and January 2020, bringing the total amount of authorized repurchases to $950.0 million as of September 30, 2020, $269.0 million of which remains available. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
The Company did not repurchase any shares during the nine months ended September 30, 2020. Pursuant to the restructuring plan announced on April 9, 2020 (the "Restructuring Plan"), the Company suspended share repurchases under the stock repurchase program. On November 5, 2020, the Company announced its plans to resume repurchases as early as the fourth quarter of 2020, depending on market and economic conditions. See Note 18, "Restructuring" for further details on the Restructuring Plan.
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
Stock Options
Stock options granted under the 2012 Plan are granted at a price per share not less than the fair value of a share of the Company’s common stock on the grant date. Options granted to date generally vest over a three- or four-year period, on one of three schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter; (b) 10% vesting over the first year, 20% vesting over the second year, 30% vesting over the third year and 40% vesting over the fourth year; or (c) ratably on a monthly basis. Options granted are generally exercisable for contractual terms of up to 10 years. The Company issues new shares when stock options are exercised.

A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	6,210,385	$25.10	4.3	$75,805
Granted	146,500	31.42
Exercised	(285,388)	12.64
Canceled	(182,616)	47.34
Outstanding at September 30, 2020	5,888,881	$25.17	3.9	$21,260
Options vested and exercisable at September 30, 2020	5,199,107	$23.63	3.4	$21,260
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.7 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively, and $5.1 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively.
The weighted-average grant date fair value of options granted was $7.61 per share for the three months ended September 30, 2020. There were no options granted in the three months ended September 30, 2019. The weighted-average grant date fair value of options granted was $9.69 and $17.64 per share for the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, total unrecognized compensation costs related to nonvested stock options were approximately $10.6 million, which the Company expects to recognize over a weighted-average time period of 2.1 years.
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
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to a four-year, quarterly vesting schedule ("2020 Time-Based Vesting Schedule"). The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March 15, 2021. On the quarterly vest date immediately following such determination, the eligible shares, if any, will vest to the extent that the employee has met the 2020 Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the 2020 Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of September 30, 2020 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the three and nine months ended September 30, 2020 for the PRSUs that it expected to vest.

As the PRSU activity during the nine months ended September 30, 2020 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	7,625,584	$36.51
Granted	3,424,706	32.69
Vested(1)	(2,411,208)	36.80
Canceled	(1,391,090)	36.56
Nonvested at September 30, 2020	7,247,992	$34.60
(1) Includes 339,274 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs that vested during the nine months ended September 30, 2020 and 2019 was $64.1 million and $84.9 million, respectively. As of September 30, 2020, the Company had approximately $229.3 million of unrecognized stock-based compensation expense related to RSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.5 years.
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
There were no shares purchased by employees under the ESPP in the three months ended September 30, 2020 and 2019. There were 433,697 shares purchased by employees under the ESPP at a weighted-average price of $18.48 in the nine months ended September 30, 2020. There were 288,529 shares purchased by employees under the ESPP at a weighted-average price of $26.12 in the nine months ended September 30, 2019. The Company recognized stock-based compensation expense related to the ESPP of $0.6 million and $0.7 million in the three months ended September 30, 2020 and 2019, respectively, and $1.9 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$849	$1,054	$2,835	$3,415
Sales and marketing	7,196	7,683	22,194	23,143
Product development	15,551	15,250	50,133	46,572
General and administrative	6,659	5,249	17,428	17,876
Total stock-based compensation recorded to income (loss) before income taxes	30,255	29,236	92,590	91,006
Provision for (benefit from) income taxes	378	(7,661)	(23,831)	(23,766)
Total stock-based compensation recorded to net (loss) income	$30,633	$21,575	$68,759	$67,240

The Company capitalized $2.6 million and $2.6 million of stock-based compensation expense as website development costs in the three months ended September 30, 2020 and 2019, respectively, and $7.1 million and $7.6 million in the nine months ended September 30, 2020 and 2019, respectively.
14. OTHER INCOME, NET
Other income, net for the three and nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income, net	$7	$2,830	$2,304	$10,946
Transaction gain (loss) on foreign exchange	28	(20)	(32)	93
Other non-operating income, net	364	253	1,005	606
Other income, net	$399	$3,063	$3,277	$11,645

15. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The benefit from income taxes for the nine months ended September 30, 2020 was $9.5 million, which was due to $17.1 million of U.S. federal, state and foreign income tax benefit, offset by $7.6 million of net discrete tax expense primarily related to stock-based compensation. The provision for income taxes for the nine months ended September 30, 2019 was $5.8 million, which was due to $5.5 million of U.S. federal, state and foreign income tax expense and $0.3 million of net discrete tax expense.
On March 27, 2020, the CARES Act was signed into law. The CARES Act includes, among other items, provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.
The CARES Act allows losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years and to offset 100% of regular taxable income. Additionally, the CARES Act accelerates the Company’s ability to receive refunds of alternative minimum tax credits generated in prior tax years.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three and nine months ended September 30, 2020, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by non-deductible expenses. For the three and nine months ended September 30, 2019, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits and non-deductible expenses.
As of September 30, 2020, the total amount of gross unrecognized tax benefits was $46.8 million, $20.0 million of which was subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three and nine months ended September 30, 2020, the Company recorded an immaterial amount of interest and penalties.
As of September 30, 2020, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $5.7 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to un-remitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2014 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 30, 2020, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by an immaterial amount over the next 12 months.
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
The following table presents the calculation of basic and diluted net (loss) income per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net (loss) income per share:
Net (loss) income	$(1,020)	$10,061	$(40,513)	$23,729
Shares used in computation:
Weighted-average common shares outstanding	73,514	70,773	72,495	75,975
Basic net (loss) income per share attributable to common stockholders	$(0.01)	$0.14	$(0.56)	$0.31

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Diluted net (loss) income per share:
Net (loss) income	$(1,020)	$10,061	$(40,513)	$23,729
Shares used in computation:
Weighted-average common shares outstanding	73,514	70,773	72,495	75,975
Stock options	—	2,345	—	2,429
Restricted stock units	—	478	—	870
Employee stock purchase program	—	116	—	41
Number of shares used in diluted calculation	73,514	73,712	72,495	79,315
Diluted net (loss) income per share attributable to common stockholders	$(0.01)	$0.14	$(0.56)	$0.30
The following stock-based instruments were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	5,889	2,718	5,889	2,629
Restricted stock units	7,248	2,718	7,248	2,530
ESPP	228	—	228	—

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
Net Revenue
The following table presents the Company’s net revenue by major product line for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue by product:
Advertising	$211,167	$253,098	$613,493	$717,973
Transactions	4,412	3,074	11,019	9,528
Other services	5,228	6,302	15,226	17,870
Total net revenue	$220,807	$262,474	$639,738	$745,371
During the three and nine months ended September 30, 2020 and 2019, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which revenue is recognized, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
During the three and nine months ended September 30, 2020, the Company offered a number of relief incentives totaling $2.9 million and $20.8 million, respectively, to advertising and other services customers most impacted by the COVID-19 pandemic. These incentives were primarily in the form of waived advertising fees and waived subscription fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the three and nine months ended September 30, 2020 accordingly. During the nine months ended September 30, 2020, the Company also paused certain advertising campaigns that were scheduled to run from April to May 2020 and offered certain free advertising products during those months with a total value of $14.5 million. All paused advertising campaigns that were not cancelled by customers resumed by the end of May 2020.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$218,563	$258,820	$632,360	$735,169
All other countries	2,244	3,654	7,378	10,202
Total net revenue	$220,807	$262,474	$639,738	$745,371

Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	September 30, 2020	December 31, 2019
United States	$101,335	$109,849
All other countries	4,153	1,100
Total long-lived assets	$105,488	$110,949

18. RESTRUCTURING
On April 9, 2020, the Company announced the Restructuring Plan to help manage the near-term financial impacts of the COVID-19 pandemic. In addition to reductions and deferrals in spending, the Restructuring Plan’s cost-cutting measures included workforce reductions affecting approximately 1,000 employees and furloughs affecting approximately 1,100 additional employees, as well as salary reductions and reduced-hour work weeks. For further details on the Restructuring Plan, refer to the Company's Current Report on Form 8-K filed with the SEC on April 9, 2020. On July 13, 2020, the Company announced an additional workforce reduction (separate from the Restructuring Plan) affecting approximately 60 employees.
During the three months ended September 30, 2020, the Company restored reduced salaries and returned many of its furloughed employees.
The Company incurred $0.5 million and $3.8 million in restructuring costs during the three and nine months ended September 30, 2020, respectively, in connection with terminations under the Restructuring Plan and additional workforce reduction, which represent expenditures for severance, payroll taxes and related benefits costs. These costs were recorded as restructuring expenses on the Company's condensed consolidated statements of operations. Additional costs related to supporting furloughed employees incurred during the three and nine months ended September 30, 2020 were excluded from restructuring expenses and recorded in operating expenses. The Company paid substantially all the costs incurred in connection with the terminations under the Restructuring Plan and additional workforce reduction as of September 30, 2020 and does not expect to incur any material additional costs in connection with these terminations.

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
Overview
As a trusted local resource, we deliver significant value to both consumers and businesses by helping each discover and interact with the other. Our unrivaled content helps consumers save time and money. Our advertising and other products help business owners increase their visibility and connect with our large audience of purchase-oriented consumers. Our comprehensive, mobile-first platform offers reservation and waitlist, food-ordering and quote request capabilities, among many other opportunities for consumers to engage with businesses, in addition to the 154.6 million recommended reviews available as of September 30, 2020.
We derive substantially all of our revenue from the sale of advertising products. In the three months ended September 30, 2020, our net revenue was $220.8 million, which represented a decrease of 16% from the three months ended September 30, 2019, and we recorded a net loss of $1.0 million and adjusted EBITDA of $52.7 million. In the nine months ended September 30, 2020, our net revenue was $639.7 million, which represented a decrease of 14% from the nine months ended September 30, 2019, and we recorded a net loss of $40.5 million and adjusted EBITDA of $80.6 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income (loss), see "Non-GAAP Financial Measures" below.
Following the substantial reductions in consumer engagement and non-term advertising budgets we experienced in March and April 2020 due to the COVID-19 pandemic, our traffic and revenue generally improved over the remainder of the second quarter. These positive trends continued into the third quarter of 2020, with revenue growing 31% and traffic (measured by page views and searches) growing 40% sequentially from the second quarter. These improvements gave us the confidence to reverse certain cost-saving measures we implemented in the restructuring plan we announced in April (the "Restructuring Plan") by returning many furloughed employees and restoring reduced salaries.
Although performance by category continued to vary according to the extent to which categories were impacted by physical distancing measures, harder-hit categories such as restaurants showed marked improvement as restrictions eased and consumers and businesses adapted. We demonstrated adaptability and resilience as well in the third quarter as our leaner, fully remote team continued to support our communities through the pandemic and execute on our long-term strategic initiatives:

•Supporting Consumers and Local Businesses During COVID-19. As restrictions on dine-in services eased, consumers returned to restaurants in the third quarter and we pivoted our efforts from providing restaurants with relief to assisting with their return accordingly. Diners seated via Yelp Reservations and Waitlist increased by more than three times from the second to the third quarter, and we continued to promote take-out and delivery orders. The importance of the Health & Safety Measures component we introduced as part of our COVID-19 features was clear as dine-in customers returned to restaurants; the feature, which allows businesses to communicate their COVID-19 precautions and consumers to report on their implementation, had more than 700,000 active locations at the end of October.
•Evolving Our Go-to-Market Capability. The pandemic has accelerated our reallocation of resources from local sales headcount to investment in business-facing products as we have worked to drive more of our revenue from small and medium-sized businesses (“SMBs”) through our self-serve channel. At the end of the third quarter, our local sales force was almost 45% smaller than at the beginning of 2020; with our productive veteran sales reps comprising a greater percentage of the team, however, efficiency improved. At the same time, our product investments helped our self-serve channel — with its attractive economics and retention rate — achieve a near record-level of acquisitions in the third quarter, accounting for 40% of all SMB acquisitions in the quarter.
•Winning in Key Categories. Our strategic product investments in home & local services, our largest revenue category, drove category revenue to return to positive year-over-year growth in the third quarter. We increased the percentage of monetized leads in this category to 20% through ad system improvements and new advertising formats. We also improved the Request-A-Quote product experience for businesses with updated questionnaires and new scheduling capabilities. Consumer usage of Request-A-Quote grew by a mid-teens percentage compared to the third quarter of 2019.
•Expanding Our Product Offerings. We remain focused on expanding our product offerings to meet each business's unique attributes and needs. In the third quarter, we launched Nearby Jobs, a new paid offering that provides businesses in home & local services with access to a feed of relevant job requests in their area. Businesses have the ability to decide which requests they respond to, providing advertisers in this important category with more control over their leads.
•Capturing the Multi-location Opportunity. The success of our initiatives to foster relationships with and invest in additional advertising solutions for multi-location businesses was evident in the third quarter as many multi-location customers who received relief returned as paying customers. These returning customers drove a 34% sequential increase in paying advertising locations. Our national sales team, which we maintained throughout the pandemic, also began offering our Connect product to multi-location advertisers as part of a bundled offering, resulting in more than 50,000 active locations at the end of the third quarter.
Although the number of COVID-19 cases continues to fluctuate and the course of economic recovery remains uncertain, our performance in the third quarter strengthens our confidence in our ability to operate in a challenging environment. We also believe the actions we have taken over the previous months will continue to benefit us into the future: our focus on sales efficiency and a strategic product roadmap has improved the foundation of our business, while our commitment to supporting consumers and local businesses has built relationships with these important communities. As a result, we plan to continue investing strategically, including by growing our multi-location sales team as well as increasing our product investments in our self-serve channel and home & local services category. We expect this investment philosophy, together with the return of many furloughed employees and the restoration of reduced salaries, to increase operating expenses for the foreseeable future.
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
As of September 30, 2020, approximately 202.4 million reviews were available on business listing pages, including approximately 47.8 million reviews that were not recommended, after 17.3 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands, except percentages):

	As of September 30,		% Change
	2020	2019
Reviews	219,650	199,309	10%

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
To the extent that the COVID-19 pandemic negatively impacts consumer demand, we expect our traffic to be negatively impacted in turn, as was the case in the three months ended September 30, 2020. Due to the uncertainty around COVID-19 and the duration of physical distancing measures and shelter-in-place orders, we expect our traffic to be volatile in the near term, although we are unable to predict the duration or degree of such volatility with any certainty.
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
The following table presents app unique devices for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		% Change
	2020	2019
App Unique Devices	32,000	37,662	(15)%
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
The following table presents our web traffic for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		% Change
	2020	2019
Desktop Unique Visitors	43,401	62,427	(30)%
Mobile Web Unique Visitors	54,813	80,590	(32)%
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
The table set forth below presents the number of active claimed local business locations as of the dates presented (in thousands, except percentages). The number of active claimed local business locations as of September 30, 2019 has been updated to reflect our current methodology for calculating active claimed local business locations.

	As of September 30,		% Change
	2020	2019
Active Claimed Local Business Locations	5,259	4,749	11%

Paying Advertising Locations
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period.
The following table presents the number of paying advertising locations during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		% Change
	2020	2019
Paying Advertising Locations	507	563	(10)%

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
We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, the incremental borrowing rate used in adopting Accounting Standards Update No. 2016-02, "Leases (Topic 842)," business combinations, allowance for doubtful accounts, income taxes and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on these and our other significant accounting policies, see Note 1, "Description of Business and Basis for Presentation," of the Notes to Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.

Results of Operations
The following table sets forth our results of operations for the periods indicated and as a percentage of net revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2020 or any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change(1)	2020	2019	$ Change	% Change(1)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising	$211,167	$253,098	$(41,931)	(17)%	$613,493	$717,973	$(104,480)	(15)%
Transactions	4,412	3,074	1,338	44%	11,019	9,528	1,491	16%
Other services	5,228	6,302	(1,074)	(17)%	15,226	17,870	(2,644)	(15)%
Total net revenue	220,807	262,474	(41,667)	(16)%	639,738	745,371	(105,633)	(14)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	13,193	16,514	(3,321)	(20)%	41,865	45,754	(3,889)	(8)%
Sales and marketing	101,301	127,655	(26,354)	(21)%	334,887	374,016	(39,129)	(10)%
Product development	53,022	56,661	(3,639)	(6)%	174,104	169,302	4,802	3%
General and administrative	30,887	39,703	(8,816)	(22)%	100,825	101,927	(1,102)	(1)%
Depreciation and amortization	12,544	12,391	153	1%	37,484	36,507	977	3%
Restructuring	535	—	535	NM(2)	3,847	—	3,847	NM(2)
Total costs and expenses	211,482	252,924	(41,442)	(16)%	693,012	727,506	(34,494)	(5)%
Income (loss) from operations	9,325	9,550	(225)	(2)%	(53,274)	17,865	(71,139)	(398)%
Other income, net	399	3,063	(2,664)	(87)%	3,277	11,645	(8,368)	(72)%
Income (loss) before income taxes	9,724	12,613	(2,889)	(23)%	(49,997)	29,510	(79,507)	(269)%
Provision for (benefit from) income taxes	10,744	2,552	8,192	321%	(9,484)	5,781	(15,265)	(264)%
Net (loss) income	$(1,020)	$10,061	$(11,081)	(110)%	$(40,513)	$23,729	$(64,242)	(271)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Percentage change is not meaningful.
Three and Nine Months Ended September 30, 2020 and 2019
Net Revenue
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
Advertising revenue for the three and nine months ended September 30, 2020 decreased compared to the prior-year periods primarily due to the COVID-19 pandemic and the resulting shelter-in-place orders, which forced many of our customers to reduce their advertising budgets, particularly those in our restaurants and nightlife categories. During the three and nine months ended September 30, 2020, we also provided a number of relief incentives totaling $0.2 million and $13.2 million, respectively, to advertising customers most impacted by COVID-19. These incentives were primarily in the form of waived advertising fees, which reduced net revenue recognized in the three and nine months ended September 30, 2020 accordingly. During the nine months ended September 30, 2020, we also paused certain advertising campaigns that were scheduled to run from April to May 2020 and offered free advertising products during those months with a total value of $14.5 million. All paused advertising campaigns that were not cancelled by the customers resumed by the end of May 2020.
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

Transactions revenue for the three and nine months ended September 30, 2020 increased compared to the prior-year periods due to an increase in food take-out and delivery orders as a result of the COVID-19 pandemic, which forced many restaurants to eliminate or reduce dine-in services.
Other Services. We generate revenue through our subscription services, which include our Yelp Reservations, Yelp Waitlist and other subscription products. We also generate revenue through our Yelp Knowledge program, which provides access to Yelp data for a licensing fee, as well as other non-advertising related partnerships.
Other services revenue for the three and nine months ended September 30, 2020 decreased compared to the prior-year periods primarily due to relief incentives that we provided to our customers of $2.7 million and $7.6 million, respectively, mostly in the form of waived subscriptions fees.
Trends and Uncertainties of Net Revenue. We saw encouraging signs of recovery in both traffic and advertising budgets over the course of the three months ended September 30, 2020 compared to the three months ended June 30, 2020. As shelter-in-place restrictions eased and many of our customers resumed their advertising campaigns after receiving relief incentives, advertising revenue increased by 30% and paying advertising locations increased by 34% in the three months ended September 30, 2020 compared to the three months ended June 30, 2020. Additionally, other services revenue increased by 85% sequentially in the three months ended September 30, 2020 as restrictions on dine-in restaurant services eased nationwide, leading customers to restart their Yelp Reservations and Yelp Waitlist subscription products.
Despite these signs of recovery, the extent and duration of the impact of the COVID-19 pandemic on net revenue continues to be uncertain. Based on third quarter trends, we currently expect net revenue in the three months ending December 31, 2020 to remain relatively consistent with the three months ended September 30, 2020. However, demand for our products will continue to depend on the pace at which local economies reopen, which may fluctuate or even reverse in response to local resurgences of COVID-19 cases. Additionally, we expect fourth quarter revenue to be subject to a higher degree of volatility than other quarters due to a variety of seasonal dynamics.
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
Cost of revenue decreased during the three and nine months ended September 30, 2020 compared to the prior-year periods, primarily due to decreases in website infrastructure expense of $2.4 million and $4.1 million, respectively, as a result of lower traffic and cost-cutting measures. Merchant credit card fees also decreased in the three and nine months ended September 30, 2020 by $0.8 million and $1.5 million, respectively, due to fewer transactions as a result of our lower advertising revenue. The decrease in the nine-month period compared to the prior year was partially offset by an increase in advertising fulfillment costs of $2.4 million, driven by expanded efforts to syndicate advertising budgets on third-party sites.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission expense and stock-based compensation expense) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated facilities and other supporting overhead costs.
Sales and marketing expenses decreased during the three and nine months ended September 30, 2020 compared to the prior-year periods, mainly due to reductions in employee costs of $22.9 million and $28.6 million, respectively, primarily as a result of lower sales headcount following the terminations and furloughs associated with the Restructuring Plan. During the three and nine months ended September 30, 2020, allocated workplace costs also decreased by $3.7 million and $8.5 million, respectively, due to lower office operating costs as a result of our office closures. Marketing expenses also decreased by $2.1 million in the nine months ended September 30, 2020 due to scaled back advertising expenditures.
Product Development. Our product development expenses primarily consist of employee costs (including stock-based compensation expense, net of capitalized employee costs associated with capitalized website and internal-use software development) for our engineers, product management and corporate infrastructure employees. In addition, product development expenses include allocated workplace and other supporting overhead costs.
Product development expenses decreased during the three months ended September 30, 2020 compared to the prior-year period primarily due to a decrease of $2.8 million in employee costs driven by lower headcount as well as reduced-hour work weeks implemented as part of the Restructuring Plan.

The increase in product development expenses during the nine months ended September 30, 2020 compared to the prior-year period was primarily attributable to $6.0 million of additional employee costs associated with higher headcount in the three months ended March 31, 2020 compared to the prior year as we developed new and enhanced business-owner products as well as enhancements to the consumer experience.
General and Administrative. Our general and administrative expenses primarily consist of employee costs (including stock-based compensation expense) for our executive, finance, user operations, legal, people operations and other administrative employees. Our general and administrative expenses also include provision for doubtful accounts, consulting costs, as well as workplace and other supporting overhead costs.
General and administrative expenses decreased during the three and nine months ended September 30, 2020 compared to the prior-year periods, primarily reflecting $7.1 million of fees related to shareholder activism incurred during the prior year.
During the nine months ended September 30, 2020, employee and consulting costs decreased by $3.8 million, driven by lower headcount following the terminations and furloughs associated with the Restructuring Plan and other workforce reductions. During the nine-month period, allocated workplace costs also decreased by $1.8 million due to lower office operating costs as a result of our office closures.
The decrease in general and administrative expenses during the nine-month period compared to the prior year was partially offset by an increase in the provision for doubtful accounts of $11.5 million resulting from an anticipated increase in customer delinquencies due to the COVID-19 pandemic.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
The increases in depreciation and amortization during the three and nine months ended September 30, 2020 were primarily attributable to higher depreciation expense associated with capitalized website and internal use software development costs as we invested in additional features for consumers and business-owner products.
Restructuring. On April 9, 2020, we announced the Restructuring Plan to help manage the near-term financial impacts of the COVID-19 pandemic. On July 13, 2020, we announced an additional workforce reduction. We incurred $0.5 million and $3.8 million in restructuring costs during the three and nine months ended September 30, 2020, which consisted of severance, payroll taxes and related benefits costs for terminated employees. The additional costs we incurred during the three and nine months ended September 30, 2020 to support furloughed employees are excluded from restructuring expenses and are recorded in operating expenses in the consolidated statements of operations. No further material expense in connection with terminations is expected. No goodwill, intangibles or other long-lived assets were impaired as a result of the Restructuring Plan.
See Note 18, "Restructuring" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
Trends and Uncertainties of Costs and Expenses. A majority of our expenses, particularly employee related costs, increased during the three months ended September 30, 2020 compared to the three months ended June 30, 2020. We restored reduced salaries, welcomed the return of many of our furloughed employees and resumed hiring new employees during the three months ended September 30, 2020. With the staggered return of many furloughed employees completed in October and our increasing investments in our products, we expect costs and expenses to increase during the three months ending December 31, 2020 compared to the three months ended September 30, 2020. However, the extent of the increase during the three months ended December 31, 2020, and the impact to costs and expenses beyond that period is currently uncertain and will depend on the continued impacts of the COVID-19 pandemic and the pace of economic recovery, particularly for local businesses.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, the portion of our sublease income in excess of our lease cost, and foreign exchange gains and losses.
Other income, net decreased during the three and nine months ended September 30, 2020 compared to the prior-year periods primarily due to the change in our investment strategy to reduce our holdings of marketable securities in favor of money market funds, which offer lower interest rates. We changed our strategy to preserve liquidity as a result of the uncertainties surrounding the COVID-19 pandemic and its impact on our business. For more information on this change, see "Liquidity and Capital Resources" below as well as Note 4, "Marketable Securities" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report. We expect other income, net to be lower for the remainder of 2020 compared to 2019 as a result of this change.

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
The provision for income taxes in the three months ended September 30, 2020 reflected a decrease in pre-tax losses. As a result of such decrease, we did not recognize any benefits from the net operating losses generated in 2020 that can be carried back to tax years with a 35.0% tax rate as permitted under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") as of September 30, 2020. The CARES Act was enacted on March 27, 2020 in response to the COVID-19 pandemic. See Note 15, "Income Taxes" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail. The provision for income taxes for the three months ended September 30, 2019 reflected the pre-tax income in that period. The increase in the benefit from income taxes in the nine months ended September 30, 2020 was primarily due to year-to-date pre-tax losses.
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
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as restructuring costs and fees related to shareholder activism; and
•other companies, including companies in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as restructuring costs and fees related to shareholder activism.
The following is a reconciliation of net (loss) income to EBITDA and adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA:
Net (loss) income	$(1,020)	$10,061	$(40,513)	$23,729
Provision for (benefit from) income taxes	10,744	2,552	(9,484)	5,781
Other income, net	(399)	(3,063)	(3,277)	(11,645)
Depreciation and amortization	12,544	12,391	37,484	36,507
EBITDA	21,869	21,941	(15,790)	54,372
Stock-based compensation	30,255	29,236	92,590	91,006
Fees related to shareholder activism(1)	—	7,116	—	7,116
Restructuring	535	—	3,847	—
Adjusted EBITDA	$52,659	$58,293	$80,647	$152,494
(1) Recorded within general and administrative expenses on our Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources
As of September 30, 2020, we had cash and cash equivalents of $590.8 million, which consisted of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of September 30, 2020 was $6.2 million.
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
In March 2020, we changed our investment strategy regarding marketable securities from held-to-maturity to available-for-sale in response to the COVID-19 pandemic in order to preserve liquidity. While our investment policy requires securities to be investment grade, and the marketable securities we held in our portfolio were therefore highly rated, we decided to actively reduce our limited risk exposure of principle loss from these marketable securities and move the proceeds into money market funds. Accordingly, during the six months ended June 30, 2020, we sold all of our available-for-sale short- and long-term marketable securities for proceeds of $253.4 million and recorded an immaterial amount of net realized gains to other income, net. We reinvested the proceeds from the sales, along with $73.0 million from maturities and redemptions of marketable securities, into money market funds. As of September 30, 2020, we continued to hold all of our investments in these money market funds. See Note 4, "Marketable Securities" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
In April 2020, we implemented the Restructuring Plan to reduce our operating costs and manage the near-term financial impact of COVID-19. In July 2020, we announced an additional workforce reduction affecting a small number of employees. We restored reduced salaries in August and completed the staggered return of many furloughed employees in October.
In May 2020, we changed our method of settling the employee tax liabilities associated with the vesting of restricted stock units ("RSUs") from withholding a portion of the vested shares and covering such taxes with cash from our balance sheet ("Net Share Withholding"), to selling a portion of the vested shares to cover taxes ("Sell-to-Cover").
In May 2020, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), which provides for a $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of

$25.0 million. We moved our letters of credit in an aggregate amount of approximately $21.5 million under the letter of credit sub-limit in the three months ended June 30, 2020. The bank deposits previously used to collateralize our letters of credit no longer have restrictions on their use and approximately $53.5 million remained available under the revolving credit facility as of September 30, 2020. The credit facility provides us with the ability to access backup liquidity to fund working capital and for other capital requirements, as needed. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to COVID-19.
The Credit Agreement includes a minimum liquidity covenant that requires us to maintain at least $300 million of cash, cash equivalents, marketable securities and funds available under the revolving credit facility at all times until the later of (a) March 31, 2021 or (b) our adjusted EBITDA meets a minimum level. After such time, the Credit Agreement requires us to comply with a maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. The Credit Agreement also contains customary limitations on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our property; make investments; or pay dividends, make distributions or repurchase shares. Such limitations are subject to certain exceptions; for example, the Credit Agreement permits us to repurchase shares subject to an increased minimum liquidity covenant of $400 million. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods). As of September 30, 2020, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$128,385	$149,268
Net cash provided by investing activities	$272,414	$133,132
Net cash used in financing activities	$(1,370)	$(491,964)
Operating Activities. Cash provided by operating activities during the nine months ended September 30, 2020 decreased compared to the prior-year period primarily as a result of lower net revenue recognized during the period, partially offset by a decrease in cash outflows as a result of the timing of payments of payroll taxes and certain payments to key vendors.
Investing Activities. Cash provided by investing activities during the nine months ended September 30, 2020 increased compared to the prior-year period primarily due to the sale of our marketable securities portfolio following the change in our investment strategy to preserve liquidity. This increase was partially offset by the release of an escrow deposit related to our sale of Eat24 in the nine months ended September 30, 2019.

Financing Activities. Cash used in financing activities during the nine months ended September 30, 2020 decreased compared to the prior-year period primarily due to a decrease in repurchases of common stock pursuant to our stock repurchase program following our decision to suspend repurchases in light of COVID-19, as well as a change in the method by which we settle the employee tax liabilities associated with the vesting of RSUs from Net Share Withholding to the Sell-to-Cover method.
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
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. We did not repurchase any shares during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we repurchased on the open market 14.0 million shares for an aggregate purchase price of $475.0 million.
Pursuant to the Restructuring Plan, we suspended share repurchases under our stock repurchase program in April 2020 to maintain liquidity as a result of the uncertain impact of COVID-19 on our business. On November 5, 2020, we announced the lifting of that suspension and our plans to resume repurchases as early as the fourth quarter of 2020, depending on market and economic conditions.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In early March 2020, COVID-19 — the disease caused by a novel strain of the coronavirus — was declared a global pandemic by the World Health Organization. Governments and municipalities around the world, including in the United States, have implemented extensive measures in an effort to control the spread of COVID-19, including travel restrictions, limitations on business activity, quarantines and shelter-in-place orders. These measures have had, and are continuing to have, significant macroeconomic impacts and have been particularly challenging for the small and medium-sized businesses ("SMBs") on which we rely. While some restrictions have eased in recent months, the number of COVID-19 cases continues to fluctuate, creating continued uncertainty about their re-imposition and impact on the economic recovery. These circumstances are having a significant and ongoing adverse impact on our business and results of operations in turn. Although our business showed improvement in the third quarter of 2020 following the significant drops in consumer engagement on our platform and demand for our advertising products that began at the end of the first quarter of 2020, traffic and advertising budgets generally remained below pre-COVID levels. As the pandemic continues, our business is exposed to a variety of risks, including:
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
In order to maintain and expand our advertiser base, we must convince existing and prospective advertisers alike that our advertising products offer them a material benefit and generate a competitive return relative to other alternatives. Adverse macroeconomic conditions such as the current economic downturn caused by COVID-19 may make this more difficult, particularly when such macroeconomic conditions disproportionately affect the SMBs on which we rely, as has been the case with the economic impact of COVID-19. Even among businesses not affected by mandatory closures in connection with the COVID-19 pandemic, many have closed or are operating at limited capacity in response to reduced consumer demand and have been forced to reduce their advertising spending with us as a result. This reduction in demand for our products has already had, and continues to have, a significant adverse impact on our business and revenue; we expect that our business would continue to be significantly adversely affected for the duration of any recessionary period or protracted economic downturn even after the COVID-19 pandemic has subsided.
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
In addition, a significant portion of our advertiser base consists of SMBs, which are subject to increased challenges and risks. SMBs often have limited advertising budgets and view online advertising products like ours as experimental and unproven; as a result, we may need to devote additional time and resources to educate them about our products and services. Such businesses have also historically experienced high failure rates, and we must continually add new advertisers to replace those who do not renew their advertising due to factors outside of our control, such as declining advertising budgets, closures and bankruptcies.
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
•the degree to which businesses choose to reach users through our free products in lieu of our paid products and services; and
•the auction mechanism that determines the pricing of our cost-per-click ("CPC") ads, which depends, in part, on competition among advertisers and so can result in higher prices for ads in categories that receive lower levels of traffic. Such prices reduce our competitiveness and we may not be able to retain advertisers who frequently encounter them.
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
To execute on our growth strategy, we will need to continue to increase the productivity of our current employees, many of whom have been with us for fewer than two years, and hire, train and manage new employees, which may be particularly difficult in a fully remote environment. In particular, we intend to continue making substantial investments in our engineering, sales and marketing organizations, subject to any resource constraints that arise due to the ongoing pandemic. As a result, we will have to effectively integrate, develop and motivate a large number of new employees in a remote environment while maintaining the beneficial aspects of our company culture.

As our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, availability of employee talent and costs. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. If these organizations are unable to adapt quickly and effectively to changes or adjustments to our organization, our business will be harmed. Similarly, we are increasingly focused on achieving greater cost-effectiveness in our advertising business; while we plan to continue investing in our direct local sales force, we also plan to emphasize other, more efficient sales channels, such as multi-location and self-serve, and may otherwise pursue new strategies for high-margin revenue growth, such as investing in our direct sales force in different, lower-cost markets than where we historically had large sales presences. These and other changes in our sales organization, sales force hiring priorities or in the way we structure compensation of our sales organization may be disruptive and may affect our ability to generate revenue.
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
Our future also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, which may be more challenging as a result of the workforce reduction, furloughs and salary reductions we implemented as part of our Restructuring Plan. For example, we may have difficulty recruiting or retaining such personnel as a result of a perceived risk of future workforce and expense reductions. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring and retaining such personnel, particularly in the San Francisco Bay Area, where our headquarters is located and where the cost of living is high. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention; as a result, we may incur significant costs to attract them before we can validate their productivity. Any further financial constraints we face as a result of COVID-19 may also harm our competitiveness in these talent markets. The incentives to attract, retain and motivate employees provided by our equity awards may also not be as effective as in the past due to the maturity of our company, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. Volatility in the price of our common stock may also make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as employee morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.
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
In order to attract and retain engaged users of our platform on mobile and other alternative devices, the products and services we introduce on such devices must be compelling. However, the functionality and user experience associated with some alternative devices may make the use of our platform and products more difficult than through a desktop computer. For example, devices with small screen sizes or that lack a screen may exacerbate the risks associated with how and where our website is displayed in search results because they display or otherwise present fewer search results than desktop computers. We also expect that the ways in which users engage with our platform will continue to change over time as users increasingly engage via alternative devices. This may make it more difficult to develop products that consumers find useful, may make it more difficult for us to monetize our products and may also negatively affect our content if users do not continue to contribute high-quality content through such devices.
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
The impact of these and other factors on our local advertising results may occur earlier and be more concentrated going forward than prior to our transition to non-term contracts, due to the substantial proportion of advertisers with the ability to terminate their ad campaigns at any time without penalty.
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
Our revenue has also been negatively impacted as businesses have reduced their advertising spending as a result of COVID-19 closures or restrictions; with the repeated extension of many shelter-in-place orders, the magnitude of this ongoing impact on our revenue is highly uncertain. Our efforts to support local businesses most impacted by the pandemic have included waiving advertising fees and providing free products and services, which further reduce our revenue. At the same time, our expenses are primarily fixed and it may be difficult for us to decrease them in the short term beyond reductions we have already implemented. We have also reversed certain cost reductions implemented through the Restructuring Plan with a view to supporting the business and positioning it to take advantage of investment opportunities that arise as the pandemic subsides and economic recovery begins. While we believe that our efforts to mitigate the financial impacts of the crisis will allow us to weather the pandemic under a range of scenarios, we may not be correct and, if the negative trends we experienced early in the pandemic return and persist for a significant period of time, we may not be able to generate sufficient revenue to regain profitability.
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
Privacy and data security laws in the United States are increasingly complex and changing rapidly. Many states have enacted laws regulating the online collection, use and disclosure of personal information and requiring companies to implement reasonable data security measures. Laws in all states and U.S. territories also require businesses to notify affected individuals and governmental entities of the occurrence of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach is complex and costly. States have also begun to introduce more comprehensive privacy legislation. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA and its implementing regulations give California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action data breach litigation. In addition to increasing our compliance costs and potential liability, the CCPA created restrictions on “sales” of personal information that may restrict the use of cookies and similar technologies for advertising purposes. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and multiple states have enacted or proposed similar laws. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. In November 2020, California voters approved a ballot measure proposing enactment of the California Consumer Privacy Rights and Enforcement Act, which will, among other things, give consumers the ability to limit use of precise geolocation information and other data deemed to be sensitive; increase the maximum penalties threefold for violations concerning consumers under age 16; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines.
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
Since we implemented our stock repurchase program in July 2017, our board of directors has authorized the repurchase of up to an aggregate of $950 million of our common stock, of which $269 million remains available and which does not have an expiration date. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. In April 2020, we decided to defer repurchases to preserve liquidity in light of the negative impact of COVID-19 on our revenue growth and cash flows from operations. Although we recently announced our intention to resume repurchases as early as the fourth quarter of 2020, the actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions, all of which may be negatively impacted by the ongoing pandemic. In addition, the terms of the Credit Agreement impose limitations on our ability to repurchase shares during the term of our revolving credit facility.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of September 30, 2020, we had 73,976,487 shares of common stock outstanding.
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

YELP INC.
Date:	November 6, 2020	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)