Form 10-K
period 2020-12-31
YELP INC
filed 2021-02-26
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,415,991,469 as of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange LLC reported for June 30, 2020. Excludes an aggregate of 11,902,402 shares of the registrant’s common stock held by officers, directors, affiliated stockholders and The Yelp Foundation as of June 30, 2020. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2020, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2020. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 19, 2021, there were 74,930,522 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2020 ANNUAL REPORT ON FORM 10-K
___________________________________
Unless the context suggests otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to “Yelp,” the “Company,” “we,” “us” and “our” refer to Yelp Inc. and, where appropriate, its subsidiaries.
i

Unless the context otherwise indicates, where we refer in this Annual Report to our “mobile application” or “mobile app,” we refer to all of our consumer applications for mobile-enabled devices; references to our “mobile platform” refer to both our mobile app and the versions of our consumer-facing website that are optimized for mobile-based browsers. Similarly, references to our “website” refer to versions of our consumer-facing website dedicated to both desktop- and mobile-based browsers, as well as the U.S. and international versions of our consumer-facing website. These terms do not refer to the Yelp for Business Owners mobile application, web-based versions of our business owner account or other business owner products unless stated.

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
While our metrics are based on what we believe to be reasonable calculations, there are inherent challenges in measuring usage across our large user base. Certain of our performance metrics, including the number of unique devices accessing our mobile app, ad clicks, average CPC and active claimed local business locations, are tracked with internal company tools, which are not independently verified by any third party and have a number of limitations. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period.
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
ii

RISK FACTOR SUMMARY
Our business operations are subject to numerous risks and uncertainties, including the risks described in the section titled "Risk Factors" included under Part I, Item 1A of this Annual Report, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:
Business and Industry
•the impact of the COVID-19 pandemic;
•our ability to maintain and expand our advertiser base;
•our ability to execute on our strategic initiatives and the effectiveness thereof;
•our ability to hire, retain, motivate and effectively manage well-qualified employees;
•our ability to maintain and increase user engagement on our platform;
•competition in our industry;
•our reliance on third-party service providers and strategic partners;
•our reliance on internet search engines and application marketplaces;
•our ability to generate, maintain and recommend sufficient content that consumers find relevant, helpful and reliable;
•our ability to maintain, protect and enhance our brand;
Technology and Intellectual Property
•actual or perceived security breaches as well as errors, vulnerabilities or defects in our software or in products of third-party providers;
•our ability to protect our intellectual property rights;
•our use of open source software;
Financial and Tax Matters
•fluctuations in our operating results;
•our significant operating losses and potential inability to regain profitability;
•real or perceived inaccuracies in our key metrics;
•our tax liabilities;
Regulatory Compliance and Legal Matters
•current and future disputes and assertions by others that we violate their rights;
•complex and evolving U.S. and foreign laws and regulations;
Factors Related to Ownership of Our Common Stock
•the volatility of the trading price of our common stock; and
•provisions of Delaware law and our charter documents that could impair a takeover attempt if deemed undesirable by our board of directors.

iii

PART I

Item 1. Business.
Company Overview
Since Yelp's founding 16 years ago, our mission has remained the same — to connect consumers with great local businesses. Over that time, we have built one of the best known internet brands in the United States. Consumers trust us for our more than 200 million ratings and reviews of businesses across a broad range of categories. This consumer trust is the foundation of our business, from which we are able to empower other businesses to succeed. Our advertising products help businesses of all sizes reach a large audience, advertise their products and drive conversion of their services. We believe our ability to provide value to both consumers and businesses positions us well in the local, digital advertising market in the United States.
In 2019, we announced an ambitious, multi-year business transformation plan designed to drive and sustain long-term profitable growth. The strategy underlying this plan aimed to increase our value proposition to businesses while also driving growth through the combination of product innovation, marketing and our multi-location business rather than local sales headcount. We executed against this strategy by increasing our pace of product innovation, expanding our customer base among multi-location businesses and aligning how we sell our services with advertiser success. We also increased our operating discipline and rationalized our cost structure.
Delivering Product Innovation
•Building increasingly differentiated category experiences for our Services categories — home, local, auto, professional, pets, events, real estate and financial services — which increased the value of leads delivered to Services businesses as well as improved the product experience for both advertisers and consumers.
Targeting Multi-location Businesses
•Expanding our National, Mid-Market and Franchise (“Multi-location”) business, which increased our market opportunity and contributed higher-margin revenue than our Local sales business.
Aligning Our Business Model with Advertiser Success
•Completing our transition to the exclusive sale of non-term contracts for our single-location, small and medium-sized business (“SMB”) customers, which allow them to start, upgrade, cancel or restart their advertising programs at any time.
•Enabling customers to purchase and more fully manage their advertising on a self-serve basis, which improved customer retention and reduced our reliance on sales and customer support headcount.
Optimizing Our Cost Structure
•Substantially reducing our Local sales team, including by more than 50% in April 2020, a process made possible by our investments in product development and significantly accelerated by the COVID-19 pandemic. We were also able to increase the Local sales team's productivity through this process by retaining our most tenured and successful sales representatives and optimizing their compensation structure.
•Shifting our employee base to lower-cost markets by moving many of our general and administrative roles from San Francisco to the Phoenix area and growing our product development team primarily in Canada, Germany and the United Kingdom.
Our Long-term Growth Opportunity is Large
We believe we are well positioned in the large and growing local, digital advertising market. Together with the improvements from our business transformation, the competitive advantages we have established over the past 16 years provide us with the opportunity for consistent, long-term growth in this market:

•We have a strong brand and a large consumer audience. Our large audience of engaged consumers reflects the strength of our brand as well as our availability across a wide range of platforms and devices. It also provides a compelling value proposition to advertisers. In addition to its size, our audience has high purchase intent and is generally affluent — we estimate that over 50% of our audience has annual household income of more than $100,000.
•We have a proven engine to generate and recommend trusted content. We have invested heavily in developing both software and communities of contributors over the past 16 years to enable and encourage consumers to share their everyday business experiences through reviews, photos and other content. We have also developed recommendation software and other machine learning algorithms that help surface the most useful and trustworthy information on our platform for consumers. This technology, together with content moderation by our User Operations team and other consumer protection efforts, helps us detect and discourage attempts to manipulate ratings and reviews. As of December 31, 2020, approximately 70% of the reviews submitted to our platform were recommended.
•We have a scaled and extensible advertising technology platform. To establish the price of an individual ad click on our platform, we run an auction for each advertising unit displayed to a consumer on our website or mobile app. In 2020, we conducted an average of 18 million auctions per day. The bidding algorithms used in our auction system are designed to prioritize spending advertiser budgets efficiently and maximize ad clicks to optimize the value we deliver to advertisers, while our proprietary ad delivery technology is designed to determine the most relevant ads to display to consumers to drive fulfillment. We also employ our advertising platform to extend our audience reach through syndication of advertisements to other websites and mobile apps.
Our Growth and Margin Strategy
We believe that the structural changes that we have made to our business model have positioned us to drive and sustain profitable growth, with significant opportunity for margin improvement, over the long term. In 2021, we plan to build on these changes and our financial recovery in the second half of 2020 by investing in product development, our Multi-location sales team and performance-based marketing to support a return to year-over-year revenue growth. We expect to make these investments primarily in the first half of 2021 and believe that, together with our plans to reduce costs by continuing to operate on a distributed basis, they will provide leverage in the second half of the year and into 2022. Our key strategic initiatives in 2021 reflect the continuation of many of our key initiatives from 2020:
Revenue Growth
•Improve monetization of our Services categories. Services businesses contributed 62% of our advertising revenue in 2020, yet only 20% of the leads we delivered to Services businesses — consisting of calls, requests and URL clicks — were attributable to an ad by the end of 2020. As a result, we believe that our substantial consumer traffic provides us with a large opportunity to increase revenue by monetizing more of the valuable leads we are already delivering to Services businesses. Because the needs of both consumers and businesses in our Services categories are generally distinct from those in our Restaurants, Retail & Other categories — restaurants, shopping, beauty & fitness, health and other — we believe that we will be able to both monetize more of our consumer traffic and convert more Services businesses into advertisers by offering an increasingly tailored product experience in the Services categories. In 2021, we plan to build new lead generation products, like Nearby Jobs, that result in higher quality leads while also improving the user experience by providing consumers with the tools they need to find and connect with the right Services businesses for their projects.
•Expand our Self-serve and Multi-location sales channels. We laid the groundwork for revenue growth in our most efficient sales channels — Self-serve and Multi-location — in 2021 by accelerating our go-to-market mix shift toward these channels in 2020. We plan to drive a larger percentage of SMB customer acquisition through our Self-serve channel in 2021 than in 2020 by providing advertisers with more targeting capabilities and controls over their advertising budgets, improving the reporting and analytics available in the business owner account, and using performance marketing to direct more businesses to the Self-serve purchase flow. We also plan to further expand our Multi-location sales and technical support teams, introduce new ad products tailored to larger advertisers, and enhance our reporting and analytics to both acquire new multi-location customers and expand our business with existing customers.
•Deliver more value to advertisers. In recent years, we have improved customer satisfaction with our products and increased revenue retention by delivering greater value to advertisers in the form of more ad clicks and tailored product offerings. We believe that we can achieve further revenue retention gains through this approach. In 2021, we plan to continue improving the relevance and value of our ads by offering more tailored ad products and efficiently syndicating ads across the internet to drive more of our users' high-purchase intent leads to advertisers. We also believe there is opportunity to increase revenue retention by offering more bundled products. For example, we found that bundling our Yelp Connect product with a cost-per-click ("CPC") advertising package improved retention. We plan to expand the number of products that we offer for purchase on a bundled, subscription basis at a discount to their standalone pricing, including our Enhanced Profile and Connect products.
Margin Improvement
•Our revenue growth strategies also drive margin expansion. Improvements in revenue retention also benefit our margins and, accordingly, we believe our product investments designed to deliver more value to advertisers will also drive margin expansion. We expect that our plans to increase revenue from our Self-serve and Multi-location sales channels will also help improve our margins; in addition to being more margin-accretive than Local sales, these channels have historically exhibited better revenue retention characteristics than Local sales. As a result, we expect our Self-serve and Multi-location sales initiatives will help improve our overall revenue retention as revenue from these channels makes up an increasing percentage of our total advertising revenue.
•Reduce costs by operating on a distributed basis. Our ability to successfully operate with our employees working remotely during the COVID-19 pandemic has demonstrated the feasibility of having a distributed workforce for our business. We plan to continue operating with a significant portion of our team working remotely on a full-time basis or coming into an office fewer than four days a week once it is safe to do so. We believe that this will allow us to reduce our reliance on the San Francisco Bay Area and potentially improve our productivity as we expand our presence and develop talent in lower-cost markets across the United States, Canada and Europe. It will also allow us to significantly reduce our real estate footprint, which we plan to begin working towards in 2021 by reducing our amount of office space as leases come up for renewal as well as by subleasing space.
Updated Key Metrics
As our business has changed in recent years, so too have the metrics we use to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. To provide better insight into the way we manage and monitor our business, we are making a number of changes to the key metrics we report by providing certain new metrics, providing a breakdown of certain existing metrics by high-level category groupings, and reporting certain existing metrics annually instead of quarterly. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” in this Annual Report for more information about our key metrics, including these changes.
Our Products and Services
Advertising
We provide a range of free and paid advertising products to businesses of all sizes, including through the products listed below, which provide the ability to deliver targeted search advertising to large local audiences. As in past years, advertising accounted for the vast majority of our revenue during the year ended December 31, 2020, contributing 96% of our revenue, which was fairly consistent with the years ended December 31, 2018 and 2019. We recognize revenue from our business listing and advertising products, including advertising sold by partners, as advertising revenue.

Advertising Products

CPC Search Advertising
We allow businesses to promote themselves as a sponsored search result on our platform, on the listing pages of related businesses, as suggested “additional businesses” for consumers using our Request-A-Quote feature, and as results in our Nearby Jobs product. We primarily sell performance-based ads, which our advertising platform matches to individual consumers through auctions priced on a CPC basis. We generate a majority of our advertising revenue from the sale of CPC advertising.

Multi-location Ad Products
We offer a range of ad products designed for multi-location advertisers, including: Showcase Ads, which showcase special offerings with limited-time localized promotions in relevant search results; and Seasonal Spotlight Ads, which highlight special offerings and promotions related to a holiday or seasonal event on the Yelp landing page.

Business Listing Page Products

Free Online Business Account
Businesses have the ability to create a free online business account and claim the listing page for each of their business locations. Once a business has claimed its listing page, it can update its listing information and has the option to purchase premium listing page features.

Upgrade Package
Our most popular product after search ads is our Upgrade Package, which includes our Enhanced Profile, Business Highlights, Yelp Portfolio and Yelp Connect products, each as described below, among other features.

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

Business Highlights	Businesses in eligible categories can pay to highlight up to six attributes that make their business unique, such as "Family Owned" or "Pet Friendly."

Yelp Portfolio	Our Yelp Portfolio product allows businesses to showcase their specialties to prospective customers through a photo collection of projects.

Yelp Connect
Yelp Connect gives businesses an opportunity to tell users more about what makes their business special through posts appearing on their business listing pages. Yelp automatically promotes Yelp Connect posts to a business's followers.

Yelp Logo	Yelp Logo provides businesses with the ability to display their logos in high-visibility locations, including prominently at the top of business listing pages and in search results.
Transactions
In addition to our advertising products, we also offer features and consumer-interactive tools to facilitate transactions between consumers and the local businesses they find on Yelp. These features are primarily available through partner integration, the largest of which — by both transaction volume and revenue — is our partnership with Grubhub, which allows consumers to place food orders for pickup and delivery through Yelp. We recognize revenue from these sources on a net basis as transactions revenue.
Other
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

Yelp Knowledge
Through partnerships with companies such as Sprinklr, InMoment and Chatmeter, our Yelp Knowledge program offers business owners local analytics and insights through access to our historical data and other proprietary content. Our Yelp Knowledge partners pay us license fees for access to Yelp Knowledge content.

Yelp Fusion	Our Yelp Fusion program enables developers to build products that include our high-quality content and data. We partner with industry leaders like Apple, which makes our content available through Apple Maps and its virtual assistant Siri, as well as several auto manufacturers, including Mercedes, to make our content available in their in-dash experiences. We offer free access to certain basic information through our publicly available APIs as well as paid access to broader sets of content and data for consumer-facing enterprise use. We typically enter into multi-year license agreements with paying Yelp Fusion customers, with rates determined based on the type and volume of usage.

Other Partnerships	Other non-advertising partner arrangements include content licensing and allowing third-party data providers to update and manage business listing information on behalf of businesses.
Sales
We sell our advertising products directly through our sales force, indirectly through partners and online through our website.
Self-serve Ads. Our Self-serve sales channel allows businesses to purchase and manage their Yelp ads directly from our website or Yelp for Business Owners app. Businesses can purchase sponsored CPC search advertising, Yelp Connect and business listing page upgrades such as Business Highlights and Yelp Portfolios directly through this channel. The convenience of our Self-serve sales channel has helped us improve revenue retention and reduce our reliance on sales and customer support headcount, and continues to be a strategic priority for us. In 2020, we provided advertisers with new tools to manage their advertising campaigns and measure the performance of their ads, and we plan to invest further in expanding the scope of these tools in 2021 to drive SMB customer acquisition through this channel.
Direct Local Sales. Our Local sales team primarily sells CPC advertising to SMBs. Revenue from Local sales has historically comprised the largest share of advertising revenue and was driven by growth in Local sales headcount. As we have increased our focus on our more margin-accretive Self-serve and Multi-location channels in recent years, however, we have become less reliant on Local sales headcount to drive growth. We have been able to substantially reduce the size of the Local sales team accordingly and, while Local sales revenue was still the largest share of advertising revenue in 2020, its share has decreased in recent years as Self-serve and Multi-location sales revenue has increased.
Local sales representatives are primarily responsible for generating qualified sales leads by identifying and contacting businesses through direct engagement, direct marketing campaigns and weekly e-mails to claimed local businesses. Although our Local sales team is primarily focused on increasing revenue by adding new customers, sales representatives on our client partner team engage with existing customers with the goal of increasing their overall spend.
Multi-location Sales. Our Multi-location sales team is responsible for selling our advertising products to national, mid-market and franchise businesses. We believe our Multi-location sales channel continues to represent a large long-term growth opportunity, and we invested in our Multi-location sales team and national customer relationships in 2020 even as multi-location businesses were significantly impacted by the COVID-19 pandemic. We plan to continue investing in our Multi-location sales team and other initiatives to grow revenue from this channel in 2021.
Sales Partnerships. We also generate revenue through the resale of our advertising products by certain agencies and partners, such as Thryv, as well as monetization of remnant advertising inventory through third-party ad networks. Our Yelp Ads Certified Partners Program allows partner agencies to independently sell and manage ad campaigns on behalf of their SMB clients, providing increased centralization and flexibility. The products covered by these arrangements include all of our profile products as well as search advertising.

Customer Success. Our customer success team supports existing business advertisers through account management, cross-selling and retention initiatives.
Technology
We rely on a set of core technologies that enable us to be a trusted local resource for consumers and a partner in success to businesses of all sizes. We provide scalable services across platforms and devices using a combination of proprietary, open source and third-party technology solutions and products:
•Anticipating Consumer Needs. We analyze the large volumes of data collected from our platform and apply our proprietary indexing and ranking techniques to provide our users with contextual, relevant and up-to-date information. We also apply machine learning algorithms to predict user needs and preferences based on factors such as the user's recent activity, location, time of day and season, then tailor the user's experience on Yelp accordingly. In our Services categories, for example, if a user recently searched for movers, we might suggest searches for businesses offering self-storage or junk removal. Similarly, if our data suggests that a user is a homeowner, we might promote collections of businesses that offer spring cleaning or other seasonally appropriate services.
•Recommendation Software. Our recommendation software refers to the proprietary automated trust and safety software systems that we have developed to analyze the relevance, reliability and utility of each review submitted to our platform. “Recommended” reviews — those that the software deems to be the most useful and reliable — appear directly on business listing pages, while less trustworthy and unreliable content appear on secondary pages and do not factor into a business’s overall star rating. Our recommendation software applies the same objective standards to each review, regardless of whether the business being reviewed advertises on Yelp, based on hundreds of signals associated with the business, review and reviewer. These signals include the reviewer’s type and level of activity with Yelp (which might correspond to the reviewer’s reliability or suggest reviewer biases) and whether certain reviews originate from related Internet Protocol ("IP") addresses (which might mean the reviews were submitted by the same person). The software continuously evaluates each review based on hundreds of signals and, as a result, its analysis can change over time as new data becomes available; reviews that were previously recommended may become not recommended, and reviews that were previously not recommended may be restored to recommended status.
•Mobile Solutions. With our most engaged users on our mobile app, we have invested significant resources into developing a comprehensive mobile platform for consumers that supports the major smartphone operating systems available today, iOS and Android. Similarly, we designed our Yelp for Business Owners app to make it easier for businesses to engage with their customers and manage their presence on Yelp. Currently available for iOS and Android, this app provides businesses with daily metrics reports, page view analytics and leads data, as well as the ability to manage quote requests and opportunities in Nearby Jobs. Businesses can also purchase and manage Yelp ads through the Yelp for Business Owners app. In 2020, we launched several new features to give business owners more ability to customize their ad campaigns by selecting the type of engagement they want to drive, preventing their ad from appearing in results for specified searches and estimating their audience size based on different ad settings.
•Ad Delivery. We use proprietary ad targeting and delivery technologies that are designed to quickly target and display hyper-relevant advertisements to users of our platform. When a consumer enters a search on our app, these technologies determine the most relevant ads to show and serve those ads alongside the organic search results in less than half a second. Our targeting software leverages machine learning models that evaluate more than 350 signals about the user, business and search context to make sure consumers see the right ad at the right time and drive ad clicks.
•Auction System. We use an auction system to determine the price we charge advertisers for ad clicks. Our auction system uses advanced algorithms to bid on ad placements on behalf of advertisers, taking into account their budgets, current and predicted levels of relevant consumer traffic, changes in user behavior and competition from other advertisers, among other things. These bidding algorithms are also designed to prioritize spending advertiser budgets efficiently and maximize ad clicks, with the goal of delivering as much value to advertisers as possible. For example, if our models predict that relevant consumer traffic will meaningfully decrease for a period of time during an ad campaign, our bidding algorithms will dynamically allocate advertiser budget around that period to avoid spending a disproportionate amount of the budget while supply is constrained. We model traffic for more than nearly 16 million distinct time intervals across our business categories each year to power these algorithms.
•Infrastructure. The vast majority of our platform is currently hosted by Amazon Web Services from multiple locations, which allows us to scale our infrastructure dynamically according to demand as well as optimize the cost and performance of our infrastructure. Our platform is designed to have high availability, from the Internet connectivity providers we choose, to the servers, databases and networking hardware that we deploy. We design our systems such that the failure of any individual component is not expected to affect the overall availability of our platform. We also leverage other third-party cloud-based services such as content delivery networks, rich-content storage, map-related services, ad serving and bulk processing.
•Network Security. Computer viruses, malware, phishing attacks, denial-of-service and other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and we expect them to occur periodically on our systems in the future. For this reason, our platform includes a host of encryption, antivirus, multi-factor authentication, firewall and patch-management technologies designed to help protect and maintain the systems and computers across our business. We regularly conduct security audits and penetration tests of our applications and network infrastructure, as well as organize a bug reporting program that offers financial incentives to encourage security researchers to identify and report vulnerabilities.
Maintaining the Integrity of Our Content
Providing access to useful and reliable information to help inform consumers’ spending decisions is critical to our mission of connecting people with great local businesses. With fraudulent and deceptive behavior common across the internet, we have prioritized combating this conduct since our earliest days to maintain user trust and level the playing field for hard-working businesses that earn their great reputations. Our industry-leading trust and safety measures include investments in both technology and human moderation:
Recommendation Software. Our automated recommendation software is our first line of defense against unreliable content and misinformation submitted to our platform. As described in more detail under "—Technology" above, our recommendation software analyzes hundreds of signals related to reviews, businesses and reviewers in an effort to recommend the most useful and reliable reviews. Our recommendation software helps us mitigate misinformation at scale by detecting and de-emphasizing less trustworthy and unreliable activity, including content that may be:
•Biased: including reviews written by those with undisclosed ties to a business, such as competitors, disgruntled employees, friends or family.
•Solicited: when someone associated with a business requested the review, which can create a positive bias that is unfair to other businesses. When asked to write a review by a business, customers may feel pressured to give the business a higher star rating than someone who was inspired to write a review on their own. Businesses also tend to ask for reviews from customers they know will give them a great rating.
•Less reliable: including reviews written by less active users, who we don't know enough about to recommend their opinion to our community, and reviews connected to suspicious behavior, such as when a disproportionate number of reviews for a business are submitted from the same IP address.
•Less useful: including unhelpful rants and raves, as well as activity driven by a recent media story.
As of December 31, 2020, approximately 70% of the reviews submitted to our platform were recommended and approximately 22% were not recommended but still accessible on secondary pages. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended because they provide additional perspectives and information on reviewed businesses, as well as transparency of the efficacy of our recommendation software.
Community. Yelp has always been a community-driven review platform, and we encourage authentic content from the start of the user experience. We encourage users to complete a public profile, which not only helps build a community but also helps signal the reliability of their content. We also established the Yelp Elite Squad to provide recognition to users who are active in the Yelp community and consistently contribute high-quality content. We also work to educate our local business communities on our stance against review solicitation, why it harms consumers and how it can undermine a business’s reputation. We believe that by engaging with businesses and sharing our commitment to maintaining a level playing field, we can reduce the frequency with which businesses engage in such activities.
In addition to encouraging reliable content and fair play from the outset, our communities serve as additional layers of oversight. For example, we provide easy ways for our communities of users and business owners to flag content that violates our guidelines, respond to reviews and update business information.

Human Content Moderation. In addition to investigating individual reports of content that violates our policies, our User Operations team conducts and facilitates larger investigations into attempts to deceive consumers. For example, we proactively work to identify businesses and individuals who offer or receive cash, discounts or other benefits in exchange for reviews, such as review solicitation and reputation management companies that offer to artificially inflate search rankings and online reputations. Our human-powered moderation is also able to identify and thwart more nuanced attempts to mislead consumers that platforms with less sophisticated and fully automated content moderation may miss. In 2018, for example, after learning that some crisis and faith-based pregnancy centers were misleading people seeking abortion care, our User Operations team manually investigated more than 2,000 business listings to verify that our platform was accurately representing the services that these clinics offered.
In addition to taking direct corrective action — such as recategorizing businesses to appropriately reflect their services, as in the example above — if we identify or confirm any such issues through our investigations, we typically pursue one or more of the courses of action described below (each of which we may also employ on a stand-alone basis).
Consumer Alerts Program. Our consumer alerts program warns consumers when we find evidence of extreme attempts to manipulate a business’s ratings and reviews or other egregious conduct that may harm consumers and unfairly put other businesses at a disadvantage. When we issue a consumer alert, a warning message appears above the review section of the business’s listing page with information about the reason for the alert and a link to the evidence we collected in support of the alert. We issue consumer alerts for the following types of activity:
•Media-fueled activity: in order for Yelp to remain a useful resource, reviews must be based on genuine, first-hand experiences. When people take to a business’s Yelp page to express their views after the business receives increased public attention, our User Operations team may temporarily disable the posting of content to the page and publish an alert as they investigate and remove content that violates our policies. In 2020, we expanded this category of alert to include businesses that gained public attention for either being accused of, or the target of, racist behavior.
•Suspicious review activity: this alert informs consumers if we have uncovered a disproportionate number of positive reviews submitted from the same IP address and show a concerted effort to inflate the business’s overall star rating on Yelp. We also issue this type of alert when we discover a business with a possible connection to a deceptive review ring.
•Compensated activity: we issue this type of consumer alert if we encounter a business attempting to purchase favorable reviews, incentivizing new or updated reviews, or offering compensation to remove negative reviews.
•Questionable legal threats: when we receive evidence that a business is making dubious legal threats against a reviewer or using a contractual gag clause to prevent critical reviews, we issue this type of alert to warn others that the business may be attempting to abuse the legal system to maintain an inflated star rating.
Removal of Reviews. We regularly remove reviews from our platform that we believe violate our terms of service, including, without limitation: fake or defamatory reviews; content that has been bought, sold or traded; and content that violates the rights of any third party or any applicable law. We also take steps to ensure that Yelp is a safe and welcoming place for everyone by removing threatening, harassing or lewd content, as well as hate speech and other displays of bigotry. Consumers can access information about reviews that we have removed for a particular business by clicking on a link on the business’s listing page. As of December 31, 2020, approximately 8% of the reviews submitted to our platform had been removed.
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
Consumer Engagement
At the heart of our business are the vibrant communities of users that contribute the content on our platform. We help businesses succeed by empowering them to reach a large audience of purchase-oriented consumers, which depends on our ability to attract consumer traffic with valuable content. The rich, firsthand information about local businesses that our contributors share — in the form of reviews, ratings, photos and more — is the reason consumers come to Yelp when making their spending decisions and is therefore the foundation of our value proposition to businesses. Although measures of our content (including our cumulative review metric) and traffic (including our desktop and mobile unique visitors and app unique device metrics) do not factor directly into the advertising arrangements we have with our advertising customers, this dynamic underpins our ability to deliver ad clicks and drive conversion of advertisers' services. Increases in these metrics improve our value proposition to local businesses as they seek easy-to-use and effective advertising solutions.
Community Management
For the above reasons, we foster and support communities of contributors and make the consumer experience a top priority. We have a team of Community Managers and Community Ambassadors based across the United States and Canada whose primary goals are to support and grow communities of contributors in the local markets that they serve, raise brand awareness and engage with their surrounding communities through:
•planning and executing fun and engaging events for the community, such as parties, outings and activities at restaurants, museums, hotels and other local places of interest;
•getting to know community members and helping them get to know one another to foster an offline community experience that can be transferred online;
•promoting Yelp, including guest appearances on local television and radio, and at local events such as concerts and street fairs; and
•recurring weekly e-mail newsletters to share information with the community about local businesses, events and activities.
Through these activities, we believe our Community Management team helps us increase awareness of our platform and grow avid communities who are willing to contribute content to our platform. Even in the face of the COVID-19 pandemic, our Community Management team is continuing these efforts by hosting virtual events and helping consumers and local businesses stay connected during these extraordinary times. We plan to continue these community development efforts in 2021.
Yelp Elite Squad
Our Community Managers' responsibilities include engaging with our most important contributors — Yelp Elite Squad members. From the earliest days of Yelp, it was clear that some of our contributors went above and beyond with their prolific reviews, thoughtful photos and commitment to supporting local businesses by sharing their experiences. These users were not only active in their Yelp communities, but were also role models on and offline. Their voices helped make Yelp what it is today, and we started the Yelp Elite Squad to recognize these passionate individuals, signal our trust in them and their contributions, and encourage similar beneficial activities in our communities.
Beyond having well-written reviews, high-quality photos and a detailed personal profile, members are active evangelists for their Yelp communities. Yelp Elites receive a badge on their Yelp profile pages and Community Managers organize sponsored social events for them, which facilitates face-to-face interactions, builds the Yelp brand and fosters the sense of true community in which we believe so strongly. These behind-the-scenes looks at top-rated businesses often include interacting with business owners, hearing their unique stories and engaging with other locals in their community; however, Yelp Elites do not receive compensation for their contributions.
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
Competition
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies and market entrants. Our competitors consist of companies that help businesses — particularly businesses in our strategically important Services categories and, to a lesser extent, restaurants category — connect and engage with consumers, including:
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
Government Regulation
As a company conducting business on the internet, we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws regarding privacy, data protection, data security, user-generated content and consumer protection, among others. For example:
•Privacy, Data Protection and Data Security. Because we receive, store and process personal information and other user data, including credit card information in certain cases, we are subject to numerous domestic and foreign privacy, data protection and data security laws and regulations restricting the collection, storing, use, processing and disclosure of personal information and other user data. The laws in many jurisdictions require companies to implement specific security controls to protect certain types of information. Likewise, many jurisdictions have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. For example, in the United States, many states require companies to implement reasonable security measures and all states and U.S. territories require businesses to notify affected individuals and government entities of the occurrence of certain security breaches affecting personal information.
•Liability for Third-Party Action. We rely on laws limiting the liability of providers of online services for activities of their users and other third parties, such as Section 230 of the Communications Decency Act ("CDA 230") in the United States.
•Advertising. We are subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results.
We operate in a new and rapidly evolving industry, and many laws and regulations that impact our business are being proposed, still evolving or being tested in courts. The application and interpretation of these laws and regulations are often uncertain, and they could be interpreted and applied in ways that harm our business. They may also conflict with other rules, be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. As our business grows and evolves, we will also become subject to additional laws and regulations, including in jurisdictions outside of the United States.
For example, laws providing immunity to websites that publish user-generated content are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. There are also ongoing Congressional efforts to restrict the scope of the protections available to online platforms under CDA 230, and our current protections from liability for third-party content in the United States could decrease or change as a result.
Regulatory frameworks for privacy issues in particular are also currently in flux worldwide, and are likely to remain so for the foreseeable future. In the United States, states have begun to introduce stringent and comprehensive privacy, data protection and data security legislation, such as the California Consumer Privacy Act ("CCPA"), which took effect on January 1, 2020. The CCPA and its implementing regulations give California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. If additional individual states pass privacy, data protection and data security laws that place different obligations or limitations on the processing of personal information of individuals in those states, it will become more complex to comply with these laws and our compliance costs and potential liability may increase. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
Foreign laws and regulations concerning privacy, data protection and data security are also evolving and are often more restrictive and burdensome than those in the United States; any failure on our part to comply with them may subject us to significant liabilities. For example, the European Union’s General Data Protection Regulation ("GDPR"), which took effect in

2018, imposes comprehensive privacy, data protection and data security obligations on businesses and imposes significant penalties for non-compliance. Among other obligations under the GDPR, businesses are required to make contractual privacy, data protection and data security commitments; give detailed disclosures about how they collect, use and share personal information; maintain adequate security measures; notify regulators and affected individuals of certain personal information breaches; meet extensive governance and documentation requirements; and honor individuals’ rights to their personal information.
European data protection laws including the GDPR also restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. However, recent judicial and administrative decisions have called into question the viability of one of the primary safeguards allowing such transfers, and there are currently few, if any, viable alternative safeguards. If we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe and may be required to increase our data processing capabilities in Europe at significant expense.
Other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency as well, which could increase the cost and complexity of operating our business.
For additional information, see the section titled "Risk Factors—Our business is subject to complex and evolving U.S. and foreign regulations and other legal obligations related to privacy, data protection and other matters. Our actual or perceived failure to comply with such regulations and obligations could harm our business."
Human Capital Management
At Yelp, we deeply value our community of employees who are dedicated to fulfilling our mission of connecting people with great local businesses and to living our values of authenticity, tenacity, creativity, collegiality, and commitment to consumers and local communities.
As of December 31, 2020, we had approximately 3,900 employees globally across the following teams:

Culture
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
Employee Engagement. To ensure that we are maintaining our vibrant culture and addressing any areas of employee concern, we conduct an annual employee engagement survey to inform our plans, policies and programs. This survey covers a wide range of topics including: compensation and benefits; management; work-life balance; feedback and recognition; inclusion and belonging; and learning and development opportunities. In 2020, we also conducted a management effectiveness survey to gauge employees' confidence in the Company and its leaders, as well as a survey on COVID-19-related issues such as health and well-being, working remotely, communication, flexibility and returning to the office. We implemented a number of initiatives in response to the results of the COVID-19 survey, including expanding our wellness offerings, tailoring manager training sessions to include leading effectively in a remote work environment, and offering reimbursements for home office equipment.
Fostering Local Communities. Our culture extends beyond our offices and into the local communities in which people use Yelp. Our Community Management team’s responsibilities include fostering and supporting communities of users in the local markets that they serve, as well as encouraging consumers to share their experiences with local businesses. Community managers organize events throughout the year to engage our most important contributors, which facilitates face-to-face interactions, builds the Yelp brand and fosters the sense of true community in which we believe so strongly. We also engage with small businesses, including through conferences and events hosted by industry groups to interact with and get feedback from our core community of local business owners. Even in the face of the COVID-19 pandemic, we are continuing these efforts by hosting virtual events and offering tools to help consumers and local businesses stay connected during these extraordinary times.
Content Moderation. We place a high value on personal expression and provide a platform that encourages people to share their experiences. At the same time, we take active steps to ensure the trust and safety of our users, as well as to provide them with reliable content to inform their spending decisions. Our User Operations team is on the front lines of our consumer protection efforts; it works to ensure that the content on our platform meets our standards, including by evaluating reviews, photos and other information about businesses. User Operations also manages our consumer alerts program, which we expanded in 2020 to include warnings about businesses that have been accused of, or are the target of, racist incidents to help inform users' spending decisions and whether they will feel welcome. In addition to these content moderation efforts, our User Operations team also engages with the contributors and businesses impacted by our moderation decisions to promote constructive participation on Yelp.
Making a Difference. We endeavor to have a positive impact on the diverse communities in which people use Yelp by using our platform to raise awareness, promote economic opportunity for those in need and support organizations that serve local communities. Our initiatives in 2020 included: programs to support Black- and Latinx-owned businesses; promoting civic engagement through partnerships with Rock the Vote and When We All Vote to launch voter registration portals and encourage voter turnout; and allocating $10 million of our cash holdings to financial institutions that directly support the Black community in the United States to bring more capital to communities of color.
In addition, The Yelp Foundation (the “Foundation”), a non-profit organization established by our board of directors in 2011, directly supports consumers and local businesses in the communities in which we operate. In 2011, our board of directors approved the contribution and issuance to the Foundation of 520,000 shares of our common stock to fund the Foundation’s grants to local non-profit organizations that are actively engaged in supporting community and small business growth. The Foundation held 245,000 shares as of December 31, 2020, which represented less than 1% of our outstanding common stock.
Diversity, Inclusion and Belonging
Every local business has a unique story; having a diverse workforce means our employees are better equipped to relate to and solve for the diverse needs of consumers and businesses. As a result, we are committed to increasing diversity at all levels of our organization to reflect the diversity of the communities in which we live and work. Our executive diversity task force, which includes our chief executive officer, chief operating officer and chief financial officer, oversees the implementation of our diversity initiatives, including by holding individual department heads accountable for growing the diversity of their organizations. While our 2020 Diversity Report* — the details of which are set forth below — showed that we have more work to do, we believe that our efforts are having a positive impact.

Gender Diversity
Ethnic Diversity
*    Our 2020 Diversity Report, including the diversity data presented above, is based on self-reported information from our employees as of August 31, 2020, reflects judgments about our organizational structure and does not include employees who declined to provide the relevant information. The Native American grouping includes Native Americans, Alaska Natives, Native Hawaiian and other Pacific Islanders per U.S. EEO-1 reporting requirements. Leadership is defined as all people managers.
We also firmly believe that inclusion is just as important as diversity. We aim to cultivate a sense of belonging through company-supported employee resource and affinity groups, hosting events that provide our employees with the opportunity to celebrate and learn about the diverse cultures of their colleagues, and instituting a mandatory company-wide diversity training program that covers systemic racism and institutional bias.
Compensation and Benefits
Our future depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring and retaining such personnel. While our plans to operate with a significant portion of our employees working remotely may mitigate this challenge by expanding the pool of candidates from which we draw, we expect to continue to face significant competition for product and engineering employees in the San Francisco Bay Area in particular, where our headquarters is located and where the cost of living is high.
To attract and retain qualified employees, we offer competitive compensation and comprehensive benefits, including standard health, dental, vision, life and disability insurance benefits as well as a 401(k) plan with company matching. To foster a sense of ownership and align the interests of our employees and stockholders, we also grant equity awards, primarily in the form of restricted stock units, to eligible employees under our equity incentive plans. In addition, the Foundation offers up to $1,000 in matching donations each year to charitable organizations made by our regular full-time employees.
We believe that happy employees are successful employees and that providing health and financial wellness programs translates to an overall better work experience. In addition to our insurance benefits, our wellness program includes a monthly wellness subsidy, access to mental health support and services through Talkspace and our Employee Assistance Program, as well as financial wellness programs such as financial counseling and tools to help manage student loans.
COVID-19 Response
Our focus on the health and well-being of our employees is also reflected in our response to the COVID-19 pandemic. We promptly took precautionary measures intended to minimize the risk of the virus to our employees and the communities in which we operate, such as migrating our workforce to work from home, providing additional time off to employees, offering various stipends for home office equipment and to assist with caregiver expenses, and communicating regularly with employees regarding the impacts of the pandemic, including health and safety protocols and procedures. We also hosted virtual trainings and events to help employees adapt to working and managing remotely, as well as maintaining their mental well-being while working and parenting from home.
Talent Development
To help our employees succeed in their current roles and to aid their career development, we emphasize continuous learning and development opportunities. Our learning and development programs begin with a company-wide onboarding program to integrate new employees and set them up for success at Yelp, which we believe is a critical foundation for both employee retention and role- or team-specific training. We similarly provide a development program for new people managers across the Company, which focuses on equipping new leaders with the critical skills necessary for effective leadership, including coaching, giving and receiving feedback, and conducting effective one-on-one meetings with reports, and is tailored to managing in a remote environment. We also offer on-demand resources to support people managers in areas such as leading through change and effective communication and engagement, as well as regular, ongoing training in compliance and workplace conduct matters to all employees.
Seasonality and Cyclicality
Our business is affected by seasonal fluctuations in Internet usage and advertising spending, as well as cyclicality in economic activity:
Seasonality. Based on historical trends, our revenue is typically lowest in the first quarter and increases through the year to its highest level in the fourth quarter; although SMBs typically decrease their advertising spending in the fourth quarter, our multi-location customers tend to increase their spending at that time. Our traffic is also typically weakest in the fourth quarter of the year in connection with year-end holidays.
The impact of seasonality on our business in 2020 was overshadowed by the impact of the COVID-19 pandemic, which led to substantial reductions in traffic and non-term advertiser budgets in March and April 2020. Traffic levels fluctuated inversely with COVID-19 case counts and shelter-in-place restrictions. After the substantial negative impact from the initial wave of cases and restrictions, traffic rebounded as cases dropped and restrictions were lifted in the third and early fourth quarters, with app unique devices increasing from 28 million in the second quarter to 32 million in the third quarter, each on a monthly average basis. As case counts increased and restrictions were reimposed mid-fourth quarter, though, traffic was again negatively impacted and app unique devices in the fourth quarter were down year over year at 30 million on a monthly average basis.
Revenue was less sensitive to fluctuations in case counts and restrictions than traffic in the second half of 2020 and generally improved from its low in the second quarter over the remainder of the year, growing 38% from the second quarter to the fourth quarter. However, revenue declined year over year in the fourth quarter despite this recovery.
These general trends masked wide variation among our business categories depending on the extent to which categories were impacted by physical distancing measures. For example, even as restrictions eased in the third and early fourth quarters, page views and searches in more impacted categories such as restaurants remained far below pre-pandemic levels. By comparison, home & local services remained resilient throughout the pandemic, with page views and searches exceeding pre-pandemic levels by June 2020 and revenue from these categories up year over year in both the fourth quarter and full year 2020.
While the positive trends we observed over the summer months give us confidence that traffic will return organically as people are vaccinated and the pandemic recedes in 2021, the pace of vaccinations in the United States and the timeframe for the lifting of COVID-19-related restrictions remain uncertain and subject to risk.
Cyclicality. SMBs have historically experienced high failure rates, and we must continually add new advertisers to replace those who do not renew their advertising due to factors outside of our control, such as declining advertising budgets, closures or bankruptcies. As a result, SMBs may be disproportionately affected by negative fluctuations in the business cycle, and a worsening economic outlook would likely cause such businesses to decrease investments in advertising, which would adversely affect our revenue. This has been the case in connection with the COVID-19 pandemic; while some restrictive measures to control the spread of COVID-19 have eased recently, they have had and are continuing to have significant macroeconomic impacts that have been particularly challenging for SMBs. These circumstances, along with uncertainty regarding the pace of vaccinations and the timing of the economic recovery, are having an ongoing adverse impact on our business and results of operations. While we believe the U.S. economy will continue to strengthen in 2021, we do not anticipate a full recovery before 2022.
Corporate and Available Information
We were incorporated in Delaware on September 3, 2004. Our principal executive offices are located at 140 New Montgomery Street, 9th Floor, San Francisco, California 94105, and our telephone number is (415) 908-3801. Our website is located at www.yelp.com, and our investor relations website is located at www.yelp-ir.com.
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

Item 1A. Risk Factors

Risks Related to Our Business and Industry

The COVID-19 pandemic has had, and we expect it to continue to have, a significant adverse impact on our business and results of operations, and also exposes our business to other risks.
Since early March 2020, when COVID-19 was declared a global pandemic by the World Health Organization, governments around the world, including in the United States, have implemented extensive measures in an effort to control its spread, including travel restrictions, limitations on business activity, quarantines and shelter-in-place orders. These measures have had and are continuing to have significant macroeconomic impacts and have been particularly challenging for the SMBs on which we rely. Although vaccines are currently being administered in the United States and some restrictions have eased, the number of COVID-19 cases continues to fluctuate, creating continued uncertainty about economic recovery. These circumstances have had, and we expect them to continue to have, a significant adverse impact on our business and results of operations in turn. Although our business showed improvement in the second half of 2020 from its low points in March and April 2020, traffic and advertising budgets generally remained below pre-COVID levels; traffic in particular was negatively impacted by the resurgence of COVID-19 cases in the late fourth quarter of 2020. As the pandemic continues, our business is exposed to a variety of risks, including:
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
Advertisers will not advertise with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver compelling ad products in an effective manner, or if we do not provide accurate, easy-to-use analytics and measurement solutions that demonstrate the effectiveness and value of our products. As is typical in our industry, our advertisers generally have the ability to cancel their ad campaigns at any time without penalty. If we are unable to quickly and effectively respond to any decrease in customer satisfaction, economic downturn (including as a result of COVID-19) or other change negatively affecting our ability to retain advertisers, our ability to maintain and expand our advertiser base will be harmed.
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
•our ability to drive traffic to our platform and increase user engagement, including engagement with the ads displayed on our platform;
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
•the size and effectiveness of our sales force, which may be affected by a range of factors, not all of which are within our control, including:
•the employment market in cities where our sales offices are located;
•our sales force's ability to connect with potential customers' key decision makers
•catastrophic occurrences, such as earthquakes or fires, and major public health crises like the COVID-19 pandemic that negatively impact the productivity of our sales force;
•the degree to which businesses choose to reach users through our free products in lieu of our paid products and services; and
•the pricing of our products, including the CPC ad prices determined by our auction system.
Any of these or other factors could result in a reduction in demand for our products, which may reduce the prices we are able to charge, either of which would negatively affect our revenue and operating results.

Our strategy to grow our business may not be successful and may expose us to additional risks.
Our growth strategy includes priorities such as improving monetization of our Services categories, expanding our Self-serve and Multi-location channels, and delivering more value to advertisers. These initiatives involve risks and executing on them may prove more difficult than we currently anticipate. We may not succeed in realizing the benefits of these efforts, including growing our revenue and improving our margins, within the time frame we expect or at all.
Our ability to execute each of our strategic priorities depends on our ability to develop innovative, relevant and useful products in a timely manner. Developing successful products requires substantial investments, and such investments may not prioritize short-term financial results and may involve significant risks and uncertainties. For example, new products may fail to generate sufficient revenue, operating margin or other value to justify the investments we made in them, which is a particular risk for new products that are unproven or that are outside of our historical core business.
We will also face industry challenges in our efforts to monetize more of the leads we deliver to Services businesses. In addition to being a highly competitive, fragmented market, it has not yet fully embraced online solutions of the type we offer. Many of our consumers continue to search for, select and hire service professionals offline through word-of-mouth and referrals. Changing traditional habits is difficult, and the speed and ultimate outcome of the shift of these markets online for consumers and businesses alike is uncertain and may not occur as quickly as we expect, or at all.
Our efforts to provide advertisers more value for their money may include lowering prices while making significant investments in product development. We cannot guarantee that any resulting increase in demand for our products or improvement in retention will offset lower prices or otherwise generate sufficient revenue to justify our investments. Likewise, emphasizing our Self-serve and Multi-location channels involves changes to our sales organization and sales force hiring priorities. These changes may be disruptive to our sales operations and affect our ability to generate revenue.
Certain of our past strategic decisions may also continue to impact our opportunities and long-term prospects. For example, we wound down our international sales and marketing operations in 2016 and reallocated the associated resources primarily to our U.S. and Canadian markets. While our decision to focus our sales and marketing resources primarily on the United States and Canada has resulted in some cost savings, it also limited the markets from which we generate revenue and affects our ability to expand internationally in the future. Our continued growth depends on our ability to further expand our U.S. and Canadian business for the foreseeable future; however, our business in these markets is in a relatively late stage of development, and further expansion may not yield similar results. If we are not able to develop these markets as we expect, or if we fail to address the needs of those markets, our business will be harmed.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, our product and engineering teams, marketing professionals and advertising sales staff. All of our officers and other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.

Our ability to execute on our key strategic initiatives depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, which may be more difficult with a distributed workforce. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring such personnel. Although we expect our plans to operate with a significant portion of our employees working remotely to reduce our reliance on the San Francisco Bay Area, where the cost of living is high and competition for qualified candidates is particularly high, we may not succeed in realizing the benefits of these efforts within the time frame we expect or at all. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention; as a result, we may incur significant costs to attract them before we can validate their productivity. As we continue to mature, the incentives to attract, retain and motivate employees provided by our equity awards may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. Volatility in the price of our common stock may also make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as employee morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.

If user engagement on our platform declines, our revenue, business and operating results may be harmed.
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
We expect our traffic to be volatile in the near term as a result of the COVID-19 pandemic, although we are unable to predict the duration or degree of such volatility with any certainty. We further anticipate that our traffic growth rate will continue to slow over the medium and long term, and potentially decrease in certain periods due to the maturation of our business and our high penetration rates in most major geographic markets within the United States and Canada. As our traffic growth rate slows, our business and financial performance will become increasingly dependent on our ability to drive user engagement with our platform and the ads that we display.

If we fail to manage our employee operations and organization effectively, our brand, results of operations and business could be harmed.
Our employee operations are complex and place substantial demands on management and our operational infrastructure. These operations may be negatively affected by a range of external factors that are not within our control, including catastrophic events, such as earthquakes or fires, and public health crises, such as the COVID-19 pandemic. Such factors may have a substantial impact on employee attendance or productivity, and the extent and duration of their impact are typically uncertain; if we are not able to respond to and manage the impact of such events effectively, our business will be harmed. For example, our rapid and broad-based shift to a remote working environment in connection with the COVID-19 pandemic added to the complexity of our employee operations by creating productivity, connectivity, security and oversight challenges. We expect similar challenges to arise in the future as we continue to operate with a primarily remote workforce going forward. Addressing these challenges could adversely affect our company culture and will require the attention of our executive team and other key employees, which could adversely affect our business.
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
As our business matures, we make periodic changes and adjustments to our organization in response to various internal and external considerations, including market opportunities, the competitive landscape, new and enhanced products, acquisitions, sales performance, availability of employee talent and costs. In some instances, these changes have resulted in a temporary lack of focus and reduced productivity, which may occur again in connection with any future changes to our organization and may negatively affect our results of operations. If we are unable to adapt quickly and effectively to changes or adjustments to our organization, our business will be harmed.
We may also need to improve our operational, financial and management systems and processes to support our large and distributed workforce, which may require significant capital expenditures and allocation of valuable management and employee resources, as well as subject us to the risk of over-expanding our operating infrastructure. For example, it can be difficult to train thousands of sales employees across multiple offices according to the same business standards, practices and laws, and we have been the subject of lawsuits alleging that we have failed to do so. For example, we were the subject of a lawsuit alleging that our sales force does not properly disclose that calls may be monitored or recorded for quality assurance. If we fail to scale our operations successfully and increase productivity, the quality of our platform and efficiency of our operations could suffer, which could harm our brand, results of operations and business.

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
We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing, information technology and systems, network infrastructure and administrative software solutions. We also rely on partnership integrations for various transactions available through Yelp, including Grubhub for food-ordering services. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. This may divert the attention of our management and employees from other aspects of our business operations, and there can be no assurance that we will be able to continue to realize the intended benefits of any given partnership.
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
Similarly, Apple, Google or other marketplace operators may make changes to their marketplaces, technical requirements or policies that make access to our products more difficult, reduce the prominence or rank of our applications within marketplaces, require us to change our current practices or make it more difficult for us to provide effective advertising tools to businesses on our platform. For example, if application marketplaces change their policies in a manner that adversely impacts the way in which we or our partners collect, use and share data from users, our ability to maintain and expand our base of advertisers will be harmed. However, if we do not comply with these requirements, we could lose access to the app store and users, and our business would be harmed.
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
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. Similarly, we may pursue investments in privately held companies in furtherance of our strategic objectives. We have limited experience as a company in the complex processes of acquiring and investing in businesses and technologies. The pursuit of potential future acquisitions or investments may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing transactions, whether or not they are consummated.
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
Our ability to do so will depend largely on our ability to maintain business owner and consumer trust in the integrity of our products and in the quality of the user content and other information found on our platform, which we may not do successfully. Although we dedicate significant resources to these goals, we may fail to respond to user or business owner concerns expeditiously or in a manner they perceive to be appropriate, which could erode confidence in our brand. For example, some consumers and businesses have alternately expressed concern that our technology either recommends too many reviews, thereby recommending some reviews that may not be legitimate, or too few reviews, thereby not recommending some reviews that may be legitimate. The actions of our partners, over whom we have limited, if any, control, may also affect the perceived integrity of our brand if users or advertisers do not have a positive experience interacting with or through them. In addition, our website and mobile app serve as a platform for expression by our users, and third parties or the public at large may attribute the political or other sentiments expressed by users on our platform to us, which could harm our reputation.
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
•changes in the products we offer and the market acceptance of those products and online advertising solutions generally;
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
•changes in our tax rates or exposure to additional tax liabilities;
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

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to regain profitability. Our failure to achieve an adequate growth rate will adversely affect our business and results of operations.
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize from time to time, as an indication of our future performance. Although our revenues have grown rapidly in recent years, increasing from $12.1 million in 2008 to $1.0 billion in 2019, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. Moreover, our strategy to grow our business involves significant risks and executing on it may prove more difficult than we currently anticipate.
Our revenue has also been significantly negatively impacted as businesses have reduced their advertising spending as a result of COVID-19 closures or restrictions, resulting in a 14% year-over-year decrease in revenue in 2020. With the pace of vaccinations and economic recovery in the United States highly uncertain, the magnitude and duration of this ongoing impact on our revenue is unknown. We expect that our business would continue to be significantly adversely affected for the duration of any recessionary period or protracted economic downturn even after the COVID-19 pandemic has subsided, which would harm our ability to regain profitability.

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
We have a limited operating history at the current scale of our business in an evolving industry that may not develop as expected, if at all. If the demand for connecting consumers and local businesses does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed. As a result, our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry, which we may not be able to address successfully. These risks and difficulties include numerous factors, many of which we are unable to predict or are outside of our control, including those discussed elsewhere in these Risk Factors. Failure to address these risks and difficulties adequately could harm our business and cause our operating results to suffer.

If we default on our credit obligations, our business, revenue and financial results could be harmed.
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
We intend to continue to invest in our business and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to secure additional funds. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic or otherwise, our operations and financial condition could be adversely impacted.
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
More recently, as a result of the COVID-19 global pandemic, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was signed into law on March 27, 2020. The CARES Act includes, among other items, provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are currently evaluating the impact of the CARES Act and expect additional regulations, interpretations and rulings may be forthcoming that could further impact our consolidated financial statements. In addition, legislatures and taxing authorities in jurisdictions in which we operate may propose additional changes to their tax rules in response to COVID-19. The impact of these potential new rules on us, our long-term tax planning and our effective tax rate could be material.
Furthermore, taxing authorities in various jurisdictions worldwide have enacted or proposed new tax laws, rules and regulations directed at taxing the digital economy and multinational entities. As part of its Base Erosion and Profit Sharing Project, the Organization for Economic Co-operation and Development has published proposals and blueprints covering issues including country-by-country reporting, transfer pricing rules and taxation of digital services. Various jurisdictions have also unilaterally enacted or are considering a digital services tax on companies that generate revenues from the provision of digital services. These ongoing efforts to modernize the international tax framework and address the digitalization of the global economy could increase our future tax obligations. The Company will continue to monitor the developments and assess any impacts on our long-term tax planning and consolidated financial statements.
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

Risks Related to Regulatory Compliance and Legal Matters

We are, and may be in the future, subject to disputes and assertions that we violate the rights of other parties. These disputes may be costly to defend and could harm our business and operating results.
We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of other parties, including patent, trademark, copyright and other intellectual property rights, and the rights of current and former employees, users and business owners. For example, various businesses have sued us alleging that we manipulate Yelp reviews in order to coerce them and other businesses to pay for Yelp advertising.
The nature of our business also exposes us to claims relating to the information posted on our platform, including claims for defamation, libel, negligence and copyright or trademark infringement, among others. For example, businesses have in the past claimed, and may in the future claim, that we are responsible for the defamatory reviews posted by our users. We expect claims like these to continue, and potentially increase in proportion to the amount of content on our platform. In some instances, we may elect or be compelled to remove the content that is the subject of such claims, or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. For example, recently enacted legislation in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If we elect or are compelled to remove content from our platform, our products and services may become less useful to consumers and our traffic may decline, which would have a negative impact on our business. This risk may increase if Congressional efforts to restrict the protections afforded us by CDA 230 are successful. This risk may also be greater in certain jurisdictions outside of the United States where our protection from such liability may be unclear.
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
We expect other claims to be made against us in the future, and the results of litigation and claims to which we may be subject cannot be predicted with any certainty. Even if the claims are without merit, the costs associated with defending against them may be substantial in terms of time, money and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes, or otherwise involve significant settlement costs. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible. Even if claims do not result in litigation or are resolved in our favor without significant cash settlements, such matters, and the time and resources necessary to resolve them, could harm our business, results of operations and reputation.

Our business is subject to complex and evolving domestic and foreign laws, regulations and other legal obligations related to privacy, data protection, data security and other matters. Our actual or perceived failure to comply with such laws, regulations and obligations could harm our business.
We are subject to numerous domestic and foreign laws and regulations that involve matters central to our business, including laws regarding privacy, data protection, data security, user-generated content and consumer protection, among others, as described in more detail under "Business—Government Regulation" under Item 1 of this Annual Report. For example, we are subject to numerous laws around the world that restrict the collection, use, storing, processing and disclosure of personal information and other user data. We are also subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results. We operate in a new and rapidly evolving industry, and many laws and regulations that impact our business are being proposed, are still evolving or are being tested in courts, which adds to the complexity of operating our business.
Our business could be adversely affected if we are required to change our current policies, practices or the design of our platform, products or features based on new laws, regulations or judicial interpretations. For example, there are ongoing Congressional efforts to restrict the scope of the critical liability protections afforded to online platforms like ours under CDA 230, which could increase our content moderation costs and our exposure to liability in connection with the publication of third-party content, including user-generated reviews. Changes to CDA 230 could also cause us to remove more third-party content from our platform, particularly critical consumer commentary, in response to takedown demands that may or may not be legitimate, which would negatively affect the quality and quantity of information available through our service.
Similarly, regulatory frameworks for privacy issues and behavioral advertising are currently in flux worldwide and are trending toward more restrictive obligations, reflecting increased public scrutiny of the practices of companies offering online services with respect to the personal information and behavior of their users. Changes to privacy and data security laws in particular could make it more difficult for consumers to use our platform, resulting in lower traffic and revenue, or make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and lower revenue. For example, in addition to giving residents expansive rights related to their personal information, California law restricts the “sale” of personal information and the use of cookies and similar technologies for certain advertising purposes. If such restrictions negatively impact our ability to offer ad products that are highly targeted to audience interests, or to measure the effectiveness of our ad products, such as our ability to offer store-level attribution through integrations with third-party data partners, our ability to maintain and expand our base of advertisers will be harmed.
These challenges may be compounded to the extent that different jurisdictions adopt inconsistent or conflicting laws and regulations applicable to our business, which would add complexity to our operations and increase our compliance costs. For example, laws in all states and U.S. territories require businesses to notify affected individuals and governmental entities of the occurrence of certain security breaches affecting personal information. However, these laws are not consistent, and compliance with them in the event of a widespread data breach would be complex and costly. It is also possible that the interpretation and application of various laws and regulations may conflict with other rules or our practices, such as industry standards to which we adhere, our privacy policies and our privacy-related obligations to third parties (including, in certain instances, voluntary third-party certification bodies).

Uncertainty regarding the application and interpretation of existing laws and regulations due to court challenges or evolving legislation may also result in a significantly greater compliance burden for us. For example, a recent decision by the European Court of Justice of the European Union called into question one of the primary safeguards allowing transfers of personal information from Europe to the United States and most other countries under the U.S.-E.U. Privacy Shield Framework. In November 2020, E.U. regulators proposed a new set of safeguards that impose additional obligations and requirements with respect to the transfer of E.U. personal data to other jurisdictions, which may increase the legal risks and liabilities under the GDPR and local E.U. laws associated with cross-border data transfers, as well as result in material increases in our compliance and operational costs. If we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe and may be required to increase our data processing capabilities in Europe at significant expense. Similarly, in November 2020 California voters approved a ballot measure to enact the CPRA, which significantly modifies the CCPA, creating uncertainty and requiring us to incur additional costs and expenses. Aspects of the CCPA and CPRA remain unclear and we may be required to modify our practices in an effort to comply with them.
Our actual or perceived failure to comply with laws and regulations could lead to costly legal action, adverse publicity, significant liability and decreased demand for our services, which could adversely affect our business, results of operations and financial condition. For example, our failure or perceived failure to comply with applicable laws and regulations may result, and in some cases has resulted, in inquiries and other proceedings and actions against us by governments, regulations or others. Responding to and resolving any future litigation, investigations, settlements or other regulatory actions may require significant time and resources, and could diminish confidence in and the use of our products. We may also be forced to implement new measures to reduce our legal exposure, which may require us to expend substantial resources, delay development of new products or discontinue certain products or features, which would negatively impact our business. For example, if we fail to comply with our privacy-related obligations to users or third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other user data, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes. Any resulting negative publicity could adversely affect our reputation and brand, regardless of whether the internal resources expended and expenses incurred in connection with such inquiries and their resolutions are material.

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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors and elsewhere in this Annual Report, factors that may cause volatility in our share price include:
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
•investor sentiment, including that of derivatives traders, with respect to us or our competitors, business partners and industry in general;
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
Since we implemented our stock repurchase program in July 2017, our board of directors has authorized the repurchase of up to an aggregate of $950.0 million of our common stock, of which $219.6 million remained available as of February 19, 2021 and which does not have an expiration date. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions, all of which may be negatively impacted by the ongoing pandemic. In addition, the terms of the Credit Agreement impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents, and marketable securities.

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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2020, we had 75,272,350 shares of common stock outstanding.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive offices in North America are currently located at 140 New Montgomery Street, San Francisco, California, where we lease office space pursuant to a lease agreement that expires in 2021. We also lease office space in multiple cities across North America and Europe. We believe that our properties are generally suitable to meet our needs for the foreseeable future and, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.

Item 3. Legal Proceedings.
We are subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these matters will have a material effect on our business, financial position, results of operations or cash flows. For information regarding material legal proceedings in which we are involved, see "Legal Proceedings" in Note 13, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements included in this Annual Report, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, par value $0.000001 per share, is listed on the New York Stock Exchange LLC ("NYSE") under the symbol “YELP.”
Stockholders
As of the close of business on February 19, 2021, there were 40 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
We have presented below the cumulative total return to our stockholders during the period from December 31, 2015 through December 31, 2020 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$250
$200
$150
$100
$50
$0
31-Dec-2015
31-Dec-2016
31-Dec-2017
31-Dec-2018
31-Dec-2019
31-Dec-2020
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
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended December 31, 2020 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1 - October 31, 2020	—	$—	—	$268,989
November 1 - November 30, 2020	31	$33.46	31	$267,968
December 1 - December 31, 2020	773	$30.23	773	$244,593
(1)    Since July 2017, our board of directors has authorized us to repurchase up to $950.0 million of our outstanding common stock, of which $244.6 million remained available as of December 31, 2020. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part II, Item 7 in this Annual Report.
(2)    Average price paid per share includes costs associated with the repurchases.

Item 6. [Removed and Reserved.]

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

Overview
As one of the best known internet brands in the United States, Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust us for our more than 200 million ratings and reviews of businesses across a broad range of categories, while businesses advertise with us to reach our large audience of generally affluent, purchase-oriented consumers. We believe our ability to provide value to both consumers and businesses not only fulfills our mission to connect consumers with great local businesses, but also positions us well in the local, digital advertising market in the United States.
We generate substantially all of our revenue through the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a CPC basis. In the year ended December 31, 2020, our net revenue was $872.9 million, down 14% from the year ended December 31, 2019, and we recorded a net loss of $19.4 million and adjusted EBITDA of $140.3 million. In the year ended December 31, 2019, our net revenue was $1.0 billion, which represented an increase of 8% from the year ended December 31, 2018, and we recorded net income of $40.9 million and adjusted EBITDA of $213.5 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “—Non-GAAP Financial Measures” below.
In 2019, we announced an ambitious, multi-year business transformation plan designed to drive and sustain long-term profitable growth. The strategy underlying this plan aimed to increase our value proposition to businesses while also driving growth through the combination of product innovation, marketing and our Multi-location business rather than Local sales headcount. Over the course of 2019 and 2020, we successfully executed against this strategy by:

•building increasingly differentiated category experiences for our Services categories, which increased the value of the leads we delivered to Services businesses as well as improved the product experience for both advertisers and consumers;
•expanding our Multi-location business, which increased our market opportunity and contributed higher-margin revenue than our Local sales business;
•completing our transition to the exclusive sale of non-term contracts to our SMB customers, which allow them to start, modify, cancel or restart their advertising programs at any time;
•enabling customers to purchase and more fully manage their advertising on a self-serve basis, which improved customer retention and reduced our reliance on sales as well as customer support headcount;
•substantially reducing our Local sales team, including by more than 50% in April 2020, a process made possible by our investments in product development and significantly accelerated by the COVID-19 pandemic, as discussed below, and increasing its productivity; and
•shifting our employee base to lower-cost markets by moving many of our general and administrative roles from San Francisco to the Phoenix Area and growing our product development team primarily in Canada, Germany and the United Kingdom.
Our performance in January and February 2020 demonstrated that our strategic initiatives were succeeding in growing revenue while reducing Local sales headcount. Although consumer engagement and non-term advertising budgets fell substantially in March and April as a result of the COVID-19 pandemic — with net revenue ultimately declining 32% year over year in the second quarter — we continued investing in product development and accelerated the realignment of our go-to-market channels toward Multi-location and Self-serve.
In addition to helping consumers and local businesses adapt to the new economic environment, these actions helped our revenue recover in the second half of the year; net revenue increased 32% sequentially in the third quarter and a further 6% sequentially in the fourth quarter. After making the difficult decision to significantly reduce the size of our Local sales team, we continued to increase our operating discipline and rationalize our cost structure.
In 2021, we plan to build on the changes we have made to our business and our financial recovery in the second half of 2020 by continuing to invest in product development and our Multi-location sales team, while keeping Local sales headcount relatively consistent. Our investment priorities include continuing many of our key strategic initiatives from 2020:
•Improve monetization of our Services categories. Because the needs of consumers and businesses in Services categories are generally distinct from those in our Restaurants, Retail & Other categories, we believe that we will be able to both monetize more of our consumer traffic and convert more Services businesses into advertisers by offering an increasingly tailored product experience in the Services categories. In 2021, we plan to build new lead generation products, like Nearby Jobs, that result in higher quality leads while also improving the user experience by providing consumers with the tools they need to find and connect with the right Services businesses for their projects.
•Expand our Self-serve and Multi-location channels. We plan to drive a larger percentage of SMB customer acquisition through our self-serve channel in 2021 than in 2020 by providing advertisers with more targeting capabilities and controls over their advertising budgets, improving the reporting and analytics available in the business owner account, and using performance marketing to direct more businesses to the self-serve purchase flow. We also plan to further expand our Multi-location sales and technical support teams, introduce new ad products tailored to larger advertisers, and enhance our reporting and analytics to both acquire new multi-location customers and expand our business with existing customers.
•Deliver more value to advertisers. In 2021, we plan to continue improving the relevance and value of our ads by driving more of our users' high-purchase intent leads to advertisers through increasingly targeted ad products. We also plan to expand the number of products we offer on a bundled, subscription basis at a discount to their standalone pricing in 2021, including our Enhanced Profile and Yelp Connect products, which we believe will increase retention.
We plan to invest heavily in our growth initiatives in the first half of 2021, primarily by increasing headcount in our product development, Multi-location sales and marketing teams to support the execution of our strategic roadmap. We expect that these investments, together with our plans to reduce costs by continuing to operate on a distributed basis, will provide leverage in the second half of the year and into 2022.

Factors Affecting Our Performance
COVID-19. The COVID-19 pandemic has had, and we expect it to continue to have, a significant adverse impact on our business and results of operations. Measures implemented to control the spread of COVID-19 have had and are continuing to have significant macroeconomic impacts and have been particularly challenging for the SMBs on which we rely. We implemented a number of measures in 2020 to preserve liquidity, reduce our operating costs and manage the near-term financial impact of the COVID-19 pandemic, including: changing our investment strategy and liquidating our portfolio of marketable securities; arranging for a revolving credit facility with Wells Fargo Bank, National Association; implementing workforce reductions, furloughs and reduced-hour work weeks for employees; halting share repurchases under our stock repurchase program; and changing our method of settling the employee tax liabilities associated with the vesting of RSUs to preserve cash. Please refer to "—Liquidity and Capital Resources" below for further details on these measures. We also offered relief incentives to our customers that were most impacted by the pandemic in the form of waived advertising fees, paused ad campaigns and free products, which reduced net revenue during the year.
Although vaccines are currently being administered in the United States and some restrictions have eased, the number of COVID-19 cases continues to fluctuate, creating continued uncertainty about the economic recovery. Although our business showed improvement in the second half of 2020 from its low points in March and April 2020, traffic and advertising budgets generally remained below pre-COVID levels; traffic in particular was negatively impacted by the resurgence of COVID-19 cases in the late fourth quarter of 2020. It is not possible for us to estimate the duration or magnitude of the adverse results of the pandemic and its effects on our business. Even after the COVID-19 pandemic has subsided, health measures taken by governments and private industry in response to the pandemic may have a long-term adverse effect on the economy, and any protracted economic downturn would have significant negative effects on our business.
Product Innovation. Our growth strategy includes priorities such as improving monetization of our Services categories, expanding our Self-serve and Multi-location channels, and delivering more value to advertisers, all of which depend on our ability to develop innovative, relevant and useful products in a timely manner. Developing successful products requires substantial investments, and such investments may not prioritize short-term financial results and may involve significant risks and uncertainties. For example, new products may fail to generate sufficient revenue, operating margin or other value to justify the investments we made in them, which is a particular risk for new products that are unproven or that are outside of our historical core business.
Our Ability to Attract and Retain Advertisers. Our revenue growth is driven by our ability to attract and retain advertising customers. To do so, we must deliver tailored advertising products at a competitive price in a highly competitive market. A substantial portion of our advertisers have the ability to cancel their advertising campaigns at any time. Their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. Although the opportunity presented by our Multi-location channel is a strategic priority, we continue to rely heavily on SMBs that often have limited advertising budgets, may view online advertising products like ours as experimental and unproven, and are disproportionately impacted by macroeconomic conditions.
Our Ability to Attract and Retain Talent. Our ability to execute on our strategic initiatives depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring such personnel, particularly for technical roles. In 2021, we plan to make substantial investments in our engineering, sales and marketing organizations, which will require us to effectively integrate, develop and motivate a large number of new employees in a remote environment while maintaining the beneficial aspects of our company culture. Our employee operations are complex and place substantial demands on management and our operational infrastructure, particularly in the primarily remote work environment that we plan to maintain. For example, our increased focus on our Self-serve and Multi-location sales channels involves changes to our sales organization and sales force hiring priorities, which may be disruptive to our sales operations and affect our ability to generate revenue.
Investment in Growth. We plan to invest heavily in our strategic initiatives for 2021, particularly in developing new advertising products, further developing our analytics tools for advertisers, improving our offerings for the Services categories and refining our advertising auction system. While we believe these initiatives will ultimately drive revenue growth, our investments in them will increase our operating expenses, and any increase in revenue resulting from these product innovations will likely trail the increase in expenses.
Stock Repurchases. Since July 2017, our board of directors has authorized us to repurchase up to $950.0 million of our outstanding common stock, $219.6 million of which remained available as of February 19, 2021 and which does not have an expiration date. During the years ended December 31, 2019 and 2018, we repurchased on the open market and subsequently retired 14,190,409 and 4,896,003 shares, respectively, for aggregate purchase prices of $481.0 million and $187.4 million, respectively. During the year ended December 31, 2020, we repurchased on the open market 803,691 shares for an aggregate purchase price of $24.4 million, of which 704,673 shares were retired. The remaining 99,018 shares were retired in January 2021. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions. In addition, the terms of our Credit Agreement with Wells Fargo Bank, National Association impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We have funded the repurchases, and expect to fund future repurchases under the stock repurchase program, with cash available on our balance sheet. As a result, this program could diminish our cash reserves and reduce our ability to invest in our business, in addition to affecting the trading price and volatility of our stock.
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
Seasonality and Cyclicality. Our business is affected by seasonal fluctuations in Internet usage and advertising spending. Based on historical trends, our revenue is typically lowest in the first quarter and increases through the year to its highest level in the fourth quarter; although SMBs typically decrease their advertising spending in the fourth quarter, our multi-location customers tend to increase their spending at that time. Our traffic is also typically weakest in the fourth quarter of the year in connection with year-end holidays. However, the impact of seasonality on our business in 2020 was overshadowed by the impact of the COVID-19 pandemic, which began having a substantial negative impact on our traffic and non-term advertiser budgets in March 2020 and from which we had not fully recovered by the end of the year.
While some restrictive measures to control the spread of COVID-19 have eased recently, they have had and are continuing to have significant macroeconomic impacts that have been particularly challenging for the SMBs on which we rely. These circumstances, along with uncertainty regarding the pace of vaccinations and the timing of the economic recovery, are having an ongoing adverse impact on our business and results of operations. While we believe the U.S. economy will continue to strengthen in 2021, we do not anticipate a full recovery before 2022.
Key Metrics
As our business has changed in recent years, so too have the metrics we use to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. To provide better insight into the way we manage and monitor our business, we are updating our key metrics to reflect the transformation we have made to our business as well as what we believe will be the key drivers of our next phase of growth. These changes consist of two new metrics — ad clicks and average CPC — as well as new breakdowns of advertising revenue and paying advertising locations by category. In addition, we expect to provide our reviews, traffic and active claimed local business locations metrics on an annual basis going forward instead of quarterly, as detailed below.
Ad Clicks
Ad clicks represent user interactions with our pay-for-performance advertising products, including clicks on advertisements on our website and mobile app, clicks on syndicated advertisements on third-party platforms and Request-A-Quote submissions. Ad clicks include only user interactions that we are able to track directly, and therefore do not include user interactions with ads sold through our advertising partnership. We do not expect the exclusion of such user interactions to materially affect this metric.

Because we generate revenue primarily from the sale of performance-based ads, our ability to increase our revenue depends largely on our ability to increase ad clicks. We plan to report the year-over-year percentage change in ad clicks on a quarterly basis going forward as a measure of our success in monetizing more of our consumer traffic and delivering more value to advertisers.
The following table presents year-over-year changes in our ad clicks for the periods indicated (expressed as a percentage):

	Three Months Ended December 31,
	2020	2019	2018
Ad Clicks	(22)%	33%	9%
Average CPC
We define average CPC as revenue from our performance-based ad products, excluding revenue from our advertising partnerships, divided by the total number of ad clicks for a given three-month period.
Average CPC, when viewed together with ad clicks, provides important insight into the value we deliver to advertisers, which we believe is a significant factor in our ability to retain both revenue and customers. For example, a negative change in average CPC for a given three-month period combined with a positive change in ad clicks over the same period would indicate that we delivered more ad clicks at lower prices, thereby delivering more value to our advertisers; we would expect this to have a positive impact on retention. We believe that average CPC and ad clicks together reflect one of the largest dynamics affecting our advertising revenue performance, and also expect to report the year-over-year percentage change in average CPC on a quarterly basis.
The following table presents year-over-year changes in our average CPC for the periods indicated (expressed as a percentage):

	Three Months Ended December 31,
	2020	2019	2018
Average CPC	4%	(16)%	7%
Ad Revenue by Category
Our advertising revenue comprises revenue from the sale of our advertising products, including the resale of our advertising products by partners and syndicated ads appearing on third-party platforms.
To reflect our strategic focus on creating two differentiated experiences on Yelp, we plan to provide a quarterly breakdown of our advertising revenue attributable to businesses in two high-level category groupings: Services and Restaurants, Retail & Other. Our Services categories consist of home, local, auto, professional, pets, events, real estate and financial services. Our Restaurants, Retail & Other categories consist of restaurants, shopping, beauty & fitness, health and other.
The following table presents our advertising revenue by category for the periods presented (in thousands):

	Three Months Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Services	$138,887	$137,501	$117,935	$515,019	$512,729	$457,531
Restaurants, Retail & Other	83,735	121,451	116,839	321,096	464,196	449,956
Total Advertising Revenue	$222,622	$258,952	$234,774	$836,115	$976,925	$907,487
Paying Advertising Locations
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period.

In addition to providing our paying advertising locations on a quarterly basis as a measure of the reach and scale of our business, we intend to provide a breakdown of paying advertising locations between our Services categories and Restaurants, Retail & Other categories.
The following table presents the number of paying advertising locations for the periods presented (in thousands):

	Three Months Ended December 31,
	2020	2019	2018
Services	224	235	231
Restaurant, Retail & Other	296	330	309
Total Paying Advertising Locations	520	565	540
Reviews, Traffic and Active Claimed Local Business Locations
We currently report our reviews, traffic and active claimed local business locations metrics on a quarterly basis as measures of the size of our audience, the volume of our content and the scope of our business, respectively. However, we currently monetize relatively low percentages of consumer activity and businesses claimed on our platform, and, as a result, we do not believe the quarterly fluctuations in these metrics are material to an understanding of our business. Accordingly, we expect to cease providing quarterly updates and only update these figures on an annual basis in future presentations going forward. We believe that updating these metrics annually, while still providing investors with an understanding of the scope of our business, reduces the chance that an investor could place undue importance on quarterly fluctuations in these numbers when assessing the prospects for our business.
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
As of December 31, 2020, approximately 206.3 million reviews were available on business listing pages, including approximately 48.7 million reviews that were not recommended, after 17.9 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands):

	As of December 31,
	2020	2019	2018
Reviews	224,162	205,382	177,385
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
While our consumer traffic remained below 2019 levels at the end of the fourth quarter of 2020 and we saw a slight decrease in activity during the winter, the positive trends we observed over the summer give us confidence that it will increase organically as more people are inoculated and the pandemic recedes: as restrictions on businesses eased and consumers eagerly returned to restaurants, our app unique devices rebounded by four million from the second quarter to 32 million in the third quarter. However, the pace of vaccinations in the United States and the timeframe for the lifting of COVID-19-related restrictions remain uncertain and subject to risk; as a result, we expect our traffic to be volatile in the near term, although we are unable to predict the duration or degree of such volatility with any certainty.
We use the metrics set forth below to measure each of our traffic streams. An individual user who accesses our platform through multiple traffic streams will be counted in each applicable traffic metric; as a result, the sum of our traffic metrics will not accurately represent the number of people who visit our platform on an average monthly basis.
App Unique Devices. We calculate app unique devices as the number of unique mobile devices using our mobile app in a given month, averaged over a given three- or twelve-month period, as applicable. Under this method of calculation, an individual who accesses our mobile app from multiple mobile devices will be counted as multiple app unique devices. Multiple individuals who access our mobile app from a shared device will be counted as a single app unique device.
The following table presents app unique devices for the periods indicated (in thousands):

	Three Months Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
App Unique Devices	29,611	35,599	32,891	31,132	36,250	32,273
Desktop and Mobile Website Unique Visitors. We calculate desktop unique visitors as the number of “users,” as measured by Google Analytics, who have visited our desktop website at least once in a given month, averaged over a given three- or twelve-month period, as applicable. Similarly, we calculate mobile website unique visitors as the number of “users” who have visited our mobile website at least once in a given month, averaged over a given three- or twelve-month period, as applicable.
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
The following table presents our web traffic for the periods indicated (in thousands):

	Three Months Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Desktop Unique Visitors	41,555	54,006	62,140	43,685	60,252	69,638
Mobile Web Unique Visitors	48,844	68,756	69,148	52,794	73,722	71,541
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
The table set forth below presents the number of active claimed local business locations as of the dates presented (in thousands). The numbers of active claimed local business locations as of December 31, 2019 and 2018 have been updated to reflect our current methodology for calculating this metric.

	As of December 31,
	2020	2019	2018
Active Claimed Local Business Locations	5,357	4,889	4,292

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from those estimates. Due to the COVID-19 pandemic and the uncertainty regarding the extent and duration of its impacts, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility in the year ended December 31, 2020 than prior to the pandemic. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
We consider the policies discussed below to be our critical accounting policies and estimates as we believe that the assumptions and estimates associated with these policies have the greatest potential impact on our consolidated financial statements. For further information on these and our other significant accounting policies, see Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
Revenue Recognition—We generate revenue from the sale of advertising products, transactions with consumers and other revenue sources, which correspond to our major product lines. We recognize revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We apply the portfolio practical expedient to account for contracts with customers in each category of revenue. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the amount of revenue we recognize is equal to the amount we have a right to invoice.
Contracts with customers can include multiple performance obligations, where the transaction price is allocated to each performance obligation based on its relative standalone selling price ("SSP"). We determine SSP based on the prices of the promised goods or services charged when sold separately to customers, which are determined using contractually stated prices. We allocate revenue to each of the performance obligations included in a contract with multiple performance obligations at the inception of the contract. The various products and services comprising contracts with multiple performance obligations are typically capable of being distinguished and accounted for as separate performance obligations.
For all contracts with customers, estimates and assumptions include determining variable consideration and identifying the nature and timing of satisfaction of performance obligations. We may accept lower consideration than the amount promised per the contract for certain revenue transactions and certain customers may receive cash based incentives, credits, or refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue. We believe that there will not be significant changes to our estimates of variable consideration. For contracts satisfied over time, we apply the invoice practical expedient to depict the value transferred to the customer and measure of progress towards completion of its obligations. We consider the right to receive consideration from a customer to correspond directly with the value to the customer of our performance completed to date. We do not consider the effects of the time value of money as substantially all of our contracts are invoiced on a monthly basis, one month in arrears.
Revenue is recognized net of any taxes collected from customers, which are remitted to governmental authorities. We do not typically refund customers for services once we determine the performance obligations of the contract have been satisfied, but will assess any refund requests from customers and partners on a case by case basis. We record an allowance for potential future refunds, which is estimated based on historical trends and recorded as a reduction of net revenue.
Website and Internal-Use Software Development Costs—Costs related to website and internal-use software are primarily related to our website and mobile app, including support systems. We capitalize our costs to develop software when: preliminary development efforts are successfully completed; management has authorized and committed project funding; and it is probable that the project will be completed and the software will be used as intended. We use judgement to determine which projects will be capitalized and the estimated useful life over which the related asset will be amortized. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years.
We capitalize certain implementation costs incurred related to cloud computing arrangements that are service contracts. Such costs are amortized on a straight-line basis over the term of the associated hosting arrangement plus any reasonably certain renewal period. Any capitalized amounts related to such arrangements are recorded within prepaid expense and other current assets and within non-current assets on the consolidated balance sheets.
Leases—We lease our office facilities under operating lease agreements that expire from 2021 to 2031, some of which include options to renew at our sole discretion. If exercised, such options would extend the lease terms by up to ten years. Additionally, certain lease agreements contain options to terminate the leases, which require 6 to 12 months prior written notice to the landlord. We do not have any finance lease agreements.
We recognize operating lease liabilities on our consolidated balance sheets, which represent the present value of future lease payments, and an associated operating lease right-of-use asset for any operating lease with a term greater than one year. We recognize the amortization of the right-of-use asset each month within lease expense. We elected to use the practical expedient for short-term leases, and therefore do not record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less.
When recording the present value of lease liabilities, a discount rate is required. We have concluded that the rates implicit in the various operating lease agreements are not readily determinable. As a result, we instead use our incremental borrowing rate, which is calculated based on hypothetical borrowings to fund each respective lease over the lease term, as of the lease commencement date, assuming that borrowings are secured by the various leased properties. The incremental borrowing rates are determined based on an assessment of our implied credit rating, using ratings scales from reputable rating agencies that consider a number of qualitative and quantitative factors. Market rates are derived as of the lease commencement dates with reference to companies with the same debt rating that operate in a similar industry to us.
Business Combinations—We account for acquisitions of entities that consist of inputs and processes that have the ability to contribute to the creation of outputs as business combinations. We allocate the purchase price of the acquisition to the tangible assets, identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. The excess of the purchase price over the fair values of assets acquired and liabilities assumed is recorded as goodwill. Acquisition-related expenses and integration costs are expensed as incurred. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, subsequent adjustments are recorded to our consolidated statements of operations.
Allowance for Doubtful Accounts—We maintain an allowance for doubtful accounts receivable. The allowance reflects the our best estimate of probable losses associated with the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts based on the credit risk of those accounts, known delinquent accounts, as well as current conditions and reasonable and supportable economic forecasts. When new information becomes available that allows us to more accurately estimate the allowance, we make an adjustment, which is considered a change in accounting estimate. The carrying value of accounts receivable approximates their fair value.
Income Taxes—Significant judgment is required to determine our provision (benefit) for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles, complex tax laws, or variances between our actual and anticipated operating results. Therefore, actual income taxes could materially vary from these estimates.
We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments or changes in the tax law or rates. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Valuation allowances are provided to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. We evaluate the ability to realize net deferred tax assets and the related valuation allowance on a quarterly basis.
We operate in various tax jurisdictions and are subject to audit by various tax authorities. We provide for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.
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
Stock-Based Compensation—We account for stock-based employee compensation plans under the fair value recognition and measurement provisions, which require all stock-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units ("RSUs"), performance-based restricted stock units ("PRSUs") and issuances under our 2012 Employee Stock Purchase Plan, as amended ("ESPP"), to be measured based on the grant-date fair value of the awards. We account for forfeitures as they occur.
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes-Merton option valuation model. This valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility in the fair market value of our common stock, a risk-free interest rate and expected dividends. No compensation cost is recorded for options that do not vest. We use the simplified calculation of expected life as the contractual term for options of 10 years is longer than we have been publicly traded. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to us. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. We use the straight-line method for expense attribution.
The fair value of RSUs is measured using the closing price of our common stock on the New York Stock Exchange on the grant date. We use the straight-line method for expense attribution. No compensation cost is recorded for RSUs that do not vest.
We have two types of PRSUs outstanding — awards for which the vesting is subject to both a time-based vesting schedule and either (a) a market condition or (b) the achievement of performance goals.
For the awards subject to a market condition, we use a Monte Carlo model to determine the fair value of the PRSUs. We use the accelerated method for expense attribution. Compensation costs are recorded if the service condition is met regardless of whether the market performance condition is satisfied. No compensation cost is recorded if the service condition is not met.
For the awards subject to performance goals, compensation costs are recorded when we conclude that it is probable that the performance conditions will be achieved. We perform an analysis in each reporting period to determine the probability that the performance goals will be met, and recognize a cumulative catch-up adjustment to compensation cost for changes in its probability assessment in subsequent reporting periods, if required, until the performance period has expired. The fair value of the PRSUs is measured using the closing price of our common stock on the New York Stock Exchange on the grant date. We use the accelerated method for expense attribution. No compensation cost is recorded if the service condition is not met.

Results of Operations
The following tables set forth our results of operations for 2020, 2019 and 2018 (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,			$ Change		% Change(1)
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018	2020 vs. 2019	2019 vs. 2018

Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$515,019	$512,729	$457,531	$2,290	$55,198	NM(2)	12%
Restaurants, Retail & Other	321,096	464,196	449,956	(143,100)	14,240	(31)%	3%
Advertising	836,115	976,925	907,487	(140,810)	69,438	(14)%	8%
Transactions	15,017	12,436	13,694	2,581	(1,258)	21%	(9)%
Other revenue	21,801	24,833	21,592	(3,032)	3,241	(12)%	15%
Total net revenue	$872,933	$1,014,194	$942,773	$(141,261)	$71,421	(14)%	8%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$57,186	$62,410	$57,872	$(5,224)	$4,538	(8)%	8%
Sales and marketing	437,060	500,386	483,309	(63,326)	17,077	(13)%	4%
Product development	232,561	230,440	212,319	2,121	18,121	1%	9%
General and administrative	130,450	136,091	120,569	(5,641)	15,522	(4)%	13%
Depreciation and amortization	50,609	49,356	42,807	1,253	6,549	3%	15%
Restructuring	3,862	—	—	3,862	—	NM(2)	NM(2)
Total costs and expenses	911,728	978,683	916,876	(66,955)	61,807	(7)%	7%
(Loss) income from operations	(38,795)	35,511	25,897	(74,306)	9,614	(209)%	37%
Other income, net	3,670	14,256	14,109	(10,586)	147	(74)%	1%
(Loss) income before income taxes	(35,125)	49,767	40,006	(84,892)	9,761	(171)%	24%
(Benefit from) provision for income taxes	(15,701)	8,886	(15,344)	(24,587)	24,230	(277)%	(158)%
Net (loss) income	$(19,424)	$40,881	$55,350	$(60,305)	$(14,469)	(148)%	(26)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Percentage change is not meaningful.
Years Ended December 31, 2020, 2019 and 2018
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
To reflect our strategic focus on creating differentiated experiences for our Services categories and Restaurants, Retail & Other categories, we have disaggregated advertising revenue for the years ended December 31, 2020, 2019 and 2018 to reflect these two high-level category groupings.
The decrease in advertising revenue in 2020 compared to 2019 primarily reflected lower revenue from businesses in our Restaurants, Retail & Other categories due to the COVID-19 pandemic and related shelter-in-place orders, which forced many of them to either close or reduce their advertising budgets. The decrease was also the result of the relief that we provided to our customers most impacted by COVID-19, particularly those in our Restaurants, Retail & Other categories. This relief was primarily in the form of $13.5 million of waived advertising fees, which reduced the amount of revenue that we recognized. We also paused certain advertising campaigns that were scheduled to run from April to May 2020 and offered free advertising products during those months with a total value of $14.5 million. All paused advertising campaigns that were not cancelled by the customers resumed by the end of May 2020. Advertising revenue from our Services categories remained relatively consistent year over year.
The increase in advertising revenue in 2019 compared to 2018 was primarily due to growth in revenue from the Services categories, which reflected an increase in the number of paying advertiser locations from improved local customer retention and increased revenue from existing multi-location customers. The growth in paying advertiser locations on the local business side resulted from stronger sales force productivity. The improvements in retention were driven by delivering more value to local customers through the efficiency of our advertising auction system and our ad targeting. Our Multi-location advertising products and larger Multi-location sales force drove the increase in revenue from multi-location customers, particularly from more tenured national customers.
Transactions. We generate revenue from various transactions with consumers, primarily through our partnership integrations. Our partnership integrations are primarily revenue-sharing arrangements that provide consumers with the ability to complete food ordering and delivery transactions through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
The increase in transactions revenue in 2020 compared to 2019 was primarily due to an increase in takeout and delivery orders, particularly from Grubhub, as the COVID-19 pandemic forced many restaurants to eliminate or reduce dine-in services.
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
Other Revenue. We generate revenue through our subscription services, which include our Yelp Reservations, Yelp Waitlist and other subscription products. We also generate revenue through our Yelp Knowledge program, which provides access to Yelp data for a licensing fee, as well as other non-advertising partnerships.
The decrease in other revenue in 2020 compared to 2019 was primarily a result of the relief that we provided to customers impacted by the COVID-19 pandemic, mainly in the form of waived fees.
The increase in other revenue in 2019 compared to 2018 was primarily due to an increase in the number of customers purchasing our subscription products driven by our expanded Yelp Reservations and Yelp Waitlist sales force, as well as an increase in revenue from our Yelp Knowledge program mainly due to an increase in the number of partnerships.
Trends and Uncertainties of Net Revenue. We saw encouraging signs of recovery during the second half of 2020. Although a rise in COVID-19 cases led to renewed shelter-in-place orders during the second half of the fourth quarter, net revenue during the three months ended December 31, 2020 increased by 38% compared to the three months ended June 30, 2020, driven by resilience in our Services categories and recovery in our Restaurants, Retail & Other categories.
Despite our continued recovery in the fourth quarter, we currently expect net revenue in the three months ending March 31, 2021 to decrease slightly compared to the three months ended December 31, 2020, in line with seasonal trends.
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

The decrease in cost of revenue in 2020 was primarily attributable to:

•a decrease of $6.0 million in website infrastructure expense as a result of reduced traffic and cost-cutting measures; and

•a decrease of $2.1 million in merchant credit card fees due to fewer transactions associated with the decline in advertising revenue.
These decreases were partially offset by an increase of $3.4 million in advertising fulfillment costs driven by expanded efforts to syndicate advertising budgets on third-party sites.
The increase in 2019 was primarily attributable to:
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
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
The decrease in sales and marketing expenses in 2020 was primarily attributable to:
•a decrease of $49.0 million in employee costs primarily due to lower sales headcount following the terminations and furloughs associated with the restructuring plan we announced on April 9, 2020 to help manage the near-term financial impacts of the COVID-19 pandemic ("Restructuring Plan"); and
•a decrease of $12.5 million in allocated workplace costs due to lower office operating costs as a result of our office closures.
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
The slight increase in product development expenses in 2020 was primarily attributable to an increase of $3.7 million in employee costs associated with higher headcount in the three months ended March 31, 2020, partially offset by the impact of reduced-hour work weeks as part of the Restructuring Plan in the second and third quarters and lower headcount in the fourth quarter.
The increase in product development expenses in 2019 was primarily attributable to:
•an increase of $15.6 million in employee costs associated with increased headcount to support more research and development activities, primarily for new and enhanced business-owner products as well as, to a lesser extent, enhancements to the consumer experience; and
•an increase of $2.6 million in allocated workplace and other supporting overhead costs as we leased additional office space and incurred additional overhead costs for our expanding headcount.

General and Administrative. Our general and administrative expenses primarily consist of employee costs (including stock-based compensation expense) for our executive, finance, user operations, legal, people operations and other administrative employees. Our general and administrative expenses also include our provision for doubtful accounts, consulting costs, as well as workplace and other supporting overhead costs.
The decrease in general and administrative expenses in 2020 was primarily attributable to:
•fees related to shareholder activism of $7.1 million incurred during the prior year that were not repeated in 2020; and
•a decrease of $6.5 million in employee and consulting costs driven by lower headcount following the terminations and furloughs associated with the Restructuring Plan and other workforce reductions.
These decreases were partially offset by an increase of $9.7 million in our provision for doubtful accounts primarily associated with an increase in the rate of customer delinquencies related to the COVID-19 pandemic, particularly in the first half of the year.
The increase in general and administrative expenses in 2019 was primarily attributable to $10.3 million in additional employee costs, consulting costs, and workplace and other overhead costs required to support the growth of the business, as well as $7.1 million in fees related to shareholder activism. This increase was partially offset by a decrease in the provision for doubtful accounts of $2.0 million due to an improvement in collection rates from advertising customers.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
The increases in depreciation and amortization expense in 2020 and 2019 were primarily attributable to increases in depreciation associated with capitalized website and internal use software development costs as we invested in new and enhanced products for business owners and consumers.
Restructuring. On April 9, 2020, we announced the Restructuring Plan to help manage the near-term financial impacts of the COVID-19 pandemic. On July 13, 2020, we announced an additional workforce reduction. We incurred $3.9 million in restructuring costs during the year ended December 31, 2020, which consisted of severance, payroll taxes and related benefits costs for terminated employees. The additional costs we incurred during the year ended December 31, 2020 to support furloughed employees are excluded from restructuring expenses and are recorded in operating expenses in the consolidated statements of operations. No further material expense in connection with terminations is expected. No goodwill, intangibles or other long-lived assets were impaired as a result of the Restructuring Plan. See Note 19, "Restructuring," of the Notes to Consolidated Financial Statements for further detail.
Trends and Uncertainties of Costs and Expenses. Although our total costs and expenses declined significantly from the three months ended March 31, 2020 to the three months ended June 30, 2020, primarily as a result of the Restructuring Plan, they increased over the remainder of the year. We expect costs and expenses to increase again in the three months ending March 31, 2021 compared to the three months ended December 31, 2020 as a result of our planned investments in product development, marketing and our Multi-location sales teams.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, the portion of our sublease income in excess of our lease cost, and foreign exchange gains and losses.
The decrease in 2020 compared to 2019 was primarily driven by the change in our investment strategy to reduce our holdings of marketable securities in favor of holdings that are more liquid, primarily money market funds, which offer lower interest rates. We changed our strategy to preserve liquidity as a result of the uncertainties surrounding the COVID-19 pandemic and its impact on our business. For more information on this change, see "Liquidity and Capital Resources" below as well as Note 5, "Marketable Securities," of the Notes to Consolidated Financial Statements. We expect other income, net to decline again in 2021 as a result of this change.
Other income, net remained relatively consistent in 2019 compared to 2018, primarily due to higher rates of interest earned on marketable securities, offset by a decrease in cash held in interest bearing accounts as a result of the stock repurchase program.

(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and the realization of net operating loss carryforwards.
The increase in benefit from income taxes in 2020 (from a recorded provision in 2019 to a recorded benefit in 2020) was primarily due to pre-tax losses, income tax credits and benefits from net operating loss carrybacks to 35.0% tax years as permitted under the CARES Act. The CARES Act was enacted on March 27, 2020 in response to the COVID-19 pandemic. See Note 16, "Income Taxes," of the Notes to Consolidated Financial Statements for further details.
The increase in the provision for income taxes in 2019 (from a recorded benefit in 2018 to a recorded provision in 2019) was primarily due to the release of our valuation allowance in 2018, which was previously recorded against certain deferred tax assets.

As of December 31, 2020, we had approximately $31.2 million in net deferred tax assets ("DTAs"). At this time, we consider it more likely than not that we will have sufficient taxable income in the future to allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data and percentages)
The following tables set forth the Company's unaudited quarterly consolidated statements of operations data and other operational data for each of the eight quarters in the two-year period ended December 31, 2020 (in thousands, except per share data and percentages). The Company has prepared this quarterly data on a consistent basis with the audited consolidated financial statements included in this Annual Report. In the opinion of management, the quarterly financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. This information should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Quarter Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Consolidated Statements of Operations Data
Net revenue by product:
Advertising revenue by category:
Services	$138,887	$133,467	$109,583	$133,082	$137,501	$134,840	$124,098	$116,290
Restaurants, Retail & Other	83,735	77,700	52,650	107,011	121,451	118,258	113,744	110,743
Advertising	222,622	211,167	162,233	240,093	258,952	253,098	237,842	227,033
Transactions	3,998	4,412	3,968	2,639	2,908	3,074	3,147	3,307
Other revenue	6,575	5,228	2,829	7,169	6,963	6,302	5,966	5,602
Total net revenue	233,195	220,807	169,030	249,901	268,823	262,474	246,955	235,942
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	15,321	13,193	11,825	16,847	16,656	16,514	14,975	14,265
Sales and marketing	102,173	101,301	96,289	137,297	126,370	127,655	122,045	124,316
Product development	58,457	53,022	53,969	67,113	61,138	56,661	54,566	58,075
General and administrative	29,625	30,887	26,402	43,536	34,164	39,703	30,932	31,292
Depreciation and amortization	13,125	12,544	12,582	12,358	12,849	12,391	12,240	11,876
Restructuring	15	535	3,312	—	—	—	—	—
Total costs and expenses	218,716	211,482	204,379	277,151	251,177	252,924	234,758	239,824
Income (loss) from operations	14,479	9,325	(35,349)	(27,250)	17,646	9,550	12,197	(3,882)
Other income, net	393	399	495	2,383	2,611	3,063	3,891	4,691
Income (loss) before income taxes	14,872	9,724	(34,854)	(24,867)	20,257	12,613	16,088	809
(Benefit from) provision for income taxes	(6,217)	10,744	(10,864)	(9,364)	3,105	2,552	3,785	(556)
Net income (loss) attributable to common stockholders	$21,089	$(1,020)	$(23,990)	$(15,503)	$17,152	$10,061	$12,303	$1,365
Net income (loss) per share attributable to common stockholders:
Basic	$0.28	$(0.01)	$(0.33)	$(0.22)	$0.24	$0.14	$0.16	$0.02
Diluted	$0.27	$(0.01)	$(0.33)	$(0.22)	$0.24	$0.14	$0.16	$0.02
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	74,524	73,514	72,413	71,548	70,627	70,773	75,601	81,772
Diluted	76,971	73,514	72,413	71,548	72,987	73,712	78,530	85,087

The following tables present other operational data (in thousands, except percentages):

	Quarter Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Other Operational Data(1):
Reviews	224,162	219,650	214,376	210,828	205,382	199,309	191,735	184,386
Desktop Unique Visitors	41,555	43,401	37,534	52,252	54,006	62,427	61,797	62,779
Mobile Web Unique Visitors	48,844	54,813	44,819	62,702	68,756	80,590	76,650	68,891
App Unique Devices	29,611	32,000	28,269	34,650	35,599	37,662	36,737	35,001
Active Claimed Local Business Locations	5,357	5,259	5,145	5,050	4,889	4,749	4,596	4,447
Ad Clicks	(22)%	(25)%	(51)%	3%	33%	42%	42%	20%
Average CPC	4%	5%	35%	3%	(16)%	(22)%	(25)%	(9)%

	Quarter Ended
	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec 31, 2019	Sep 30, 2019	Jun 30, 2019	Mar 31, 2019
Paying Advertising Locations by Category(1):
Services	224	218	204	232	235	231	224	233
Restaurants, Retail & Other	296	289	174	330	330	332	325	296
Total Paying Advertising Locations	520	507	378	562	565	563	549	529
(1)For information on how we define these operational and other metrics, see “—Key Metrics.”

Non-GAAP Financial Measures
Our consolidated financial statements are prepared in accordance with GAAP. However, we have also disclosed below EBITDA, adjusted EBITDA and adjusted EBITDA margin, each of which is a non-GAAP financial measure. We have included adjusted EBITDA and adjusted EBITDA margin because they are key measures used by our management and board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our primary business operations. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. As of 2021, our management and board of directors no longer consider EBITDA to be a key measure used to manage our business, and we will cease providing this amount going forward.
EBITDA and adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, EBITDA and adjusted EBITDA should not be viewed as substitutes for, or superior to, net (loss) income prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:
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
•adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as restructuring costs and fees related to shareholder activism; and
•other companies, including those in our industry, may calculate EBITDA and adjusted EBITDA differently, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider EBITDA, adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, net (loss) income, and our other GAAP results.

EBITDA. EBITDA is a non-GAAP financial measure that we calculate as net (loss) income, adjusted to exclude: (benefit from) provision for income taxes; other income (expense), net; and depreciation and amortization.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net (loss) income, adjusted to exclude: provision for (benefit from) income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as restructuring costs and fees related to shareholder activism.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA divided by net revenue.
The following is a reconciliation of net (loss) income to EBITDA and adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2020	2019	2018
Reconciliation of Net (Loss) Income to EBITDA and Adjusted EBITDA:
Net (loss) income	$(19,424)	$40,881	$55,350
(Benefit from) provision for income taxes	(15,701)	8,886	(15,344)
Other income, net	(3,670)	(14,256)	(14,109)
Depreciation and amortization	50,609	49,356	42,807
EBITDA	11,814	84,867	68,704
Stock-based compensation	124,574	121,512	114,386
Restructuring	3,862	—	—
Fees related to shareholder activism(1)	—	7,116	—
Adjusted EBITDA	$140,250	$213,495	$183,090

Net revenue	$872,933	$1,014,194	$942,773
Net (loss) income margin	(2)%	4%	6%
Adjusted EBITDA margin	16%	21%	19%
(1)Recorded within general and administrative expenses on our consolidated statements of operations.

Liquidity and Capital Resources
As of December 31, 2020, we had cash and cash equivalents of $595.9 million, which consisted of cash, money market funds and investments with original maturities of less than three months. Our cash held internationally as of December 31, 2020 was $10.7 million.
To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012 and our follow-on offering in October 2013, cash generated from operations, and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the ESPP, as well as proceeds from our sale of Eat24 to Grubhub in October 2017.
In March 2020, we changed our investment strategy regarding marketable securities from held-to-maturity to available-for-sale in response to the COVID-19 pandemic in order to preserve liquidity. While our investment policy requires securities to be investment grade, and the marketable securities we held in our portfolio were therefore highly rated, we decided to actively reduce our limited risk exposure of principle loss from these marketable securities and move the proceeds into money market funds. Accordingly, during the six months ended June 30, 2020, we sold all of our available-for-sale short- and long-term marketable securities for proceeds of $253.4 million and recorded an immaterial amount of net realized gains to other income, net. We reinvested the proceeds from the sales, along with $73.0 million from maturities and redemptions of marketable securities, into money market funds. As of December 31, 2020, we continued to hold the majority of our investments in these money market funds, with a portion of our investments being held in certificates of deposit. See Note 5, "Marketable

Securities," and Note 6, "Prepaid Expenses and Other Current Assets," of the Notes to Consolidated Financial Statements for further details.
In addition to the change in our investment strategy, we implemented further measures to reduce our operating costs and manage the near-term financial impact of the COVID-19 pandemic, including the Restructuring Plan in April 2020. We also changed our method of settling the employee tax liabilities associated with the vesting of RSUs ahead of our second quarter vest date from withholding a portion of the vested shares and covering such taxes with cash from our balance sheet ("Net Share Withholding") to selling a portion of the vested shares to cover taxes ("Sell-to-Cover"). In July 2020, we announced an additional workforce reduction affecting a small number of employees.
In May 2020, we also entered into a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), which provides us with the ability to access backup liquidity to fund working capital and for other capital requirements, as needed, through a $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. We moved our letters of credit in an aggregate amount of approximately $21.5 million under the letter of credit sub-limit in the three months ended June 30, 2020. The bank deposits previously used to collateralize our letters of credit no longer have restrictions on their use and approximately $53.5 million remained available under the revolving credit facility as of December 31, 2020. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to the COVID-19 pandemic.
The Credit Agreement includes a minimum liquidity covenant that requires us to maintain at least $300 million of cash, cash equivalents, marketable securities and funds available under the revolving credit facility at all times until the later of (a) March 31, 2021 or (b) our adjusted EBITDA meets a minimum level. After such time, the Credit Agreement requires us to comply with a maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. The Credit Agreement also contains customary limitations on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our property; make investments; or pay dividends, make distributions or repurchase shares. Such limitations are subject to certain exceptions; for example, the Credit Agreement permits us to repurchase shares subject to an increased minimum liquidity covenant of $400 million. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods). As of December 31, 2020, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement.
Improvements in our business in the second and third quarters of 2020 gave us the confidence to reverse certain cost-saving measures we implemented in the Restructuring Plan. We restored reduced salaries in August 2020 and completed the staggered return of many furloughed employees in October 2020. We also reverted to the Net Share Withholding method of settling employee tax liabilities in connection with the vesting of RSUs in November 2020 ahead of our fourth quarter vest date.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under the heading “Risk Factors” in this Annual Report. We believe that, as a result of the steps we have taken in response to COVID-19, our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our material cash commitments, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; and purchases of property, equipment and software and website hosting services for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be materially different and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings in the next 12 months to respond to business challenges associated with the COVID-19 pandemic or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies. The cost of capital associated with any additional funds sought in the future might be adversely impacted by the extent and duration of the impact of the COVID-19 pandemic on our business.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$176,701	$204,782	$160,187
Net cash provided by (used in) investing activities	$248,359	$124,335	$(164,369)
Net cash used in financing activities	$(21,052)	$(491,519)	$(207,747)
Operating Activities. The decrease in cash provided by operating activities during the year ended December 31, 2020 compared to 2019 was primarily due to a decrease in cash inflows from customers as a result of lower net revenue recognized during the period. This decrease was partially offset by a decrease in cash outflows for employee-related costs as a result of lower headcount following the terminations and furloughs associated with the Restructuring Plan.
The increase in cash provided by operating activities during the year ended December 31, 2019 compared to 2018 was primarily due to the timing of invoice payments and other liabilities, mainly driven by an increase in accrued employee compensation and related costs due to a change in the frequency of pay cycles.
Investing Activities. The increase in cash provided by investing activities during the year ended December 31, 2020 compared to 2019 was due to the liquidation of our marketable securities portfolio following the change in our investment strategy to preserve liquidity. This increase was partially offset by the purchases of certificates of deposit and intangible assets during 2020 as well as the release of an escrow deposit during 2019 in connection with our sale of Eat24, which did not recur in 2020.
The increase in cash provided by investing activities during the year ended December 31, 2019 compared to 2018 was primarily due to less reinvestment of securities after maturity to meet the financing needs of the business and the release of the Eat24 escrow deposit.
Financing Activities. The decrease in cash used in financing activities during the year ended December 31, 2020 compared to 2019 was primarily due to the suspension of share repurchases under our stock repurchase program for most of 2020 as well as our use of the Sell-to-Cover method of settling employee tax liabilities incurred in connection with the vesting of RSUs for a portion of the year, which reduced the amount of taxes paid during 2020.
The increase in cash used in financing activities during the year ended December 31, 2019 compared to 2018 was primarily due to an increase in repurchases of common stock pursuant to our stock repurchase program. This increase was partially offset by a decrease in the amount of taxes paid related to the net share settlement of equity awards for our employees due to a decrease in the average stock price.
Stock Repurchase Program
In July 2017, our board of directors authorized the repurchase of $200.0 million of our outstanding common stock. In each of November 2018, February 2019 and January 2020, our board of directors authorized us to repurchase up to an additional $250.0 million of our outstanding common stock, bringing the total amount of repurchases authorized under our stock repurchase program to $950.0 million as of December 31, 2020, $244.6 million of which remained available as of December 31, 2020 and $219.6 million of which remained available as of February 19, 2021.
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
Pursuant to the Restructuring Plan, we suspended share repurchases under our stock repurchase program in April 2020 to maintain liquidity as a result of the uncertain impact of COVID-19 on our business. We resumed share repurchases in November 2020.

During the year ended December 31, 2020, we repurchased on the open market 803,691 shares, for an aggregate purchase price of $24.4 million, of which 704,673 shares were retired. The remaining 99,018 shares were retired in January 2021. During the years ended December 31, 2019 and 2018, we repurchased on the open market and subsequently retired 14,190,409 and 4,896,003 shares, respectively, for aggregate purchase prices of $481.0 million and $187.4 million, respectively.
We have funded all repurchases to date and expect to fund future repurchases with cash available on our balance sheet. As a result, we expect that cash used in financing activities will continue to increase as we make repurchases pursuant to this program.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in 2020, 2019 or 2018.

Contractual Obligations
We lease various office facilities, including our corporate headquarters in San Francisco, California, under operating lease agreements that expire from 2019 to 2031. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. We do not have any debt or material capital lease obligations, and all of our property, equipment and software have been purchased with cash. As of December 31, 2020, we had no material long-term purchase obligations outstanding with vendors or third parties other than purchases of website hosting services. The following table summarizes our future minimum payments under non-cancelable operating leases and purchase obligations for equipment and office facilities as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Operating lease obligations(1)	$232,166	$52,465	$91,341	$63,938	$24,422
Purchase obligations	$89,631	$36,519	$53,112	$—	$—
(1)    In October 2020, we entered into a lease agreement for an office facility in Toronto, Canada for which the lease term is expected to commence in 2021 and expire in 2031. We expect to classify this as an operating lease and, as of December 31, 2020, we expected to recognize operating lease cost of approximately $9.4 million over the life of the lease.
The contractual commitment amounts in the table above are associated with binding agreements and do not include obligations under contracts that we can cancel without a significant penalty. In addition, as of December 31, 2020, our total liability for uncertain tax positions was $1.9 million. We are not reasonably able to estimate the timing of future cash flow related to this liability. As a result, this amount is not included in the contractual obligations table above.
We have subleased certain office facilities under operating lease agreements that expire in 2025. The terms of these lease agreements provide for rental receipts on a graduated basis. We recognize sublease rentals on a straight-line basis over the lease periods reflected as a reduction in rental expense. As of December 31, 2020, our future minimum rental receipts to be received under non-cancelable subleases were $29.5 million.

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
Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have relatively short maturities, their fair values are relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of December 31, 2020 would not have a material impact on our cash and cash equivalents portfolio.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. Our management reviewed the results of this evaluation with the audit committee of our board of directors.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020 of the Company, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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
February 26, 2021

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in the definitive proxy statement for our 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement"). Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2021 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of business conduct and ethics is available on our corporate website at www.yelp-ir.com under the section entitled “Governance Documents” in the "Governance" menu. If we make any substantive amendments to our code of business conduct and ethics or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our code of business conduct and ethics, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2021 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:
	1.	Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on the pages indicated:
		Report of Independent Registered Public Accounting Firm	1
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statements of Comprehensive (Loss) Income	5
		Consolidated Statements of Stockholders’ Equity	6
		Consolidated Statements of Cash Flows	7
		Notes to Consolidated Financial Statements	8
	2.
Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.2	7/8/2020
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
4.3	Description of Capital Stock.					X
10.1*	Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.2	11/17/2011
10.2*	Forms of Option Agreement and Option Grant Notice under Amended and Restated 2005 Equity Incentive Plan.	S-1	333-178030	10.3	11/17/2011
10.3*	2011 Equity Incentive Plan.	S-1	333-178030	10.4	2/3/2012
10.4*	Forms of Option Agreement and Option Grant Notice under 2011 Equity Incentive Plan.	S-1	333-178030	10.5	2/3/2012
10.5*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.2	2/13/2019
10.6*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.7*	Forms of Performance Restricted Stock Unit Award Grant Notice and Agreement under 2012 Equity Incentive Plan.	10-Q	001-35444	10.1	5/10/2019
10.8*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016
10.9*	Executive Severance Benefit Plan, as amended.	10-K	001-35444	10.9	2/28/2020
10.10*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.11*	Offer Letter, by and between Yelp Inc. and Jeremy Stoppelman, dated February 3, 2012.	S-1/A	333-178030	10.15	2/3/2012

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.12*	Amendment to Equity Awards, effective as of April 7, 2020, by and between Jeremy Stoppelman and Yelp Inc.	10-Q	001-35444	10.1	8/7/2020
10.13*	Offer Letter, dated December 27, 2019, by and between Yelp Inc. and David Schwarzbach.	10-K	001-35444	10.12	2/28/2020
10.14*	Amended and Restated Offer Letter, by and between Yelp Inc. and Joseph Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.15*	Letter Agreement, dated May 22, 2014, by and between Joseph Nachman and Yelp Inc.	8-K	001-35444	99.1	5/28/2014
10.16*	Offer Letter, dated April 1, 2009, by and between Yelp Inc. and Vivek Patel.	10-Q	001-35444	10.2	5/10/2019
10.17*	Amended and Restated Offer Letter, by and between Yelp Inc. and Laurence Wilson, dated February 3, 2012.	S-1/A	333-178030	10.1	2/3/2012
10.18*	Offer Letter, dated January 17, 2019, by and between Yelp Inc. and James Miln.	10-K	001-35444	10.17	2/28/2020
10.19*	Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		2/3/2021
10.20*	Summary of Non-Employee Director Compensation Arrangements as of January 1, 2020.	10-K/A	001-35444	10.19	4/29/2020
10.21	Amended and Restated Lease, dated April 1, 2015, by and between Stockdale Galleria Project Owner, LLC and Yelp Inc.; First Amendment to Lease, dated July 30, 2015; Second Amendment to Lease, dated April 22, 2016; Third Amendment to Lease, dated July 22, 2016.	10-K	001-35444	10.23	3/1/2017
10.22	License Agreement between Harrison 160, LLC, as Licensor, and MRL Ventures Inc., as Licensee, dated as of April 6, 2004; Addendums through November 10, 2011.	S-1/A	333-178030	10.14	2/3/2012
10.23	Office Lease, dated May 9, 2012, by and between Yelp Inc. and Stockbridge 138 New Montgomery LLC, as amended.	10-K	001-35444	10.25	3/1/2017
10.24	Lease, dated July 31, 2014, by and between Yelp Inc. and 11 Madison Avenue LLC.	8-K	001-35444	10.1	8/6/2014
10.25	Credit Agreement, dated as of May 5, 2020, by and between Yelp Inc. and Wells Fargo Bank, National Association.	10-Q	001-35444	10.2	8/7/2020
21.1	Subsidiaries of Yelp Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
Date: February 26, 2021

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

Signature	Title	Date

/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 26, 2021
Jeremy Stoppelman	(Principal Executive Officer)

/s/ David Schwarzbach	Chief Financial Officer	February 26, 2021
David Schwarzbach	(Principal Financial and Accounting Officer)

/s/ Diane Irvine	Chairperson	February 26, 2021
Diane Irvine

/s/ Fred Anderson	Director	February 26, 2021
Fred Anderson

/s/ Christine Barone	Director	February 26, 2021
Christine Barone

/s/ Robert Gibbs	Director	February 26, 2021
Robert Gibbs

/s/ George Hu	Director	February 26, 2021
George Hu

/s/ Sharon Rothstein	Director	February 26, 2021
Sharon Rothstein

/s/ Brian Sharples	Director	February 26, 2021
Brian Sharples

/s/ Tony Wells	Director	February 26, 2021
Tony Wells

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Advertising Revenue – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s revenue consists of advertising placements, primarily performance-based cost-per-click advertising (CPC), which is comprised of a significant volume of low-dollar transactions, initiated and maintained within internally-developed systems. The processing and recording of those transactions is highly automated, and is based on contractual terms with customers. The Company relies on information from these internally developed systems and automations to record its CPC revenue.

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

•With the assistance of our IT specialists, we:

◦Identified the significant systems, automated controls, and tools used to maintain databases and process CPC revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.

◦Performed testing of system interface controls and automated controls within CPC revenue transactions, as well as the controls designed to address the accuracy and completeness of CPC revenue.

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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 26, 2021

We have served as the Company's auditor since 2008.

YELP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$595,875	$170,281
Short-term marketable securities	—	242,000
Accounts receivable (net of allowance for doubtful accounts of $11,559 and $7,686 at December 31, 2020 and December 31, 2019, respectively)	88,400	106,832
Prepaid expenses and other current assets	28,450	14,196
Total current assets	712,725	533,309
Long-term marketable securities	—	53,499
Property, equipment and software, net	101,718	110,949
Operating lease right-of-use assets	168,209	197,866
Goodwill	109,261	104,589
Intangibles, net	13,521	10,082
Restricted cash	665	22,037
Other non-current assets	48,848	38,369
Total assets	$1,154,947	$1,070,700
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$87,760	$72,333
Operating lease liabilities — current	51,161	57,507
Deferred revenue	4,109	4,315
Total current liabilities	143,030	134,155
Operating lease liabilities — long-term	148,935	174,756
Other long-term liabilities	8,448	6,798
Total liabilities	300,413	315,709
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000,000 shares authorized, 75,371,368 shares issued and 75,272,350 outstanding at December 31, 2020 and 71,185,468 shares issued and outstanding at December 31, 2019	—	—
Additional paid-in capital	1,398,248	1,259,803
Treasury stock	(2,964)	—
Accumulated other comprehensive loss	(6,807)	(11,759)
Accumulated deficit	(533,943)	(493,053)
Total stockholders’ equity	854,534	754,991
Total liabilities and stockholders’ equity	$1,154,947	$1,070,700
See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net revenue	$872,933	$1,014,194	$942,773
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	57,186	62,410	57,872
Sales and marketing	437,060	500,386	483,309
Product development	232,561	230,440	212,319
General and administrative	130,450	136,091	120,569
Depreciation and amortization	50,609	49,356	42,807
Restructuring	3,862	—	—
Total costs and expenses	911,728	978,683	916,876
(Loss) income from operations	(38,795)	35,511	25,897
Other income, net	3,670	14,256	14,109
(Loss) income before income taxes	(35,125)	49,767	40,006
(Benefit from) provision for income taxes	(15,701)	8,886	(15,344)
Net (loss) income attributable to common stockholders	$(19,424)	$40,881	$55,350
Net (loss) income per share attributable to common stockholders
Basic	$(0.27)	$0.55	$0.66
Diluted	$(0.27)	$0.52	$0.62
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders
Basic	73,005	74,627	83,573
Diluted	73,005	77,969	88,709

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(19,424)	$40,881	$55,350
Other comprehensive income (loss):
Foreign currency translation adjustments	4,952	(738)	(2,760)
Foreign currency adjustments to net income upon liquidation of investments in foreign entities	—	—	183
Other comprehensive income (loss)	4,952	(738)	(2,577)
Comprehensive (loss) income	$(14,472)	$40,143	$52,773

See notes to consolidated financial statements

YELP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated	Retained
			Additional		Other	Earnings	Total
	Common Stock		Paid-In	Treasury	Comprehensive	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit)	Equity
Balance as of December 31, 2017	83,724,916	$—	$1,038,017	$(46)	$(8,444)	$79,170	$1,108,697
Issuance of common stock upon exercises of employee stock options	779,871	—	15,581	—	—	—	15,581
Issuance of common stock upon vesting of restricted stock units ("RSUs")	1,946,476	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	442,679	—	14,198	—	—	—	14,198
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	121,878	—	—	—	121,878
Shares withheld related to net share settlement of equity awards	—	—	(50,212)	—	—	—	(50,212)
Repurchases of common stock	—	—	—	(187,397)	—	—	(187,397)
Retirement of common stock	(4,897,103)	—	—	187,443	—	(187,443)	—
Foreign currency adjustment	—	—	—	—	(2,577)	—	(2,577)
Net income	—	—	—	—	—	55,350	55,350
Balance as of December 31, 2018	81,996,839	—	1,139,462	—	(11,021)	(52,923)	1,075,518
Issuance of common stock upon exercises of employee stock options	826,124	—	17,488	—	—	—	17,488
Issuance of common stock upon vesting of RSUs	2,018,794	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	534,120	—	14,775	—	—	—	14,775
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	131,223	—	—	—	131,223
Shares withheld related to net share settlement of equity awards	—	—	(43,145)	—	—	—	(43,145)
Repurchases of common stock	—	—	—	(481,011)	—	—	(481,011)
Retirement of common stock	(14,190,409)	—	—	481,011	—	(481,011)	—
Foreign currency adjustments	—	—	—	—	(738)	—	(738)
Net income	—	—	—	—	—	40,881	40,881
Balance as of December 31, 2019	71,185,468	—	1,259,803	—	(11,759)	(493,053)	754,991
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	(34)	(34)
Issuance of common stock upon exercises of employee stock options	1,544,610	—	13,168	—	—	—	13,168
Issuance of common stock upon vesting of RSUs	2,683,900	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	662,063	—	14,214	—	—	—	14,214
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	134,003	—	—	—	134,003
Shares withheld related to net share settlement of equity awards	—	—	(22,940)	—	—	—	(22,940)
Repurchases of common stock	—	—	—	(24,396)	—	—	(24,396)
Retirement of common stock	(704,673)	—	—	21,432	—	(21,432)	—
Foreign currency adjustments	—	—	—	—	4,952	—	4,952
Net loss	—	—	—	—	—	(19,424)	(19,424)
Balance as of December 31, 2020	75,371,368	$—	$1,398,248	$(2,964)	$(6,807)	$(533,943)	$854,534

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net (loss) income	$(19,424)	$40,881	$55,350
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,609	49,356	42,807
Provision for doubtful accounts	32,265	22,543	24,515
Stock-based compensation	124,574	121,512	114,386
Noncash lease cost	42,235	41,365	—
Deferred income taxes	(11,181)	(2,799)	(15,469)
Other adjustments, net	2,193	(2,997)	(722)
Changes in operating assets and liabilities:
Accounts receivable	(13,833)	(42,070)	(35,664)
Prepaid expenses and other assets	164	(1,349)	(5,192)
Operating lease liabilities	(46,283)	(41,808)	—
Accounts payable, accrued liabilities and other liabilities	15,382	20,148	(19,824)
Net cash provided by operating activities	176,701	204,782	160,187
Investing Activities
Sales and maturities of marketable securities — available-for-sale	290,395	—	—
Purchases of marketable securities — held-to-maturity	(87,438)	(541,451)	(751,237)
Maturities of marketable securities — held-to-maturity	93,200	674,097	613,700
Sale of investment prior to maturity	—	—	17,895
Purchases of other investments	(10,000)	—	—
Release of escrow deposit	—	28,750	—
Purchases of property, equipment and software	(32,002)	(37,522)	(44,972)
Purchase of intangible asset	(6,129)	—	—
Other investing activities	333	461	245
Net cash provided by (used in) investing activities	248,359	124,335	(164,369)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	27,382	32,263	29,779
Taxes paid related to the net share settlement of equity awards	(23,605)	(42,771)	(50,144)
Repurchases of common stock	(24,396)	(481,011)	(187,382)
Other financing activities	(433)	—	—
Net cash used in financing activities	(21,052)	(491,519)	(207,747)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	214	(115)	360
Change in cash, cash equivalents and restricted cash	404,222	(162,517)	(211,569)
Cash, cash equivalents and restricted cash — Beginning of period	192,318	354,835	566,404
Cash, cash equivalents and restricted cash — End of period	$596,540	$192,318	$354,835
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$214	$6,912	$29,159
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,155	$1,490	$4,440
Tax liability related to net share settlement of equity awards included in accounts payable and accrued liabilities	$45	$912	$971
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$13,549	$6,325	$—
Repurchases of common stock recorded in accrued liabilities	$1,689	$—	$—

See notes to consolidated financial statements.

YELP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Yelp Inc. was incorporated in Delaware on September 3, 2004. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” and “Yelp” in these Notes to Consolidated Financial Statements refers to Yelp Inc. and its subsidiaries.
Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust Yelp for its extensive ratings and reviews of businesses across a broad range of categories, while businesses advertise on Yelp to reach its large audience of generally affluent, purchase-oriented consumers.
The Company consisted of Yelp Inc. and five wholly owned entities as of December 31, 2020: Yelp UK Ltd was incorporated on December 1, 2008; Darwin Social Marketing Inc. (formerly Yelp Canada Inc.) was incorporated on February 24, 2009; Yelp Ireland Limited was incorporated on May 31, 2010; Yelp Ireland Holding Company Limited was incorporated on June 16, 2010; and Yelp GmbH (formerly Qype GmbH) was acquired on October 23, 2012. Turnstyle Analytics Inc., which was acquired on April 3, 2017, was combined with Darwin Social Marketing Inc. on January 1, 2019. The financial results of these subsidiaries are included within the consolidated financial statements of the Company presented herein.
Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation.
Certain Significant Risks and Uncertainties—The Company operates in a dynamic industry and, accordingly, may be affected by a variety of factors. For example, the Company’s management believes that changes in any of the following areas could have a significant negative impact on the Company in terms of its future financial position, results of operations or cash flows: the duration and magnitude of the impact of the COVID-19 pandemic on the Company and the U.S. economy generally; the Company's ability to maintain and expand its advertiser base; the success of the Company's strategy; qualified employees and key personnel; levels of user engagement on the Company's platform; industry competition; reliance on search engines and the placement and prominence in results rankings; the quality and reliability of reviews; real or perceived security breaches and the Company's ability to maintain uninterrupted operation of its network infrastructure; protection of the Company’s brand, reputation and intellectual property; intellectual property infringement and other disputes; and changes in government regulation affecting the Company’s business, among other things.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates.
In early March 2020, COVID-19 was declared a global pandemic by the World Health Organization. Governments and around the world, including in the United States, have implemented extensive measures in an effort to control the spread of COVID-19, including travel restrictions, limitations on business activity, quarantines and shelter-in-place orders. Due to the COVID-19 pandemic and the uncertainty of the extent of the impacts, many of the estimates and assumptions required increased judgment and carry a higher degree of variability and volatility than they did prior to the pandemic. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
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
Deferred Contract Costs—The Company has determined that certain sales incentive compensation costs are incremental costs to obtain the related contract. These costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. The Company uses a straight-line basis as it expects the benefit of these costs to be realized uniformly over the amortization period. The amortization periods for contract costs, which extend up to 32 months, were determined based on both qualitative and quantitative factors, including product life cycle attributes and customer retention historical data. For contract costs with amortization periods of less than 12 months, the Company applies a practical expedient to expense such costs as incurred. The Company assesses deferred contract costs for impairment on a quarterly basis. Amortized contract costs are recorded within sales and marketing expense in the consolidated statements of operations. Deferred contract costs are included within other non-current assets on the Company's consolidated balance sheets (see Note 10, "Other Non-Current Assets").
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
Website and Internal-Use Software Development Costs—Costs related to website and internal-use software are primarily related to the Company’s website and mobile app, including support systems. The Company capitalizes its costs to develop software when: preliminary development efforts are successfully completed; management has authorized and committed project funding; and it is probable that the project will be completed and the software will be used as intended. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years.
The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. Such costs are amortized on a straight-line basis over the term of the associated hosting arrangement plus any reasonably certain renewal period. Any capitalized amounts related to such arrangements are recorded within prepaid expense and other current assets and within non-current assets on the consolidated balance sheets.
Leases—The Company leases its office facilities under operating lease agreements that expire from 2021 to 2031, some of which include options to renew at the Company's sole discretion. If exercised, such options would extend the lease terms by up to ten years. Additionally, certain lease agreements contain options to terminate the leases, which require 6 to 12 months prior written notice to the landlord. The Company does not have any finance lease agreements.
The Company recognizes on its consolidated balance sheets operating lease liabilities representing the present value of future lease payments, and an associated operating lease right-of-use asset for any operating lease with a term greater than one year. The Company recognizes the amortization of the right-of-use asset each month within lease expense. The Company elected to use the practical expedient for short-term leases, and therefore does not record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less.

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
Intangible Assets—Intangible assets include acquired intangible assets identified through business combinations, which are carried at fair value less accumulated amortization, and purchased intangible assets, which are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the assets, generally two years to 12 years. The Company reviews amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. No material impairment charges have been recorded to date.
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
Revenue Recognition—The Company generates revenue from the sale of advertising products, transactions with consumers and other revenue sources, which correspond to the Company's major product lines. The Company recognizes revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company applies the portfolio practical expedient to account for the vast majority of contracts with customers in each category of revenue. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice.
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
For all contracts with customers, estimates and assumptions include determining variable consideration and identifying the nature and timing of satisfaction of performance obligations. The Company may accept lower consideration than the amount promised per the contract for certain revenue transactions and certain customers may receive cash based incentives, credits, or refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company estimates these amounts based on the expected amount to be provided to customers and reduce revenue. The Company believes that there will not be significant changes to our estimates of variable consideration. For contracts satisfied over time, the Company applies the invoice practical expedient to depict the value transferred to the customer and measure of progress towards completion of its obligations. The Company considers the right to receive consideration from a customer to correspond directly with the value to the customer of its performance completed to date. The Company does not consider the effects of the time value of money as substantially all of the Company’s contracts are invoiced on a monthly basis, one month in arrears.
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
Transactions. The Company generates transactions revenue primarily from revenue-sharing partner contracts. The Company's transactions platform provides consumers with the ability to complete food delivery and other transactions through third parties, primarily Grubhub, directly on Yelp. The Company earns a per-transaction commission fee pursuant to partnership contracts for acting as an agent for these transactions, which it recognizes on a net basis and includes in revenue upon completion of a transaction.
Other Revenue. The Company generates other revenue through subscription services contracts, such as sales of monthly subscriptions to Yelp Reservations and Yelp Waitlist, licensing contracts for access to Yelp data, and other non-advertising, non-transaction partnerships. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to customers.
Cost of Revenue—The Company’s cost of revenue primarily consists of credit card processing fees, website infrastructure expense, which includes website hosting costs, and salaries, benefits and stock-based compensation expense for the infrastructure teams responsible for operating the Company’s website and mobile app, and excludes depreciation and amortization expense. Cost of revenue also includes third-party advertising fulfillment costs.

Research and Development—The Company incurs research and development expenses for costs it incurs in research aimed at developing, and in translating the results of such research into new products and services or significant improvements to existing products or services, whether intended for sale or for internal use. Such costs are considered research and development expense up to the point in time at which the product or service achieves technological feasibility. These expenses primarily consist of employee-related costs (including stock-based compensation) for the Company's engineers and other employees engaged in the research and development of its products and services, as well as allocated indirect overhead costs. Research and development costs were $230.1 million, $225.5 million and $205.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are recorded to costs and expenses in the consolidated statements of operations for those periods, primarily within product development costs.
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
The fair value of RSUs is measured using the closing price of the Company's common stock on the New York Stock Exchange on the grant date. The Company uses the straight-line method for expense attribution. No compensation cost is recorded for RSUs that do not vest. In May 2020, the Company changed its method of settling the employee tax liabilities associated with the vesting of RSUs from withholding a portion of the vested shares and covering such taxes with cash from its balance sheet ("Net Share Withholding"), to selling a portion of the vested shares to cover taxes. In November 2020, the Company reverted its method of settling these employee tax liabilities to Net Share Withholding.
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
Advertising Expenses—Advertising costs are expensed in the period in which the advertising takes place. Costs of producing advertising are expensed in the period in which production takes place. Total advertising expenses incurred were $22.2 million, $20.7 million and $38.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Comprehensive (Loss) Income—Comprehensive (loss) income consists of net (loss) income and other comprehensive income (loss), which consists of foreign currency adjustments.
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
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the Internal Revenue Service (“IRS”). Employer contributions under this plan were $6.1 million, $9.3 million and $11.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Insurance—The Company is self-insured for certain employee benefits including medical, dental and vision; however, the Company obtains third-party excess insurance coverage to limit its exposure to certain claims. Liabilities associated with these benefits include estimates of both claims filed and losses incurred but not yet reported. The Company utilizes valuations provided by reputable, independent third-party actuaries. The Company's self-insured liabilities are included in the consolidated balance sheets within accounts payable and accrued liabilities.
Recently Adopted Accounting Pronouncements
Credit Loss Accounting—In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires certain types of financial instruments, including trade receivables and held-to-maturity investments measured at amortized cost, to be presented as the net amount expected to be collected based on historical events, current conditions and forecast information. The Company adopted and began applying ASU 2016-13 on January 1, 2020 by recording a cumulative-effect adjustment to retained earnings. This adjustment recorded an allowance related to expected credit losses on the Company's held-to-maturity debt securities, which was subsequently reversed upon its change in investment strategy in March 2020. This allowance took into consideration the composition and credit quality of the financial instruments, their respective historical credit loss activity, and reasonable and supportable economic forecasts and conditions at the time of adoption. The adoption did not have a material impact on the Company's consolidated financial statements.
Goodwill Impairment Accounting—In January 2017, the FASB issued Accounting Standards Update No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). ASU 2017-04 simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new standard, entities perform goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted ASU 2017-04 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.
Fair Value Disclosure—In August 2018, the FASB issued Accounting Standards Update No. 2018-13, "Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"), which amended Accounting Standards Codification 820, "Fair Value Measurement." ASU 2018-13 modified the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements.

Cloud Computing Arrangements Accounting—In August 2018, the FASB issued Accounting Standards Update No. 2018-15, "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("ASU 2018-15"). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and which to recognize as assets. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company adopted ASU 2018-15 prospectively and began applying it on January 1, 2020. The adoption did not have a material impact on the Company's financial statements.
Recent Accounting Pronouncements Not Yet Effective
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for recording income taxes, while also simplifying certain recognition and allocation approaches to accounting for income taxes. ASU 2019-12 will be effective for the first interim period within annual periods beginning after December 15, 2020 on a prospective basis or modified retrospective basis for certain provisions, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and related disclosures.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Cash	$85,750	$43,581
Cash equivalents	510,125	126,700
Total cash and cash equivalents	$595,875	$170,281
Restricted cash	665	22,037
Total cash, cash equivalents and restricted cash	$596,540	$192,318
The increase in cash equivalents during the year ended December 31, 2020 was primarily driven by the Company's change in its investment strategy to preserve liquidity as a result of the COVID-19 pandemic. During the six months ended June 30, 2020, the Company sold securities for proceeds of $253.4 million and reinvested these funds along with $73.0 million from maturities and redemptions into money market funds, which are recorded as cash equivalents. See Note 5, "Marketable Securities," for further details.
As of December 31, 2019, the Company had letters of credit collateralized fully by bank deposits which totaled $22.0 million. These letters of credit primarily related to lease agreements for certain of the Company’s offices, which are required to be maintained and issued to the landlords of each facility. As the bank deposits had restrictions on their use, they were classified as restricted cash on the Company's consolidated balance sheet as of December 31, 2019.
In May 2020, the Company moved approximately $21.5 million of these letters of credit under a sub-limit included in its credit agreement with Wells Fargo Bank, National Association, which it entered into on May 5, 2020 (the "Credit Agreement"). Each letter of credit is subject to renewal annually until the applicable lease expires. Following this transfer, the restrictions on the Company's use of the bank deposits previously used to collateralize its letters of credit were lifted and, as a result, such funds are no longer classified as restricted cash. See Note 13, "Commitments and Contingencies," for further details on the Credit Agreement.

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
This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company's certificates of deposit and, prior to their sale during the six months ended June 30, 2020, the Company’s commercial paper, corporate bonds and agency bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly. See Note 5, "Marketable Securities," for further details.
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of December 31, 2020 and 2019 as well as those held-to-maturity as of December 31, 2019 (in thousands):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$510,125	$—	$—	$510,125	$126,700	$—	$—	$126,700
Marketable Securities:
Commercial paper	—	—	—	—	—	130,472	—	130,472
Corporate bonds	—	—	—	—	—	85,611	—	85,611
Agency bonds	—	—	—	—	—	79,750	—	79,750
Other Investments:
Certificates of deposit	—	10,933	—	10,933	—	—	—	—
Total cash equivalents, marketable securities and other investments	$510,125	$10,933	$—	$521,058	$126,700	$295,833	$—	$422,533
Other investments include $10.0 million that the Company invested into certificates of deposit with minority-owned financial institutions as a commitment to support underserved communities. The certificates of deposit are reflected in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2020.

5. MARKETABLE SECURITIES
In March 2020, the Company changed its investment strategy in response to uncertainties resulting from the COVID-19 pandemic to allow for more flexibility in preserving liquidity, which led to the transfer of $300.2 million of amortized cost of its investment portfolio from a held-to-maturity classification to available-for-sale. As a result of this transfer, the Company reversed the allowance for credit loss that had been previously recorded upon adoption of ASU 2016-13 and measured the securities at fair value as of the transfer date by recording an immaterial allowance for credit loss to other income, net and the remaining adjustment as an immaterial unrealized loss recorded to other comprehensive income.
Following this transfer, during the six months ended June 30, 2020, the Company liquidated its investment portfolio, which consisted of available-for-sale short- and long-term marketable securities, for proceeds of $253.4 million. The Company recorded an immaterial net realized gain to other income, net and reinvested the proceeds from the sales, along with $73.0 million from maturities and redemptions of marketable securities, into money market funds.

The amortized cost, gross unrealized gains and losses, and fair value of securities held-to-maturity as of December 31, 2019 were as follows (in thousands):

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
The Company did not have any securities that were in an unrealized loss position as of December 31, 2020. The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2019, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	December 31, 2019
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$63,639	$(9)	$—	$—	$63,639	$(9)
Corporate bonds	20,979	(10)	—	—	20,979	(10)
Total	$84,618	$(19)	$—	$—	$84,618	$(19)
Prior to the adoption of ASU 2016-13 in 2020, the Company periodically reviewed its investment portfolio for other-than-temporary impairment. The Company considered such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considered whether it was more likely than not that it would be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis could not be recovered as a result of credit losses. During the years ended December 31, 2019 and 2018, the Company did not recognize any other-than-temporary impairment loss.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Prepaid expenses	$10,438	$10,188
Certificates of deposit	10,930	—
Other current assets	7,082	4,008
Total prepaid expenses and other current assets	$28,450	$14,196
As of December 31, 2020, certificates of deposit consisted primarily of $10.0 million in investments with minority-owned financial institutions made in November 2020. Other current assets primarily consists of deferred costs related to unsettled share repurchases and income tax receivables.

7. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The Company capitalized $32.4 million, $33.9 million and $26.9 million in website and internal-use software costs during the years ended December 31, 2020, 2019 and 2018, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to capitalized website and internal-use software was $27.1 million, $24.2 million and $19.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company wrote off $1.5 million and $1.6 million of capitalized website and internal-use software costs in the years ended December 31, 2020 and 2019, respectively, and wrote off an immaterial amount in the year ended December 31, 2018.
Property, equipment and software, net as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Capitalized website and internal-use software development costs	$171,831	$140,886
Leasehold improvements	88,687	86,089
Computer equipment	46,581	43,626
Furniture and fixtures	18,339	18,403
Telecommunication	4,951	5,154
Software	1,717	1,687
Total	332,106	295,845
Less accumulated depreciation	(230,388)	(184,896)
Property, equipment and software, net	$101,718	$110,949
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was approximately $48.0 million, $46.1 million and $39.3 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis on August 31, 2020 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value.
The changes in the carrying amounts of goodwill during the years ended December 31, 2020 and 2019, were as follows (in thousands):

	2020	2019
Balance, beginning of period	$104,589	$105,620
Effect of currency translation	4,672	(1,031)
Balance, end of period	$109,261	$104,589

Intangible assets as of December 31, 2020 and 2019 consisted of the following (dollars in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(3,814)	$6,104	7.8 years
Developed technology	7,709	(6,238)	1,471	1.2 years
Licensing agreements	6,129	(215)	5,914	9.2 years
Content	4,078	(4,078)	—	0.0 years
Domain and data licenses	2,869	(2,837)	32	2.2 years
Trademarks	877	(877)	—	0.0 years
User relationships	146	(146)	—	0.0 years
Total	$31,726	$(18,205)	$13,521

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(2,841)	$7,077	8.6 years
Developed technology	7,832	(4,959)	2,873	2.2 years
Content	3,814	(3,814)	—	0.0 years
Domain and data licenses	2,869	(2,748)	121	1.7 years
Trademarks	877	(872)	5	0.2 years
User relationships	146	(140)	6	0.2 years
Total	$25,456	$(15,374)	$10,082
During the year ended December 31, 2020, the Company recorded an intangible asset of $6.1 million related to a licensing agreement that was entered into with a third party. The Company accounted for this transaction as an asset acquisition of an intangible asset and will amortize the licensing agreement on a straight-line basis over its estimated useful life of 9.5 years.
Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $2.6 million, $3.3 million and $3.5 million, respectively.
The Company recorded an immaterial impairment charge related to developed technology during the three months ended March 31, 2020. No changes to the useful lives of any intangible assets were made.
As of December 31, 2020, the estimated future amortization of intangible assets for (i) each of the succeeding five years and (ii) thereafter was as follows (in thousands):

Year Ending December 31,	Amount
2021	$2,848
2022	1,676
2023	1,359
2024	1,353
2025	1,353
Thereafter	4,932
Total	$13,521

9. LEASES
The components of lease cost, net for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease cost	$55,214	$54,451
Short-term lease cost (12 months or less)	1,288	1,287
Sublease income	(7,826)	(4,759)
Total lease cost, net	$48,676	$50,979
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

During the year ended December 31, 2018, the Company recognized rent expense, net of sublease rental income, on a straight-line basis over the lease period. Rent expense, net was $51.2 million for the year ended December 31, 2018, and sublease rental income for the year was $2.2 million.

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 was as follows (in thousands):

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58,515	$56,672
As of December 31, 2020, maturities of lease liabilities for (i) each of the succeeding five years and (ii) thereafter were as follows (in thousands):

Year Ending December 31,	Operating Leases
2021	$52,465
2022	47,134
2023	44,207
2024	41,519
2025	22,419
Thereafter	24,422
Total minimum lease payments	232,166
Less imputed interest	(32,070)
Present value of lease liabilities	$200,096
As of December 31, 2020 and 2019, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years) — operating leases	5.1	5.5
Weighted-average discount rate — operating leases	6.0%	6.1%
In October 2020, the Company entered into a lease agreement for an office facility in Toronto, Canada for which the lease term is expected to commence in 2021 and expire in 2031. The Company expects to classify this as an operating lease and, as of December 31, 2020, expected to recognize operating lease cost of approximately $9.4 million over the life of the lease.

10. OTHER NON-CURRENT ASSETS
Other non-current assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	2020	2019
Deferred tax assets	$31,163	$20,054
Deferred contract costs	14,522	15,138
Other non-current assets	3,163	3,177
Total other non-current assets	$48,848	$38,369
Deferred contract costs as of December 31, 2020 and 2019, and changes in deferred contract costs during the years ended December 31, 2020 and 2019, were as follows (in thousands):

	2020	2019
Balance, beginning of period	$15,138	$12,345
Add: costs deferred on new contracts	15,328	14,998
Less: amortization recorded in sales and marketing expenses	(15,944)	(12,205)
Balance, end of period	$14,522	$15,138
Due to the impact of the COVID-19 pandemic, the Company concluded that the useful lives of deferred contract costs had a range of up to 26 months as of March 31, 2020, down from 32 months as of December 31, 2019. As a result, additional amortized commission expense of $3.4 million was recorded in sales and marketing expenses during the three months ended March 31, 2020. Following an observed improvement in customer retention and a reduction in customer delinquencies in the three months ended September 30, 2020, the Company's updated expected customer life calculation as of September 30, 2020 indicated that the useful lives of deferred contract costs had returned to a range of up to 32 months, reflecting the expected lives observed before the COVID-19 pandemic. As of December 31, 2020, the Company concluded that there were no changes in the estimated customer life for any component of the deferred contract costs balances from September 30, 2020.

11. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the years ended December 31, 2020, 2019 and 2018, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$7,686	$8,685	$8,602
Add: provision for doubtful accounts	32,265	22,543	24,515
Less: write-offs, net of recoveries	(28,392)	(23,542)	(24,432)
Balance, end of period	$11,559	$7,686	$8,685
The net increase in the allowance for doubtful accounts in the year ended December 31, 2020 was primarily related to an anticipated increase in customer delinquencies due to the COVID-19 pandemic. In calculating the allowance for doubtful accounts as of December 31, 2020, the Company considered expectations of probable credit losses associated with the COVID-19 pandemic based on observed trends to date in cancellations, observed changes to date in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

Changes in deferred revenue during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Balance, beginning of period	$4,315	$3,843
Less: recognition of deferred revenue from beginning balance	(3,869)	(3,744)
Add: net increase in current period contract liabilities	3,663	4,216
Balance, end of period	$4,109	$4,315
The majority of the deferred revenue balance as of December 31, 2020 is expected to be recognized as revenue in the subsequent three-month period ending March 31, 2021. No other contract assets or liabilities are recorded on the Company's consolidated balance sheets as of December 31, 2020 and 2019.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable	$8,853	$6,002
Employee-related liabilities	57,684	41,488
Accrued sales and marketing expenses	2,137	2,982
Taxes payable	975	3,695
Accrued cost of revenue	8,269	7,208
Other accrued liabilities	9,842	10,958
Total accounts payable and accrued liabilities	$87,760	$72,333

The net increase in accounts payable and accrued liabilities during the year ended December 31, 2020 was primarily driven by an increase in employee-related liabilities, which comprised a $15.0 million deferral of employer social security taxes related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to be paid in 2021.

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
Revolving Credit Facility—In May 2020, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, which provides for a three-year, $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. The commitments under the Credit Agreement expire on May 5, 2023. Interest on any borrowings under the revolving credit facility will accrue at either LIBOR plus 1.25% or at an alternative base rate plus 0.25%, at the Company's election. Interest is payable monthly in arrears for base rate loans and at the end of the applicable interest period (or, if the interest period extends over three months, at the end of each three-month interval during the interest period) for LIBOR loans. The Company is also required to pay an annual commitment fee that accrues at 0.25% per annum on the unused portion of the aggregate commitments under the revolving credit facility, payable quarterly in arrears. Debt issuance-related costs were $0.4 million and will be amortized to interest expense on a straight-line basis over the life of the Credit Agreement.
The Company is required to pay a fee that accrues at 0.70% per annum on the undrawn portion of any letter of credit, payable quarterly in arrears. In May 2020, the Company moved letters of credit in an aggregate amount of approximately $21.5 million under the letter of credit sub-limit, which reduced the amount it can borrow under the revolving credit facility. Approximately $53.5 million remained available under the revolving credit facility as of December 31, 2020.
The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of December 31, 2020. See "Liquidity and Capital Resources," included under Part II, Item 7 in this Annual Report for additional information on the covenants included in the Credit Agreement.

14. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued and outstanding as of the dates indicated:

	December 31, 2020		December 31, 2019
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	75,371,368	200,000,000	71,185,468
Undesignated preferred stock	10,000,000	—	10,000,000	—
Stock Repurchase Program
In July 2017, the Company’s board of directors approved a stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. The Company's board of directors authorized the Company to repurchase up to an additional $250.0 million of its outstanding common stock in each of November 2018, February 2019 and January 2020, bringing the total amount of authorized repurchases to $950.0 million as of December 31, 2020, $244.6 million of which remained available as of December 31, 2020. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
Pursuant to the restructuring plan announced on April 9, 2020 (the "Restructuring Plan"), the Company suspended share repurchases under the stock repurchase program. The Company resumed share repurchases during the three months ended December 31, 2020. See "Note 19, "Restructuring," for further details on the Restructuring Plan.
During the year ended December 31, 2020, the Company repurchased on the open market 803,691 shares for an aggregate purchase price of $24.4 million, of which 704,673 shares were retired. As of December 31, 2020, the Company had a treasury stock balance of 99,018 shares, which were excluded from its outstanding share count as of such date and subsequently retired in January 2021. During the year ended December 31, 2019, the Company repurchased on the open market and subsequently retired 14,190,409 shares for aggregate purchase price of $481.0 million.

Common Stock Reserved for Future Issuance
As of December 31, 2020, the Company had reserved shares of common stock for future issuances in connection with the following:

Number of Shares
Stock options outstanding	4,622,828
RSUs outstanding	9,757,787
Available for future equity award grants	5,333,200
Available for future ESPP offerings	880,067
Total reserved for future issuance	20,593,882
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
For the years ended December 31, 2020, 2019 and 2018, the weighted-average assumptions used for the Black-Scholes-Merton option valuation model were as follows:

	Year Ended December 31,
	2020	2019	2018
Dividend yield	—	—	—
Annual risk-free rate	0.5%	2.5%	2.2%
Expected volatility	45.9%	48.3%	42.0%
Expected term (years)	5.7	6.0	6.0

A summary of stock option activity for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	6,210,385	$25.10	4.3	$75,805
Granted	158,050	31.21
Exercised	(1,544,610)	8.53
Canceled	(200,997)	47.24
Outstanding at December 31, 2020	4,622,828	$29.89	4.7	$30,451
Options vested and exercisable at December 31, 2020	4,022,236	$28.90	4.2	$30,071
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $33.8 million, $12.0 million and $18.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The weighted-average grant date fair value of options granted was $10.01, $17.64 and $18.89 per share for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, total unrecognized compensation costs related to unvested stock options was approximately $9.0 million, which the Company expects to recognize over a weighted-average time period of 2.0 years.
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
The shares underlying each PRSU award subject to a market condition will be eligible to vest only if the average closing price of the Company's common stock equals or exceeds $45.3125 over any 60-day trading period during the four years following the grant date of February 7, 2019. If this market condition is met, the shares underlying each PRSU award will vest quarterly over four years from the grant date (the "Time-Based Vesting Schedule"). Any shares subject to the PRSUs that have met the Time-Based Vesting Schedule at the time the market condition is achieved will fully vest as of such date; thereafter, any remaining nonvested shares subject to the PRSUs will continue vesting solely according to the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date.
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to a four-year, quarterly vesting schedule ("2020 Time-Based Vesting Schedule"). The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March 15, 2021. On the quarterly vest date immediately following such determination, the eligible shares, if any, will vest to the extent that the employee has met the 2020 Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the 2020 Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of December 31, 2020 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the year ended December 31, 2020 for the PRSUs that it expected to vest.

As the PRSU activity during the year ended December 31, 2020 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the year ended December 31, 2020 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2019	7,625,584	$36.51
Granted	7,412,006	26.04
Vested(1)	(3,370,406)	35.59
Canceled	(1,909,397)	34.80
Nonvested at December 31, 2020	9,757,787	$29.22
(1) Includes 686,506 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs that vested during the years ended December 31, 2020, 2019 and 2018 was $95.0 million, $112.4 million and $131.1 million, respectively. As of December 31, 2020, the Company had approximately $262.9 million of unrecognized stock-based compensation expense related to RSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.8 years.
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
During the years ended December 31, 2020, 2019 and 2018, employees purchased 662,063, 534,120 and 442,679 shares, respectively, at a weighted-average purchase price per share of $21.47, $27.66 and $32.07, respectively. The Company recognized stock-based compensation expense related to the ESPP of $2.5 million, $2.6 million and $2.6 million in the years ended December 31, 2020, 2019 and 2018, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$3,784	$4,535	$4,572
Sales and marketing	29,670	30,668	30,779
Product development	67,622	63,433	56,882
General and administrative	23,498	22,876	22,153
Total stock-based compensation recorded to income before incomes taxes	124,574	121,512	114,386
Benefit from income taxes	(31,920)	(31,565)	(30,237)
Total stock-based compensation recorded to net income	$92,654	$89,947	$84,149
During the years ended December 31, 2020, 2019 and 2018, the Company capitalized $9.4 million, $9.8 million and $7.8 million, respectively, of stock-based compensation expense as website and internal-use software costs.

15. OTHER INCOME, NET
Other income, net for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income, net	$2,273	$13,328	$13,804
Transaction gain (loss) on foreign exchange	20	27	(70)
Other non-operating income, net	1,377	901	375
Other income, net	$3,670	$14,256	$14,109

16. INCOME TAXES
The following table presents domestic and foreign components of (loss) income before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(28,878)	$55,292	$44,856
Foreign	(6,247)	(5,525)	(4,850)
Total (loss) income before income taxes	$(35,125)	$49,767	$40,006
The income tax (benefit) provision is composed of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(4,823)	$8,598	$(819)
State	(434)	2,570	384
Foreign	737	517	560
Total current tax	$(4,520)	$11,685	$125
Deferred:
Federal	$(10,456)	$(2,916)	$(10,032)
State	(731)	59	(6,491)
Foreign	6	58	1,054
Total deferred tax	(11,181)	(2,799)	(15,469)
Total (benefit from) provision for income taxes	$(15,701)	$8,886	$(15,344)

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Income tax at federal statutory rate	21.00%	21.00%	21.00%
State tax, net of federal tax effect	2.87	2.83	3.24
Foreign income tax rate differential	1.04	(0.56)	(0.54)
Stock-based compensation	(6.42)	3.46	(16.80)
Income tax credits	39.52	(26.94)	(35.83)
Change in valuation allowance	(15.64)	10.40	(25.08)
Change in uncertain tax positions	(0.36)	0.56	4.48
Employee fringe benefits	(2.27)	5.97	7.28
Other non-deductible expenses	(1.85)	1.42	2.73
Deferred adjustments	1.37	0.37	2.24
Net operating loss carryback - CARES Act	5.64	—	—
Other	(0.20)	(0.65)	(1.07)
Effective tax rate	44.70%	17.86%	(38.35)%
Deferred Tax Balances
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Reserves and others	$5,246	$6,547
Stock-based compensation	20,388	19,950
Net operating loss carryforward	5,509	4,628
Tax credit carryforward	40,513	23,642
Operating lease liabilities	49,229	60,206
Gross deferred tax assets	120,885	114,973
Valuation allowance	(28,941)	(23,447)
Total deferred tax assets	91,944	91,526
Deferred tax liabilities:
Depreciation and amortization	(15,551)	(16,359)
Deferred contract costs	(3,735)	(3,869)
Operating lease right-of-use assets	(41,495)	(51,244)
Total deferred tax liabilities	(60,781)	(71,472)
Net deferred tax assets	$31,163	$20,054
As of December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $12.9 million and $40.9 million, respectively, expiring beginning in 2035 and 2025, respectively. As of the balance sheet date, the Company's wholly owned subsidiaries, Yelp GmbH (Germany) and Darwin Social Marketing Inc. (Canada), had net operating loss carryforwards of $1.8 million and non-capital loss carryforwards of $0.3 million, respectively. The losses in Germany have an indefinite carryforward period; the losses in Canada will begin to expire in 2037 if unused. The Company had federal research credit carryforwards of approximately $37.9 million (gross) that begin to expire in 2031, if unused, and California research credit carryforwards of approximately $57.6 million (gross) that do not expire.

Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company does not expect any previous ownership changes, as defined under Section 382 and 383 of the Internal Revenue Code, to result in a limitation that will materially reduce the total amount of net operating loss carryforwards and credits that can be utilized. Further, foreign loss carryforwards may be subject to limitations under the applicable laws of the taxing jurisdictions due to ownership change limitations.
As of December 31, 2020, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $6.2 million. The Company continues to assert that all its foreign earnings are to be permanently reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.

Impacts of Recent Tax Legislation

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes, among other items, provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

The CARES Act allows losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years and to offset 100% of regular taxable income. Additionally, the CARES Act accelerates the Company’s ability to receive refunds of alternative minimum tax credits generated in prior tax years. The Company recognized a benefit in the current year as a result of the ability to carry back its 2020 losses to 2017 as permitted under the CARES Act.

Deferred Tax Valuation Allowance
As more fully described in “Income Taxes” in Note 2, "Summary of Significant Accounting Policies," the Company maintains valuation allowances against deferred tax balances where appropriate and considers all positive and negative evidence that the Company would have future taxable income sufficient to realize the benefit of its deferred tax assets.
Valuation allowances of $28.9 million and $23.4 million primarily related to California state tax credits were recorded against the Company's net deferred tax asset balances as of December 31, 2020 and 2019, respectively. Since the Company mainly conducts research and development activities in California but earns a substantial portion of its U.S. income in other states, the Company could not assert, at the required more-likely-than-not level of certainty, that it will generate future taxable California income sufficient to realize the benefit of these deferred tax assets. Accordingly, the Company maintained a valuation allowance against specific state credits.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at the beginning of the year	$40,718	$33,107	$18,215
(Decrease) increase based on tax positions related to the prior year	(453)	(611)	3,654
Increase based on tax positions related to the current year	7,942	9,995	11,485
Decrease from tax authorities' settlements	—	(1,773)	—
Lapse of statute of limitations	—	—	(247)
Balance at the end of the year	$48,207	$40,718	$33,107
As of December 31, 2020, the Company had $27.6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During each of the years ended December 31, 2020, 2019 and 2018, the Company recorded an immaterial amount of interest and penalties.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions – Canada, Ireland, United Kingdom and Germany – the tax years subsequent to 2015 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes that it is reasonably possible that its unrecognized tax benefits could be reduced by $6.3 million within the next 12 months.

17. NET (LOSS) INCOME PER SHARE
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
The following tables present the calculation of basic and diluted net (loss) income per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Basic net (loss) income per share:
Net (loss) income	$(19,424)	$40,881	$55,350
Shares used in computation:
Weighted-average common shares outstanding	73,005	74,627	83,573
Basic net (loss) income per share attributable to common stockholders:	$(0.27)	$0.55	$0.66

	Year Ended December 31,
	2020	2019	2018
Diluted net (loss) income per share:
Net (loss) income	$(19,424)	$40,881	$55,350
Shares used in computation:
Weighted-average common shares outstanding	73,005	74,627	83,573
Stock options	—	2,367	2,984
Restricted stock units	—	973	2,137
Employee stock purchase program	—	2	15
Number of shares used in diluted calculation	73,005	77,969	88,709
Diluted net (loss) income per share attributable to common stockholders	$(0.27)	$0.52	$0.62
The following stock-based instruments were excluded from the calculation of diluted net (loss) income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	4,623	2,580	2,030
Restricted stock units	9,758	2,020	373
ESPP	62	—	—

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
The Company has determined that it has a single operating and reporting segment. When the Company communicates results externally, it disaggregates net revenue into major product lines and primary geographical markets, which is based on the billing address of the customer. The disaggregation of revenue by major product lines is based on the type of service provided and also aligns with the timing of revenue recognition for each. To reflect the Company's strategic focus on creating differentiated experiences for its Services categories and Restaurants, Retail & Other categories, the Company has further disaggregated advertising revenue for the year ended December 31, 2020, 2019 and 2018 to reflect these two high-level category groupings. The Services categories consist of the following businesses: home, local, auto, professional, pets, events, real estate and financial services. The Restaurants, Retail & Other categories consist of the following businesses: restaurants, shopping, beauty & fitness, health and other.
Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net revenue by product:
Advertising revenue by category:
Services	$515,019	$512,729	$457,531
Restaurants, Retail & Other	321,096	464,196	449,956
Advertising	836,115	976,925	907,487
Transactions	15,017	12,436	13,694
Other revenue	21,801	24,833	21,592
Total net revenue	$872,933	$1,014,194	$942,773
During the years ended December 31, 2020, 2019 and 2018, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which revenue is recognized, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
During the year ended December 31, 2020, the Company offered a number of relief incentives totaling $22.6 million to advertising and other revenue customers most impacted by the COVID-19 pandemic. These incentives were primarily in the form of waived advertising fees and waived subscription fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the year ended December 31, 2020 accordingly. During the year ended December 31, 2020, the Company also paused certain advertising campaigns that were scheduled to run from April to May 2020 and offered certain free advertising products during those months with a total value of $14.5 million. All paused advertising campaigns that were not cancelled by customers resumed by the end of May 2020.

The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$863,300	$1,000,245	$929,569
All other countries	9,633	13,949	13,204
Total net revenue	$872,933	$1,014,194	$942,773
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	As of December 31,
	2020	2019
United States	$97,548	$109,849
All other countries	4,170	1,100
Total long-lived assets	$101,718	$110,949

19. RESTRUCTURING
On April 9, 2020, the Company announced the Restructuring Plan to help manage the near-term financial impacts of the COVID-19 pandemic. In addition to reductions and deferrals in spending, the Restructuring Plan’s cost-cutting measures included workforce reductions affecting approximately 1,000 employees and furloughs affecting approximately 1,100 additional employees, as well as salary reductions and reduced-hour work weeks. On July 13, 2020, the Company announced an additional workforce reduction (separate from the Restructuring Plan) affecting approximately 60 employees. By the end of August 2020, the Company restored reduced salaries and returned many of its furloughed employees.
The Company incurred $3.9 million in restructuring costs during the year ended December 31, 2020 in connection with terminations under the Restructuring Plan and additional workforce reduction, which represent expenditures for severance, payroll taxes and related benefits costs. These costs were recorded as restructuring expenses on the Company's consolidated statements of operations. Additional costs related to supporting furloughed employees incurred during the year ended December 31, 2020 were excluded from restructuring expenses and recorded in operating expenses. The Company paid substantially all the costs incurred in connection with the terminations under the Restructuring Plan and additional workforce reduction as of December 31, 2020 and does not expect to incur any material additional costs in connection with these terminations.