Form 10-Q
period 2021-03-31
YELP INC
filed 2021-05-07
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of April 30, 2021, there were 74,497,869 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements contained in this Quarterly Report that are not purely historical, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements about:
•our financial performance, including our revenue, operating expenses and margins, as well as our ability to regain and sustain profitability;
•our ability to maintain and expand our advertiser base;
•our strategic initiatives to support revenue growth and margin expansion;
•our investment plans and priorities, including planned investments in product development, marketing and our sales channels, as well as our ability to execute against those priorities and the results thereof;
•our plans to operate with a primarily distributed workforce as well as the benefits and costs thereof;
•trends and expectations regarding customer and revenue retention;
•trends and expectations regarding our key metrics, including consumer traffic and engagement and the opportunity they present for growth;
•our liquidity and working capital requirements; and
•our plans with respect to our stock repurchase program.
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"), such as:
•fluctuations in the number of COVID-19 cases, the pace at which vaccinations are administered in the United States, the timeframe for lifting of pandemic-related shelter-in-place orders, and the pace of economic recovery in local economies and the United States generally;
•our ability to maintain and expand our advertiser base, particularly as many businesses continue to be subject to operating restrictions in connection with the COVID-19 pandemic;
•our ability to execute on our strategic initiatives and the effectiveness thereof;
•our ability to hire, retain, motivate and effectively manage well-qualified employees in a primarily remote work environment;
•our ability to maintain and increase user engagement on our platform, including our ability to generate, maintain and recommend sufficient content that consumers find relevant, helpful and reliable;
•our reliance on third-party service providers and strategic partners;

•our reliance on search engines and application marketplaces, certain providers of which offer products and services that compete directly with our products;
•our ability to maintain the uninterrupted and proper operation of our technology and network infrastructure;
•actual or perceived security breaches as well as errors, vulnerabilities or defects in our software or in products of third-party providers;
•our ability to generate sufficient revenue to regain profitability, particularly in light of our limited operating history in an evolving industry, significant ongoing investments in our strategic initiatives, and the ongoing impact of the COVID-19 pandemic and our relief initiatives;
•our ability to accurately forecast revenue and appropriately plan expenses;
•our ability to operate effectively on mobile devices and other platforms beyond desktop computers;
•our actual or perceived failure to comply with laws and regulations applicable to our business;
•our ability to maintain, protect and enhance the Yelp brand and manage negative publicity that may arise; and
•our ability to successfully manage any strategic opportunities, including the acquisition and integration of any new businesses, solutions or technologies, as well as our ability to monetize the acquired products.
Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” in this Quarterly Report and in our Annual Report for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from Yelp Reservations, Yelp Waitlist or our business-owner products.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$588,592	$595,875
Accounts receivable (net of allowance for doubtful accounts of $9,680 and $11,559 at March 31, 2021 and December 31, 2020, respectively)	88,750	88,400
Prepaid expenses and other current assets	26,004	28,450
Total current assets	703,346	712,725
Property, equipment and software, net	98,004	101,718
Operating lease right-of-use assets	161,967	168,209
Goodwill	106,914	109,261
Intangibles, net	12,806	13,521
Restricted cash	689	665
Other non-current assets	51,652	48,848
Total assets	$1,135,378	$1,154,947
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$97,292	$87,760
Operating lease liabilities — current	53,564	51,161
Deferred revenue	5,195	4,109
Total current liabilities	156,051	143,030
Operating lease liabilities — long-term	144,238	148,935
Other long-term liabilities	7,989	8,448
Total liabilities	308,278	300,413
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value — 200,000,000 shares authorized, 75,153,089 shares issued and 75,065,259 shares outstanding at March 31, 2021, and 75,371,368 shares issued and 75,272,350 shares outstanding at December 31, 2020	—	—
Additional paid-in capital	1,428,890	1,398,248
Treasury stock	(3,313)	(2,964)
Accumulated other comprehensive loss	(9,559)	(6,807)
Accumulated deficit	(588,918)	(533,943)
Total stockholders' equity	827,100	854,534
Total liabilities and stockholders' equity	$1,135,378	$1,154,947

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenue	$232,096	$249,901
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,874	16,847
Sales and marketing	112,909	137,297
Product development	67,992	67,113
General and administrative	31,861	43,536
Depreciation and amortization	13,083	12,358
Restructuring	20	—
Total costs and expenses	240,739	277,151
Loss from operations	(8,643)	(27,250)
Other income, net	705	2,383
Loss before income taxes	(7,938)	(24,867)
Benefit from income taxes	(2,142)	(9,364)
Net loss attributable to common stockholders	$(5,796)	$(15,503)
Net loss per share attributable to common stockholders
Basic	$(0.08)	$(0.22)
Diluted	$(0.08)	$(0.22)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	75,245	71,548
Diluted	75,245	71,548

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(5,796)	$(15,503)
Other comprehensive loss:
Foreign currency translation adjustments	(2,752)	(1,104)
Other comprehensive loss	(2,752)	(1,104)
Comprehensive loss	$(8,548)	$(16,607)

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	71,185,468	$—	$1,259,803	$—	$(11,759)	$(493,053)	$754,991
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	(34)	(34)
Issuance of common stock upon exercises of employee stock options	200,847	—	2,585	—	—	—	2,585
Issuance of common stock upon vesting of restricted stock units ("RSUs")	501,531	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	33,249	—	—	—	33,249
Shares withheld related to net share settlement of equity awards	—	—	(11,752)	—	—	—	(11,752)
Foreign currency adjustments	—	—	—	—	(1,104)	—	(1,104)
Net loss	—	—	—	—	—	(15,503)	(15,503)
Balance as of March 31, 2020	71,887,846	$—	$1,283,885	$—	$(12,863)	$(508,590)	$762,432

Balance as of December 31, 2020	75,371,368	$—	$1,398,248	$(2,964)	$(6,807)	$(533,943)	$854,534
Issuance of common stock upon exercises of employee stock options	523,944	—	6,049	—	—	—	6,049
Issuance of common stock upon vesting of RSUs	669,965	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	41,519	—	—	—	41,519
Shares withheld related to net share settlement of equity awards	—	—	(16,926)	—	—	—	(16,926)
Repurchases of common stock	—	—	—	(49,528)	—	—	(49,528)
Retirement of common stock	(1,412,188)	—	—	49,179	—	(49,179)	—
Foreign currency adjustments	—	—	—	—	(2,752)	—	(2,752)
Net loss	—	—	—	—	—	(5,796)	(5,796)
Balance as of March 31, 2021	75,153,089	$—	$1,428,890	$(3,313)	$(9,559)	$(588,918)	$827,100

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(5,796)	$(15,503)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,083	12,358
Provision for doubtful accounts	3,289	15,933
Stock-based compensation	39,245	31,750
Noncash lease cost	10,779	10,378
Deferred income taxes	(2,406)	(7,450)
Other adjustments, net	14	(287)
Changes in operating assets and liabilities:
Accounts receivable	(3,639)	5,024
Prepaid expenses and other assets	3,892	(4,118)
Operating lease liabilities	(6,871)	(6,663)
Accounts payable, accrued liabilities and other liabilities	7,341	(636)
Net cash provided by operating activities	58,931	40,786
Investing Activities
Sales and maturities of marketable securities — available-for-sale	—	164,215
Purchases of marketable securities — held-to-maturity	—	(87,438)
Maturities of marketable securities — held-to-maturity	—	93,200
Purchases of property, equipment and software	(6,005)	(7,053)
Other investing activities	29	295
Net cash (used in) provided by investing activities	(5,976)	163,219
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	6,049	2,585
Taxes paid related to the net share settlement of equity awards	(16,803)	(11,514)
Repurchases of common stock	(49,528)	—
Net cash used in financing activities	(60,282)	(8,929)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	68	(486)
Change in cash, cash equivalents and restricted cash	(7,259)	194,590
Cash, cash equivalents and restricted cash — Beginning of period	596,540	192,318
Cash, cash equivalents and restricted cash — End of period	$589,281	$386,908
Supplemental Disclosures of Other Cash Flow Information
Refunds received for income taxes, net	$(704)	$(290)
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,242	$3,015
Tax liabilities related to net share settlement of equity awards included in accounts payable and accrued liabilities	$43	$1,043
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$4,497	$11,833
Repurchases of common stock recorded in accrued liabilities	$2,041	$—

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
Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust Yelp for its extensive ratings and reviews of businesses across a broad range of categories, while businesses advertise on Yelp to reach its large audience of purchase-oriented and generally affluent consumers.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report.
The unaudited condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except as set forth under "Recently Adopted Accounting Pronouncements" below.
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
Use of Estimates
The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates.
In early March 2020, COVID-19 was declared a global pandemic by the World Health Organization. Governments around the world, including in the United States, have implemented extensive measures in an effort to control the spread of COVID-19, including travel restrictions, limitations on business activity, quarantines and shelter-in-place orders. Due to the COVID-19 pandemic and the uncertainty of the extent of the impacts, certain estimates and assumptions have required and may continue to require increased judgment and carry a higher degree of variability and volatility than they did prior to the pandemic. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from those described in the Annual Report.

Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for recording income taxes, while also simplifying certain recognition and allocation approaches to accounting for income taxes. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash	$78,429	$85,750
Cash equivalents	510,163	510,125
Total cash and cash equivalents	$588,592	$595,875
Restricted cash	689	665
Total cash, cash equivalents and restricted cash	$589,281	$596,540

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
This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company's certificates of deposit are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly.
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$510,163	$—	$—	$510,163	$510,125	$—	$—	$510,125
Other investments:
Certificates of deposit	—	10,009	—	10,009	—	10,933	—	10,933
Total cash equivalents and other investments	$510,163	$10,009	$—	$520,172	$510,125	$10,933	$—	$521,058

The certificates of deposit are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

4. MARKETABLE SECURITIES
In March 2020, the Company changed its investment strategy in response to uncertainties resulting from the COVID-19 pandemic to allow for more flexibility in preserving liquidity, which led to the transfer of $300.2 million of amortized cost of its investment portfolio from a held-to-maturity classification to available-for-sale. As a result of this transfer, in March 2020, the Company reversed the allowance for credit loss that had been previously recorded upon adoption of Accounting Standards Update No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," and measured the securities at fair value as of the transfer date by recording an immaterial allowance for credit loss to other income, net and the remaining adjustment as an immaterial unrealized loss recorded to other comprehensive income.
Following this transfer, during the three months ended March 31, 2020, the Company sold certain agency bonds that were classified as available-for-sale short- and long-term marketable securities for proceeds of $135.2 million. The Company reinvested the proceeds from the sales, along with $65.0 million from maturities and redemptions of marketable securities, into money market funds. The remaining short- and long-term marketable securities were sold during the three months ended June 30, 2020 for proceeds of $118.2 million. The proceeds, along with $8.0 million from maturities and redemptions, were also reinvested into money market funds. The Company recorded an immaterial net realized gain to other income, net as a result of the sales within the first six months of 2020.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$10,343	$10,438
Certificates of deposit	10,000	10,930
Other current assets	5,661	7,082
Total prepaid expenses and other current assets	$26,004	$28,450
Prepaid expenses include an immaterial amount of capitalized implementation costs incurred related to cloud computing arrangements that are service contracts. There was no amortization expense recognized for the capitalized cloud computing implementation costs for the three months ended March 31, 2021. Other current assets primarily consist of deferred costs related to unsettled share repurchases and income tax receivables.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Capitalized website and internal-use software development costs	$179,720	$171,831
Leasehold improvements	84,364	88,687
Computer equipment	45,725	46,581
Furniture and fixtures	17,894	18,339
Telecommunication	4,974	4,951
Software	1,717	1,717
Total	334,394	332,106
Less accumulated depreciation	(236,390)	(230,388)
Property, equipment and software, net	$98,004	$101,718
Depreciation expense was $12.4 million and $11.7 million for the three months ended March 31, 2021 and 2020, respectively.

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
The changes in carrying amount of goodwill during the three months ended March 31, 2021 were as follows (in thousands):

Balance as of December 31, 2020	$109,261
Effect of currency translation	(2,347)
Balance as of March 31, 2021	$106,914
Intangible assets that were not fully amortized as of March 31, 2021 and December 31, 2020 consisted of the following (dollars in thousands):

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(4,057)	$5,861	7.6	years
Developed technology	7,709	(6,542)	1,167	1.0	years
Licensing agreements	6,129	(376)	5,753	8.9	years
Domains and data licenses	2,869	(2,844)	25	2.2	years
Total	$26,625	$(13,819)	$12,806

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(3,814)	$6,104	7.8	years
Developed technology	7,709	(6,238)	1,471	1.2	years
Licensing agreements	6,129	(215)	5,914	9.2	years
Domain and data licenses	2,869	(2,837)	32	2.2	years
Total	$26,625	$(13,104)	$13,521
Amortization expense was $0.7 million in each of the three months ended March 31, 2021 and 2020.
As of March 31, 2021, estimated future amortization expenses were as follows (in thousands):

Remainder of 2021	$2,133
2022	1,676
2023	1,359
2024	1,353
2025	1,353
2026	1,353
Thereafter	3,579
Total amortization	$12,806

8. LEASES
The components of lease cost, net, for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$13,763	$13,811
Short-term lease cost (12 months or less)	137	360
Sublease income	(1,628)	(1,960)
Total lease cost, net	$12,272	$12,211
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,590	$10,108
As of March 31, 2021, maturities of lease liabilities were as follows (in thousands):

Remainder of 2021	$42,729
2022	48,665
2023	45,778
2024	43,011
2025	22,444
2026	7,488
Thereafter	17,031
Total minimum lease payments	227,146
Less imputed interest	(29,344)
Present value of lease liabilities	$197,802
As of March 31, 2021 and December 31, 2020, the weighted-average remaining lease terms and weighted-average discount rates were as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years) — operating leases	4.9	5.1
Weighted-average discount rate — operating leases	5.9%	6.0%

In October 2020, the Company entered into a lease agreement for an office facility in Toronto, Canada for which the lease term is expected to commence in August 2021 and expire in 2031. The Company expects to classify this as an operating lease and, as of March 31, 2021, expected to recognize operating lease cost of approximately $9.5 million over the life of the lease.

9. OTHER NON-CURRENT ASSETS
Other non-current assets as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred tax assets	$33,654	$31,163
Deferred contract costs	14,490	14,522
Other non-current assets	3,508	3,163
Total other non-current assets	$51,652	$48,848
Deferred contract costs as of March 31, 2021 and December 31, 2020, and changes in deferred contract costs during the three months ended March 31, 2021, were as follows (in thousands):

Three Months Ended March 31, 2021
Balance, beginning of period	$14,522
Add: costs deferred on new contracts	3,349
Less: amortization recorded in sales and marketing expenses	(3,381)
Balance, end of period	$14,490

10. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$11,559	$7,686
Add: provision for doubtful accounts	3,289	15,933
Less: write-offs, net of recoveries	(5,168)	(9,031)
Balance, end of period	$9,680	$14,588
The net decrease in the allowance for doubtful accounts in the three months ended March 31, 2021 was primarily a result of a reduction in expected customer delinquencies compared to December 31, 2020, as collection rates continued to improve. The net increase in the allowance for doubtful accounts in the three months ended March 31, 2020 primarily related to an anticipated increase in customer delinquencies due to the COVID-19 pandemic. In calculating the allowance for doubtful accounts as of March 31, 2021 and March 31, 2020, the Company considered expectations of probable credit losses, and with respect to the 2020 period, probable credit losses associated with the COVID-19 pandemic, based on observed trends to date in cancellations, observed changes to date in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The changes in deferred revenue during the three months ended March 31, 2021 were as follows (in thousands):

Three Months Ended March 31, 2021
Balance, beginning of period	$4,109
Less: recognition of deferred revenue from beginning balance	(2,293)
Add: net increase in current period contract liabilities	3,379
Balance, end of period	$5,195
The majority of the deferred revenue balance as of March 31, 2021 is expected to be recognized as revenue in the subsequent three-month period ending June 30, 2021. No other contract assets or liabilities are recorded on the Company's condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable	$5,255	$8,853
Employee-related liabilities	68,514	57,684
Accrued sales and marketing expenses	6,079	2,137
Taxes payable	1,302	975
Accrued cost of revenue	6,507	8,269
Other accrued liabilities	9,635	9,842
Total accounts payable and accrued liabilities	$97,292	$87,760

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

Revolving Credit Facility—The Company is a party to a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), which provides for a three-year, $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. As of March 31, 2021, the Company had $21.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $53.5 million remained available under the revolving credit facility as of this date. The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of March 31, 2021. For additional information on the terms of the Credit Agreement, including fees payable by the Company, a minimum liquidity covenant, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	March 31, 2021		December 31, 2020
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	75,153,089	200,000,000	75,371,368
Undesignated preferred stock	10,000,000	—	10,000,000	—
Stock Repurchase Program
In July 2017, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. The Company's board of directors authorized the Company to repurchase up to an additional $250.0 million of its outstanding common stock in each of November 2018, February 2019 and January 2020, bringing the total amount of authorized repurchases to $950.0 million as of March 31, 2021, $195.1 million of which remained available as of March 31, 2021. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
During the three months ended March 31, 2021, the Company repurchased on the open market 1,401,000 shares for an aggregate purchase price of $49.5 million and retired 1,412,188 shares. As of March 31, 2021, the Company had a treasury stock balance of 87,830 shares, which were excluded from its outstanding share count as of such date and subsequently retired in April 2021.
The Company did not repurchase any shares during the three months ended March 31, 2020.
Equity Incentive Plans
Stock Options
Stock options are granted at a price per share not less than the fair value of a share of the Company’s common stock on the grant date. Options generally vest over a four-year period, on one of two schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter or (b) ratably on a monthly basis. Options granted are generally exercisable for contractual terms of up to 10 years. The Company issues new shares when stock options are exercised.

A summary of stock option activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	4,622,828	$29.89	4.7	$30,451
Exercised	(525,194)	11.52
Canceled	(9,046)	52.14
Outstanding at March 31, 2021	4,088,588	$32.20	4.9	$35,920
Options vested and exercisable at March 31, 2021	3,608,168	$31.63	4.6	$34,224
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $11.1 million and $4.2 million for the three months ended March 31, 2021 and 2020, respectively.
There were no options granted during the three months ended March 31, 2021. The weighted-average grant date fair value of options granted during the three months ended March 31, 2020 was $11.13 per share.
As of March 31, 2021, total unrecognized compensation costs related to nonvested stock options were approximately $7.5 million, which the Company expects to recognize over a weighted-average time period of 1.8 years.
RSUs
RSUs generally vest over a four-year period, on one of two schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly thereafter or (b) ratably on a quarterly basis.
RSUs also include performance-based restricted stock units ("PRSUs"), which are subject to both a time-based vesting schedule and either (a) a market condition or (b) the achievement of performance goals. The time-based vesting schedule is quarterly over four years (the "Time-Based Vesting Schedule"). For PRSUs subject to a market condition, the Company recognizes expense from the date of grant. For PRSUs subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved.
The shares underlying each PRSU award subject to a market condition will be eligible to vest only if the average closing price of the Company's common stock equals or exceeds $45.3125 over any 60-day trading period during the four years following the grant date of February 7, 2019. If this market condition is met, the shares underlying each PRSU award will vest according to the Time-Based Vesting Schedule. Any shares subject to the PRSUs that have met the Time-Based Vesting Schedule at the time the market condition is achieved will fully vest as of such date; thereafter, any remaining nonvested shares subject to the PRSUs will continue vesting solely according to the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date.
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the following year. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of March 31, 2021 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the three months ended March 31, 2021 for the PRSUs that it expected to vest.

As the PRSU activity during the three months ended March 31, 2021 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	9,757,787	$29.22
Granted	4,267,758	35.82
Vested(1)	(1,121,213)	32.73
Canceled	(705,463)	31.68
Nonvested at March 31, 2021	12,198,869	$31.06
(1) Includes 451,223 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2021 and 2020 was $42.1 million and $29.1 million, respectively. As of March 31, 2021, the Company had approximately $367.7 million of unrecognized stock-based compensation expense related to RSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.9 years.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan ("ESPP") allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period, based on the closing sales price of the Company's common stock as quoted on the New York Stock Exchange on such date.
There were no shares purchased by employees under the ESPP in the three months ended March 31, 2021 and 2020. The Company recognized stock-based compensation expense related to the ESPP of $0.8 million in each of the three months ended March 31, 2021 and 2020.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$1,108	$1,043
Sales and marketing	8,397	7,696
Product development	20,753	17,755
General and administrative	8,987	5,256
Total stock-based compensation recorded to loss before income taxes	39,245	31,750
Benefit from income taxes	(10,065)	(12,557)
Total stock-based compensation recorded to net loss	$29,180	$19,193
The Company capitalized $2.8 million and $2.3 million of stock-based compensation expense as website development costs in the three months ended March 31, 2021 and 2020, respectively.

14. OTHER INCOME, NET
Other income, net for the three months ended March 31, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest (expense) income, net	$(18)	$2,106
Transaction gain (loss) on foreign exchange	257	(68)
Other non-operating income, net	466	345
Other income, net	$705	$2,383

15. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The benefit from income taxes for the three months ended March 31, 2021 was $2.1 million, which was due to $1.8 million of U.S. federal, state and foreign income tax expense, offset by $3.9 million of net discrete tax benefit primarily related to stock-based compensation. The benefit from income taxes for the three months ended March 31, 2020 was $9.4 million, which was due to $9.6 million of U.S. federal, state and foreign income tax benefit, offset by $0.2 million of net discrete tax expense.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law. The CARES Act includes, among other items, provisions relating to refundable payroll tax credits, deferral of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.
The CARES Act allows losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years and to offset 100% of regular taxable income. Additionally, the CARES Act accelerates the Company’s ability to receive refunds of alternative minimum tax credits generated in prior tax years.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three months ended March 31, 2021, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by non-deductible expenses. For the three months ended March 31, 2020, the difference between the effective tax rate and the federal statutory tax rate primarily related to net operating loss provisions adopted under the CARES Act and tax credits.
As of March 31, 2021, the total amount of gross unrecognized tax benefits was $50.5 million, $22.0 million of which was subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three months ended March 31, 2021, the Company recorded an immaterial amount of interest and penalties.
As of March 31, 2021, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $6.9 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to un-remitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2015 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 31, 2021, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by $6.3 million over the next 12 months.

16. NET LOSS PER SHARE
Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential common shares consist of the incremental shares of common stock issuable upon the exercise of stock options, shares issuable upon the vesting of RSUs (including PRSUs) and, to a lesser extent, purchase rights related to the ESPP.
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Basic net loss per share:
Net loss	$(5,796)	$(15,503)
Shares used in computation:
Weighted-average common shares outstanding	75,245	71,548
Basic net loss per share attributable to common stockholders	$(0.08)	$(0.22)

	Three Months Ended March 31,
	2021	2020
Diluted net loss per share:
Net loss	$(5,796)	$(15,503)
Shares used in computation:
Weighted-average common shares outstanding	75,245	71,548
Diluted net loss per share attributable to common stockholders	$(0.08)	$(0.22)
The following stock-based instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	4,089	6,019
RSUs	12,199	9,027
ESPP	213	243

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
The Company has determined that it has a single operating and reporting segment. When the Company communicates results externally, it disaggregates net revenue into major product lines and primary geographical markets, which is based on the billing address of the customer. The disaggregation of revenue by major product lines is based on the type of service provided and also aligns with the timing of revenue recognition for each. To reflect the Company's strategic focus on creating differentiated experiences for its Services categories and Restaurants, Retail & Other categories, the Company further disaggregates advertising revenue to reflect these two high-level category groupings. The Services categories consist of the following businesses: home, local, auto, professional, pets, events, real estate and financial services. The Restaurants, Retail & Other categories consist of the following businesses: restaurants, shopping, beauty & fitness, health and other.

Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net revenue by product:
Advertising revenue by category:
Services	$140,687	$133,082
Restaurants, Retail & Other	81,300	107,011
Advertising	221,987	240,093
Transactions	3,804	2,639
Other	6,305	7,169
Total net revenue	$232,096	$249,901
During the three months ended March 31, 2021 and 2020, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which revenue is recognized, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
During the three months ended March 31, 2021 and 2020, the Company offered a number of relief incentives totaling $2.2 million and $4.6 million, respectively, to advertising and other revenue customers most impacted by the COVID-19 pandemic. These incentives were primarily in the form of waived advertising fees and waived subscription fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the three months ended March 31, 2021 and 2020 accordingly.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$229,995	$246,527
All other countries	2,101	3,374
Total net revenue	$232,096	$249,901
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	March 31, 2021	December 31, 2020
United States	$93,965	$97,548
All other countries	4,039	4,170
Total long-lived assets	$98,004	$101,718

18. RESTRUCTURING
In April 2020, the Company announced a restructuring plan to help manage the near-term financial impacts of the COVID-19 pandemic (the "Restructuring Plan"). In addition to reductions and deferrals in spending, the Restructuring Plan’s cost-cutting measures included workforce reductions affecting approximately 1,000 employees and furloughs affecting approximately 1,100 additional employees, as well as salary reductions and reduced-hour work weeks. In July 2020, the Company announced an additional workforce reduction (separate from the Restructuring Plan) affecting approximately 60 employees.
During the three months ended September 30, 2020, the Company restored reduced salaries and returned many of its furloughed employees.
The Company incurred an immaterial amount of restructuring costs during the three months ended March 31, 2021 and does not expect to incur any material additional restructuring costs. The restructuring costs were recorded as restructuring expenses on the Company's condensed consolidated statements of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.
Overview
As one of the best known internet brands in the United States, Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust us for our more than 200 million ratings and reviews of businesses across a broad range of categories, while businesses advertise with us to reach our large audience of purchase-oriented and generally affluent consumers. We believe our ability to provide value to both consumers and businesses not only fulfills our mission to connect consumers with great local businesses, but also positions us well in the local, digital advertising market in the United States.
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click ("CPC") basis. In the three months ended March 31, 2021, our net revenue was $232.1 million, down 7% from the three months ended March 31, 2020, and we recorded a net loss of $5.8 million and adjusted EBITDA of $43.7 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net loss, see "Non-GAAP Financial Measures" below.
As a result of our investments in product, marketing and our Multi-location sales team, we made further progress on our revenue growth initiatives in the first quarter of 2021:
•Improve monetization of our Services categories. We continued to differentiate the product experience for businesses and consumers in our Services categories in the first quarter. We developed a new Yelp Connect audience model for Services businesses, allowing them to better target potential customers and improving content relevancy for consumers. We also added new Services-related filters for search results and further improved the Request-A-Quote flow. As a result of these efforts, the percentage of monetized leads in our Services categories increased in the first quarter.
•Expand our Self-serve and Multi-location sales channels. Our product and marketing investments drove an increase in year-over-year revenue growth in our Self-serve channel from nearly 25% in the fourth quarter of 2020 to approximately 30% in the first quarter of 2021. Although the first quarter is typically a seasonally softer quarter for our Multi-location channel, as many multi-location advertisers conclude their incremental holiday spend in the fourth quarter, resulting in fewer locations to start the year in January, paying advertising locations improved over the course of the quarter. Paying advertising locations for the month of March were flat compared to the monthly average in the fourth quarter and, by the end of March, multi-location advertising budgets were 40% higher in aggregate compared to the prior-year period.
•Deliver more value to advertisers. Increasing our value proposition to advertisers by delivering more value through ad clicks is an important part of our strategy to drive long-term growth. In the first quarter, improvements to our ad system and matching technology, together with a recovery in our consumer traffic, drove more ad clicks to advertisers at a lower average CPC than in the fourth quarter of 2020. The decline in ad clicks improved significantly from (22)% year over year in the fourth quarter to (8)% year over year in the first quarter, and average CPC returned to a year-over-year decline. The resulting increase in the value we delivered to advertisers contributed to our record retention rate of non-term advertisers' budgets in the first quarter.
Our more efficient go-to-market approach and continued expense management, together with recovery in local economies, drove a 63% year-over-year improvement in net loss and 159% year-over-year increase in adjusted EBITDA in the first quarter.
In the second quarter, we expect to move from recovery to year-over-year revenue growth. We plan to further invest in our growth initiatives in the second quarter, with leverage increasing toward the end of the year.

Key Metrics
We regularly review a number of metrics, including the key metrics set forth below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.
Ad Clicks
Ad clicks represent user interactions with our pay-for-performance advertising products, including clicks on advertisements on our website and mobile app, clicks on syndicated advertisements on third-party platforms and Request-A-Quote submissions. Ad clicks include only user interactions that we are able to track directly, and therefore do not include user interactions with ads sold through our advertising partnerships. We do not expect the exclusion of such user interactions to materially affect this metric.
Because we generate revenue primarily from the sale of performance-based ads, our ability to increase our revenue depends largely on our ability to increase ad clicks. We report the year-over-year percentage change in ad clicks on a quarterly basis as a measure of our success in monetizing more of our consumer traffic and delivering more value to advertisers.
The following table presents year-over-year changes in our ad clicks for the periods indicated (expressed as a percentage):

	Three Months Ended March 31,
	2021	2020
Ad Clicks	(8)%	3%

Average CPC
We define average CPC as revenue from our performance-based ad products, excluding revenue from our advertising partnerships, divided by the total number of ad clicks for a given three-month period.
Average CPC, when viewed together with ad clicks, provides important insight into the value we deliver to advertisers, which we believe is a significant factor in our ability to retain both revenue and customers. For example, a negative change in average CPC for a given three-month period combined with a positive change in ad clicks over the same period would indicate that we delivered more ad clicks at lower prices, thereby delivering more value to our advertisers; we would expect this to have a positive impact on retention. We believe that average CPC and ad clicks together reflect one of the largest dynamics affecting our advertising revenue performance.
The following table presents year-over-year changes in our average CPC for the periods indicated (expressed as a percentage):

	Three Months Ended March 31,
	2021	2020
Average CPC	(3)%	3%

Advertising Revenue by Category
Our advertising revenue comprises revenue from the sale of our advertising products, including the resale of our advertising products by partners and syndicated ads appearing on third-party platforms.

To reflect our strategic focus on creating two differentiated experiences on Yelp, we provide a quarterly breakdown of our advertising revenue attributable to businesses in two high-level category groupings: Services and Restaurants, Retail & Other. Our Services categories consist of home, local, auto, professional, pets, events, real estate and financial services. Our Restaurants, Retail & Other categories consist of restaurants, shopping, beauty & fitness, health and other.

The following table presents our advertising revenue by category for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2021	2020
Services	$140,687	$133,082	6%
Restaurants, Retail & Other	81,300	107,011	(24)%
Total Advertising Revenue	$221,987	$240,093	(8)%

Paying Advertising Locations By Category
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period.
The following table presents the number of paying advertising locations by category during the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2021	2020
Services	224	232	(3)%
Restaurants, Retail & Other	279	330	(15)%
Total Paying Advertising Locations	503	562	(10)%

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from those estimates. Due to the COVID-19 pandemic and the uncertainty regarding the extent and duration of its impacts, certain estimates and assumptions have required and may continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, the incremental borrowing rate used in recording lease liabilities, business combinations, allowance for doubtful accounts, income taxes and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2021 or any future period.

	Three Months Ended March 31,
	2021	2020	$ Change	% Change(1)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$140,687	$133,082	$7,605	6%
Restaurants, Retail & Other	81,300	107,011	(25,711)	(24)%
Advertising	221,987	240,093	(18,106)	(8)%
Transactions	3,804	2,639	1,165	44%
Other	6,305	7,169	(864)	(12)%
Total net revenue	232,096	249,901	(17,805)	(7)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	14,874	16,847	(1,973)	(12)%
Sales and marketing	112,909	137,297	(24,388)	(18)%
Product development	67,992	67,113	879	1%
General and administrative	31,861	43,536	(11,675)	(27)%
Depreciation and amortization	13,083	12,358	725	6%
Restructuring	20	—	20	NM(2)
Total costs and expenses	240,739	277,151	(36,412)	(13)%
Loss from operations	(8,643)	(27,250)	18,607	(68)%
Other income, net	705	2,383	(1,678)	(70)%
Loss before income taxes	(7,938)	(24,867)	16,929	(68)%
Benefit from income taxes	(2,142)	(9,364)	7,222	(77)%
Net loss	$(5,796)	$(15,503)	$9,707	(63)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Percentage change is not meaningful.
Three Months Ended March 31, 2021 and 2020
Net Revenue
Advertising. We generate advertising revenue from the sale of our advertising products — including enhanced listing pages and performance and impression-based advertising in search results and elsewhere on our platform — to businesses of all sizes, from single-location local businesses to multi-location national businesses. Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of remnant advertising inventory through third-party ad networks. We present advertising revenue on a disaggregated basis for our high-level category groupings, Services and Restaurants, Retail & Other.
Advertising revenue for the three months ended March 31, 2021 decreased compared to the prior-year period primarily due to lower revenue from businesses in our Restaurants, Retail & Other categories as a result of the ongoing impact of the COVID-19 pandemic and related shelter-in-place orders, which continued to limit the operations of many businesses in these categories. This decrease was partially offset by an increase in revenue from businesses in our Services categories, particularly home services businesses, reflecting an improved retention rate of non-term advertisers' budgets.
Transactions. We generate revenue from various transactions with consumers, primarily through our partnership integrations, which are mainly revenue-sharing arrangements that provide consumers with the ability to complete food ordering and delivery transactions through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
Transactions revenue for the three months ended March 31, 2021 increased compared to the prior-year period due to a significant increase in takeout and delivery orders, particularly through our partnership with Grubhub, as the COVID-19 pandemic continued to limit the dine-in operations of many restaurants.

Other. We generate revenue through our subscription services, including our Yelp Reservations and Yelp Waitlist products. We also generate revenue through our Yelp Knowledge and Yelp Fusion programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue for the three months ended March 31, 2021 decreased compared to the prior-year period primarily due to the relief that we provided to customers that continued to be significantly impacted by the COVID-19 pandemic, which mainly consisted of approximately $2.0 million in waived fees. This decrease was partially offset by revenue from our Yelp Fusion program, which we introduced in May 2020.
Trends and Uncertainties of Net Revenue. Net revenue decreased slightly in the three months ended March 31, 2021 from the three months ended December 31, 2020, in line with seasonal trends. However, advertiser demand increased steadily over the course of the first quarter and we expect net revenue to increase sequentially in the three months ending June 30, 2021.
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
Cost of revenue decreased during the three months ended March 31, 2021 compared to the prior-year period primarily due to a decline in website infrastructure expense as a result of reduced traffic and cost-cutting measures as well as lower merchant credit card fees due to fewer transactions associated with the decline in advertising revenue.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses decreased during the three months ended March 31, 2021 compared to the prior-year period due to:
•a decrease of $25.7 million in employee costs, which was primarily due to lower sales headcount following the terminations associated with the restructuring plan we announced on April 9, 2020 to help manage the near-term financial impacts of the COVID-19 pandemic ("Restructuring Plan"); and
•a decrease of $3.6 million in allocated workplace operating costs as a result of our office closures, which began at the end of the first quarter of 2020.

These decreases were partially offset by an increase in marketing and advertising costs of $4.9 million, primarily reflecting our investment in targeted business owner acquisition.
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
Product development expenses during the three months ended March 31, 2021 remained relatively consistent with the prior-year period, reflecting our continued investments in product initiatives to support long-term growth.
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
General and administrative expenses decreased during the three months ended March 31, 2021 compared to the prior-year period due to a reduction of $12.6 million in our provision for doubtful accounts. Following a decline in the rate of customer delinquencies during the three months ended March 31, 2021, we released a portion of our bad debt reserves that we had put in place earlier in the pandemic.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.

The increase in depreciation and amortization expense during the three months ended March 31, 2021 was primarily attributable to an increase in depreciation associated with capitalized website and internal use software development costs as we invested in new and enhanced products for business owners and consumers.
Trends and Uncertainties of Costs and Expenses. A majority of our expenses, particularly employee-related costs, increased during the three months ended March 31, 2021 compared to the three months ended December 31, 2020, primarily reflecting our continued investment in our long-term growth initiatives. We expect costs and expenses to further increase in the three months ending June 30, 2021 as we continue to make strategic investments in our products and technology to support the growth of our business. We also anticipate recording impairment charges associated with our operating leases as early as the three months ending June 30, 2021, as we seek to sublease portions of our leased office space.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and previously held marketable securities, the portion of our sublease income in excess of our lease cost, amortization of debt issuance costs, credit facility fees and foreign exchange gains and losses.
The decrease during the three months ended March 31, 2021 compared to the prior-year period was primarily driven by the change in our investment strategy to reduce our holdings of marketable securities in favor of holdings that are more liquid, primarily money market funds, which offer lower interest rates. We changed our strategy to preserve liquidity as a result of the uncertainties surrounding the COVID-19 pandemic and its impact on our business. For more information on this change, see Note 4, "Marketable Securities," of the Notes to Consolidated Financial Statements.
Benefit from income taxes
Benefit from income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and the realization of net operating loss carryforwards.
The decrease in benefit from income taxes during the three months ended March 31, 2021 compared to the prior-year period was primarily due to a decrease in year-to-date pre-tax losses in 2021 as well as net operating loss benefits in the prior-year period under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that did not recur in 2021. The CARES Act, which was enacted on March 27, 2020 in response to the COVID-19 pandemic, allowed for net operating losses incurred in 2018, 2019 and 2020 to be carried back to tax years with a 35.0% tax rate. See Note 15, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
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
Beginning in 2022, we expect additional changes under the U.S. Tax Cuts and Jobs Act (the "Tax Act") to come into effect that could adversely impact our effective tax rate and cash flows in future years. The Tax Act, which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate.
Non-GAAP Financial Measures
Our condensed consolidated financial statements are prepared in accordance with GAAP. However, we have also disclosed below adjusted EBITDA and adjusted EBITDA margin, each of which is a non-GAAP financial measure.
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. In particular, adjusted EBITDA should not be viewed as a substitute for, or superior to, net income (loss) prepared in accordance with GAAP as a measure of profitability or liquidity. Some of these limitations are:

•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not reflect the impact of the recording or release of valuation allowances or tax payments that may represent a reduction in cash available to us;
•adjusted EBITDA does not consider the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as restructuring costs; and
•other companies, including those in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, net income (loss) and our other GAAP results.
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
The following is a reconciliation of net loss to adjusted EBITDA, as well as the calculation of net loss margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(5,796)	$(15,503)
Benefit from income taxes	(2,142)	(9,364)
Other income, net	(705)	(2,383)
Depreciation and amortization	13,083	12,358
Stock-based compensation	39,245	31,750
Restructuring	20	—
Adjusted EBITDA	$43,705	$16,858

Net revenue	$232,096	$249,901
Net loss margin	(2)%	(6)%
Adjusted EBITDA margin	19%	7%

Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $588.6 million, which consisted of cash and money market funds. Our cash held internationally as of March 31, 2021 was $6.4 million.
To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012 and our follow-on offering in October 2013, cash generated from operations, and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the Employee Stock Purchase Plan, as well as proceeds from our sale of Eat24 to Grubhub in October 2017.
We continue to hold the majority of our investments in highly liquid money market funds following the liquidation of our portfolio of marketable securities in the first half of 2020, which we undertook as a result of our change in investment strategy to preserve liquidity in response to the COVID-19 pandemic. Our remaining investments that were not held in money market funds as of March 31, 2021 were held in certificates of deposit. See Note 4, "Marketable Securities," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further details.
We have the ability to access backup liquidity to fund working capital and for other capital requirements, as needed, through a three-year, $75.0 million senior unsecured revolving credit facility (including a $25.0 million letter of credit sub-limit) as part of our Credit Agreement with Wells Fargo Bank, National Association which we entered into in May 2020 (the "Credit Agreement"). As of March 31, 2021, we had $21.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $53.5 million remained available under the revolving credit facility as of this date. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to COVID-19. As of March 31, 2021, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement. For more information about the terms of the Credit Agreement, including a minimum liquidity covenant, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" included under Part I, Item 1A in our Annual Report. We believe that, as a result of the steps we have taken in response to the COVID-19 pandemic, our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our material cash commitments, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; and purchases of property, equipment and software and website hosting services for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be materially different and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings in the next 12 months to respond to business challenges associated with the COVID-19 pandemic or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies. The cost of capital associated with any additional funds sought in the future might be adversely impacted by the extent and duration of the impact of the COVID-19 pandemic on our business.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$58,931	$40,786
Net cash (used in) provided by investing activities	$(5,976)	$163,219
Net cash used in financing activities	$(60,282)	$(8,929)
Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2021 increased compared to the prior-year period primarily as a result of lower operating expenses during the period and a decrease in cash outflows as result of timing of payments to key vendors, partially offset by a decrease in cash inflows from customers due to lower revenue.
Investing Activities. Net cash (used in) provided by investing activities during the three months ended March 31, 2021 increased compared to the prior-year period primarily due to the sale of our marketable securities portfolio in 2020 following the change in our investment strategy to preserve liquidity.

Financing Activities. Net cash used in financing activities during the three months ended March 31, 2021 increased compared to the prior-year period primarily due to repurchases of common stock pursuant to our stock repurchase program and, to a lesser extent, higher taxes paid related to net share settlement of equity awards for our employees resulting from an increase in both the number of shares released and the average stock price upon release.
Stock Repurchase Program
As of March 31, 2021, our board of directors had authorized us to repurchase up to an aggregate of $950.0 million of our outstanding common stock since it initially authorized our stock repurchase program in July 2017. As of April 30, 2021, approximately $172.3 million remained available for stock repurchases under these authorizations.
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
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. During the three months ended March 31, 2021, we repurchased on the open market 1,401,000 shares for an aggregate purchase price of $49.5 million. We did not repurchase any shares during the three months ended March 31, 2020.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission ("SEC") under the Securities Act.
Contractual Obligations
There have been no material changes to our contractual obligations and other commitments as disclosed in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate, foreign exchange risks and inflation, and have not changed materially from the market risks we were exposed to in the year ended December 31, 2020.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings in which we are involved, see "Legal Proceedings" in Note 12, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, which is incorporated herein by reference. We are also subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these other matters will have a material effect on our business, financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risks factors set forth in the section titled "Risk Factors" included under Part I, Item 1A of our Annual Report, which describes various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. You should carefully consider the risks and uncertainties described in the Annual Report before making an investment decision.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended March 31, 2021 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 – January 31, 2021	560	$31.69	560	$226,849
February 1 – February 28, 2021	307	$35.19	307	$216,040
March 1 – March 31, 2021	534	$39.29	534	$195,064
(1)    Since July 2017, our board of directors has authorized us to repurchase up to $950.0 million of our outstanding common stock, of which $172.3 million remained available as of April 30, 2021. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report.
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

YELP INC.
Date:	May 7, 2021	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)