Form 10-Q
period 2021-06-30
YELP INC
filed 2021-08-06
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of August 3, 2021, there were 73,564,964 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements contained in this Quarterly Report that are not purely historical, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements about:
•our financial performance, including our revenue, operating expenses and margins, as well as our ability to sustain profitability;
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"), such as:
•fluctuations in the number of COVID-19 cases, vaccination rates in the United States, the timeframe for lifting of pandemic-related business and travel restrictions as well as the potential re-imposition thereof, the emergence of COVID-19 variants and related public health and consumer responses, and the pace of economic recovery in local economies and the United States generally;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$558,227	$595,875
Accounts receivable (net of allowance for doubtful accounts of $9,289 and $11,559 at June 30, 2021 and December 31, 2020, respectively)	101,542	88,400
Prepaid expenses and other current assets	29,413	28,450
Total current assets	689,182	712,725
Property, equipment and software, net	92,627	101,718
Operating lease right-of-use assets	143,617	168,209
Goodwill	107,630	109,261
Intangibles, net	12,095	13,521
Restricted cash	1,027	665
Other non-current assets	59,066	48,848
Total assets	$1,105,244	$1,154,947
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$106,190	$87,760
Operating lease liabilities — current	47,858	51,161
Deferred revenue	5,175	4,109
Total current liabilities	159,223	143,030
Operating lease liabilities — long-term	134,448	148,935
Other long-term liabilities	8,109	8,448
Total liabilities	301,780	300,413
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value — 200,000,000 shares authorized, 74,589,907 shares issued and 74,486,037 shares outstanding at June 30, 2021, and 75,371,368 shares issued and 75,272,350 shares outstanding at December 31, 2020	—	—
Additional paid-in capital	1,464,490	1,398,248
Treasury stock	(4,250)	(2,964)
Accumulated other comprehensive loss	(8,378)	(6,807)
Accumulated deficit	(648,398)	(533,943)
Total stockholders' equity	803,464	854,534
Total liabilities and stockholders' equity	$1,105,244	$1,154,947

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$257,188	$169,030	$489,284	$418,931
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,993	11,825	32,867	28,672
Sales and marketing	113,641	96,289	226,550	233,586
Product development	68,695	53,969	136,687	121,082
General and administrative	45,095	26,402	76,956	69,938
Depreciation and amortization	12,833	12,582	25,916	24,940
Restructuring	12	3,312	32	3,312
Total costs and expenses	258,269	204,379	499,008	481,530
Loss from operations	(1,081)	(35,349)	(9,724)	(62,599)
Other income, net	542	495	1,247	2,878
Loss before income taxes	(539)	(34,854)	(8,477)	(59,721)
Benefit from income taxes	(4,751)	(10,864)	(6,893)	(20,228)
Net income (loss) attributable to common stockholders	$4,212	$(23,990)	$(1,584)	$(39,493)
Net income (loss) per share attributable to common stockholders
Basic	$0.06	$(0.33)	$(0.02)	$(0.55)
Diluted	$0.05	$(0.33)	$(0.02)	$(0.55)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	74,807	72,413	75,025	71,980
Diluted	78,983	72,413	75,025	71,980

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$4,212	$(23,990)	$(1,584)	$(39,493)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,181	1,018	(1,571)	(86)
Other comprehensive income (loss)	1,181	1,018	(1,571)	(86)
Comprehensive income (loss)	$5,393	$(22,972)	$(3,155)	$(39,579)

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2020	71,887,846	$—	$1,283,885	$—	$(12,863)	$(508,590)	$762,432
Issuance of common stock upon exercises of employee stock options	21,510	—	209	—	—	—	209
Issuance of common stock upon vesting of restricted stock units ("RSUs")	778,176	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	433,697	—	8,014	—	—	—	8,014
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	33,637	—	—	—	33,637
Foreign currency adjustments, net of tax	—	—	—	—	1,018	—	1,018
Net loss	—	—	—	—	—	(23,990)	(23,990)
Balance as of June 30, 2020	73,121,229	$—	$1,325,745	$—	$(11,845)	$(532,580)	$781,320

Balance as of March 31, 2021	75,153,089	$—	$1,428,890	$(3,313)	$(9,559)	$(588,918)	$827,100
Issuance of common stock upon exercises of employee stock options	40,979	—	863	—	—	—	863
Issuance of common stock upon vesting of RSUs	744,337	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	254,449	—	8,675	—	—	—	8,675
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	44,174	—	—	—	44,174
Shares withheld related to net share settlement of equity awards	—	—	(18,112)	—	—	—	(18,112)
Repurchases of common stock	—	—	—	(64,629)	—	—	(64,629)
Retirement of common stock	(1,602,947)	—	—	63,692	—	(63,692)	—
Foreign currency adjustments, net of tax	—	—	—	—	1,181	—	1,181
Net income	—	—	—	—	—	4,212	4,212
Balance as of June 30, 2021	74,589,907	$—	$1,464,490	$(4,250)	$(8,378)	$(648,398)	$803,464

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	71,185,468	$—	$1,259,803	$—	$(11,759)	$(493,053)	$754,991
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	(34)	(34)
Issuance of common stock upon exercises of employee stock options	222,357	—	2,794	—	—	—	2,794
Issuance of common stock upon vesting of RSUs	1,279,707	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	433,697	—	8,014	—	—	—	8,014
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	66,886	—	—	—	66,886
Shares withheld related to net share settlement of equity awards	—	—	(11,752)	—	—	—	(11,752)
Foreign currency adjustments, net of tax	—	—	—	—	(86)	—	(86)
Net loss	—	—	—	—	—	(39,493)	(39,493)
Balance as of June 30, 2020	73,121,229	$—	$1,325,745	$—	$(11,845)	$(532,580)	$781,320

Balance as of December 31, 2020	75,371,368	$—	$1,398,248	$(2,964)	$(6,807)	$(533,943)	$854,534
Issuance of common stock upon exercises of employee stock options	564,923	—	6,912	—	—	—	6,912
Issuance of common stock upon vesting of RSUs	1,414,302	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	254,449	—	8,675	—	—	—	8,675
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	85,693	—	—	—	85,693
Shares withheld related to net share settlement of equity awards	—	—	(35,038)	—	—	—	(35,038)
Repurchases of common stock	—	—	—	(114,157)	—	—	(114,157)
Retirement of common stock	(3,015,135)	—	—	112,871	—	(112,871)	—
Foreign currency adjustments, net of tax	—	—	—	—	(1,571)	—	(1,571)
Net loss	—	—	—	—	—	(1,584)	(1,584)
Balance as of June 30, 2021	74,589,907	$—	$1,464,490	$(4,250)	$(8,378)	$(648,398)	$803,464

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(1,584)	$(39,493)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,916	24,940
Provision for doubtful accounts	7,240	21,897
Stock-based compensation	80,104	62,335
Noncash lease cost	20,712	20,984
Deferred income taxes	(7,755)	(14,263)
Asset impairment	11,164	—
Other adjustments, net	386	876
Changes in operating assets and liabilities:
Accounts receivable	(20,382)	12,910
Prepaid expenses and other assets	88	604
Operating lease liabilities	(22,489)	(22,520)
Accounts payable, accrued liabilities and other liabilities	15,707	(11,021)
Net cash provided by operating activities	109,107	57,249
Investing Activities
Sales and maturities of marketable securities — available-for-sale	—	290,395
Purchases of marketable securities — held-to-maturity	—	(87,438)
Maturities of marketable securities — held-to-maturity	—	93,200
Purchases of property, equipment and software	(13,286)	(17,004)
Other investing activities	90	328
Net cash (used in) provided by investing activities	(13,196)	279,481
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	15,587	10,808
Taxes paid related to the net share settlement of equity awards	(34,824)	(12,557)
Repurchases of common stock	(114,157)	—
Other financing activities	—	(356)
Net cash used in financing activities	(133,394)	(2,105)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	197	(340)
Change in cash, cash equivalents and restricted cash	(37,286)	334,285
Cash, cash equivalents and restricted cash — Beginning of period	596,540	192,318
Cash, cash equivalents and restricted cash — End of period	$559,254	$526,603
Supplemental Disclosures of Other Cash Flow Information
Refunds received for income taxes, net	$(586)	$(298)
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,295	$615
Tax liabilities related to equity awards included in accounts payable and accrued liabilities	$21	$—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$4,497	$11,833
Repurchases of common stock recorded in accounts payable and accrued liabilities	$3,444	$—

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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash	$47,911	$85,750
Cash equivalents	510,316	510,125
Total cash and cash equivalents	$558,227	$595,875
Restricted cash	1,027	665
Total cash, cash equivalents and restricted cash	$559,254	$596,540
3. FAIR VALUE MEASUREMENTS
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$510,316	$—	$—	$510,316	$510,125	$—	$—	$510,125
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,933	—	10,933
Total cash equivalents and other investments	$510,316	$10,000	$—	$520,316	$510,125	$10,933	$—	$521,058

The certificates of deposit are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
The Company's long- and indefinite-lived assets, such as property, equipment and software, goodwill and other intangible assets, are measured at fair value on a non-recurring basis if the assets are determined to be impaired. The Company recognized an impairment charge related to right-of-use ("ROU") assets and leasehold improvements associated with certain of its operating leases that it subleased during the three months ended June 30, 2021. See Note 8, "Leases," for further details. The Company estimated the fair value of these assets as of the effective dates of the agreements using an income approach based on expected future cash flows from the subleased properties, which relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to its present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.
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
As of June 30, 2021 and December 31, 2020, the Company did not have any marketable securities and a majority of the Company's investments were in highly liquid money market funds.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$12,026	$10,438
Certificates of deposit	10,000	10,930
Other current assets	7,387	7,082
Total prepaid expenses and other current assets	$29,413	$28,450
Prepaid expenses included $0.8 million of capitalized implementation costs incurred related to cloud computing arrangements that are service contracts. The Company recorded an immaterial amount of amortization expense during the three and six months ended June 30, 2021 related to these capitalized implementation costs. As of June 30, 2021, other current assets primarily consisted of deferred costs related to unsettled share repurchases, short-term deposits and non-trade receivables.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Capitalized website and internal-use software development costs	$187,418	$171,831
Leasehold improvements(1)	81,776	88,687
Computer equipment	46,223	46,581
Furniture and fixtures	16,466	18,339
Telecommunication	4,965	4,951
Software	1,718	1,717
Total	338,566	332,106
Less accumulated depreciation	(245,939)	(230,388)
Property, equipment and software, net	$92,627	$101,718
(1) The cost basis was reduced to reflect an impairment of $2.7 million recorded during the three months ended June 30, 2021. For more information, see Note 8, "Leases."
Depreciation expense was $12.1 million and $12.0 million for the three months ended June 30, 2021 and 2020, respectively, and $24.5 million and $23.7 million for the six months ended June 30, 2021 and 2020, respectively.
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
The changes in carrying amount of goodwill during the six months ended June 30, 2021 were as follows (in thousands):

Balance as of December 31, 2020	$109,261
Effect of currency translation	(1,631)
Balance as of June 30, 2021	$107,630

Intangible assets that were not fully amortized as of June 30, 2021 and December 31, 2020 consisted of the following (dollars in thousands):

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(4,299)	$5,619	7.4	years
Developed technology	7,709	(6,846)	863	0.7	years
Licensing agreements	6,129	(538)	5,591	8.7	years
Domains and data licenses	2,869	(2,847)	22	2.0	years
Total	$26,625	$(14,530)	$12,095

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(3,814)	$6,104	7.8	years
Developed technology	7,709	(6,238)	1,471	1.2	years
Licensing agreements	6,129	(215)	5,914	9.2	years
Domain and data licenses	2,869	(2,837)	32	2.2	years
Total	$26,625	$(13,104)	$13,521
Amortization expense was $0.7 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, estimated future amortization expenses were as follows (in thousands):

Remainder of 2021	$1,422
2022	1,676
2023	1,359
2024	1,353
2025	1,353
2026	1,353
Thereafter	3,579
Total amortization	$12,095
8. LEASES
The components of lease cost, net for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$12,631	$13,987	$26,394	$27,798
Short-term lease cost (12 months or less)	136	341	273	701
Sublease income	(1,778)	(1,954)	(3,406)	(3,914)
Total lease cost, net	$10,989	$12,374	$23,261	$24,585

The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,784	$29,749
As of June 30, 2021, maturities of lease liabilities were as follows (in thousands):

Remainder of 2021	$24,602
2022	48,688
2023	45,801
2024	43,028
2025	22,459
2026	7,502
Thereafter	17,075
Total minimum lease payments	209,155
Less imputed interest	(26,849)
Present value of lease liabilities	$182,306
As of June 30, 2021 and December 31, 2020, the weighted-average remaining lease terms and weighted-average discount rates were as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years) — operating leases	4.8	5.1
Weighted-average discount rate — operating leases	5.9%	6.0%
In October 2020, the Company entered into a lease agreement for an office facility in Toronto, Canada for which the lease term is expected to commence in August 2021 and expire in 2031. The Company expects to classify this as an operating lease and, as of June 30, 2021, expected to recognize operating lease cost of approximately $9.7 million over the life of the lease.
During the three months ended June 30, 2021, the Company entered into sublease agreements for portions of its office space in San Francisco and New York. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the subleases in accordance with Accounting Standards Codification Topic 360, "Property, Plant, and Equipment" because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the future undiscounted cash flows under the sublease agreements to the carrying amounts of the respective ROU assets and leasehold improvements and determined that an impairment existed.
The Company compared the carrying values of the impacted assets to the fair values to determine the impairment amount. The Company recognized an impairment charge of $11.2 million during the three months ended June 30, 2021, which is included in general and administrative expenses on its condensed consolidated statement of operations, and reduced the carrying amount of the ROU assets and leasehold improvements by $8.5 million and $2.7 million, respectively. For more information on the fair values of the ROU assets and leasehold improvements used in the impairment analysis, see Note 3, "Fair Value Measurements."

9. OTHER NON-CURRENT ASSETS
Other non-current assets as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred tax assets	$39,013	$31,163
Deferred contract costs	15,413	14,522
Other non-current assets	4,640	3,163
Total other non-current assets	$59,066	$48,848
Deferred contract costs as of June 30, 2021 and December 31, 2020, and changes in deferred contract costs during the six months ended June 30, 2021, were as follows (in thousands):

Six Months Ended June 30, 2021
Balance, beginning of period	$14,522
Add: costs deferred on new contracts	7,721
Less: amortization recorded in sales and marketing expenses	(6,830)
Balance, end of period	$15,413
10. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$11,559	$7,686
Add: provision for doubtful accounts	7,240	21,897
Less: write-offs, net of recoveries	(9,510)	(17,876)
Balance, end of period	$9,289	$11,707
The net decrease in the allowance for doubtful accounts in the six months ended June 30, 2021 was primarily a result of a reduction in expected customer delinquencies compared to June 30, 2020, as collection rates continued to improve. The net increase in the allowance for doubtful accounts in the six months ended June 30, 2020 primarily related to an anticipated increase in customer delinquencies due to the COVID-19 pandemic. In calculating the allowance for doubtful accounts as of June 30, 2021 and 2020, the Company considered expectations of probable credit losses, including probable credit losses associated with the COVID-19 pandemic, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The changes in deferred revenue during the six months ended June 30, 2021 were as follows (in thousands):

Six Months Ended June 30, 2021
Balance, beginning of period	$4,109
Less: recognition of deferred revenue from beginning balance	(2,759)
Add: net increase in current period contract liabilities	3,825
Balance, end of period	$5,175
The majority of the deferred revenue balance as of June 30, 2021 is expected to be recognized as revenue in the subsequent three-month period ending September 30, 2021. No other contract assets or liabilities were recorded on the Company's condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable	$14,373	$8,853
Employee-related liabilities	66,225	57,684
Accrued sales and marketing expenses	8,042	2,137
Accrued cost of revenue	5,381	8,269
Other accrued liabilities	12,169	10,817
Total accounts payable and accrued liabilities	$106,190	$87,760
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
Revolving Credit Facility—The Company is a party to a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), which provides for a three-year, $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. As of June 30, 2021, the Company had $21.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $53.5 million remained available under the revolving credit facility as of this date. The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of June 30, 2021. For additional information on the terms of the Credit Agreement, including fees payable by the Company, financial covenants, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	June 30, 2021		December 31, 2020
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	74,589,907	200,000,000	75,371,368
Undesignated preferred stock	10,000,000	—	10,000,000	—
Stock Repurchase Program
In July 2017, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. The Company's board of directors authorized the Company to repurchase up to an additional $250.0 million of its outstanding common stock in each of November 2018, February 2019, and January 2020, bringing the total amount of authorized repurchases to $950.0 million as of June 30, 2021, $130.4 million of which remained available as of June 30, 2021. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
During the six months ended June 30, 2021, the Company repurchased on the open market 3,019,987 shares for an aggregate purchase price of $114.2 million and retired 3,015,135 shares. As of June 30, 2021, the Company had a treasury stock balance of 103,870 shares, which were excluded from its outstanding share count as of such date and subsequently retired in July 2021.
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

A summary of stock option activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	4,622,828	$29.89	4.7	$30,451
Granted	80,000	39.17
Exercised	(564,923)	12.24
Canceled	(29,275)	49.09
Outstanding at June 30, 2021	4,108,630	$32.36	4.8	$38,326
Options vested and exercisable at June 30, 2021	3,632,114	$31.80	4.4	$36,462
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.7 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $11.8 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively.
The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2021 was $18.55 per share. There were no options granted during the three months ended June 30, 2020. The weighted-average grant date fair value of options granted during the six months ended June 30, 2020 was $11.13 per share.
As of June 30, 2021, total unrecognized compensation costs related to nonvested stock options were approximately $7.5 million, which the Company expects to recognize over a weighted-average time period of 2.0 years.
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
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the following year. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of June 30, 2021 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the three and six months ended June 30, 2021 for the PRSUs that it expected to vest.

As the PRSU activity during the six months ended June 30, 2021 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	9,757,787	$29.22
Granted	4,909,615	36.10
Vested(1)	(2,337,449)	31.84
Canceled	(1,331,918)	31.62
Nonvested at June 30, 2021	10,998,035	$31.44
(1) Includes 923,147 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the six months ended June 30, 2021 and 2020 was $88.7 million and $46.1 million, respectively. As of June 30, 2021, the Company had approximately $336.6 million of unrecognized stock-based compensation expense related to RSUs and PRUSs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.8 years.
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
There were 254,449 shares purchased by employees under the ESPP at a weighted-average price of $34.09 in the three and six months ended June 30, 2021. There were 433,697 shares purchased by employees under the ESPP at a weighted-average price of $18.48 in the three and six months ended June 30, 2020. The Company recognized stock-based compensation expense related to the ESPP of $0.7 million and $0.5 million in the three months ended June 30, 2021 and 2020, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$1,094	$943	$2,202	$1,986
Sales and marketing	8,441	7,302	16,838	14,998
Product development	20,674	16,827	41,427	34,582
General and administrative	10,650	5,513	19,637	10,769
Total stock-based compensation recorded to loss before income taxes	40,859	30,585	80,104	62,335
Benefit from income taxes	(9,501)	(11,652)	(19,566)	(24,209)
Total stock-based compensation recorded to net income (loss)	$31,358	$18,933	$60,538	$38,126
The Company capitalized $2.8 million and $2.2 million of stock-based compensation expense as website development costs in the three months ended June 30, 2021 and 2020, respectively, and $5.5 million and $4.5 million in the six months ended June 30, 2021 and 2020, respectively.

14. OTHER INCOME, NET
Other income, net for the three and six months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest (expense) income, net	$(34)	$191	$(51)	$2,297
Transaction gain (loss) on foreign exchange	11	8	268	(60)
Other non-operating income, net	565	296	1,030	641
Other income, net	$542	$495	$1,247	$2,878
15. INCOME TAXES
The Company is subject to income tax in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income tax. The benefit from income taxes for the six months ended June 30, 2021 was $6.9 million, which was due to $1.5 million of U.S. federal, state and foreign income tax benefit and $5.4 million of net discrete tax benefit primarily related to stock-based compensation. The benefit from income taxes for the six months ended June 30, 2020 was $20.2 million, which was due to $24.3 million of U.S. federal, state and foreign income tax benefit, offset by $4.1 million of net discrete tax expense.
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
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three and six months ended June 30, 2021, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by non-deductible expenses. For the three and six months ended June 30, 2020, the difference between the effective tax rate and the federal statutory tax rate primarily related to net operating loss provisions adopted under the CARES Act and tax credits.
As of June 30, 2021, the total amount of gross unrecognized tax benefits was $52.4 million, $22.8 million of which was subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three and six months ended June 30, 2021, the Company recorded an immaterial amount of interest and penalties.
As of June 30, 2021, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $8.0 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to un-remitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2015 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 30, 2021, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by $6.3 million over the next 12 months.

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
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per share:
Net income (loss)	$4,212	$(23,990)	$(1,584)	$(39,493)
Shares used in computation:
Weighted-average common shares outstanding	74,807	72,413	75,025	71,980
Basic net income (loss) per share attributable to common stockholders	$0.06	$(0.33)	$(0.02)	$(0.55)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Diluted net income (loss) per share:
Net income (loss)	$4,212	$(23,990)	$(1,584)	$(39,493)
Shares used in computation:
Weighted-average common shares outstanding	74,807	72,413	75,025	71,980
Stock options	877	—	—	—
RSUs	3,291	—	—	—
ESPP	8	—	—	—
Number of shares used in diluted calculation	78,983	72,413	75,025	71,980
Diluted net income (loss) per share attributable to common stockholders	$0.05	$(0.33)	$(0.02)	$(0.55)
The following stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	1,497	5,947	4,109	5,947
RSUs	145	7,876	10,998	7,876
ESPP	—	48	41	48
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

The Company has determined that it has a single operating and reporting segment. When the Company communicates results externally, it disaggregates net revenue into major product lines and primary geographical markets, which is based on the billing address of the customer. The disaggregation of net revenue by major product lines is based on the type of service provided and also aligns with the timing of revenue recognition for each. To reflect the Company's strategic focus on creating differentiated experiences for its Services categories and Restaurants, Retail & Other categories, the Company further disaggregates advertising revenue to reflect these two high-level category groupings. The Services categories consist of the following businesses: home, local, auto, professional, pets, events, real estate and financial services. The Restaurants, Retail & Other categories consist of the following businesses: restaurants, shopping, beauty & fitness, health and other.
Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue by product:
Advertising revenue by category:
Services	$152,522	$109,583	$293,209	$242,665
Restaurants, Retail & Other	92,439	52,650	173,739	159,661
Advertising	244,961	162,233	466,948	402,326
Transactions	3,525	3,968	7,329	6,607
Other	8,702	2,829	15,007	9,998
Total net revenue	$257,188	$169,030	$489,284	$418,931
During the three and six months ended June 30, 2021 and 2020, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which revenue is recognized, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
The Company offered a number of relief incentives to advertising and other revenue customers most impacted by the COVID-19 pandemic totaling $0.7 million and $13.3 million during the three months ended June 30, 2021 and 2020, respectively, and $2.9 million and $17.9 million during the six months ended June 30, 2021 and 2020, respectively. These incentives were primarily in the form of waived advertising fees and waived subscription fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the three and six months ended June 30, 2021 and 2020 accordingly. During the three months ended June 30, 2020, the Company also paused certain advertising campaigns that were scheduled to run from April to May 2020 and offered certain free advertising products during those months with a total value of $14.5 million. All paused advertising campaigns that were not cancelled by customers resumed by the end of May 2020.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$254,954	$167,270	$484,949	$413,797
All other countries	2,234	1,760	4,335	5,134
Total net revenue	$257,188	$169,030	$489,284	$418,931

Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	June 30, 2021	December 31, 2020
United States	$88,688	$97,548
All other countries	3,939	4,170
Total long-lived assets	$92,627	$101,718
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
The Company incurred an immaterial amount of restructuring costs during the three and six months ended June 30, 2021 and does not expect to incur any material additional restructuring costs. The Company incurred $3.3 million in restructuring costs during the three and six months ended June 30, 2020 in connection with terminations under the Restructuring Plan, which represent expenditures for severance, payroll taxes and related benefits costs. These costs were recorded as restructuring expenses on the Company's condensed consolidated statements of operations.
19. SUBSEQUENT EVENTS
On August 3, 2021, the Company's board of directors authorized a $250.0 million increase to its stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program since its inception in 2017 to $1.2 billion. The Company repurchased $35.8 million of shares subsequent to June 30, 2021, resulting in approximately $344.6 million remaining available for future repurchases following the increase on August 3, 2021.

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click ("CPC") basis. In the three months ended June 30, 2021, our net revenue was $257.2 million, up 52% from the three months ended June 30, 2020, and we recorded net income of $4.2 million and adjusted EBITDA of $63.8 million. In the six months ended June 30, 2021, our net revenue was $489.3 million, which represented an increase of 17% from the six months ended June 30, 2020, and we recorded a net loss of $1.6 million and adjusted EBITDA of $107.5 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income (loss), see "Non-GAAP Financial Measures" below.
As a result of our investments in product, marketing and our Multi-location sales team, we made further progress on our revenue growth initiatives in the second quarter of 2021:
•Improve monetization of our Services categories. Our investments in the product experience for businesses and consumers in our Services categories drove both sequential and year-over-year increases in the percentage of monetized leads in our Services categories in the second quarter. These efforts contributed to increases in advertising revenue from Services businesses in the second quarter of 39% year over year and of more than 8% compared to the first quarter of 2021.
•Expand our Self-serve and Multi-location sales channels. Our continued investments in expanding our Multi-location product portfolio and attribution capabilities during the COVID-19 pandemic positioned us well to benefit from the return of Multi-location advertisers — particularly Restaurants, Retail & Other businesses — as local economies reopened in the second quarter. In the second quarter, advertising revenue from Multi-location customers increased by nearly 90% compared to the second quarter of 2020 and by more than 20% from the first quarter of 2021. Our product and marketing investments continued to drive strong performance in our Self-serve channel in the second quarter, with revenue attributable to that channel up nearly 100% year over year and nearly 70% compared to the second quarter of 2019.
•Deliver more value to advertisers. Increasing our value proposition to advertisers by delivering more ad clicks at a lower average price is an important part of our strategy to drive long-term growth and has been a focus of our product investment in recent years. In the second quarter, improvements to our ad system and matching technology, together with further recovery in our consumer traffic, drove more ad clicks to advertisers at a lower average CPC than in both the second quarter of 2020 and the first quarter of 2021. Ad clicks returned to a year-over-year increase in the second quarter, up 87% from the second quarter of 2020, and average CPC declined 20% over the same period.
In connection with plans to maintain a primarily remote workforce, we entered into sublease agreements for portions of our leased office space in San Francisco and New York. While these subleases resulted in non-cash impairment charges totaling $11.2 million in the second quarter related to right-of-use assets and leasehold improvements associated with the underlying operating leases, we expect the subleases, together with our decision not to renew the lease for a portion of our Phoenix office space, to collectively result in annual expense savings of approximately $10.0 million to $12.0 million.
Our continued expense management, our more efficient go-to-market approach and recovery in local economies drove a 52% increase in net revenue, a return to positive net income of $4 million and a 473% increase in adjusted EBITDA in the second quarter of 2021 compared to the year-ago quarter. These factors also contributed to certain of our financial results surpassing pre-COVID-19 pandemic levels in the second quarter: net revenue increased 4% from the second quarter of 2019. While net income margin decreased slightly compared to the second quarter of 2019, from 5% to 2% due to the impairment charges in the second quarter of 2021, adjusted EBITDA margin improved by three percentage points over the same period. We plan to both continue exploring opportunities to reduce expenses associated with our leased office space and further invest in our growth initiatives in the third quarter.
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
The following table presents year-over-year changes in our ad clicks for the periods indicated (expressed as a percentage):

	Three Months Ended June 30,
	2021	2020
Ad Clicks	87%	(51)%
Average CPC
We define average CPC as revenue from our performance-based ad products — excluding certain revenue adjustments that do not impact the outcome of an auction for an individual ad click, such as refunds, as well as revenue from our advertising partnerships — divided by the total number of ad clicks for a given three-month period.
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
The following table presents year-over-year changes in our average CPC for the periods indicated (expressed as a percentage):

	Three Months Ended June 30,
	2021	2020
Average CPC	(20)%	35%
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

The following table presents our advertising revenue by category for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Services	$152,522	$109,583	39%	$293,209	$242,665	21%
Restaurants, Retail & Other	92,439	52,650	76%	173,739	159,661	9%
Total Advertising Revenue	$244,961	$162,233	51%	$466,948	$402,326	16%
Paying Advertising Locations By Category
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period.
The following table presents the number of paying advertising locations by category during the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		% Change
	2021	2020
Services	234	204	15%
Restaurants, Retail & Other	294	174	69%
Total Paying Advertising Locations	528	378	40%
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
We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, the incremental borrowing rate used with respect to leases, business combinations, allowance for doubtful accounts, income taxes and stock-based compensation expense have the greatest potential impact on our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2021 or any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change(1)	2021	2020	$ Change	% Change(1)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$152,522	$109,583	$42,939	39%	$293,209	$242,665	$50,544	21%
Restaurants, Retail & Other	92,439	52,650	39,789	76%	173,739	159,661	14,078	9%
Advertising	244,961	162,233	82,728	51%	466,948	402,326	64,622	16%
Transactions	3,525	3,968	(443)	(11)%	7,329	6,607	722	11%
Other	8,702	2,829	5,873	208%	15,007	9,998	5,009	50%
Total net revenue	257,188	169,030	88,158	52%	489,284	418,931	70,353	17%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	17,993	11,825	6,168	52%	32,867	28,672	4,195	15%
Sales and marketing	113,641	96,289	17,352	18%	226,550	233,586	(7,036)	(3)%
Product development	68,695	53,969	14,726	27%	136,687	121,082	15,605	13%
General and administrative	45,095	26,402	18,693	71%	76,956	69,938	7,018	10%
Depreciation and amortization	12,833	12,582	251	2%	25,916	24,940	976	4%
Restructuring	12	3,312	(3,300)	(100)%	32	3,312	(3,280)	(99)%
Total costs and expenses	258,269	204,379	53,890	26%	499,008	481,530	17,478	4%
Loss from operations	(1,081)	(35,349)	34,268	(97)%	(9,724)	(62,599)	52,875	(84)%
Other income, net	542	495	47	9%	1,247	2,878	(1,631)	(57)%
Loss before income taxes	(539)	(34,854)	34,315	(98)%	(8,477)	(59,721)	51,244	(86)%
Benefit from income taxes	(4,751)	(10,864)	6,113	(56)%	(6,893)	(20,228)	13,335	(66)%
Net income (loss)	$4,212	$(23,990)	$28,202	(118)%	$(1,584)	$(39,493)	$37,909	(96)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
Three and Six Months Ended June 30, 2021 and 2020
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
Advertising revenue for the three and six months ended June 30, 2021 increased compared to the prior-year periods. Revenue from businesses in our Services categories, particularly Home Services businesses, increased due to an improved retention rate of non-term advertisers' budgets, an increase in paying advertising locations and higher customer spend. Revenue from businesses in our Restaurants, Retail & Other categories increased due to growth in the number of paying advertising locations, reflecting our reduction of relief incentives as COVID-19 pandemic-related operating restrictions eased in the second quarter and businesses in these categories were able to operate at greater capacity.
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

Transactions revenue for the three months ended June 30, 2021 decreased compared to the prior-year period due to a lower volume of food takeout and delivery orders as many restaurants resumed or increased the capacity of their dine-in operations during the quarter. Transactions revenue for the six months ended June 30, 2021 increased compared to the prior-year period due to an overall increase in the volume of food takeout and delivery orders due to the COVID-19 pandemic, which limited dine-in operations of many restaurants.
Other. We generate revenue through our subscription services, including our Yelp Reservations and Yelp Waitlist products. We also generate revenue through our Yelp Knowledge and Yelp Fusion programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue for the three and six months ended June 30, 2021 increased compared to the prior-year periods primarily due to a reduction in the relief incentives that we provided to our customers impacted by the COVID-19 pandemic during the three and six months ended June 30, 2020, mainly in the form of waived subscription fees. Other revenue also reflected increased revenue from our Yelp Fusion program, which we introduced in May 2020.
Trends and Uncertainties of Net Revenue. Net revenue increased in the three months ended June 30, 2021 from the three months ended March 31, 2021 due to increased advertiser demand, as well as from the three months ended June 30, 2020, reflecting recovery from the impact of the COVID-19 pandemic and progress on our strategic initiatives. Net revenue also increased compared to the three months ended June 30, 2019, particularly revenue from Services categories, which increased by 23%. While the pace of recovery in our Restaurants, Retail & Other categories remains subject to the evolution of the COVID-19 pandemic and related public health restrictions, we expect our initiatives will continue to drive momentum in the third quarter. As such, we anticipate net revenue in the three months ending September 30, 2021 will remain relatively consistent with or slightly increase from the second quarter of 2021.
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
Cost of revenue for the three and six months ended June 30, 2021 increased compared to the prior-year periods, primarily due to:
•increases in website infrastructure expense of $2.6 million and $1.4 million, respectively, as a result of higher traffic;
•increases in advertising fulfillment costs of $2.3 million and $2.4 million, respectively, driven by expanded efforts to syndicate advertising budgets on third-party sites; and
•increases in merchant credit card fees of $1.3 million and $0.7 million, respectively, due to a higher volume of transactions associated with the increase in advertising revenue.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses for the three months ended June 30, 2021 increased compared to the prior-year periods due to:
•an increase in marketing and advertising costs of $13.4 million, reflecting our investment in targeted business owner acquisition and regional consumer campaigns; and
•an increase of $5.3 million in employee costs due to higher sales headcount as compared with the prior-year period. The increase in sales headcount was due to the impact of the restructuring plan we announced on April 9, 2020 ("Restructuring Plan") on sales headcount in the prior-year period, as well as increased hiring efforts in the second half of 2020.
These increases were partially offset by a decrease in allocated workplace operating costs of $1.3 million due to reductions in our amount of leased office space, which began in the first quarter of 2021.
Sales and marketing expenses for the six months ended June 30, 2021 decreased compared to the prior-year period due to:

•a decrease of $20.4 million in employee costs, which was primarily due to lower sales headcount following the terminations associated with the Restructuring Plan; and
•a decrease in allocated workplace operating costs of $4.9 million as a result of our office closures, which began at the end of the first quarter 2020, and the reduction of our office space in 2021.
These decreases were largely offset by an increase in marketing and advertising costs of $18.3 million.
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
Product development expenses for the three and six months ended June 30, 2021 increased compared to the prior-year periods due to increases in employee costs of $13.0 million and $14.2 million, respectively, primarily reflecting lower costs in the prior-year periods due to the reduced-hour work weeks implemented in the second quarter of 2020 under the Restructuring Plan, which ended during the third quarter of 2020. The increase in employee costs also reflected higher stock-based compensation expenses in 2021.
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
General and administrative expenses for the three and six months ended June 30, 2021 increased compared to the prior-year periods due to:
•an impairment charge of $11.2 million related to the right-of-use assets and leasehold improvements for office space that was subleased during the three months ended June 30, 2021 (see Note 8, "Leases," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail); and
•increases in employee costs of $9.5 million and $10.8 million, respectively, which were primarily the result of our determination that the performance conditions for performance-based restricted stock units had either been met or were expected to be met.
These increases were partially offset by decreases in our provision for doubtful accounts of $2.0 million and $14.7 million, respectively, due to our release of a portion of our COVID-19-related bad debt reserves following a decline in the rate of customer delinquencies.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense for the three and six months ended June 30, 2021 slightly increased, primarily due to increases in depreciation associated with capitalized website and internal use software development costs as we invested in new and enhanced products for business owners and consumers.
Restructuring. In April 2020, we announced the Restructuring Plan to help manage the near-term financial impacts of the COVID-19 pandemic. We incurred $3.3 million in restructuring costs during the three and six months ended June 30, 2020, which consisted of severance, payroll taxes and related benefits costs for terminated employees. See Note 18, "Restructuring," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
Trends and Uncertainties of Costs and Expenses. A majority of our expenses increased during the three months ended June 30, 2021 compared to the three months ended March 31, 2021, primarily reflecting the impairment charge we recorded in the second quarter, as well as higher cost of revenue. We expect costs and expenses to further increase in the three months ending September 30, 2021 as we seek further opportunities to sublease portions of our leased office space, which may result in additional impairment charges, and continue to make strategic investments in our product development, marketing and sales teams to support the growth of our business.

Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and previously held marketable securities, the portion of our sublease income in excess of our lease cost, amortization of debt issuance costs, credit facility fees and foreign exchange gains and losses.
Other income, net for the six months ended June 30, 2021 decreased compared to the prior-year period, primarily driven by lower interest income as a result of the change in our investment strategy in the first quarter of 2020 to reduce our holdings of marketable securities in favor of holdings that are more liquid, mainly money market funds, which offer lower interest rates. For more information on this change, see Note 4, "Marketable Securities," of the Notes to Condensed Consolidated Financial Statements.
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
The decreases in benefit from income taxes during the three and six months ended June 30, 2021 compared to the prior-year periods were primarily due to a decrease in quarter-to-date and year-to-date pre-tax losses in 2021 as well as net operating loss benefits in the prior-year periods under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) that did not recur in 2021. The CARES Act, which was enacted on March 27, 2020 in response to the COVID-19 pandemic, allowed for net operating losses incurred in 2018, 2019 and 2020 to be carried back to tax years with a 35.0% tax rate. See Note 15, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
As of December 31, 2020, we had approximately $31.2 million in net deferred tax assets ("DTAs"). As of June 30, 2021, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
Beginning in 2022, we expect additional changes under the U.S. Tax Cuts and Jobs Act (the "Tax Act") to come into effect that could adversely impact our effective tax rate and cash flows in future years. The Tax Act, which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. We will continue to evaluate the impacts and monitor the issuance of additional regulatory or accounting guidance in addition to any executive or legislative updates.
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

•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as restructuring costs and impairment charges; and
•other companies, including those in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, net income (loss) and our other GAAP results.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as restructuring costs and impairment charges.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA divided by net revenue.
The following is a reconciliation of net income (loss) to adjusted EBITDA, as well as the calculation of net income (loss) margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2019	2021	2020
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$4,212	$(23,990)	$12,303	$(1,584)	$(39,493)
(Benefit from) provision for income taxes	(4,751)	(10,864)	3,785	(6,893)	(20,228)
Other income, net	(542)	(495)	(3,891)	(1,247)	(2,878)
Depreciation and amortization	12,833	12,582	12,240	25,916	24,940
Stock-based compensation	40,859	30,585	30,452	80,104	62,335
Restructuring	12	3,312	—	32	3,312
Asset impairment(1)	11,164	—	—	11,164	—
Adjusted EBITDA	$63,787	$11,130	$54,889	$107,492	$27,988

Net revenue	$257,188	$169,030	$246,955	$489,284	$418,931
Net income (loss) margin	2%	(14)%	5%	—%	(9)%
Adjusted EBITDA margin	25%	7%	22%	22%	7%
(1) Recorded within general and administrative expenses on our Condensed Consolidated Statements of Operations.
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $558.2 million, which consisted of cash and money market funds. Our cash held internationally as of June 30, 2021 was $11.2 million.
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
We continue to hold the majority of our investments in highly liquid money market funds following the liquidation of our portfolio of marketable securities in the first half of 2020, which we undertook as a result of our change in investment strategy to preserve liquidity in response to the COVID-19 pandemic. Our remaining investments that were not held in money market funds as of June 30, 2021 were held in certificates of deposit. See Note 4, "Marketable Securities," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further details about the liquidation of our portfolio of marketable securities.

We have the ability to access backup liquidity to fund working capital and for other capital requirements, as needed, through a three-year, $75.0 million senior unsecured revolving credit facility (including a $25.0 million letter of credit sub-limit) as part of our Credit Agreement with Wells Fargo Bank, National Association which we entered into in May 2020 (the "Credit Agreement"). As of June 30, 2021, we had $21.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $53.5 million remained available under the revolving credit facility as of that date. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to the onset of the COVID-19 pandemic. As of June 30, 2021, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement. For more information about the terms of the Credit Agreement, including financial covenants, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$109,107	$57,249
Net cash (used in) provided by investing activities	$(13,196)	$279,481
Net cash used in financing activities	$(133,394)	$(2,105)
Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2021 increased compared to the prior-year period primarily as a result of an increase in cash inflows from customers due to higher revenue and a decrease in cash outflows due to the timing of payments to our vendors and employees.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2021 primarily reflects purchases of property, equipment and software. Net cash provided by investing activities during the prior-year period primarily reflects the sale of our marketable securities portfolio following the change in our investment strategy to preserve liquidity.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2021 increased compared to the prior-year period primarily due to repurchases of common stock pursuant to our stock repurchase program and, to a lesser extent, an increase in the amount of taxes paid in connection with the settlement of employee tax liabilities upon the vesting of restricted stock units ("RSUs"). The increase in taxes paid primarily resulted from our use of the net share withholding method of settling employee tax liabilities for RSUs in the current year, compared to the sell-to-cover method, which we used during a portion of the year-ago period. Increases in both the number of shares released upon the vesting of RSUs and the average stock price upon release in 2021 also contributed to this increase in taxes paid.
Stock Repurchase Program
As of June 30, 2021, our board of directors had authorized us to repurchase up to an aggregate of $950.0 million of our outstanding common stock since it initially authorized our stock repurchase program in July 2017. During the six months ended June 30, 2021, we repurchased on the open market 3,019,987 shares for an aggregate purchase price of $114.2 million. We did not repurchase any shares during the six months ended June 30, 2020.
On August 3, 2021, our board of directors authorized a $250.0 million increase to our stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program since its inception to $1.2 billion. We repurchased $35.8 million of shares subsequent to June 30, 2021, resulting in approximately $344.6 million remaining available for future repurchases following the increase on August 3, 2021.
We may repurchase shares at our discretion in the open market, privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing. The program is not subject to any time limit and may be modified, suspended or discontinued at any time. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow and market conditions.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended June 30, 2021 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 – April 30, 2021	570	$40.02	570	$172,262
May 1 – May 31, 2021	215	$38.97	215	$163,879
June 1 – June 30, 2021	834	$40.09	834	$130,436
(1)    Between July 2017 and June 2021, our board of directors authorized us to repurchase up to $950.0 million of our outstanding common stock, $130.4 million of which remained available as of June 30, 2021.
On August 3, 2021, our board of directors authorized a $250.0 million increase to our stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program since its inception to $1.2 billion. We repurchased $35.8 million of shares subsequent to June 30, 2021, resulting in approximately $344.6 million remaining available for future repurchases following the increase on August 3, 2021. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Diane Irvine, chairperson of our board of directors and chairperson of the audit committee of the board of directors (the "Audit Committee"), currently serves on the audit committees of more than three public companies. Our board of directors has affirmatively determined that Ms. Irvine's simultaneous service on the audit committees of more than three public companies does not impair her ability to effectively serve on our Audit Committee, as disclosed on our Investor Relations website at www.yelp-ir.com under the section entitled "Board Composition" within the "Governance" menu.

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

YELP INC.
Date:	August 6, 2021	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)