Form 10-Q
period 2021-09-30
YELP INC
filed 2021-11-05
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
140 New Montgomery Street, 14th Floor
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of October 29, 2021, there were 73,016,049 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) and elsewhere in this Quarterly Report, such as:
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
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” in this Quarterly Report and in our Annual Report for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from our subscription products or our business-owner products.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$531,620	$595,875
Accounts receivable (net of allowance for doubtful accounts of $7,874 and $11,559 at September 30, 2021 and December 31, 2020, respectively)	105,843	88,400
Prepaid expenses and other current assets	29,643	28,450
Total current assets	667,106	712,725
Property, equipment and software, net	92,429	101,718
Operating lease right-of-use assets	140,758	168,209
Goodwill	106,500	109,261
Intangibles, net	11,384	13,521
Restricted cash	1,054	665
Other non-current assets	59,837	48,848
Total assets	$1,079,068	$1,154,947
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$106,408	$87,760
Operating lease liabilities — current	39,625	51,161
Deferred revenue	4,499	4,109
Total current liabilities	150,532	143,030
Operating lease liabilities — long-term	138,431	148,935
Other long-term liabilities	8,282	8,448
Total liabilities	297,245	300,413
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value — 200,000,000 shares authorized, 73,651,980 shares issued and 73,546,380 shares outstanding at September 30, 2021, and 75,371,368 shares issued and 75,272,350 shares outstanding at December 31, 2020	—	—
Additional paid-in capital	1,489,862	1,398,248
Treasury stock	(4,170)	(2,964)
Accumulated other comprehensive loss	(9,781)	(6,807)
Accumulated deficit	(694,088)	(533,943)
Total stockholders' equity	781,823	854,534
Total liabilities and stockholders' equity	$1,079,068	$1,154,947

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$269,155	$220,807	$758,439	$639,738
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	21,185	13,193	54,052	41,865
Sales and marketing	114,295	101,301	340,845	334,887
Product development	69,402	53,022	206,089	174,104
General and administrative	30,001	30,887	106,957	100,825
Depreciation and amortization	12,627	12,544	38,543	37,484
Restructuring	—	535	32	3,847
Total costs and expenses	247,510	211,482	746,518	693,012
Income (loss) from operations	21,645	9,325	11,921	(53,274)
Other income, net	331	399	1,578	3,277
Income (loss) before income taxes	21,976	9,724	13,499	(49,997)
Provision for (benefit from) income taxes	3,911	10,744	(2,982)	(9,484)
Net income (loss) attributable to common stockholders	$18,065	$(1,020)	$16,481	$(40,513)
Net income (loss) per share attributable to common stockholders
Basic	$0.24	$(0.01)	$0.22	$(0.56)
Diluted	$0.23	$(0.01)	$0.21	$(0.56)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	73,904	73,514	74,647	72,495
Diluted	77,422	73,514	79,007	72,495

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$18,065	$(1,020)	$16,481	$(40,513)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(1,403)	2,269	(2,974)	2,183
Other comprehensive (loss) income	(1,403)	2,269	(2,974)	2,183
Comprehensive income (loss)	$16,662	$1,249	$13,507	$(38,330)

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2020	73,121,229	$—	$1,325,745	$—	$(11,845)	$(532,580)	$781,320
Issuance of common stock upon exercises of employee stock options	63,031	—	812	—	—	—	812
Issuance of common stock upon vesting of restricted stock units ("RSUs")	792,227	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	32,247	—	—	—	32,247
Foreign currency adjustments, net of tax	—	—	—	—	2,269	—	2,269
Net loss	—	—	—	—	—	(1,020)	(1,020)
Balance as of September 30, 2020	73,976,487	$—	$1,358,804	$—	$(9,576)	$(533,600)	$815,628

Balance as of June 30, 2021	74,589,907	$—	$1,464,490	$(4,250)	$(8,378)	$(648,398)	$803,464
Issuance of common stock upon exercises of employee stock options	68,626	—	1,220	—	—	—	1,220
Issuance of common stock upon vesting of RSUs	658,796	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	38,613	—	—	—	38,613
Shares withheld related to net share settlement of equity awards	—	—	(14,461)	—	—	—	(14,461)
Repurchases of common stock	—	—	—	(63,675)	—	—	(63,675)
Retirement of common stock	(1,665,349)	—	—	63,755	—	(63,755)	—
Foreign currency adjustments, net of tax	—	—	—	—	(1,403)	—	(1,403)
Net income	—	—	—	—	—	18,065	18,065
Balance as of September 30, 2021	73,651,980	$—	$1,489,862	$(4,170)	$(9,781)	$(694,088)	$781,823

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	71,185,468	$—	$1,259,803	$—	$(11,759)	$(493,053)	$754,991
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	(34)	(34)
Issuance of common stock upon exercises of employee stock options	285,388	—	3,606	—	—	—	3,606
Issuance of common stock upon vesting of RSUs	2,071,934	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	433,697	—	8,014	—	—	—	8,014
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	99,133	—	—	—	99,133
Shares withheld related to net share settlement of equity awards	—	—	(11,752)	—	—	—	(11,752)
Foreign currency adjustments, net of tax	—	—	—	—	2,183	—	2,183
Net loss	—	—	—	—	—	(40,513)	(40,513)
Balance as of September 30, 2020	73,976,487	$—	$1,358,804	$—	$(9,576)	$(533,600)	$815,628

Balance as of December 31, 2020	75,371,368	$—	$1,398,248	$(2,964)	$(6,807)	$(533,943)	$854,534
Issuance of common stock upon exercises of employee stock options	633,549	—	8,132	—	—	—	8,132
Issuance of common stock upon vesting of RSUs	2,073,098	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	254,449	—	8,675	—	—	—	8,675
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	124,306	—	—	—	124,306
Shares withheld related to net share settlement of equity awards	—	—	(49,499)	—	—	—	(49,499)
Repurchases of common stock	—	—	—	(177,832)	—	—	(177,832)
Retirement of common stock	(4,680,484)	—	—	176,626	—	(176,626)	—
Foreign currency adjustments, net of tax	—	—	—	—	(2,974)	—	(2,974)
Net income	—	—	—	—	—	16,481	16,481
Balance as of September 30, 2021	73,651,980	$—	$1,489,862	$(4,170)	$(9,781)	$(694,088)	$781,823

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$16,481	$(40,513)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,543	37,484
Provision for doubtful accounts	9,834	26,802
Stock-based compensation	116,546	92,590
Noncash lease cost	30,676	31,545
Deferred income taxes	(6,400)	(6,505)
Asset impairment	11,164	—
Other adjustments, net	103	1,316
Changes in operating assets and liabilities:
Accounts receivable	(27,279)	(4,783)
Prepaid expenses and other assets	(4,261)	1,552
Operating lease liabilities	(32,891)	(34,284)
Accounts payable, accrued liabilities and other liabilities	15,219	23,181
Net cash provided by operating activities	167,735	128,385
Investing Activities
Sales and maturities of marketable securities — available-for-sale	—	290,395
Purchases of marketable securities — held-to-maturity	—	(87,438)
Maturities of marketable securities — held-to-maturity	—	93,200
Purchases of property, equipment and software	(21,600)	(24,072)
Other investing activities	341	329
Net cash (used in) provided by investing activities	(21,259)	272,414
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	16,807	11,620
Taxes paid related to the net share settlement of equity awards	(49,180)	(12,557)
Repurchases of common stock	(177,832)	—
Other financing activities	—	(433)
Net cash used in financing activities	(210,205)	(1,370)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(137)	(132)
Change in cash, cash equivalents and restricted cash	(63,866)	399,297
Cash, cash equivalents and restricted cash — Beginning of period	596,540	192,318
Cash, cash equivalents and restricted cash — End of period	$532,674	$591,615
Supplemental Disclosures of Other Cash Flow Information
(Refund received) cash paid for income taxes, net	$(349)	$109
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$2,336	$2,168
Tax liabilities related to equity awards included in accounts payable and accrued liabilities	$23	$—
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$11,712	$11,833
Repurchases of common stock recorded in accounts payable and accrued liabilities	$2,130	$—

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
In early March 2020, COVID-19 was declared a global pandemic by the World Health Organization. Governments around the world, including in the United States, have implemented extensive measures in an effort to control the spread of COVID-19, including travel restrictions, limitations on business activity, quarantines and shelter-in-place orders. Due to the COVID-19 pandemic — including existing variants and any possible future variants — and the uncertainty of the extent of the impacts, certain estimates and assumptions have required and may continue to require increased judgment and carry a higher degree of variability and volatility than they did prior to the pandemic. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash	$51,274	$85,750
Cash equivalents	480,346	510,125
Total cash and cash equivalents	$531,620	$595,875
Restricted cash	1,054	665
Total cash, cash equivalents and restricted cash	$532,674	$596,540
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$480,346	$—	$—	$480,346	$510,125	$—	$—	$510,125
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,933	—	10,933
Total cash equivalents and other investments	$480,346	$10,000	$—	$490,346	$510,125	$10,933	$—	$521,058

The certificates of deposit are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
The Company's long- and indefinite-lived assets, such as property, equipment and software, goodwill and other intangible assets, are measured at fair value on a non-recurring basis if the assets are determined to be impaired. The Company recognized an impairment charge related to right-of-use ("ROU") assets and leasehold improvements associated with certain of its operating leases that it subleased during the nine months ended September 30, 2021. See Note 8, "Leases," for further details. The Company estimated the fair value of these assets as of the effective dates of the agreements using an income approach based on expected future cash flows from the subleased properties, which relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to its present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.
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
As of September 30, 2021 and December 31, 2020, the Company did not have any marketable securities and a majority of the Company's investments were in highly liquid money market funds.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$13,866	$10,438
Certificates of deposit	10,000	10,930
Other current assets	5,777	7,082
Total prepaid expenses and other current assets	$29,643	$28,450
Prepaid expenses included $0.7 million of capitalized implementation costs incurred related to cloud computing arrangements that are service contracts. The Company recorded an immaterial amount of amortization expense during the three and nine months ended September 30, 2021 related to these capitalized implementation costs. As of September 30, 2021, other current assets primarily consisted of deferred costs related to unsettled share repurchases, non-trade receivables and short term deposits.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Capitalized website and internal-use software development costs	$195,713	$171,831
Leasehold improvements(1)	68,056	88,687
Computer equipment	49,261	46,581
Furniture and fixtures	12,590	18,339
Telecommunication	4,967	4,951
Software	1,727	1,717
Total	332,314	332,106
Less accumulated depreciation	(239,885)	(230,388)
Property, equipment and software, net	$92,429	$101,718
(1) The cost basis was reduced to reflect an impairment of $2.7 million recorded during the nine months ended September 30, 2021. For more information, see Note 8, "Leases."
Depreciation expense was $11.9 million for each of the three months ended September 30, 2021 and 2020, and $36.4 million and $35.6 million for the nine months ended September 30, 2021 and 2020, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses, and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2021 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value.
The changes in carrying amount of goodwill during the nine months ended September 30, 2021 were as follows (in thousands):

Balance as of December 31, 2020	$109,261
Effect of currency translation	(2,761)
Balance as of September 30, 2021	$106,500

Intangible assets that were not fully amortized as of September 30, 2021 and December 31, 2020 consisted of the following (dollars in thousands):

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(4,543)	$5,375	7.3	years
Developed technology	7,709	(7,149)	560	0.5	years
Licensing agreements	6,129	(699)	5,430	8.4	years
Domains and data licenses	2,869	(2,850)	19	1.8	years
Total	$26,625	$(15,241)	$11,384

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(3,814)	$6,104	7.8	years
Developed technology	7,709	(6,238)	1,471	1.2	years
Licensing agreements	6,129	(215)	5,914	9.2	years
Domain and data licenses	2,869	(2,837)	32	2.2	years
Total	$26,625	$(13,104)	$13,521
Amortization expense was $0.7 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, estimated future amortization expenses were as follows (in thousands):

Remainder of 2021	$711
2022	1,676
2023	1,359
2024	1,353
2025	1,353
2026	1,353
Thereafter	3,579
Total amortization	$11,384
8. LEASES
The components of lease cost, net for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$12,323	$13,714	$38,717	$41,512
Short-term lease cost (12 months or less)	133	369	406	1,070
Sublease income	(2,308)	(1,954)	(5,714)	(5,868)
Total lease cost, net	$10,148	$12,129	$33,409	$36,714

The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,274	$44,181
As of September 30, 2021, maturities of lease liabilities were as follows (in thousands):

Remainder of 2021	$11,704
2022	49,416
2023	46,550
2024	43,811
2025	23,272
2026	8,340
Thereafter	21,437
Total minimum lease payments	204,530
Less imputed interest	(26,474)
Present value of lease liabilities	$178,056
As of September 30, 2021 and December 31, 2020, the weighted-average remaining lease terms and weighted-average discount rates were as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years) — operating leases	4.8	5.1
Weighted-average discount rate — operating leases	5.8%	6.0%
During the nine months ended September 30, 2021, the Company entered into sublease agreements for portions of its office space in San Francisco and New York. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the subleases in accordance with Accounting Standards Codification Topic 360, "Property, Plant, and Equipment" because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the future undiscounted cash flows under the sublease agreements to the carrying amounts of the respective ROU assets and leasehold improvements and determined that an impairment existed.
The Company compared the carrying values of the impacted assets to the fair values to determine the impairment amount. The Company recognized an impairment charge of $11.2 million during the nine months ended September 30, 2021, which is included in general and administrative expenses on its condensed consolidated statement of operations, and reduced the carrying amount of the ROU assets and leasehold improvements by $8.5 million and $2.7 million, respectively. For more information on the fair values of the ROU assets and leasehold improvements used in the impairment analysis, see Note 3, "Fair Value Measurements."
In September 2021, the Company entered into a lease agreement for new office space in San Francisco, the term of which commenced on October 1, 2021 and is expected to expire in 2030. The Company will classify this as an operating lease and, as of September 30, 2021, expected to make aggregate rent payments of approximately $29.5 million over the life of the lease.

9. OTHER NON-CURRENT ASSETS
Other non-current assets as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred tax assets	$37,636	$31,163
Deferred contract costs	16,385	14,522
Other non-current assets	5,816	3,163
Total other non-current assets	$59,837	$48,848
Deferred contract costs as of September 30, 2021 and December 31, 2020, and changes in deferred contract costs during the nine months ended September 30, 2021, were as follows (in thousands):

Nine Months Ended September 30, 2021
Balance, beginning of period	$14,522
Add: costs deferred on new contracts	12,499
Less: amortization recorded in sales and marketing expenses	(10,636)
Balance, end of period	$16,385
10. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$11,559	$7,686
Add: provision for doubtful accounts	9,834	26,802
Less: write-offs, net of recoveries	(13,519)	(23,172)
Balance, end of period	$7,874	$11,316
The net decrease in the allowance for doubtful accounts in the nine months ended September 30, 2021 was primarily a result of a reduction in expected customer delinquencies compared to September 30, 2020, as collection rates continued to improve. The net increase in the allowance for doubtful accounts in the nine months ended September 30, 2020 primarily related to an anticipated increase in customer delinquencies due to the COVID-19 pandemic. In calculating the allowance for doubtful accounts as of September 30, 2021 and 2020, the Company considered expectations of probable credit losses, including probable credit losses associated with the COVID-19 pandemic, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The changes in deferred revenue during the nine months ended September 30, 2021 were as follows (in thousands):

Nine Months Ended September 30, 2021
Balance, beginning of period	$4,109
Less: recognition of deferred revenue from beginning balance	(3,065)
Add: net increase in current period contract liabilities	3,455
Balance, end of period	$4,499
The majority of the deferred revenue balance as of September 30, 2021 is expected to be recognized as revenue in the subsequent three-month period ending December 31, 2021. No other contract assets or liabilities were recorded on the Company's condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable	$17,815	$8,853
Employee-related liabilities	60,118	57,684
Accrued sales and marketing expenses	5,751	2,137
Accrued cost of revenue	9,273	8,269
Other accrued liabilities	13,451	10,817
Total accounts payable and accrued liabilities	$106,408	$87,760
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers. The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Exchange Act by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On August 2, 2018, the Company and the other defendants filed a motion to dismiss the amended complaint, which the court granted in part and denied in part on November 27, 2018. On October 22, 2019, the Court approved a stipulation to certify a class in this action and subsequently set a trial date of February 7, 2022. The case remains pending. The Company is unable to reasonably estimate either the probability of incurring a loss or an estimated range of such loss, if any, from the lawsuit.
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

Revolving Credit Facility—The Company is a party to a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), which provides for a three-year, $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. As of September 30, 2021, the Company had $21.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $53.5 million remained available under the revolving credit facility as of this date. The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of September 30, 2021. For additional information on the terms of the Credit Agreement, including fees payable by the Company, financial covenants, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated:

	September 30, 2021		December 31, 2020
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000,000	73,651,980	200,000,000	75,371,368
Undesignated preferred stock	10,000,000	—	10,000,000	—
Stock Repurchase Program
In July 2017, the Company’s board of directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $200.0 million of its outstanding common stock. The Company's board of directors authorized the Company to repurchase up to an additional $250.0 million of its outstanding common stock in each of November 2018, February 2019, January 2020 and August 2021, bringing the total amount of authorized repurchases to $1.2 billion as of September 30, 2021, $316.8 million of which remained available as of September 30, 2021. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
During the nine months ended September 30, 2021, the Company repurchased on the open market 4,687,066 shares for an aggregate purchase price of $177.8 million and retired 4,680,484 shares. As of September 30, 2021, the Company had a treasury stock balance of 105,600 shares, which were excluded from its outstanding share count as of such date and subsequently retired in October 2021.
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

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	4,622,828	$29.89	4.7	$30,451
Granted	80,000	39.17
Exercised	(633,549)	12.84
Canceled	(52,729)	47.86
Outstanding at September 30, 2021	4,016,550	$32.53	4.6	$28,236
Options vested and exercisable at September 30, 2021	3,619,770	$32.13	4.3	$27,406
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $1.4 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $13.2 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.
There were no options granted during the three months ended September 30, 2021. The weighted-average grant date fair value of options granted during the three months ended September 30, 2020 was $7.61 per share. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 were $18.55 and $9.69 per share, respectively.
As of September 30, 2021, total unrecognized compensation costs related to nonvested stock options were approximately $6.1 million, which the Company expects to recognize over a weighted-average time period of 1.9 years.
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
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the following year. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of September 30, 2021 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the three and nine months ended September 30, 2021 for the PRSUs that it expected to vest.

As the PRSU activity during the nine months ended September 30, 2021 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2020	9,757,787	$29.22
Granted	6,099,102	36.39
Vested(1)	(3,385,410)	31.97
Canceled	(1,832,358)	31.60
Nonvested at September 30, 2021	10,639,121	$32.04
(1) Includes 1,312,312 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the nine months ended September 30, 2021 and 2020 was $127.7 million and $64.1 million, respectively. As of September 30, 2021, the Company had approximately $324.4 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.7 years.
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
There were no shares purchased by employees under the ESPP in the three months ended September 30, 2021 or 2020. There were 254,449 shares purchased by employees under the ESPP at a weighted-average price of $34.09 in the nine months ended September 30, 2021. There were 433,697 shares purchased by employees under the ESPP at a weighted-average price of $18.48 in the nine months ended September 30, 2020. The Company recognized stock-based compensation expense related to the ESPP of $0.8 million and $0.6 million in the three months ended September 30, 2021 and 2020, respectively, and $2.3 million and $1.9 million in the nine months ended September 30, 2021 and 2020, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,071	$849	$3,273	$2,835
Sales and marketing	7,794	7,196	24,632	22,194
Product development	20,380	15,551	61,807	50,133
General and administrative	7,197	6,659	26,834	17,428
Total stock-based compensation recorded to loss before income taxes	36,442	30,255	116,546	92,590
(Benefit from) provision for income taxes	(8,529)	378	(28,095)	(23,831)
Total stock-based compensation recorded to net income (loss)	$27,913	$30,633	$88,451	$68,759
The Company capitalized $2.9 million and $2.6 million of stock-based compensation expense as website development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended September 30, 2021 and 2020, respectively, and $8.5 million and $7.1 million in the nine months ended September 30, 2021 and 2020, respectively.

14. OTHER INCOME, NET
Other income, net for the three and nine months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest (expense) income, net	$(31)	$7	$(83)	$2,304
Transaction (loss) gain on foreign exchange, net	(32)	28	237	(32)
Other non-operating income, net	394	364	1,424	1,005
Other income, net	$331	$399	$1,578	$3,277
15. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The benefit from income taxes for the nine months ended September 30, 2021 was $3.0 million, which was due to $2.7 million of U.S. federal, state and foreign income tax provision, offset by $5.7 million of net discrete tax benefit primarily related to stock-based compensation. The benefit from income taxes for the nine months ended September 30, 2020 was $9.5 million, which was due to $17.1 million of U.S. federal, state and foreign income tax benefit, partially offset by $7.6 million of net discrete tax expense.
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
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items ("Ordinary" income), for the reporting period. For the three and nine months ended September 30, 2021, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by non-deductible expenses. For the three and nine months ended September 30, 2020, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by non-deductible expenses.
As of September 30, 2021, the total amount of gross unrecognized tax benefits was $55.9 million, $23.4 million of which was subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three and nine months ended September 30, 2021, the Company recorded an immaterial amount of interest and penalties.
As of September 30, 2021, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $8.1 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2015 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 30, 2021, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by $6.2 million over the next 12 months.

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
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net income (loss) per share:
Net income (loss)	$18,065	$(1,020)	$16,481	$(40,513)
Shares used in computation:
Weighted-average common shares outstanding	73,904	73,514	74,647	72,495
Basic net income (loss) per share attributable to common stockholders	$0.24	$(0.01)	$0.22	$(0.56)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Diluted net income (loss) per share:
Net income (loss)	$18,065	$(1,020)	$16,481	$(40,513)
Shares used in computation:
Weighted-average common shares outstanding	73,904	73,514	74,647	72,495
Stock options	769	—	808	—
RSUs	2,631	—	3,510	—
ESPP	118	—	42	—
Number of shares used in diluted calculation	77,422	73,514	79,007	72,495
Diluted net income (loss) per share attributable to common stockholders	$0.23	$(0.01)	$0.21	$(0.56)
The following stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	1,562	5,889	1,539	5,889
RSUs	275	7,248	45	7,248
ESPP	—	228	—	228
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
Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue by product:
Advertising revenue by category:
Services	$157,319	$133,467	$450,528	$376,132
Restaurants, Retail & Other	99,511	77,700	273,250	237,361
Advertising	256,830	211,167	723,778	613,493
Transactions	3,001	4,412	10,330	11,019
Other	9,324	5,228	24,331	15,226
Total net revenue	$269,155	$220,807	$758,439	$639,738
During the three and nine months ended September 30, 2021 and 2020, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which revenue is recognized, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
The Company offered a number of relief incentives to advertising and other revenue customers most impacted by the COVID-19 pandemic totaling $0.3 million and $2.9 million during the three months ended September 30, 2021 and 2020, respectively, and $3.2 million and $20.8 million during the nine months ended September 30, 2021 and 2020, respectively. These incentives were primarily in the form of waived advertising fees and waived subscription fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the three and nine months ended September 30, 2021 and 2020 accordingly. During the nine months ended September 30, 2020, the Company also paused certain advertising campaigns that were scheduled to run from April to May 2020 and offered certain free advertising products during those months with a total value of $14.5 million. All paused advertising campaigns that were not canceled by customers resumed by the end of May 2020.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$266,913	$218,563	$751,862	$632,360
All other countries	2,242	2,244	6,577	7,378
Total net revenue	$269,155	$220,807	$758,439	$639,738

Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
United States	$87,877	$97,548
All other countries	4,552	4,170
Total long-lived assets	$92,429	$101,718
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
The Company did not incur any restructuring costs for the three months ended September 30, 2021 and incurred an immaterial amount of restructuring costs for the nine months ended September 30, 2021. The Company incurred $0.5 million and $3.8 million in restructuring costs during the three and nine months ended September 30, 2020, respectively, in connection with terminations under the Restructuring Plan, which represent expenditures for severance, payroll taxes and related benefits costs. These costs were recorded as restructuring expenses on the Company's condensed consolidated statements of operations. The Company does not expect to incur any additional restructuring costs related to the Restructuring Plan.

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click ("CPC") basis. In the three months ended September 30, 2021, our net revenue was $269.2 million, up 22% from the three months ended September 30, 2020, and we recorded net income of $18.1 million and adjusted EBITDA of $70.7 million. In the nine months ended September 30, 2021, our net revenue was $758.4 million, which represented an increase of 19% from the nine months ended September 30, 2020, and we recorded net income of $16.5 million and adjusted EBITDA of $178.2 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income (loss), see "Non-GAAP Financial Measures" below.
As a result of our investments in product, marketing and our Multi-location sales team, we made further progress on our revenue growth initiatives in the third quarter of 2021:
•Improve monetization of our Services categories. We continued to differentiate the product experience for businesses and consumers in our Services categories in the third quarter. In addition to adding custom search filters to better match consumers with the right Services businesses for their projects, we launched Yelp Project Cost Guides based on data from Request-A-Quote to help consumers make informed decisions when hiring a service professional. We also rolled out a new ad format, Themed Ads, which enables advertisers to highlight their ads in a carousel above search results based on attributes that make their businesses unique, such as "fast responding." These efforts contributed to advertising revenue from our Services categories increasing 18% compared to the third quarter of 2020 and 17% compared to the third quarter of 2019.
•Expand our Self-serve and Multi-location sales channels. Advertising revenue from our Self-serve channel increased by more than 45% year over year in the third quarter, as marketing investments such as improvements to our ads purchase flow and business owner platform helped increase the retention rate for non-term advertiser budgets. Advertising revenue from Multi-location customers increased by more than 30% compared to the third quarter of 2020 and by nearly 10% from the second quarter of 2021 due to continued strong interest in recently launched products, such as Yelp Audiences, and improvements to established products, such as Spotlight Ads.
•Deliver more value to advertisers. Increasing our value proposition to advertisers by delivering more ad clicks at a lower average price is an important part of our strategy to drive long-term growth and has been a focus of our product investment in recent years. In the third quarter, improvements to our ad system and matching technology, as well as front-end merchandising, drove a 28% year-over-year increase in ad clicks and a 1% year-over-year decrease in average CPC.
Our consistent execution and more strategic initiatives drove a 22% year-over-year increase in net revenue in the third quarter, equal to our record quarterly performance, despite revenue from our Restaurants, Retail & Other categories remaining below pre-pandemic levels due to COVID-19 surges and nationwide labor and supply chain issues. As a result of the structural improvements to our business and continued expense management, our strong revenue performance in the third quarter benefited our bottom line: we delivered net income margin of 7% and adjusted EBITDA margin of 26%. We plan to further invest in our growth initiatives in the remainder of the year.

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
The following table presents year-over-year changes in our ad clicks for the periods indicated (expressed as a percentage):

	Three Months Ended September 30,
	2021	2020
Ad Clicks	28%	(25)%
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
The following table presents year-over-year changes in our average CPC for the periods indicated (expressed as a percentage):

	Three Months Ended September 30,
	2021	2020
Average CPC	(1)%	5%
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

The following table presents our advertising revenue by category for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Services	$157,319	$133,467	18%	$450,528	$376,132	20%
Restaurants, Retail & Other	99,511	77,700	28%	273,250	237,361	15%
Total Advertising Revenue	$256,830	$211,167	22%	$723,778	$613,493	18%
Paying Advertising Locations By Category
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period.
The following table presents the number of paying advertising locations by category during the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		% Change
	2021	2020
Services	231	218	6%
Restaurants, Retail & Other	304	289	5%
Total Paying Advertising Locations	535	507	6%
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from those estimates. Due to the COVID-19 pandemic — including existing variants and any possible future variants — and the uncertainty regarding the extent and duration of its impacts, certain estimates and assumptions have required and may continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change(1)	2021	2020	$ Change	% Change(1)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$157,319	$133,467	$23,852	18%	$450,528	$376,132	$74,396	20%
Restaurants, Retail & Other	99,511	77,700	21,811	28%	273,250	237,361	35,889	15%
Advertising	256,830	211,167	45,663	22%	723,778	613,493	110,285	18%
Transactions	3,001	4,412	(1,411)	(32)%	10,330	11,019	(689)	(6)%
Other	9,324	5,228	4,096	78%	24,331	15,226	9,105	60%
Total net revenue	269,155	220,807	48,348	22%	758,439	639,738	118,701	19%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	21,185	13,193	7,992	61%	54,052	41,865	12,187	29%
Sales and marketing	114,295	101,301	12,994	13%	340,845	334,887	5,958	2%
Product development	69,402	53,022	16,380	31%	206,089	174,104	31,985	18%
General and administrative	30,001	30,887	(886)	(3)%	106,957	100,825	6,132	6%
Depreciation and amortization	12,627	12,544	83	1%	38,543	37,484	1,059	3%
Restructuring	—	535	(535)	(100)%	32	3,847	(3,815)	(99)%
Total costs and expenses	247,510	211,482	36,028	17%	746,518	693,012	53,506	8%
Income (loss) from operations	21,645	9,325	12,320	132%	11,921	(53,274)	65,195	(122)%
Other income, net	331	399	(68)	(17)%	1,578	3,277	(1,699)	(52)%
Income (loss) before income taxes	21,976	9,724	12,252	126%	13,499	(49,997)	63,496	(127)%
Provision for (benefit from) income taxes	3,911	10,744	(6,833)	(64)%	(2,982)	(9,484)	6,502	(69)%
Net income (loss)	$18,065	$(1,020)	$19,085	NM(2)	$16,481	$(40,513)	$56,994	(141)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Percentage change is not meaningful.
Three and Nine Months Ended September 30, 2021 and 2020
Net Revenue
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
Advertising revenue for the three and nine months ended September 30, 2021 increased compared to the prior-year periods. Revenue from businesses in our Services categories, particularly Home Services businesses, increased due to an increase in paying advertising locations, higher customer spend and an improved retention rate of non-term advertisers' budgets. Although recovery in our Restaurants, Retail & Other categories slowed in the third quarter due to the spread of the COVID-19 delta variant and ongoing labor and supply chain issues nationwide, businesses in these categories were able to operate at a greater capacity than in the year-ago periods. As a result, revenue from Restaurants, Retail & Other businesses increased year over year in both periods due to improved retention rates for non-term advertisers' budgets and higher customer spend. An increase in paying advertising locations also contributed to the increase in the three months ended September 30, 2021, while our phase out of relief incentives beginning in the third quarter of 2020 also contributed to the increase in the nine months ended September 30, 2021.

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
Transactions revenue for the three months ended September 30, 2021 decreased compared to the prior-year period primarily due to a lower volume of food takeout and delivery orders as restaurants' dine-in capacity was greater than in the three months ended September 30, 2020. Transactions revenue for the nine months ended September 30, 2021 decreased compared to the prior-year period primarily due to a reduction in the per-order transaction fee that we receive from Grubhub, which took effect in October 2020. This decrease was partially offset by a higher volume of food takeout and delivery orders during the nine months ended September 30, 2021, primarily reflecting a significant year-over-year increase in food orders during the three months ended March 31, 2021, when the COVID-19 pandemic continued to drastically limit the dine-in operations of many restaurants.
Other. We generate revenue through our subscription services, including our Yelp Reservations and Yelp Waitlist products. We also generate revenue through our Yelp Knowledge and Yelp Fusion programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue for the three and nine months ended September 30, 2021 increased compared to the prior-year periods primarily reflecting substantially lower COVID-19 relief incentives — mainly in the form of waived subscription fees — for customers in the current-year periods. The year-over-year increases also reflected increased revenue from our Yelp Fusion program, which we introduced in May 2020.
Trends and Uncertainties of Net Revenue. Net revenue increased in the three months ended September 30, 2021 from the three months ended June 30, 2021 due to increased advertiser demand, as well as from the three months ended September 30, 2020, reflecting recovery from the impact of the COVID-19 pandemic and progress on our strategic initiatives. Net revenue also increased compared to the three months ended September 30, 2019, particularly revenue from Services categories, which increased by 17% over that period. While our business proved to be resilient and the macro impact of COVID-19 surges was less severe than in previous waves, paying advertising locations decreased in August and September compared to July as some Multi-location advertisers in our Restaurants, Retail & Other categories paused their spend. As a result of these trends, continued macro uncertainty related to the COVID-19 pandemic and seasonality in our Services categories, we anticipate net revenue in the three months ending December 31, 2021 will remain relatively consistent with the third quarter of 2021.
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
Cost of revenue for the three and nine months ended September 30, 2021 increased compared to the prior-year periods, primarily due to:
•increases in advertising fulfillment costs of $3.5 million and $5.9 million, respectively, driven by expanded efforts to syndicate advertising budgets on third-party sites;
•increases in website infrastructure expense of $3.1 million and $4.5 million, respectively, as a result of higher traffic; and
•increases in merchant credit card fees of $1.0 million and $1.7 million, respectively, due to a higher volume of transactions associated with the increases in advertising revenue.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses for the three months ended September 30, 2021 increased compared to the prior-year period due to:
•an increase in marketing and advertising costs of $9.7 million, reflecting our investment in targeted business owner acquisition and regional consumer campaigns; and

•an increase of $4.4 million in employee costs due to higher sales headcount as compared with the prior-year period, reflecting the completion of the staggered return of employees who had been furloughed under the restructuring plan we announced on April 9, 2020 ("Restructuring Plan"), which began in August 2020, and increased hiring efforts that began in the second half of 2020.
These increases were partially offset by a decrease in allocated workplace operating costs of $1.2 million due to reductions in our amount of leased office space, which began in the first quarter of 2021.
Sales and marketing expenses for the nine months ended September 30, 2021 increased compared to the prior-year period due to an increase in marketing and advertising costs of $28.0 million, reflecting our investment in targeted business owner acquisition and regional consumer campaigns. This increase was partially offset by:
•a decrease of $16.0 million in employee costs, which was primarily due to lower sales headcount following the terminations associated with the Restructuring Plan, which took place during the prior-year period; and
•a decrease in allocated workplace operating costs of $6.1 million as a result of our office closures, which began at the end of the first quarter 2020, and the reduction of our leased office space in 2021.
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
Product development expenses for the three and nine months ended September 30, 2021 increased compared to the prior-year periods due to increases in employee costs of $15.8 million and $30.1 million, respectively, primarily reflecting lower costs in the prior-year periods due to the reduced-hour work weeks implemented in the second quarter of 2020 under the Restructuring Plan, which remained in place for a portion of the three months ended September 30, 2020. The increases in employee costs also reflected higher stock-based compensation expenses and increases in headcount during the three and nine months ended September 30, 2021.
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
General and administrative expenses for the three months ended September 30, 2021 decreased compared to the prior-year period due to a decrease of $2.3 million in our provision for doubtful accounts, reflecting continued improvement in our collection rates and a release of a portion of our COVID-19-related bad debt reserves following a decline in the rate of customer delinquencies. This decrease was partially offset by an increase in employee costs of $0.8 million, primarily the result of higher headcount.
General and administrative expenses for the nine months ended September 30, 2021 increased compared to the prior-year period due to:
•an increase of $11.6 million in employee costs, which was primarily the result of our determination that the performance conditions for certain performance-based restricted stock units had either been met or were expected to be met and, to a lesser extent, an increase in headcount; and
•an impairment charge of $11.2 million related to the right-of-use assets and leasehold improvements for office space that we subleased during the nine months ended September 30, 2021.
These increases were partially offset by a decrease of $17.0 million in our provision for doubtful accounts due to continued improvement in collection rates and our release of a portion of our COVID-19-related bad debt reserves following a decline in the rate of customer delinquencies.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense for the nine months ended September 30, 2021 increased, primarily due to increases in depreciation associated with capitalized website and internal use software development costs as we invested in new and enhanced products for business owners and consumers.

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
Trends and Uncertainties of Costs and Expenses. A majority of our expenses increased during the three months ended September 30, 2021 compared to the prior-year period, primarily reflecting higher employee costs, as well as higher cost of revenue and marketing costs. We expect costs and expenses to further increase in the three months ending December 31, 2021 as we plan to further increase our strategic investments and work toward catching up on sales hiring in the fourth quarter.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and previously held marketable securities, the portion of our sublease income in excess of our lease cost, amortization of debt issuance costs, credit facility fees and foreign exchange gains and losses.
Other income, net for the nine months ended September 30, 2021 decreased compared to the prior-year period, primarily driven by lower interest income as a result of the change in our investment strategy in the first quarter of 2020 to reduce our holdings of marketable securities in favor of holdings that are more liquid, mainly money market funds, which offer lower interest rates. For more information on this change, see Note 4, "Marketable Securities," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes; and the realization of net operating loss carryforwards.
The decrease in benefit from income taxes for the nine months ended September 30, 2021 compared to the prior-year period was primarily due to an increase in year-to-date pre-tax income in 2021. The decrease in the provision for income taxes for the three months ended September 30, 2021 compared to the prior-year period was primarily due to a greater amount of excess tax benefits from stock-based compensation in the current-year period. This decrease offset the increase in the provision from higher pre-tax income. The provision for income taxes in the prior-year period also reflected the impact of not recognizing any net operating loss carryback benefits allowed under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as a result of a decrease in pre-tax losses in 2020. The CARES Act, which was enacted on March 27, 2020 in response to the COVID-19 pandemic, allowed for net operating losses incurred in 2018, 2019 and 2020 to be carried back to tax years with a 35.0% tax rate. See Note 15, "Income Taxes," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
As of December 31, 2020, we had approximately $31.2 million in net deferred tax assets ("DTAs"). As of September 30, 2021, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
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
The following is a reconciliation of net income (loss) to adjusted EBITDA, as well as the calculation of net income (loss) margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$18,065	$(1,020)	$16,481	$(40,513)
Provision for (benefit from) income taxes	3,911	10,744	(2,982)	(9,484)
Other income, net	(331)	(399)	(1,578)	(3,277)
Depreciation and amortization	12,627	12,544	38,543	37,484
Stock-based compensation	36,442	30,255	116,546	92,590
Restructuring	—	535	32	3,847
Asset impairment(1)	—	—	11,164	—
Adjusted EBITDA	$70,714	$52,659	$178,206	$80,647

Net revenue	$269,155	$220,807	$758,439	$639,738
Net income (loss) margin	7%	—%	2%	(6)%
Adjusted EBITDA margin	26%	24%	23%	13%
(1) Recorded within general and administrative expenses on our Condensed Consolidated Statements of Operations.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $531.6 million, which consisted of cash and money market funds. Our cash held internationally as of September 30, 2021 was $9.3 million.

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
We continue to hold the majority of our investments in highly liquid money market funds following the liquidation of our portfolio of marketable securities in the first half of 2020, which we undertook as a result of our change in investment strategy to preserve liquidity in response to the COVID-19 pandemic. Our remaining investments that were not held in money market funds as of September 30, 2021 were held in certificates of deposit. See Note 4, "Marketable Securities," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further details about the liquidation of our portfolio of marketable securities.
We have the ability to access backup liquidity to fund working capital and for other capital requirements, as needed, through a three-year, $75.0 million senior unsecured revolving credit facility (including a $25.0 million letter of credit sub-limit) as part of our Credit Agreement with Wells Fargo Bank, National Association which we entered into in May 2020 (the "Credit Agreement"). As of September 30, 2021, we had $21.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $53.5 million remained available under the revolving credit facility as of that date. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to the onset of the COVID-19 pandemic. As of September 30, 2021, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement. For more information about the terms of the Credit Agreement, including financial covenants, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" included under Part I, Item 1A in our Annual Report and elsewhere in this Quarterly Report. We believe that, as a result of the steps we have taken in response to the COVID-19 pandemic, our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our material cash commitments, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; and purchases of property, equipment and software and website hosting services for at least the next 12 months. However, this estimate is based on a number of assumptions that may prove to be materially different and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings in the next 12 months to respond to business challenges associated with the COVID-19 pandemic or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies. The cost of capital associated with any additional funds sought in the future might be adversely impacted by the extent and duration of the impact of the COVID-19 pandemic on our business.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$167,735	$128,385
Net cash (used in) provided by investing activities	$(21,259)	$272,414
Net cash used in financing activities	$(210,205)	$(1,370)
Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2021 increased compared to the prior-year period primarily as a result of an increase in cash inflows from customers due to higher revenue, partially offset by an increase in cash outflows due to the timing of payment of payroll taxes.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2021 primarily reflects purchases of property, equipment and software. Net cash provided by investing activities during the prior-year period primarily reflects the sale of our marketable securities portfolio following the change in our investment strategy to preserve liquidity.
Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2021 increased compared to the prior-year period primarily due to repurchases of common stock pursuant to our stock repurchase program and, to a lesser extent, an increase in the amount of taxes paid in connection with the settlement of employee tax liabilities upon the vesting of restricted stock units ("RSUs"). The increase in taxes paid primarily resulted from our use of the net share withholding method of settling employee tax liabilities for RSUs in the current year, compared to the sell-to-cover method, which we used during a portion of the year-ago period. Increases in both the number of shares released upon the vesting of RSUs and the average stock price upon release in 2021 also contributed to this increase in taxes paid.
Stock Repurchase Program
As of September 30, 2021, our board of directors had authorized us to repurchase up to an aggregate of $1.2 billion of our outstanding common stock since it initially authorized our stock repurchase program in July 2017. As of October 29, 2021, approximately $295.4 million remained available for stock repurchases under these authorizations.
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
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. During the nine months ended September 30, 2021, we repurchased on the open market 4,687,066 shares for an aggregate purchase price of $177.8 million. We did not repurchase any shares during the nine months ended September 30, 2020.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risks factors set forth in the section titled "Risk Factors" included under Part I, Item 1A of our Annual Report, which describes various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. You should carefully consider the risks and uncertainties described in the Annual Report and below before making an investment decision.

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
It is possible that third-party providers and strategic partners may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to certain of our partners, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, we rely on the integration of our content into Apple Maps to drive a significant amount of traffic to our website and downloads of our application. If Apple were to offer products competitive with ours, such as local business reviews, our relationship with Apple would be negatively impacted and our longstanding partnership may be difficult to maintain as a result; if our partnership with Apple ended, we would be required to increase our marketing spend to drive traffic and downloads from alternate sources, which would adversely affect our financial results. Similarly, our entry into the online reservations space with our acquisition of SeatMe, Inc. in 2013 put us in competition with OpenTable, which led to the end of our partnership with OpenTable in 2015. If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or similar services. As in the case of the expiration or termination of any of our agreements with third-party providers, transitioning from one partner or provider to another could subject us to operational delays and inefficiencies and we may not be able to replace the services provided to us in a timely manner or on terms that are favorable to us, if at all.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended September 30, 2021 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 – July 31, 2021	842	$38.61	842	$97,938
August 1 – August 31, 2021	242	$38.30	242	$338,660
September 1 – September 30, 2021	583	$37.54	583	$316,761
(1)    Between July 2017 and September 2021, our board of directors authorized us to repurchase up to $1.2 billion of our outstanding common stock, $295.4 million of which remained available as of October 29, 2021. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report.
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

YELP INC.
Date:	November 5, 2021	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)