Form 10-K
period 2021-12-31
YELP INC
filed 2022-02-28
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-35444

YELP INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-1854266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Mission Street, 10th Floor
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,538,873,385 as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange LLC reported for June 30, 2020. Excludes an aggregate of 11,054,537 shares of the registrant’s common stock held by officers, directors, affiliated stockholders and The Yelp Foundation as of June 30, 2021. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2021, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2021. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 18, 2022, there were 71,104,767 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2021 ANNUAL REPORT ON FORM 10-K
TABLE OF
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
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from subscription products or our business owner products.
While our metrics are based on what we believe to be reasonable calculations, there are inherent challenges in measuring usage across our large user base. Certain of our performance metrics, including the number of unique devices accessing our mobile app, ad clicks, average cost-per-click (“CPC”) and active claimed local business locations, are tracked with internal company tools, which are not independently verified by any third party and have a number of limitations. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period. Although we take steps to exclude such activity and, as a result, do not believe it has had a material impact on our reported metrics, our efforts may not successfully account for all such activity.
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
•our use of open source software;
Financial and Tax Matters
•fluctuations in our operating results;
•our significant operating losses and potential inability to maintain profitability;
•real or perceived inaccuracies in our key metrics;
•our credit obligations;
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

iii

PART I

Item 1. Business.
Company Overview
Since Yelp's founding 17 years ago, our mission has remained the same — to connect consumers with great local businesses. Over that time, we have built one of the best-known internet brands in the United States. Consumers trust us for our more than 220 million ratings and reviews of businesses across a broad range of categories. This consumer trust is the foundation of our business, from which we are able to empower other businesses to succeed. Our advertising products help businesses of all sizes reach a large audience, advertise their products and drive conversion of their services. We believe our ability to provide value to both consumers and businesses positions us well in the local, digital advertising market in the United States.
In 2019, we announced an ambitious, multi-year business transformation plan designed to drive and sustain long-term profitable growth through product innovation rather than local sales headcount. Our performance in 2021 — which included record revenue and profitable growth despite a difficult operating environment — demonstrates that the initiatives we began in 2019 successfully transformed Yelp into a stronger, more efficient and product-led business. Through consistent execution and an elevated pace of product innovation, we delivered on our 2021 initiatives to:
Improve Monetization of Our Services Categories
•In 2021, we focused on building increasingly differentiated product experiences for both consumers and businesses in our Services categories — home, local, auto, professional, pets, events, real estate and financial services — as well as increasing monetization in these categories. We launched several new Services products, such as Cost Guides, which help consumers make informed decisions when hiring service professionals, and Themed Ads, which enable advertisers to better compete by highlighting their ads in a carousel on the search results page based on differentiating attributes, such as “fast responding.”
•Products like Cost Guides and Themed Ads, as well as new custom search filters, help better match consumers with the right Services businesses for their projects, increasing the value of leads and driving monetization. In 2021, the percentage of monetized leads in our Services categories — consisting of calls, requests and URL clicks — increased to 25% in 2021 from approximately 20% in 2020 and less than 10% in 2018 (the year before we adopted this initiative). As a result of these efforts, we achieved record average revenue per paying advertising location in Services categories in 2021.
Expand Our Self-Serve and Multi-location Channels
•Through investments in product, our national, mid-market and franchise (“Multi-location”) business, and marketing, we have significantly shifted our go-to-market mix in recent years toward our most efficient channels, allowing us to surpass our 2019 revenue in 2021 with a significantly smaller local sales force. In 2021, our Self-serve channel, together with our more-tenured local sales force, both acquired small and medium-sized businesses (“SMBs”) more efficiently and exhibited a higher retention rate than our pre-pandemic local sales force. Improvements to the claim and ads purchase flows as well as marketing investments drove record Self-serve customer acquisition and strong retention in 2021. As a result, revenue from our Self-serve channel reached a new record in 2021 and increased as a percentage of advertising revenue to 17%, up from 13% in 2020 and 10% in 2019.
•Similarly, developing customer relationships and introducing new Multi-location products resulted in record revenue in 2021 from this channel as well. As our sales team helped these high-value clients navigate the pandemic as well as labor and supply chain headwinds, we introduced products such as Seasonal Spotlight Ads and Sponsored Collections, expanded our first-party attribution solution, Yelp Store Visits, and fully launched our off-platform solution, Yelp Audiences. Yelp Audiences in particular increased our market opportunity by enabling multi-platform brand awareness campaigns and providing non-location based advertisers with access to our audience. As a result of these efforts, Multi-location channel revenue increased as a percentage of total advertising revenue to 27% from 25% in 2020 and 24% in 2019.

Deliver More Value to Advertisers
•In addition to the many new ad formats we launched in 2021, we also delivered more value to advertisers through improvements to our advertising system in the form of both front-end merchandising and user interface enhancements as well as back-end optimizations to improve matching and targeting. Although traffic remained impacted by ongoing concerns related to COVID-19 and its variants, ad clicks increased by 24% and average CPC decreased by 5% from 2020, contributing to a record annual retention rate for non-term advertiser budgets (our “NTC retention rate”).
Reduce Costs by Operating on a Distributed Basis
•In 2021, we announced our decision to remain working on a distributed basis permanently. In addition to the savings from our smaller local sales force and other efficiencies resulting from our growth initiatives, our distributed operations have allowed us to operate with significantly less office space than prior to the pandemic, helping us achieve positive net income and a record annual adjusted EBITDA margin in 2021. We executed a number of office space reductions over the course of 2021, including reducing our office space in Phoenix, relocating our San Francisco and Washington, DC offices to smaller spaces, and subleasing portions of our remaining office space in San Francisco and New York.
Our Long-term Growth Opportunity is Large
We believe we are well positioned in the large and growing local, digital advertising market. The competitive advantages we have established over the past 17 years, together with our structurally more efficient, product-led business model, provide us with the opportunity for consistent, long-term growth in this market. We have:
•A proven engine to generate and recommend trusted content. Our platform provides the type of reliable and useful review content that consumers value, which is the basis for a positive feedback loop in which more content attracts more users, content and advertisers in turn. The breadth and depth of our high-quality content is the result of our significant investments over the past 17 years in developing both communities of contributors as well as providing a great consumer experience that enables and encourages consumers to share their everyday business experiences through reviews, photos and other content. We have also developed industry-leading content moderation practices to maintain the quality and integrity of our content. For example, our recommendation software and other machine learning algorithms are designed to surface the most useful and trustworthy information on our platform for consumers. This technology, together with content moderation by our User Operations team and other consumer protection efforts, helps us detect and mitigate attempts to manipulate ratings and reviews. As of December 31, 2021, approximately 71% of the reviews submitted to our platform were recommended.
•A strong brand and a large consumer audience. Our trusted content has attracted a large, high-intent consumer audience. This large audience of engaged consumers reflects the strength of our brand as the go-to source for reliable local business information as well as our availability across a wide range of platforms and devices. It also provides a compelling value proposition to advertisers. In addition to its size, our audience has high purchase intent and is generally affluent — we estimate that over 50% of our audience has annual household income of more than $100,000.
•A broad-based local advertising platform and sophisticated advertising technology. Our large consumer audience supports a broad-based advertising model with products designed to meet the needs of businesses of all sizes. Our portfolio of products and attribution capabilities leverage first-party data to provide advertising solutions across categories and each stage of the consumer funnel, both on and off platform. These products are backed by a scaled and extensible advertising technology platform. To establish the price of an individual ad click on our platform, we run an auction for each advertising unit displayed to a consumer on our website or mobile app, which resulted in an average of 20 million auctions per day in 2021. The bidding algorithms used in our auction system are designed to prioritize spending advertiser budgets efficiently and maximize ad clicks to optimize the value we deliver to advertisers, while our proprietary ad delivery technology is designed to determine the most relevant ads to display to consumers to drive fulfillment.

Our Growth and Margin Strategy
We believe that the strategic initiatives that have transformed our business continue to provide significant opportunities for growth. At the same time, the significant progress we have achieved has positioned us to expand our focus on the consumer experience. In 2022, we plan to continue elevating the Yelp experience for consumers, business owners and advertisers by focusing our product investments in the areas set forth below. We believe each of these investment priorities represents its own long-term opportunity and together will drive long-term sustainable and profitable growth.
Revenue Growth
•Grow quality leads and monetization of our Services categories. Although we have made significant progress on increasing the percentage of monetized leads in our Services categories in recent years, the substantial majority of leads in these categories remain unmonetized. As a result, we believe that our large and high-intent consumer audience positions us well to capture more of the significant opportunity that the advertising market for Services businesses represents. Because the needs of both consumers and businesses in our Services categories are generally distinct from those in our Restaurants, Retail and Other categories — restaurants, shopping, beauty & fitness, health and other — we continue to believe that differentiating the Services experience on Yelp will allow us to both monetize more of our consumer traffic and convert more Services businesses into advertisers. In 2022, we also plan to explore adjacent opportunities to improve the experience for consumers and Services businesses by improving lead quality as well as the distribution of leads to match more consumers with the right Services businesses.
•Drive sales through our most efficient channels. Through our investments in product, Multi-location sales and marketing, our go-to-market mix has shifted significantly in recent years towards our most efficient sales channels — Self-serve and Multi-location. We plan to build on that progress in 2022 by continuing to explore ways to drive SMBs through our fully digital Self-serve channel, including through marketing and a more streamlined ads purchase flow, new tools to drive business owner engagement and by providing businesses with more control over their ad campaigns. We also plan to further expand our Multi-location product offerings and attribution solutions as well as leverage our strengthened customer relationships to both acquire new multi-location customers and expand our business with existing customers.
•Deliver more value to advertisers. Our performance in recent years has demonstrated that by delivering greater value to advertisers in the form of more ad clicks and tailored product offerings, we can improve customer satisfaction with our products and increase our NTC retention rate. We believe that we can achieve further retention gains through this approach. In 2022, we plan to continue improving the relevance of our ads by introducing new ad formats as well as by driving efficiency through ad system optimizations and improved matching.
•Enhance the consumer experience. Our trusted content fuels our consumer flywheel, bringing more users and businesses to Yelp. In 2022, we plan to invest in a broad set of consumer product and marketing initiatives designed to drive consumer engagement and content contributions. For example, we are working to reduce review contribution friction, convert more users into contributors, and improve the distribution of reviews across categories and geographies, which we believe will increase the percentage of reviewed businesses and thereby attract more consumers and further benefit businesses in turn. We are also investing in product initiatives to further differentiate the experience between categories and increase engagement, as well as bring the consumer experience on our Android app to parity with our iOS app.
Margin Improvement
•Our revenue growth strategies also drive improved profitability. Retention improvements also benefit our margins and, accordingly, we believe our investments designed to improve lead quality and deliver more value to advertisers will also drive margin expansion. We expect that our plans to drive sales through our Self-serve and Multi-location sales channels will also help improve our margins; in addition to being more margin-accretive than Local sales, these channels have historically exhibited better revenue retention characteristics than Local sales. As a result, we expect our Self-serve and Multi-location sales initiatives will continue to help improve our overall revenue retention as revenue from these channels makes up an increasing percentage of our total advertising revenue.
•Reduce expenses through distributed work. We believe that operating on a distributed basis is in the best interests of both Yelp and our employees; it reduces our reliance on the San Francisco Bay Area and provides employees with more flexibility. As we hire into geographies outside of the Bay Area, we believe that we can improve employee retention and a more diverse workforce. We also expect that this will result in our stock-based compensation as a percentage of revenue to trend toward a less dilutive mix over time. In addition, we continue to explore additional opportunities to reduce our real estate footprint.
Our Products and Services
Advertising
We provide a range of free and paid advertising products to businesses of all sizes, including through the products listed below, which provide the ability to deliver targeted search advertising to large local audiences. As in past years, advertising accounted for the vast majority of our revenue during the year ended December 31, 2021, contributing 96% of our revenue, which was fairly consistent with the years ended December 31, 2019 and 2020. We recognize revenue from our business listing and advertising products, including advertising sold by partners, as advertising revenue.

Advertising Products

CPC Search Advertising
We allow businesses to promote themselves as a sponsored search result on our platform, on the Yelp pages of businesses in the same or related categories, and other places on our platform, as well as through the ability to provide competing quotes for consumers using our Request-A-Quote feature. We primarily sell performance-based ads, which our advertising platform matches to individual consumers through auctions priced on a CPC basis. We generate a majority of our advertising revenue from the sale of CPC advertising.

Multi-location Ad Products
We offer a range of ad products designed for multi-location advertisers, including: Showcase Ads, which showcase special offerings with limited-time localized promotions in relevant search results; Spotlight Ads, which highlight special offers and promotions related to holidays or other special events in a carousel directly on the Yelp app home screen; and Yelp Audiences, which extends campaign reach to our high-intent audience both on and off platform. We also offer a first-party attribution solution, Yelp Store Visits.

Business Page Products

Free Online Business Account
Businesses have the ability to create a free online business account and claim the Yelp page for each of their business locations. Once a business has claimed its listing page, it can update its listing information and has the option to purchase premium listing page features.

Upgrade Package
Our most popular product after search ads is our Upgrade Package, which includes our Enhanced Profile, Business Highlights, Yelp Portfolio and Yelp Connect products, each as described below, among other features.

Branded Profile
Our Branded Profile product provides businesses with access to premium features in connection with their Yelp pages, such as the ability to update listing information and select photos or videos to highlight on the page through a slideshow feature.

Enhanced Profile
In addition to providing businesses with the same premium features and support options as our Branded Profile product, our Enhanced Profile product prevents ads from other businesses from appearing on the Yelp pages of our Enhanced Profile customers.

Yelp Verified License
Yelp Verified License is a badge that appears on Yelp business pages as a paid upgrade for certain licensed advertisers, primarily in our home & local services category. The badge indicates that we have verified the business's trade license and confirmed it was in good standing as of a certain date, allowing businesses to distinguish themselves as licensed and helping consumers make safe and confident decisions when selecting businesses for their projects.

Business Highlights	Businesses in eligible categories can pay to highlight up to six attributes that make their business unique, such as "Family Owned" or "Pet Friendly."

Yelp Portfolio	Our Yelp Portfolio product allows businesses to showcase their specialties to prospective customers through a photo collection of projects.

Yelp Connect
Yelp Connect provides advertisers with a channel to market new offerings, such as new menu items, or communicate business updates to customers. Yelp automatically promotes Yelp Connect posts to a business's followers.

Yelp Logo	Yelp Logo provides businesses with the ability to display their logos in high-visibility locations, including prominently at the top of Yelp business pages and in search results.
Transactions
In addition to our advertising products, we also offer features and consumer-interactive tools to facilitate transactions between consumers and the local businesses they find on Yelp. These features are primarily available through partner integrations, the largest of which — by both transaction volume and revenue — is our partnership with Grubhub, which allows consumers to place food orders for pickup and delivery through Yelp. We recognize revenue from these sources on a net basis as transactions revenue.
Other
We generate other revenue through subscription services, licensing payments for access to Yelp data and other non-advertising, non-transaction arrangements.

Yelp Reservations
We provide restaurants, nightlife and certain other venues with the ability to offer online reservations directly from their Yelp business pages through our Yelp Reservations product, which also includes front-of-house management tools.

Yelp Guest Manager
Previously referred to as Yelp Waitlist, Yelp Guest Manager is a subscription-based waitlist management solution that allows consumers to check wait times and join waitlists remotely and businesses to efficiently manage seating and server rotation. Yelp Guest Manager helps simplify restaurants’ front-of-house operations and is available to consumers directly on business pages as well as in-store kiosks.

Yelp Knowledge
Through partnerships with companies such as Sprinklr and Chatmeter, our Yelp Knowledge program offers business owners local analytics and insights through access to our historical data and other proprietary content. Our Yelp Knowledge partners pay us license fees for access to Yelp Knowledge content.

Yelp Fusion	Our Yelp Fusion program enables developers to build products that include our high-quality content and data. We partner with industry leaders like Apple, which makes our content available through Apple Maps and its virtual assistant Siri, as well as several auto manufacturers, including Mercedes-Benz, to make our content available in their in-dash experiences. We offer free access to certain basic information through our publicly available APIs as well as paid access to broader sets of content and data for consumer-facing enterprise use. We typically enter into multi-year license agreements with paying Yelp Fusion customers, with rates determined based on the type and volume of usage.

Other Partnerships	Other non-advertising partner arrangements include content licensing and allowing third-party data providers to update and manage business listing information on behalf of businesses.
Sales
We sell our advertising products directly through our sales force, indirectly through partners and online through our website.
Self-serve Ads. Our Self-serve sales channel allows businesses to purchase and manage their Yelp ads directly from our website or Yelp for Business Owners app. Businesses can purchase sponsored CPC search advertising, Yelp Connect and business page upgrades such as Business Highlights and Yelp Portfolios directly through this channel. The convenience of our Self-serve sales channel has helped us improve revenue retention and reduce our reliance on sales and customer support headcount, and continues to be a strategic priority for us. In 2021, we improved the claim and ads purchase flow as well as our business owner platform to better guide new customers through key actions to help them be successful on Yelp. We plan to invest further in driving business owner engagement and providing businesses with more control over their ad campaigns in 2022 to drive SMB customer acquisition through this channel.

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
Revenue from direct Local sales has historically comprised the largest share of advertising revenue and was driven by growth in Local sales headcount. As we have increased our focus on our more margin-accretive Self-serve and Multi-location channels in recent years, however, we have become less reliant on Local sales headcount to drive growth. We have been able to substantially reduce the size of the Local sales team accordingly, while also retaining our most tenured and successful sales representatives and optimizing their compensation structure. Although Local sales revenue was still the largest share of advertising revenue in 2021, its share has decreased in recent years as Self-serve and Multi-location sales revenue has increased.
Multi-location Sales. Our Multi-location sales team is responsible for selling our advertising products to national, mid-market and franchise businesses. We believe that Multi-location advertising budgets represent a significant growth opportunity and this channel has been a focus of our strategic investments throughout the pandemic as we expanded our products and attribution capabilities to meet the needs of these advertisers. We believe that our enhanced suite of Multi-location products, together with strengthened customer relationships, provide a significant opportunity to expand revenue from this sales channel. We plan to continue investing in initiatives to grow revenue from our Multi-location sales channel in 2022.
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
Technology
We rely on a set of core technologies that enable us to be a trusted local resource for consumers and a partner in success to businesses of all sizes. We provide scalable services across platforms and devices using a combination of proprietary, open source and third-party technology solutions and products:
•Anticipating Consumer Needs. We analyze the large volumes of data collected from our platform and apply our proprietary indexing and ranking techniques to provide our users with contextual, relevant and up-to-date information. Our sophisticated search platform is 30% to 50% faster than the industry-standard solution while costing as much as 40% less to run for some use cases, allowing better search matching and ad targeting. We also apply machine learning algorithms to predict user needs and preferences based on factors such as the user's recent activity, location, time of day and season, then tailor the user's experience on Yelp accordingly. In our Services categories, for example, if a user recently searched for movers, we might suggest searches for businesses offering self-storage or junk removal. Similarly, if our data suggests that a user is a homeowner, we might promote collections of businesses that offer spring cleaning or other seasonally appropriate services.
•Recommendation Software. Our recommendation software refers to the proprietary automated trust and safety software systems that we have developed to analyze the relevance, reliability and utility of each review submitted to our platform. “Recommended” reviews — those that the software deems to be the most useful and reliable — appear directly on Yelp business pages, while less trustworthy and unreliable content appear on secondary pages and do not factor into a business’s overall star rating. Our recommendation software applies the same objective standards to each review, regardless of whether the business being reviewed advertises on Yelp, based on hundreds of signals associated with the business, review and reviewer. These signals include the reviewer’s type and level of activity with Yelp (which might correspond to the reviewer’s reliability or suggest reviewer biases) and whether certain reviews originate from related Internet Protocol ("IP") addresses (which might mean the reviews were submitted by the same person). The software evaluates each review based on hundreds of signals every day and, as a result, its analysis can change over time as new data becomes available; reviews that were previously recommended may become not recommended, and reviews that were previously not recommended may be restored to recommended status.

•Mobile Solutions. With our most engaged users on our mobile app, we have invested significant resources into developing a comprehensive mobile platform for consumers. Although our platform supports both major smartphone operating systems available today, iOS and Android, our iOS app has a more modern and personalized user experience and iOS app users drove the majority of ad clicks from any source in 2021. In 2022, we plan to invest in opportunities to increase engagement with Android users by, among other things, bringing the Android user experience in line with the iOS experience.
Similarly, we designed our Yelp for Business Owners app to make it easier for businesses to engage with their customers and manage their presence on Yelp. Currently available for iOS and Android, this app provides businesses with daily metrics reports, page view analytics and leads data, as well as the ability to manage quote requests and opportunities in Nearby Jobs. Businesses can also purchase, customize and manage Yelp ads through the Yelp for Business Owners app.
•Ad Delivery. We use proprietary ad targeting and delivery technologies that are designed to quickly target and display hyper-relevant advertisements to users of our platform. When a consumer enters a search on our app, these technologies determine the most relevant ads to show and serve those ads alongside the organic search results, typically in less than half a second. Our targeting software leverages machine learning models that evaluate more than 350 signals about the user, business and search context to make sure consumers see the right ad at the right time and drive ad clicks.
•Auction System. We use an auction system to determine the price we charge advertisers for ad clicks. Our auction system uses advanced algorithms to bid on ad placements on behalf of advertisers, taking into account their budgets, current and predicted levels of relevant consumer traffic, changes in user behavior and competition from other advertisers, among other things. These bidding algorithms are also designed to prioritize spending advertiser budgets efficiently and maximize ad clicks, with the goal of delivering as much value to advertisers as possible. For example, if our models predict that relevant consumer traffic will meaningfully decrease for a period of time during an ad campaign, our bidding algorithms will dynamically allocate advertiser budget around that period to avoid spending a disproportionate amount of the budget while supply is constrained. To conduct an average of 20 million auctions per day, we predict demand for 16 million ad categories and distinct time intervals to set bid pricing and pacing, then optimize bids 48 times per day per advertiser.
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
•Network Security. Computer viruses, malware, phishing attacks, denial-of-service and other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and we expect them to occur periodically on our systems in the future. For this reason, our platform includes a host of encryption, antivirus, multi-factor authentication, firewall and patch-management technologies designed to help protect and maintain the systems and computers across our business. We regularly conduct security audits and penetration tests of our applications and network infrastructure, as well as run a bug reporting program that offers financial incentives to encourage security researchers to identify and report vulnerabilities.
Maintaining the Integrity of Our Content
Providing access to useful and reliable information to help inform consumers’ spending decisions is critical to our mission of connecting people with great local businesses. With misinformation and deceptive behavior common across the internet, we have prioritized combating this sort of conduct since our earliest days to maintain user trust and level the playing field for hard-working businesses that earn their great reputations honestly. Our industry-leading trust and safety measures include investments in both technology and human moderation:
Recommendation Software. Our automated recommendation software is our first line of defense against unreliable content and misinformation submitted to our platform. As described in more detail under "—Technology" above, our recommendation software analyzes billions of data points and hundreds of signals from all reviews, businesses and reviewers in an effort to recommend the most useful and reliable reviews. Our recommendation software helps us mitigate misinformation at scale by detecting and de-emphasizing less trustworthy reviews, including content that may be:

•Biased: including reviews written by those with ties to a business, such as competitors, disgruntled employees, friends or family.
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
•Less reliable: including reviews written by less active users, whom we don't know enough about to recommend their opinion to our community, and reviews connected to suspicious behavior, such as when a disproportionate number of reviews for a business are submitted from the same IP address.
•Less useful: including unhelpful rants and raves, as well as activity driven by a recent media story.
As of December 31, 2021, approximately 71% of the reviews submitted to our platform were recommended by our automated software and approximately 21% were not recommended but still accessible on secondary pages. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended because they provide additional perspectives and information on reviewed businesses and reviewers, as well as transparency as to the efficacy of our recommendation software.
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
In addition to encouraging reliable content and fair play from the outset, our communities serve as additional layers of oversight. For example, we provide easy ways for our communities of users and business owners to report content that they believe violates our guidelines and suggest updates to business information. We also provide multiple ways for business owners to respond to reviews.
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
Consumer Alerts Program. Our consumer alerts program warns consumers when we find evidence of extreme attempts to manipulate a business’s ratings and reviews or other egregious conduct that may harm consumers and unfairly put other businesses at a disadvantage. When we issue a consumer alert, a warning message appears above the review section of the business’s Yelp page with information about the reason for the alert and, where available, a link to the evidence we collected in support of the alert. We issue consumer alerts for the following types of activity:
•Unusual activity: in order for Yelp to remain a useful resource, reviews must be based on genuine, first-hand experiences. When people take to a business’s Yelp page to express their views after the business receives increased public attention, our User Operations team may temporarily disable the posting of content to the page and publish an alert as they investigate and remove content that violates our policies. In 2020, we expanded this category of alert to add new notifications informing consumers when a business gains public attention for either being accused of, or the target of, racist behavior. Additionally, throughout 2021, we placed alerts on businesses that chose to ignore mask mandates or that were on the receiving end of backlash when they implemented vaccine requirements for customers.
•Suspicious review activity: this alert informs consumers if we have uncovered a disproportionate number of positive reviews submitted from the same IP address, which can indicate a concerted effort to inflate the business’s overall star rating on Yelp. We also issue this type of alert when we discover a business has a possible connection to a deceptive review ring.
•Compensated activity: we issue this type of consumer alert if we encounter a business attempting to purchase favorable reviews, incentivizing new or updated reviews, or offering compensation to remove reviews.
•Questionable legal threats: when we receive evidence that a business is making dubious legal threats against a reviewer or using a contractual gag clause in an attempt to prevent critical reviews, we issue this type of alert to warn others that the business may be attempting to abuse the legal system to maintain an inflated star rating.
Removal of Reviews. We regularly remove reviews from our platform that we believe violate our terms of service, including, without limitation: reviews that do not reflect a firsthand consumer experience; content that has been bought, sold or traded; and reviews that are posted by someone we believe to be affiliated with the reviewed business. We also take steps to ensure that Yelp is a safe and welcoming place for everyone by removing threatening, harassing or lewd content, as well as hate speech and other displays of bigotry. Consumers can access information about reviews that we have removed for a particular business by clicking on a link on the business’s Yelp page. As of December 31, 2021, approximately 8% of the reviews submitted to our platform had been removed.
Coordination with Law Enforcement. We regularly cooperate with law enforcement and consumer protection agencies to investigate and identify businesses and individuals who may be engaged in false advertising or other deceptive practices relating to reviews.
Legal Action. Our terms of service prohibit the buying and selling of reviews, as well as writing fake reviews. We regularly issue demands to third parties engaging in these and other deceptive activities that they cease such activities in relation to our platform. In egregious cases, we take legal action against businesses we believe to be engaged in deceptive practices based on these prohibitions.
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
Through these activities, we believe our Community Management team helps us increase awareness of our platform and grow avid communities who are willing to contribute content to our platform. Even in the face of the COVID-19 pandemic, our Community Management team have continued these efforts by hosting virtual events and helping consumers and local businesses stay connected during these extraordinary times. We plan to continue these community development efforts in 2022.
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
Intellectual Property
We rely on federal, state, and international statutory, common law and other legal rights, as well as contractual restrictions, to protect our intellectual property. We control access to and distribution of our proprietary technology and algorithms, including our trade secrets, by entering into confidentiality and inventions assignment agreements with our employees and contractors, as well as confidentiality agreements with third parties and other reasonable precautions intended to prevent unauthorized disclosure.
In addition to these contractual arrangements, we pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations internationally. Our registration efforts have focused on gaining protection of our trademarks for the word mark “Yelp” and the Yelp burst logo, among others. These marks are material to our business and essential to our brand identity as they enable others to easily identify us as the source of the services offered in connection with these marks. We currently have limited patent protection for our core business, which may make it more difficult to assert certain of our intellectual property rights. For example, the contractual restrictions, policies and processes that protect our trade secrets, including our proprietary technology and algorithms, provide only limited safeguards against misappropriation.
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
Companies in the Internet, technology and media industries own large numbers of patents and other intellectual property rights, and may request license agreements or threaten to enter into litigation based on allegations of infringement or other violations of such rights. From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. We are also currently subject to, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we may face more claims of infringement.

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
•restaurant reservation and seating tools, such as OpenTable, as well as food ordering and delivery services; and
•home and/or local services-related platforms and offerings, such as Angi.
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
Government Regulation
As a company conducting business on the internet, we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws regarding privacy, data protection, data security, user-generated content and consumer protection, among others. For example:
•Privacy, Data Protection and Data Security. Because we receive, store and process personal information and other user data, including credit card information in certain cases, we are subject to numerous domestic and foreign privacy, data protection and data security laws and regulations restricting the collection, storing, use, retention, processing and disclosure of personal information and other user data. The laws in many jurisdictions require companies to implement specific security controls and contractual arrangements to protect certain types of information. Likewise, many jurisdictions have laws in place requiring companies to notify users if there is a security breach that compromises certain categories of their information. For example, in the United States, many states require companies to implement reasonable security measures and all states and U.S. territories require businesses to notify affected individuals and government entities of the occurrence of security breaches affecting certain personal information.
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
We operate in a rapidly evolving industry, and many laws and regulations that impact our business are being proposed, still evolving or being tested in courts. The application and interpretation of these laws and regulations are often uncertain, and they could be interpreted and applied in ways that harm our business. They may also conflict with other rules, be interpreted and applied inconsistently (including from country to country) and in ways that are at odds with our current policies and practices. As our business grows and evolves, we will also become subject to additional laws and regulations, including in jurisdictions outside of the United States.
For example, laws providing immunity to websites that publish user-generated content are regularly tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. There are also regular Congressional efforts to restrict the scope of the protections available to online platforms under CDA 230, and our current protections from liability for third-party content in the United States could decrease or change as a result. Claims and legislation applicable to user-generated content also regularly arise in other jurisdictions.
Regulatory frameworks for privacy issues in particular are also currently in flux worldwide, and are likely to remain so for the foreseeable future. In the United States, states have begun to introduce stringent and comprehensive privacy, data protection and data security legislation, such as the California Consumer Privacy Act ("CCPA"), which took effect in 2020. The CCPA and its implementing regulations give California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. If additional individual states pass privacy, data protection and data security laws that place different obligations or limitations on the processing of personal information of individuals in those states, it will become more complex to comply with these laws and our compliance costs and potential liability may increase. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
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
Human Capital Management
At Yelp, we deeply value our community of employees who sustain our culture through their dedication to our mission of connecting people with great local businesses and to living our values of authenticity, tenacity, creativity, collegiality, and prioritizing consumer trust. We are committed to providing them with a great work experience by creating an equitable and inclusive environment. We have long focused on building a diverse team of innovators and problem solvers who can bring their most authentic selves to work, which we believe positions our employees to relate to and solve the diverse needs of consumers and businesses.
As of December 31, 2021, we had approximately 4,400 employees globally across the following teams:
Distributed Work
With the health and well-being of our employees, extended workforce and communities in mind, we promptly migrated our workforce to work from home in March 2020 as the magnitude of the COVID-19 pandemic started to become clear. While the rapid transition presented challenges, over the course of 2020 it became evident that we were able to operate successfully as a distributed remote workforce and that distributed operations were beneficial to both Yelp and our employees. For example, in addition to allowing us to reduce our office space and our reliance on the San Francisco Bay Area, distributed work provides employees with greater opportunities for flexible work schedules and reduces time spent commuting.
The success of this shift in 2020 demonstrated the feasibility of a distributed workforce at Yelp for the longer term, and in 2021 we announced that we would continue our distributed operations on a permanent basis. While we plan to maintain offices in the locations where we had a presence prior to the pandemic, a significant portion of our team works remotely on a full-time basis or comes into the office only a few days each week. We believe this model provides even greater flexibility to our employees, who now have the opportunity to relocate within the countries where we operate so they can live where they want to live and work where they will feel most effective, and will result in improved employee retention. It also allows us to access and attract great talent from a more diverse pool of candidates across the United States, Canada and Europe.
Culture
We consider our company culture to be one of our competitive strengths; it is at the foundation of our success and continues to help drive our business forward as a pivotal part of our everyday operations. It allows us to attract and retain a talented group of employees, create an energetic work experience and continue to innovate in a highly competitive market.

Distributed Workforce. While we have always taken great pride in our company culture, it has never been static, and our decision to remain a distributed workforce is driving its latest evolution. We are working to build on our existing strong and collaborative culture with the goal of supporting and fostering a thriving distributed workforce. These efforts include focusing on equity in opportunities for career advancement, regardless of whether an employee is remote or spending a few days each week in an office, as well as in opportunities to contribute by continuing to hold meetings in digital space. At the same time, we are also working to reestablish our pre-pandemic in-person office environments that invited collaboration and creativity, now with increased flexibility.
Employee Engagement. To ensure that we are maintaining our vibrant culture and addressing any areas of employee concern, we conduct an annual employee engagement survey to inform our plans, policies and programs. This survey covers a wide range of topics including: compensation and benefits; management; work-life balance; feedback and recognition; Company confidence; inclusion; and learning and development. In 2021, we also conducted a manager effectiveness survey, a benefits survey to assess whether our benefits programs were meeting employee needs, and a remote work survey on issues such as managing remotely, employee well-being in a remote environment, how teams are adjusting to remote work, and remote growth and connection opportunities. We implemented a number of initiatives in response to the results of our 2021 surveys, including efforts to further facilitate flexible employee schedules, increasing the remote work stipend for new hires to set up their home offices, and further expanding our wellness offerings to include a caregiver reimbursement, fertility benefits and additional paid wellness days, among other things.
Fostering Local Communities. Our culture extends beyond our offices and into the local communities in which people use Yelp. Our Community Management team’s responsibilities include fostering and supporting communities of users in the local markets that they serve, as well as encouraging consumers to share their experiences with local businesses. Community Managers organize events throughout the year to engage our most important contributors, which facilitates face-to-face interactions, builds the Yelp brand and fosters the sense of true community in which we believe so strongly. We also engage with small businesses, including through conferences and events hosted by industry groups to interact with and get feedback from our core community of local business owners. Even in the face of the COVID-19 pandemic, we have continued these efforts by hosting virtual events and offering tools to help consumers and local businesses stay connected during these extraordinary times.
Content Moderation. Consumer trust is a top priority at Yelp, and we take significant measures to maintain the integrity and quality of the content on our platform while leveling the playing field for hard-working business owners who rightfully earn their great reputations. We place a high value on personal expression and provide a platform that encourages people to share their experiences. At the same time, we take active steps to enhance the trust and safety of our users, as well as to provide them with reliable content to inform their spending decisions. Our User Operations team is on the front lines of our consumer protection efforts; it works to maintain the high quality of content on our platform, including by evaluating reviews, photos and other information about businesses. User Operations also manages our consumer alerts program, which includes warnings about businesses that have been accused of, or are the target of, racist incidents to help inform users' spending decisions and whether they will feel welcome. In addition to these content moderation efforts, our User Operations team communicates with the contributors and businesses impacted by our moderation decisions to promote constructive participation on Yelp.
Making a Difference. We endeavor to have a positive impact on the diverse communities in which people use Yelp by using our platform to raise awareness, promote economic opportunity for those in need and support organizations that serve local communities. Our initiatives in 2021 included: programs to support Asian- and LGBTQ-owned businesses as well as underserved business communities; partnerships aimed at promoting diverse businesses and encouraging businesses owners to make their businesses a safe and welcoming place for everyone; and hosting our inaugural Women in Business and Black in Business Summits to celebrate diverse business owners and provide a forum for them to share their stories and offer tactical advice for entrepreneurs.
The Yelp Foundation. The Yelp Foundation (the “Foundation”), a non-profit organization established by our board of directors in 2011, directly supports consumers and local businesses in the communities in which we operate. In 2011, our board of directors approved the contribution and issuance to the Foundation of 520,000 shares of our common stock to fund the Foundation’s grants to local non-profit organizations that are actively engaged in supporting community and small business growth. The Foundation held 215,500 shares as of December 31, 2021, which represented less than 1% of our outstanding common stock.
One of the Foundation’s missions is to promote a culture of philanthropy among Yelp employees. In 2021, we built on the Foundation’s employee-matching program to double match Yelp employee donations made around issues that matter most to our employees. For example, the Foundation doubled matched donations to organizations fighting to stop Asian hate and prevent gun violence from March through May, as well as donations to organizations advocating for gender equality and providing reproductive health services and financial support to underserved women in October.
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
Over the course of the COVID-19 pandemic, we learned new ways of working and our understanding of the potential approaches to maintaining an engaged and productive workforce evolved. While transitioning to a distributed workforce was initially reactive, we are now focused on proactively growing and cultivating an employee community based on a variety of backgrounds, talents and perspectives, including by evaluating new opportunities to improve access and equity. For example, our ability to attract talent was previously limited by our requirement that employees work in our physical office space; we now have the opportunity to access talent in areas where we do not currently have offices. This has allowed us to reach a wider pool of individuals from a broader variety of backgrounds, which we believe will allow us to create an even more diverse organization and address other inequalities, such as the urban-rural employment gap.
While our 2021 Diversity Report* showed that we have more work to do, it also showed that our efforts have had a positive impact.

*    Our 2021 Diversity Report and the diversity data presented above are based on self-reported information from our employees between September 8, 2020 and August 31, 2021, reflect judgments about our organizational structure and, with respect to the ethnic diversity data presented above, do not include employees who declined to provide the relevant information. The Native American grouping includes Native Americans, Alaska Natives, Native Hawaiian and other Pacific Islanders per U.S. EEO-1 reporting requirements. Management includes all people managers.
We also firmly believe that inclusion is just as important as diversity. We aim to cultivate a sense of belonging through company-supported employee resource and affinity groups, hosting events that provide our employees with the opportunity to celebrate and learn about the diverse cultures of their colleagues, and instituting a mandatory company-wide diversity training program that covers systemic racism and institutional bias. For example, our Yelp Employee Resource Groups (“YERGs”) serve as a resource for employees with shared social identities, characteristics or life experiences and help foster employee engagement, professional development and a sense of belonging. We now have 20 YERGs that count nearly half of our employee population as members and provide key insights and support for employees.
Talent Attraction and Retention
Our future depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring and retaining such personnel. While our plans to continue operating on a distributed basis may mitigate this challenge by expanding the pool of candidates from which we draw, we may continue to face significant competition for product and engineering employees in the San Francisco Bay Area in particular, where our headquarters is located and where the cost of living is high.
We focus on attracting top talent through our employment marketing and outreach initiatives. We advertise our career opportunities on premier job boards and aggregators in addition to running targeted brand campaigns that enable us to connect with diverse talent pools. We maintain an active voice on social media through our Life at Yelp channel, which highlights employee testimonials regarding their Yelp experiences. Our distributed workforce model has expanded our hiring reach, allowing us to access and attract great talent pools regardless of geography. We also focus on attracting early-in-career talent through university outreach and on-campus recruiting efforts, including at historically Black colleges and universities.
We believe that happy employees are successful employees and that providing an environment in which our employees can thrive both personally and professionally will help us attract and retain great talent. In addition to offering our employees the flexibility to work remotely, we offer competitive compensation and comprehensive benefits, including standard health, dental, vision, life and disability insurance benefits as well as a 401(k) plan with company matching. To foster a sense of ownership and align the interests of our employees and stockholders, we also grant equity awards, primarily in the form of restricted stock units, to eligible employees under our equity incentive plans. In addition, the Foundation offers up to $1,000 in matching donations each year to charitable organizations made by our regular full-time employees.
We also provide comprehensive talent development programs, as described below, as well as health and financial wellness programs. In addition to our insurance benefits, our wellness program includes a monthly wellness subsidy, access to mental health support and services through Talkspace and our Employee Assistance Program, as well as financial wellness programs such as financial counseling and tools to help manage student loans.
COVID-19 Response
Our focus on the health and well-being of our employees is also reflected in our continuing response to the COVID-19 pandemic, which has been driven by guidance from applicable governmental and public health authorities. In addition to continuing our distributed operations, we continue to provide additional time off to employees for health and wellness, offer various stipends for home office equipment and to assist with caregiver expenses, and communicate regularly with employees regarding the impacts of the pandemic, including health and safety protocols and procedures. We also hosted virtual trainings and events to help employees adapt to working and managing remotely, as well as maintaining their mental well-being while working and parenting from home. We are continuing to monitor the evolution of the COVID-19 pandemic and relevant medical guidance as we evaluate office re-openings and in-person gatherings to ensure that we are putting the health and safety of our employees first.

Talent Development
To help our employees succeed in their current roles and to aid their career development, we emphasize continuous learning and development opportunities. Our talent development programs begin with a global onboarding program to acclimate new employees to our culture and collaborative ways of working in a distributed work environment. We believe this investment in creating early connections and establishing a solid foundation for further career growth is a critical factor in employee success and ultimately employee retention. Similarly, effective leadership is an important driver of an employee’s growth and feelings of belonging and connection to our purpose. To that end, we provide leadership development programs for new and continuing managers that focus on developing the self, developing others and driving business results.
We also provide ongoing learning opportunities for individual contributors that focus on managing the self, emotional intelligence, and career and professional development. We also recently began offering a professional development program that facilitates employees partnering with their managers to create career development plans and provides an annual development reimbursement to invest in their growth. We also offer customized coaching resources to provide individual support and develop critical skills, as well as regular, ongoing training in compliance and workplace conduct matters to all employees.
Seasonality and Cyclicality
Our business is affected by seasonal fluctuations in Internet usage and advertising spending, as well as cyclicality in economic activity:
Seasonality. Based on historical trends, our revenue is typically lowest in the first quarter and increases through the year to its highest level in the fourth quarter. This is also the typical spending pattern for our multi-location customers, whose ad budgets are generally lowest at the beginning of the year and peak in the fourth quarter, though SMBs tend to decrease their advertising spending at that time. Our traffic is also typically weakest in the fourth quarter of the year in connection with year-end holidays.
Cyclicality. SMBs have historically experienced high failure rates, and we must continually add new advertisers to replace those who do not renew their advertising due to factors outside of our control, such as declining advertising budgets, closures or bankruptcies. As a result, SMBs may be disproportionately affected by negative fluctuations in the business cycle, and a worsening economic outlook would likely cause such businesses to decrease investments in advertising, which would adversely affect our revenue. This has been the case in connection with the COVID-19 pandemic; while restrictive measures to control the spread of COVID-19 have eased, they have had and may continue to have significant macroeconomic impacts that have been particularly challenging for SMBs. Any protracted economic downturn would have significant negative effects on our business and results of operations.
Corporate and Available Information
We were incorporated in Delaware on September 3, 2004. Our principal executive offices are located at 350 Mission Street, 10th Floor, San Francisco, California 94105, and our telephone number is (415) 908-3801. Our website is located at www.yelp.com, and our investor relations website is located at www.yelp-ir.com.
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

Item 1A. Risk Factors

Risks Related to Our Business and Industry

The COVID-19 pandemic has had, and may continue to have, a significant adverse impact on our business and results of operations, and also exposes our business to other risks.
The COVID-19 pandemic has had, and it may continue to have, a significant adverse impact on our business and results of operations in turn. Although vaccines are currently available in the United States and some public health restrictions have eased, the number of COVID-19 cases has continued to fluctuate, negatively impacting consumer confidence and user activity on our platform. While our business showed significant improvement in 2021 from 2020, consumer traffic remained below pre-pandemic 2019 levels during due to ongoing concerns related to COVID-19 and its variants. Our Restaurants, Retail and Other categories have been particularly sensitive to changes in consumer confidence; traffic and revenue in these categories did not fully recover to their 2019 levels in 2021. As the pandemic continues, our business is exposed to a variety of risks, including:
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
While the positive trends we have seen in user activity during periods of higher consumer confidence and looser public health restrictions give us confidence that traffic will return organically as the pandemic recedes, it is not possible for us to predict the remaining duration of the pandemic, the severity of future COVID-19 variants and resulting restrictions, or the duration or magnitude of the adverse impact on our business. Even after the COVID-19 pandemic has subsided, health measures taken by governments and private industry in response to the pandemic may have a long-term adverse effect on the economy. Adverse macroeconomic conditions have historically been particularly challenging for the SMBs on which we rely and any protracted economic downturn would have significant negative effects on our business.

We generate substantially all of our revenue from advertising. If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.
In order to maintain and expand our advertiser base, we must convince existing and prospective advertisers alike that our advertising products offer them a material benefit and generate a competitive return relative to other alternatives. Adverse macroeconomic conditions may make this more difficult, particularly when such macroeconomic conditions disproportionately affect the SMBs on which we rely, as has been the case with the economic impact of COVID-19. Although public health restrictions related to the COVID-19 pandemic have eased, many businesses are still operating at limited capacity as a safety precaution or in response to reduced consumer demand and have been forced to reduce their advertising spending with us as a result. This reduction in demand for our products has already had, and may continue to have, a significant adverse impact on our business and revenue; we expect that our business would continue to be significantly adversely affected for the duration of any recessionary period or protracted economic downturn even after the COVID-19 pandemic has subsided.
Advertisers will not advertise with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver compelling ad products in an effective manner, or if we do not provide accurate, easy-to-use analytics and measurement solutions that demonstrate the effectiveness and value of our products. As is typical in our industry, our advertisers generally have the ability to cancel their ad campaigns at any time without penalty. If we are unable to quickly and effectively respond to any decrease in customer satisfaction, economic downturn (including as a result of COVID-19 and any related labor and supply chain issues) or other change negatively affecting our ability to retain advertisers, our ability to maintain and expand our advertiser base will be harmed.

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
Our growth strategy includes priorities such as improving monetization of our Services categories, driving sales through our Self-serve and Multi-location channels, delivering more value to advertisers and enhancing the consumer experience. These initiatives involve risks and executing on them may prove more difficult than we currently anticipate. We may not succeed in realizing the benefits of these efforts, including growing our revenue and improving our margins, within the time frame we expect or at all.
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

Our ability to execute on our key strategic initiatives depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees, which may be more difficult with a distributed workforce. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring such personnel. Although we expect our decision to continue operating on a distributed basis to reduce our reliance on the San Francisco Bay Area, where the cost of living is high and competition for qualified candidates is particularly high, we may not succeed in realizing the benefits of these efforts within the time frame we expect or at all. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention; as a result, we may incur significant costs to attract them before we can validate their productivity. As we continue to mature, the incentives to attract, retain and motivate employees provided by our equity awards may not be as effective as in the past, and if we issue significant equity to attract additional employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted. Volatility in the price of our common stock may also make it more difficult or costly in the future to use equity compensation to motivate, incentivize and retain our employees. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as employee morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.

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
While we believe that traffic will rebound organically as the pandemic recedes, we cannot predict the remaining duration of the pandemic or the magnitude of its impact on our traffic, and we expect that our traffic levels will continue to fluctuate with consumers’ level of confidence, particularly in our Restaurants, Retail and Other categories. We further anticipate that our traffic growth rate will continue to slow over the medium and long term, and potentially decrease in certain periods due to the maturation of our business and our high penetration rates in most major geographic markets within the United States and Canada. As our traffic growth rate slows, our business and financial performance will become increasingly dependent on our ability to drive user engagement with our platform and the ads that we display.

If we fail to manage our employee operations and organization effectively, our brand, results of operations and business could be harmed.
Our employee operations are complex and place substantial demands on management and our operational infrastructure. These operations may be negatively affected by a range of external factors that are not within our control, including catastrophic events, such as earthquakes or fires, and public health crises, such as the COVID-19 pandemic. Such factors may have a substantial impact on employee attendance or productivity, and the extent and duration of their impact are typically uncertain; if we are not able to respond to and manage the impact of such events effectively, our business will be harmed. For example, our rapid and broad-based shift to a remote working environment in connection with the COVID-19 pandemic added to the complexity of our employee operations by creating productivity, connectivity, security and oversight challenges. While we believe these challenges have been addressed, we expect similar challenges to arise in the future as we continue to operate with a distributed workforce going forward. Addressing these challenges could adversely affect our company culture and will require the attention of our executive team and other key employees, which could adversely affect our business.
To execute on our growth strategy, we will need to continue to increase the productivity of our current employees, many of whom have been with us for fewer than two years, and hire, train and manage new employees, which may be particularly difficult in a fully remote environment and as a result of our plans to increase our international hiring efforts. In particular, we intend to continue making substantial investments in our engineering, sales and marketing organizations. As a result, we will have to effectively integrate, develop and motivate a large number of new employees in a remote environment while maintaining the beneficial aspects of our company culture.

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
Similarly, Apple, Google or other marketplace operators may make changes to their marketplaces, technical requirements or policies that make access to our products more difficult, reduce the prominence or rank of our applications within marketplaces, require us to change our current practices or make it more difficult for us to provide effective advertising tools to businesses on our platform. For example, Google has implemented product changes to its Chrome browser and announced future plans to limit the ability of websites to collect and use data signals from user activity to target and measure advertising. While these changes currently impact only a small portion of our advertising business, they could limit our ability to expand the relevant advertising products in the future. Similarly, if application marketplaces change their policies in a manner that adversely impacts the way in which we or our partners collect, use and share data from users, our ability to maintain and expand our base of advertisers will be harmed. However, if we do not comply with these requirements, we could lose access to the app store and users, and our business would be harmed.
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
As new devices and platforms are continually being released, it is also difficult to predict the problems we may encounter in adapting our products and services — and developing competitive new products and services — to them, and we may need to devote significant resources to the creation, support and maintenance of such products. Our success will be dependent on the interoperability and compliance of our products with a range of technologies, systems, networks and standards that we do not control, such as mobile operating systems like Android and iOS. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our ability to target and measure advertising. While these changes currently impact only a small portion of our advertising business, they could limit our ability to expand the relevant advertising products in the future. We may not be successful in developing products that operate effectively with these technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries, some of which may be our competitors.
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
Consumers also may not find the content on our platform to be valuable if they do not perceive it as relevant, helpful or reliable. For example, information about the operations of many local businesses — such as hours of operation and services offered — has been subject to frequent change during the COVID-19 pandemic, making it difficult to ensure the information on business pages is accurate and up-to-date. Similarly, we do not phase out or remove dated reviews, and consumers may view older reviews as less relevant or reliable than more recent reviews. If the high concentration of reviews in our restaurants and shopping categories creates a perception that our platform is primarily limited to these categories, consumers may not believe that we can provide them with helpful information about businesses in other categories and seek that information elsewhere.
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

Negative publicity about our company, including our technology, sales practices, personnel, customer service, litigation, strategic plans or political activities, could also diminish confidence in our brand and the use of our products. Certain media outlets have previously reported allegations, although untrue, that we manipulate our reviews, rankings and ratings in favor of our advertisers and against non-advertisers. Although we have taken action to combat this perception, our reputation and brand, and our traffic and business in turn, may suffer if negative publicity about our company persists or if users otherwise perceive that our content is manipulated or biased. Allegations and complaints regarding our business practices, and any resulting negative publicity, may also result in increased regulatory scrutiny of our company. In addition to requiring management time and attention, any regulatory inquiry or investigation could itself result in further negative publicity regardless of its merit or outcome.
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
We base many of our decisions on our commitment to providing the consumers who use our platform with a great experience. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we believe excessively degrade the consumer experience, even if such decisions negatively impact our results of operations in the short term. For example, we phased out our brand advertising products in part because demand in the brand advertising market shifted toward products disruptive to the consumer experience. Any decisions we make that prioritize consumers may negatively impact our relationship with existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of reviews and ratings that are critical of them. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this approach has served the long-term interests of our company and our stockholders and will continue to do so in the future.

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
•Service Providers. We rely on a number of providers of infrastructure and software services, including Amazon Web Services. Although we use these systems and services in a manner designed to achieve high reliability and minimize risk, large-scale outages affecting our service providers could negatively impact our ability to maintain the full functionality of our systems.
•Catastrophic Occurrences. Our systems are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks and similar events. Our U.S. corporate offices are located in the San Francisco Bay Area, a region known for seismic activity. Acts of terrorism, which may be targeted at metropolitan areas that have higher population densities than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole. While our distributed operations may help to reduce this risk in the context of local catastrophic events, coordinating a response to a larger-scale event could be complex and we may not manage it successfully.
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
Computer viruses, break-ins, malware, social engineering (particularly spear phishing attacks), attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and are expected to occur periodically on our systems in the future. The changes in our work environment as a result of the COVID-19 pandemic and our decision to continue operating with a distributed workforce could impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. We may also be subject to increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on the pandemic as a method for targeting our personnel. In addition, we face risks associated with security breaches affecting our third-party partners and service providers. A security breach at any such third party could be perceived by consumers as a security breach of our systems and result in negative publicity, damage to our reputation and expose us to other losses.
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
We regard the protection of our trade secrets, copyrights, trademarks, patent rights and domain names as critical to our success. In particular, we must maintain, protect and enhance the "Yelp" brand. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We pursue the registration of our domain names, copyrights, trademarks and service marks in the United States and in certain jurisdictions abroad. While we have pursued a number of patent applications, we currently have only limited patent protection for our core business, which may make it more difficult to assert certain of our intellectual property rights. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, as well as confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation or disclosure of our proprietary information or deter independent development of similar technologies by others, which may diminish the value of our brand and other intangible assets and allow competitors to more effectively mimic our products and services.
Effective trade secret, copyright, trademark, patent and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. Seeking protection for our intellectual property, including copyrights, trademarks and domain names, is an expensive process and may not be successful, and we may not do so in every location in which we operate. Similarly, the process of obtaining patent protection is expensive and time consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights may lead to uncertain results. Litigation may become necessary to enforce our patent or other intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. For example, we may incur significant costs in enforcing our trademarks against those who attempt to imitate our “Yelp” brand. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.

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
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize from time to time, as an indication of our future performance. Although our revenues have grown rapidly in recent years, increasing from $12.1 million in 2008 to $1.0 billion in 2021, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business and the gradual decline in the number of major geographic markets within the United States and Canada to which we have not already expanded. Moreover, our strategy to grow our business involves significant risks and executing on it may prove more difficult than we currently anticipate.
Our revenue has also been significantly negatively impacted as businesses have reduced their advertising spending as a result of COVID-19 closures or restrictions, resulting in a 14% year-over-year decrease in revenue in 2020. While our business showed significant improvement in 2021 from 2020, consumer traffic remained below pre-pandemic 2019 levels during due to ongoing concerns related to COVID-19 and its variants. Our Restaurants, Retail and Other categories have been particularly sensitive to changes in consumer confidence; traffic and revenue in these categories did not fully recover to their 2019 levels in 2021. We cannot predict the remaining duration of the pandemic, the severity of future COVID-19 variants and resulting restrictions, or the duration or magnitude of the adverse impact on our revenue. We also expect that our business would continue to be significantly adversely affected for the duration of any recessionary period or protracted economic downturn even after the COVID-19 pandemic has subsided, which would harm our ability to maintain profitability.
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
We track certain performance metrics — including the number of unique devices accessing our mobile app in a given period, paying advertising locations, active claimed local business locations, ad clicks and CPCs — with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including key metrics that we report. If the internal tools we use to track these metrics over- or under-count performance or contain algorithm or other technical errors, the data we report may not be accurate and our understanding of certain details of our business may be distorted, which could affect our longer-term strategies. For example, in 2018, we discovered a software error that caused our previously reported claimed local business locations metric to be overstated for the third quarter of 2017 through the first quarter of 2018, and have revised them accordingly. Our metrics may also be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period. Although we take steps to exclude such activity and, as a result, do not believe it has had a material impact on our reported metrics, our efforts may not successfully account for all such activity.
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
Our revolving credit facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations. It contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, incur liens, engage in transactions with affiliates, merge or consolidate with other companies, sell material businesses or assets, or license or transfer certain of our intellectual property. We are also required to maintain certain financial covenants. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
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
For example, the U.S. Tax Cuts and Jobs Act (the "Tax Act"), which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. As currently enacted, beginning in 2022, the Tax Act will require us to capitalize research and development expenses with amortization periods over five and fifteen years, which would have a material and adverse impact on our effective tax rate and cash flows. Although there is pending legislation in Congress to repeal this requirement or defer it to 2026, the outcome of that legislation is uncertain. We also expect further guidance may be forthcoming from the Financial Accounting Standards Board and the SEC, as well as regulations, interpretations and rulings from federal and state agencies, which could impact our consolidated financial statements.
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
The nature of our business also exposes us to claims relating to the information posted on our platform, including claims for defamation, libel, negligence and patent, copyright or trademark infringement, among others. For example, businesses have in the past claimed, and may in the future claim, that we are responsible for the content of reviews posted by our users. We expect claims like these to continue, and potentially increase in proportion to the amount of content on our platform. In some instances, we may elect or be compelled to remove the content that is the subject of such claims, or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. For example, laws in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If we elect or are compelled to remove content from our platform, our products and services may become less useful to consumers and our traffic may decline, which would have a negative impact on our business. This risk may increase if Congressional efforts to restrict the protections afforded us by CDA 230 are successful. This risk may also be greater in certain jurisdictions outside of the United States where our protection from such liability may be unclear.
We are also regularly exposed to claims based on allegations of infringement or other violations of intellectual property rights. Companies in the Internet, technology and media industries own large numbers of patent and other intellectual property rights, and frequently enter into litigation. Various “non-practicing entities” that own patents and other intellectual property rights also often aggressively attempt to assert claims in order to extract value from technology companies. From time to time, we receive complaints that certain of our products and services may violate the intellectual property rights of others, and have previously been involved in patent lawsuits, including lawsuits involving plaintiffs targeting multiple defendants in the same or similar suits. While we have pursued a number of patent applications, we currently have only limited patent protection for our core business, and the contractual restrictions and trade secrets that protect our proprietary technology provide only limited safeguards against appropriation. This may make it more difficult to defend certain of our intellectual property rights, particularly related to our core business.
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
We are subject to numerous domestic and foreign laws and regulations that involve matters central to our business, including laws regarding privacy, data protection, data security, user-generated content and consumer protection, among others, as described in more detail under "Business—Government Regulation" under Item 1 of this Annual Report. For example, we are subject to numerous laws around the world that restrict the collection, use, storing, processing and disclosure of personal information and other user data. We are also subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results. We operate in a rapidly evolving industry, and many laws and regulations that impact our business are being proposed, are still evolving or are being tested in courts, which adds to the complexity of operating our business.

Our business could be adversely affected if we are required to change our current policies, practices or the design of our platform, products or features based on new laws, regulations or judicial interpretations. For example, there have been ongoing Congressional efforts to restrict the scope of the critical liability protections afforded to online platforms like ours under CDA 230, which could increase our content moderation costs and our exposure to liability in connection with the publication of third-party content, including user-generated reviews. Changes to CDA 230 could also cause us to remove more third-party content from our platform, particularly critical consumer commentary, in response to takedown demands that may or may not be legitimate, which would negatively affect the quality and quantity of information available through our service.
Similarly, regulatory frameworks for privacy issues and behavioral advertising are currently in flux worldwide and are trending toward more restrictive obligations, reflecting increased public scrutiny of the practices of companies offering online services with respect to the personal information and behavior of their users. Changes to privacy and data security laws in particular could make it more difficult for consumers to use our platform, resulting in lower traffic and revenue, or make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and lower revenue. For example, in addition to giving residents expansive rights related to their personal information, California law restricts the “sale” of personal information and the use of cookies and similar technologies for certain advertising purposes. If these and other future restrictions negatively impact our ability to offer ad products that are highly targeted to audience interests, or to measure the effectiveness of our ad products, such as our ability to offer store-level attribution through integrations with third-party data partners, our ability to maintain and expand our base of advertisers will be harmed.
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
Uncertainty regarding the application and interpretation of existing laws and regulations due to court challenges or evolving legislation may also result in a significantly greater compliance burden for us. For example, a decision by the European Court of Justice of the European Union called into question one of the primary safeguards allowing transfers of personal information from Europe to the United States and most other countries under the U.S.-E.U. Privacy Shield Framework. The E.U. and the United States continue to negotiate a new set of safeguards that may impose additional obligations and requirements with respect to the transfer of E.U. personal data to other jurisdictions, which in turn may increase the legal risks and liabilities under the GDPR and local E.U. laws associated with cross-border data transfers, as well as result in material increases in our compliance and operational costs. If we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe and may be required to increase our data processing capabilities in Europe at significant expense. Similarly, in November 2020 California voters approved a ballot measure to enact the CPRA, which will come into effect in 2023 and significantly modifies the privacy obligations under the CCPA, creating uncertainty and requiring us to incur additional costs and expenses. Other states and countries have passed their own privacy legislation (for example, Virginia and Canada) or have such legislation pending. Aspects of the CCPA, CPRA and other laws remain unclear and we may be required to modify our practices further in an effort to comply with them.
In addition to various laws and regulations, we must comply with the technical requirements and policies of the search engines, application marketplace operators, mobile operating systems and other third-party products and services on which we rely. For example, Apple recently made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our ability to target and measure advertising. If we do not comply with these requirements, we could lose access to such products and services, which would harm our business.
Our actual or perceived failure to comply with laws, regulations and other obligations could lead to costly legal action, adverse publicity, significant liability and decreased demand for our services, which could adversely affect our business, results of operations and financial condition. For example, our failure or perceived failure to comply with applicable laws and regulations may result, and in some cases has resulted, in inquiries and other proceedings and actions against us by governments, regulations or others. Responding to and resolving any future litigation, investigations, settlements or other regulatory actions may require significant time and resources, and could diminish confidence in, and the use of, our products. We may also be forced to implement new measures to reduce our legal exposure, which may require us to expend substantial resources, delay development of new products or discontinue certain products or features, which would negatively impact our business. For example, if we fail to comply with our privacy-related obligations to users or third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other user data, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes. Any resulting negative publicity could adversely affect our reputation and brand, regardless of whether the internal resources expended and expenses incurred in connection with such inquiries and their resolutions are material.

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
Since we implemented our stock repurchase program in July 2017, our board of directors has authorized the repurchase of up to an aggregate of $1.2 billion of our common stock, of which $194.7 million remained available as of February 18, 2022 and which does not have an expiration date. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions, all of which may be negatively impacted by the ongoing pandemic. In addition, the terms of our Credit Agreement with Wells Fargo Bank, National Association impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents, and marketable securities.

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

•establish that our board of directors is divided into classes, with directors serving staggered terms, until our 2023 annual meeting of stockholders when the classes will be fully phased out;
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2021, we had 72,170,920 shares of common stock outstanding.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive offices in North America are currently located at 350 Mission Street, San Francisco, California, where we lease office space pursuant to a lease agreement that expires in 2030. We also lease office space in multiple cities across North America and Europe. We believe that our properties are generally suitable to meet our needs for the foreseeable future and, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.

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
Stockholders
As of the close of business on February 18, 2022, there were 38 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
We have presented below the cumulative total return to our stockholders during the period from December 31, 2016 through December 31, 2021 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$300
$250
$200
$150
$100
$50
$0
31-Dec-2016
31-Dec-2017
31-Dec-2018
31-Dec-2019
31-Dec-2020
31-Dec-2021
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
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended December 31, 2021 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1 - October 31, 2021	547	$38.97	547	$295,422
November 1 - November 30, 2021	601	$38.06	601	$272,557
December 1 - December 31, 2021	1,160	$35.26	1,160	$231,664
(1)    Since its initial authorization in July 2017, our board of directors authorized us to repurchase up to an aggregate of $1.2 billion of our outstanding common stock, of which $194.7 million remained available as of February 18, 2022. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part II, Item 7 in this Annual Report.
(2)    Average price paid per share includes costs associated with the repurchases.

Item 6. [Reserved].

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

Overview
As one of the best known internet brands in the United States, Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust us for our more than 220 million ratings and reviews of businesses across a broad range of categories, while businesses advertise with us to reach our large audience of purchase-oriented and generally affluent consumers. We believe our ability to provide value to both consumers and businesses not only fulfills our mission to connect consumers with great local businesses, but also positions us well in the local, digital advertising market in the United States.
We generate substantially all of our revenue through the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a CPC basis. In the year ended December 31, 2021, our net revenue was $1.0 billion, up 18% from the year ended December 31, 2020 and 2% from the year ended December 31, 2019, and we recorded net income of $39.7 million and adjusted EBITDA of $246.3 million. In the year ended December 31, 2020, our net revenue was $872.9 million, which represented a decrease of 14% from the year ended December 31, 2019, and we recorded a net loss of $19.4 million and adjusted EBITDA of $140.3 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “—Non-GAAP Financial Measures” below.
In 2021, we delivered record annual revenue and profitable growth despite a difficult operating environment through consistent execution of our strategic initiatives and an elevated pace of product innovation:
•we built increasingly differentiated product experiences for both consumers and businesses in our Services categories through the launch of new products and features that help better match consumers with the right Services businesses, resulting in an increase in the percentage of monetized leads and record average revenue per paying advertising location in our Services categories;
•improvements to the claim and ad purchase flows as well as marketing improvements drove record customer acquisition and strong retention in our Self-serve channel; revenue from this channel grew 45% year over year to reach a new record in 2021 and also increased as a percentage of our total advertising revenue;
•our Multi-location sales team’s efforts to strengthen customer relationships as well as our introduction of new Multi-location ad products, expansion of our attribution solution and full launch of our off-platform solution drove record revenue from our Multi-location channel, which increased by approximately 30% year over year and also increased as a percentage of our total advertising revenue;
•we delivered more value to advertisers through many new ad formats as well as improvements to our advertising system, resulting in ad clicks increasing by 24% and average CPC decreasing by 5% year over year, even as our consumer traffic remained impacted by ongoing concerns about COVID-19 and its variants; and
•the savings from our smaller local sales force, efficiencies resulting from our growth initiatives and our decision to remain working on a distributed basis permanently helped us achieve positive net income and a record annual adjusted EBITDA margin in 2021.
Our performance in 2021 demonstrates that the initiatives we began in 2019 successfully transformed Yelp into a stronger, more efficient and product-led business. In 2022, we plan to build on the structural improvements to our business by continuing to invest in our key strategic initiatives as set forth below, as well as expanding our focus to include the consumer experience:
•Grow quality leads and monetization of our Services categories. We continue to believe that differentiating the Services experience will allow us to both monetize more of our consumer traffic and convert more Services businesses into advertisers. In addition to differentiating the product experience, we plan to explore opportunities to improve lead quality as well as the distribution of leads to match more consumers with the right Services businesses for their projects.
•Drive sales through our most efficient channels. In 2022, we are continuing to explore ways to drive businesses through our fully digital Self-serve channel by marketing and a more streamlined ads purchase flow, offering new tools to drive business owner engagement and providing businesses with more control over their ad campaigns. We also plan to further expand our Multi-location product offerings and attribution solutions as well as leverage our strengthened customer relationships to both acquire new Multi-location customers and expand our business with existing customers.
•Deliver more value to advertisers. In 2022, we plan to continue improving the relevance and value of our ads by introducing new formats as well as by driving efficiency through ad system optimizations and improved matching.
•Enhance the consumer experience. We plan to invest in a broad set of consumer product and marketing initiatives designed to drive consumer engagement and content contributions. We are also investing in product initiatives to further differentiate the experience between categories and increase engagement, as well as bring the consumer experience on our Android app in line with our iOS app.
We expect that our expenses will remain relatively flat throughout the year following an increase from the fourth quarter of 2021 to the first quarter of 2022 as we invest in our strategic initiatives. We also expect that revenue will grow relatively consistently on an absolute basis throughout the year as the benefits of our initiatives build following a slight decrease from the fourth quarter of 2021 to the first quarter of 2022, reflecting seasonal trends.

Factors Affecting Our Performance
COVID-19. The COVID-19 pandemic has had, and may to continue to have, a significant adverse impact on our business and results of operations. Although vaccines are currently available and some public health restrictions have eased, the number of COVID-19 cases has continued to fluctuate, negatively impacting consumer confidence and user activity on our platform in turn. User activity in our Restaurants, Retail and Other categories has been particularly sensitive to changes in consumer confidence and, as a result, traffic and revenue in these categories remained below their pre-pandemic 2019 levels in 2021. While the positive trends we have seen in user activity during periods of higher consumer confidence and looser public health restrictions give us confidence that traffic will return organically as the pandemic recedes, it is not possible for us to predict the remaining duration of the pandemic, the severity of future COVID-19 variants and resulting restrictions, or the duration or magnitude of the adverse impact on our business. Even after the COVID-19 pandemic has subsided, health measures taken by governments and private industry in response to the pandemic may have a long-term adverse effect on the economy. Adverse macroeconomic conditions have historically been particularly challenging for the SMBs on which we rely and any protracted economic downturn would have significant negative effects on our business.
Investment in Growth. In 2022, we plan to invest heavily in our strategic initiatives to grow quality leads and monetization of our Services categories, expand our Self-serve and Multi-location channels, deliver more value to advertisers and enhance the consumer experience. These initiatives will require substantial investments that may not prioritize short-term financial results, depend on our ability to develop innovative, relevant and useful products in a timely manner, and involve significant risks and uncertainties. For example, new products may fail to generate sufficient revenue, operating margin or other value to justify the investments we made in them, which is a particular risk for new products that are unproven or that are outside of our historical core business. While we believe these initiatives will ultimately drive revenue growth, our investments in them will increase our operating expenses, and any increase in revenue resulting from these product innovations will likely trail the increase in expenses.
Our Ability to Attract, Retain and Engage Consumers. We generate substantially all of our revenue based on our users' engagement with the ads that we display. Because traffic to our platform and user engagement on our platform together determine the number of ads we are able to show, affect the value of those ads to businesses and support the content creation that drives further traffic, our ability to attract, retain and engage visitors on our platform is critical to our business and financial success. While we believe our largest growth opportunity will be to monetize a greater portion of our existing traffic, rather than to grow traffic generally, we are also investing in a broad set of consumer initiatives to support the long-term growth of our traffic and business.

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
Our Ability to Attract and Retain Talent. Our ability to execute on our strategic initiatives depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring such personnel, particularly for technical roles. In 2021, we made substantial investments in our engineering, sales and marketing organizations, which has required us to effectively integrate, develop and motivate a large number of new employees in a remote environment while maintaining the beneficial aspects of our company culture. Our employee operations are complex and place substantial demands on management and our operational infrastructure, particularly in the primarily remote work environment that we plan to maintain. For example, our ongoing efforts to hire technical employees outside of the United States has resulted in the expansion of our international operations, which adds complexity and may be disruptive to our product development efforts. We believe our decision to remain working on a distributed basis permanently will provide even greater flexibility to our employees, who now have the opportunity to relocate within the countries where we operate so they can live where they want to live and work where they will feel most effective, will result in improved employee retention as well as allow us to access and attract great talent from a more diverse pool of candidates across the United States, Canada and Europe.
Stock Repurchases. Since July 2017, our board of directors has authorized us to repurchase up to an aggregate of $1.2 billion of our outstanding common stock, $194.7 million of which remained available as of February 18, 2022 and which does not have an expiration date. During the year ended December 31, 2021, we repurchased on the open market 6,995,170 shares for an aggregate purchase price of $262.9 million. During the year ended December 31, 2020, we repurchased on the open market 803,691 shares for an aggregate purchase price of $24.4 million. During the year ended December 31, 2019, we repurchased on the open market 14,190,409 shares for an aggregate purchase price of $481.0 million. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions. In addition, the terms of our Credit Agreement with Wells Fargo Bank, National Association, which we entered into in May 2020 (the "Credit Agreement"), impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We have funded the repurchases, and expect to fund future repurchases under the stock repurchase program, with cash available on our balance sheet. As a result, this program could diminish our cash reserves and reduce our ability to invest in our business, in addition to affecting the trading price and volatility of our stock.
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
Seasonality and Cyclicality. Our business is affected by seasonal fluctuations in Internet usage and advertising spending. Based on historical trends, our revenue is typically lowest in the first quarter and increases through the year to its highest level in the fourth quarter. Multi-location ad budgets are generally lowest at the beginning of the year and peak in the fourth quarter, though our SMB customers tend to decrease their spending at that time. Our traffic is also typically weakest in the fourth quarter of the year in connection with year-end holidays.

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
The following table presents year-over-year changes in our ad clicks for the periods indicated (expressed as a percentage):

	Three Months Ended December 31,
	2021	2020	2019
Ad Clicks	14%	(22)%	33%
Average CPC
We define average CPC as revenue from our performance-based ad products — excluding certain revenue adjustments that do not impact the outcome of an auction for an individual ad click, such as refunds, as well as revenue from our advertising partnerships — divided by the total number of ad clicks for a given three-month period.

Average CPC, when viewed together with ad clicks, provides important insight into the value we deliver to advertisers, which we believe is a significant factor in our ability to retain both revenue and customers. For example, a positive change in ad clicks for a given three-month period combined with lower growth or a negative change in average CPC over the same period would indicate that we delivered more ad clicks at lower prices, thereby delivering more value to our advertisers; we would expect this to have a positive impact on retention. This was the case in the fourth quarter of 2021, when growth in ad clicks outpaced growth in average CPC, helping drive increases in our NTC retention rate and advertising revenue in turn. We believe that average CPC and ad clicks together reflect one of the largest dynamics affecting our advertising revenue performance.

The following table presents year-over-year changes in our average CPC for the periods indicated (expressed as a percentage):

	Three Months Ended December 31,
	2021	2020	2019
Average CPC	7%	4%	(16)%

Ad Revenue by Category
Our advertising revenue comprises revenue from the sale of our advertising products, including the resale of our advertising products by partners and syndicated ads appearing on third-party platforms.
To reflect our strategic focus on creating two differentiated experiences on Yelp, we provide a breakdown of our advertising revenue attributable to businesses in two high-level category groupings: Services and Restaurants, Retail and Other. Our Services categories consist of home, local, auto, professional, pets, events, real estate and financial services. Our Restaurants, Retail and Other categories consist of restaurants, shopping, beauty & fitness, health and other.
In 2021, we refined our methodology for determining the business category with which advertising revenue is associated to be based on the business category of each advertising location rather than the business category of the business account that paid for the advertising. While business locations associated with a single payment account are generally part of the same business, they may offer a variety or a combination of services that differ by location; accordingly, we believe our new methodology provides a more precise breakdown of our advertising revenue between our Services and Restaurants, Retail and Other categories.
The categorization of business locations can change over time and historical business categories for individual business locations are not available; as a result, it is impracticable to apply our new methodology to prior-year amounts based on the business categorizations in effect during the prior-year periods. However, applying our new methodology to 2019 and 2020 advertising revenue based on the current business categories of the associated advertising locations does not result in a materially different breakdown than previously reported for such periods. Due to the differences between the types of business categories comprising our Services and Restaurants, Retail and Other categories, we do not believe a significant number of businesses are re-categorized such that they move from one high-level category grouping to the other, and so do not believe the result would be materially different based on the then-current categorizations.
The following table presents our advertising revenue by category for the periods presented (in thousands):

	Three Months Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Services	$157,242	$138,887	$137,501	$607,770	$515,019	$512,729
Restaurants, Retail & Other	104,205	83,735	121,451	377,455	321,096	464,196
Total Advertising Revenue	$261,447	$222,622	$258,952	$985,225	$836,115	$976,925
Paying Advertising Locations
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three-month period. We also provide a breakdown of paying advertising locations between our Services categories and Restaurants, Retail and Other categories.
We provide our paying advertising locations on a quarterly basis as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, such as ongoing concerns about COVID-19 and its variants as well as labor and supply chain challenges, have had a predominant negative impact on Restaurants, Retail and Other paying advertising locations in recent quarters. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.
The following table presents the number of paying advertising locations for the periods presented (in thousands):

	Three Months Ended December 31,
	2021	2020	2019
Services	219	224	235
Restaurant, Retail & Other	309	296	330
Total Paying Advertising Locations	528	520	565
Reviews, Traffic and Active Claimed Local Business Locations
We report our reviews, traffic and active claimed local business locations metrics on an annual basis as measures of the volume of our content, the size of our audience and the scope of our business, respectively.
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

As of December 31, 2021, 244.4 million reviews had been submitted to our platform, of which 224.4 million reviews were available on business pages, including 51.4 million reviews that were not recommended, and 20.0 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands):

	As of December 31,
	2021	2020	2019
Reviews	244,435	224,162	205,382
Traffic
Traffic to our website and mobile app has three components: mobile devices accessing our mobile app, visitors to our non-mobile optimized website, which we refer to as our desktop website, and visitors to our mobile-optimized website, which we refer to as our mobile website. App users generate a substantial majority of activity on Yelp, including the page views and ad clicks that we monetize, and we expect that traffic to our website will fluctuate and generally decline over time. While we believe our largest growth opportunity will be to monetize a greater portion of our existing traffic, rather than to grow traffic generally, we are also investing in a broad set of consumer initiatives to support the long-term growth of our traffic and business.
Traffic levels fluctuated in 2021 as consumer confidence levels changed in response to the emergence of COVID-19 variants and the severity of local public health restrictions, particularly in our Restaurants, Retail and Other categories. As a result, although our traffic recovered in 2021 compared to the prior year, it remained below our pre-pandemic 2019 traffic. While we believe that traffic will rebound organically as the pandemic recedes, we cannot predict the remaining duration of the pandemic or the magnitude of its impact on our traffic, and we expect that our traffic levels will continue to fluctuate with consumers’ level of confidence.
We use the metrics set forth below to measure each of our traffic streams. An individual user who accesses our platform through multiple traffic streams will be counted in each applicable traffic metric; as a result, the sum of our traffic metrics will not accurately represent the number of people who visit our platform on an average monthly basis.
App Unique Devices. We calculate app unique devices as the number of unique mobile devices using our mobile app in a given month, averaged over a given twelve-month period. Under this method of calculation, an individual who accesses our mobile app from multiple mobile devices will be counted as multiple app unique devices. Multiple individuals who access our mobile app from a shared device will be counted as a single app unique device.
The following table presents app unique devices for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
App Unique Devices	33,085	31,132	36,250
Desktop and Mobile Website Unique Visitors. We calculate desktop unique visitors as the number of “users,” as measured by Google Analytics, who have visited our desktop website at least once in a given month, averaged over a given twelve-month period. Similarly, we calculate mobile website unique visitors as the number of “users” who have visited our mobile website at least once in a given month, averaged over a given twelve-month period.
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

The following table presents our web traffic for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Desktop Unique Visitors	45,990	43,685	60,252
Mobile Web Unique Visitors	56,668	52,794	73,722
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
Active Claimed Local Business Locations
The number of active claimed local business locations represents the number of claimed local business locations — business addresses for which a business representative has visited our platform and claimed the free business page for the business located at that address — that are both (a) active on Yelp and (b) associated with an active business owner account as of a given date. We consider a claimed local business location to be active if it has not closed, been removed from our platform or merged with another claimed local business.
The table set forth below presents the number of active claimed local business locations as of the dates presented (in thousands).

	As of December 31,
	2021	2020	2019
Active Claimed Local Business Locations	5,794	5,357	4,889
Critical Accounting Estimates
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
We consider the estimates discussed below to be critical as we believe that the assumptions and estimates associated with these policies have the greatest potential impact on our consolidated financial statements. For further information on these and our other significant accounting estimates, see Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
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
We perform estimates and apply judgment when determining the amount of revenue to be recognized and may accept lower consideration than what is agreed to in the relevant contract. We refer to the difference between the agreed upon consideration amount and the actual consideration estimated to be received as variable consideration; types of variable consideration include cash based incentives, credits and refunds that are estimated based on historical information as well as considering economic conditions, which constrain the revenue. For all contracts with customers, estimates and assumptions include determining variable consideration and identifying the nature and timing of satisfaction of performance obligations. We believe that there will not be significant changes to our estimates of variable consideration. To date, actual amounts of consideration received have been materially consistent with the provisions we have made based on our historical estimates. For contracts satisfied over time, we apply the invoice practical expedient to depict the value transferred to the customer and measure of progress towards completion of its obligations. We consider the right to receive consideration from a customer to correspond directly with the value to the customer of our performance completed to date. We do not consider the effects of the time value of money as substantially all of our contracts are invoiced on a monthly basis, one month in arrears.
For revenue generated from arrangements that involve third parties, considerable judgment may be required in evaluating whether we are the principal, and report revenue on a gross basis, or the agent, and report revenue on a net basis. In this assessment, we consider whether we obtain control of the specified goods or services before they are transferred to the customer as well as other indicators, such as whether we are the party primarily responsible for the fulfillment, inventory risk and discretion in establishing price. The assessment of whether we are considered the principal or agent in a transaction could impact our revenue and cost of revenue recognized on our consolidated statements of operations. Changes in judgments with respect to assumptions and estimates could impact the amount of revenue recognized.
Website and Internal-Use Software Development Costs—Costs related to website and internal-use software are primarily related to our website and mobile app, including support systems. We capitalize our costs to develop software when: preliminary development efforts are successfully completed; management has authorized and committed project funding; and it is probable that the project will be completed and the software will be used as intended. We use judgment to determine which projects will be capitalized and the estimated useful life over which the related asset will be amortized. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and amortized over the estimated useful life of the upgrades. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is generally three years. This estimated useful life of three years has not historically changed and actual useful lives have been materially consistent with our estimates. While we do not believe that there is a reasonable likelihood of material change in our estimates, factors including obsolescence, the pace of changes in technology, changes in the expected use of the software, competition and other economic factors could require us to change the estimated useful life, which would result in a change to the amount of amortization that we record on our consolidated statements of operations.
Income Taxes—Significant judgment is required to determine our provision (benefit) for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles, complex tax laws, or variances between our actual and anticipated operating results. Therefore, actual income taxes could materially vary from these estimates.
We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments or changes in the tax law or rates. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Valuation allowances are provided to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. The determination of future taxable income requires significant judgment and relies on various estimates and assumptions using forecasted amounts. Changes in various factors, including economic and political conditions, could drive actual results in future years to differ from our current assumptions, judgments and estimates. We evaluate the ability to realize net deferred tax assets and the related valuation allowance on a quarterly basis.
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
We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs.

Results of Operations
The following tables set forth our results of operations for 2021, 2020 and 2019 (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,			$ Change		% Change(1)
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019	2021 vs. 2020	2020 vs. 2019

Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category(2):
Services	$607,770	$515,019	$512,729	$92,751	$2,290	18%	NM(3)
Restaurants, Retail & Other	377,455	321,096	464,196	56,359	(143,100)	18%	(31)%
Advertising	985,225	836,115	976,925	149,110	(140,810)	18%	(14)%
Transactions	13,196	15,017	12,436	(1,821)	2,581	(12)%	21%
Other	33,418	21,801	24,833	11,617	(3,032)	53%	(12)%
Total net revenue	$1,031,839	$872,933	$1,014,194	$158,906	$(141,261)	18%	(14)%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$78,097	$57,186	$62,410	$20,911	$(5,224)	37%	(8)%
Sales and marketing	454,224	437,060	500,386	17,164	(63,326)	4%	(13)%
Product development	276,473	232,561	230,440	43,912	2,121	19%	1%
General and administrative	135,816	130,450	136,091	5,366	(5,641)	4%	(4)%
Depreciation and amortization	55,683	50,609	49,356	5,074	1,253	10%	3%
Restructuring	32	3,862	—	(3,830)	3,862	(99)%	NM(3)
Total costs and expenses	1,000,325	911,728	978,683	88,597	(66,955)	10%	(7)%
Income (loss) from operations	31,514	(38,795)	35,511	70,309	(74,306)	(181)%	(209)%
Other income, net	2,204	3,670	14,256	(1,466)	(10,586)	(40)%	(74)%
Income (loss) before income taxes	33,718	(35,125)	49,767	68,843	(84,892)	(196)%	(171)%
(Benefit from) provision for income taxes	(5,953)	(15,701)	8,886	9,748	(24,587)	(62)%	(277)%
Net income (loss)	$39,671	$(19,424)	$40,881	$59,095	$(60,305)	(304)%	(148)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Please refer to “—Key Metrics—Ad Revenue by Category” for information on a methodology change adopted in 2021.
(3) Percentage change is not meaningful.
Years Ended December 31, 2021, 2020 and 2019
Net Revenue
Advertising. We generate advertising revenue from the sale of our advertising products — including enhanced business pages and performance and impression-based advertising in search results and elsewhere on our platform — to businesses of all sizes, from single-location local businesses to multi-location national businesses. Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of remnant advertising inventory through third-party ad networks. We present advertising revenue on a disaggregated basis for our high-level category groupings, Services and Restaurants, Retail and Other.
Advertising revenue increased in 2021 compared to 2020 due to higher customer spend, an increase in paying advertising locations and an improved retention rate of non-term advertiser budgets. The increase in revenue from Restaurants, Retail and Other businesses was also attributable to our reduction of COVID-19 relief incentives as pandemic-related operating restrictions eased and businesses were able to operate at a greater capacity.

Advertising revenue decreased in 2020 compared to 2019, primarily reflecting lower revenue from businesses in our Restaurants, Retail and Other categories due to the pandemic and related shelter-in-place orders, which forced many of them to either close or reduce their advertising budgets. The decrease was also the result of the relief that we provided in 2020, primarily consisting of $13.5 million of waived advertising fees, which reduced the amount of revenue that we recognized. We also paused certain advertising campaigns that were scheduled to run from April to May 2020 and offered free advertising products during those months with a total value of $14.5 million. All paused advertising campaigns that were not cancelled by the customers resumed by the end of May 2020. Advertising revenue from our Services categories in 2020 remained relatively consistent with 2019.
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
Transactions revenue decreased in 2021 compared to 2020, primarily due to a combination of fewer orders and a lower per-order transaction fee from Grubhub, which took effect in October 2020. Order volume decreased as public health restrictions eased and restaurants increased their dine-in capacity compared to the prior year.
Transactions revenue increased in 2020 compared to 2019, primarily due to an increase in food takeout and delivery orders, particularly from Grubhub, as the pandemic forced many restaurants to eliminate or reduce dine-in services.
Other Revenue. We generate revenue through our subscription services, which include our Yelp Reservations and Yelp Guest Manager products. We also generate revenue through our Yelp Knowledge and Yelp Fusion programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue increased in 2021 compared to 2020, primarily reflecting substantially lower COVID-19 relief incentives — mainly in the form of waived fees — for our subscription product customers in 2021. The increase also reflects higher revenue from our Yelp Fusion program, which we introduced in May 2020, as well as the continued growth of our Yelp Knowledge program.
Other revenue decreased in 2020 compared to 2019, primarily as a result of the COVID-19 relief incentives that we began providing customers in early 2020.
Trends and Uncertainties of Net Revenue. Net revenue in the year ended December 31, 2021 increased by 18% year over year and by 2% from 2019, driven by continued momentum in our Services categories and further recovery in our Restaurants, Retail and Other categories, despite the spread of COVID-19 variants as well as ongoing labor and supply chain headwinds. Although we anticipate that net revenue will decrease sequentially from the fourth quarter of 2021 to the first quarter of 2022, reflecting historical seasonal trends, we also expect that net revenue will grow relatively consistently on an absolute basis over the remainder of the year as the benefits of our strategic initiatives build.
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

Cost of revenue increased in 2021 compared to 2020, primarily as a result of:

•an increase in advertising fulfillment costs of $10.3 million driven by the expansion of Yelp Audiences;

•an increase in website infrastructure expenses of $7.9 million as a result of higher traffic; and

•an increase in merchant credit card processing fees of $2.6 million associated with increased advertising revenue.

Cost of revenue decreased in 2020 compared to 2019, primarily due to:

•a decrease in website infrastructure expense of $6.0 million as a result of reduced traffic and cost-cutting measures; and

•a decrease in merchant credit card processing fees of $2.1 million due to lower advertising revenue.
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
Sales and marketing expenses increased in 2021 compared to 2020, primarily driven by an increase in marketing and advertising costs of $35.8 million, reflecting our investment in targeted business owner acquisition and regional consumer campaigns. This increase was partially offset by:
•a decrease in employee costs of $10.5 million, primarily reflecting our lower average sales headcount compared to the prior year, which we maintained following the terminations and furloughs that took place in 2020 under the restructuring plan we announced on April 9, 2020 ("Restructuring Plan"); and
•a decrease in workplace operating costs of $8.2 million due to reductions in our amount leased office space, which began in the first quarter of 2021 and, to a lesser extent, our office closures, which began at the end of the first quarter 2020.
Sales and marketing expenses decreased in 2020 compared to 2019, primarily driven by:
•a decrease in employee costs of $49.0 million, primarily due to lower sales headcount following the terminations and furloughs associated with the Restructuring Plan; and
•a decrease in allocated workplace costs of $12.5 million due to lower office operating costs as a result of our office closures.
We expect sales and marketing expenses to increase in 2022 as we hire across our sales and marketing teams and invest in marketing initiatives. However, we also expect sales and marketing expenses to decrease as a percentage of revenue compared to 2021 as the composition of our sales force shifts toward more tenured and multi-location sales reps.
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
Product development expenses increased in 2021 compared to 2020 primarily driven by an increase in employee costs of $41.6 million, which reflects higher headcount and stock-based compensation expenses in 2021 and lower employee costs in the prior-year period. The lower employee costs in 2020 resulted from the reduced-hour work weeks implemented in the second quarter of 2020 under the Restructuring Plan, which remained in place for a portion of the third quarter, and lower headcount in the fourth quarter.
Product development expenses increased slightly in 2020 compared to 2019 primarily due to an increase in employee costs of $3.7 million associated with higher headcount in the three months ended March 31, 2020, partially offset by the impact of the reduced-hour work weeks as part of the Restructuring Plan in the second and third quarters and lower headcount in the fourth quarter.
We expect product development expenses to increase in 2022 as we expand our product and engineering teams and invest to support our product initiatives, but decrease as a percentage of revenue compared to 2021 as our distributed operations provide leverage.

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
General and administrative expenses increased in 2021 compared to 2020, primarily due to:
•an increase in employee costs of $15.5 million, primarily reflecting an increase in stock-based compensation expense related to performance-based restricted stock units granted during 2021 for which we expect the performance conditions to be met and, to a lesser extent, an increase in headcount; and
•an impairment charge of $11.2 million related to the right-of-use assets and leasehold improvements associated with certain of our office space that we subleased in 2021.
These increases were partially offset by a decrease of $17.7 million in our provision for doubtful accounts due to improvement in collection rates and a release of a portion of our COVID-19-related bad debt reserves following a decline in the rate of customer delinquencies. We also recorded a net gain on lease termination of $3.7 million resulting from the termination of an office lease. See Note 9, "Leases," of the Notes to Consolidated Financial Statements for further detail.
General and administrative expenses decreased in 2020 compared to 2019 primarily due to:
•fees related to shareholder activism of $7.1 million incurred during 2019 that were not repeated in 2020; and
•a decrease in employee and consulting costs of $6.5 million, driven by lower headcount following the terminations and furloughs associated with the Restructuring Plan and other workforce reductions.
These decreases were partially offset by an increase of $9.7 million in our provision for doubtful accounts primarily associated with an increase in the rate of customer delinquencies related to the COVID-19 pandemic, particularly in the first half of the year.
We expect general and administrative expenses to increase year over year in 2022 due to increased headcount to support business growth and an increase in provision for bad debt as a result of continued macroeconomic challenges, partially offset by savings from our office space reductions as we continue to operate on a distributed basis.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense increased in 2021 and 2020 compared to the prior-year periods due to increases in depreciation expense associated with capitalized website and internal use software development costs as we invested in new and enhanced products for business owners and consumers, as well as accelerated depreciation in 2021 for assets related to the termination of an office lease.
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
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, amortization of debt issuance costs, credit facility fees and foreign exchange gains and losses.

Other income, net decreased in both 2021 and 2020 compared to the prior-year periods, primarily driven by lower interest income as a result of the change in our investment strategy in the first quarter of 2020 to reduce our holdings of marketable securities in favor of holdings that are more liquid, mainly money market funds, which offer lower interest rates. We changed our strategy to preserve liquidity as a result of the uncertainties surrounding the COVID-19 pandemic and its impact on our business. For more information on this change, see Note 5, "Marketable Securities," of the Notes to Consolidated Financial Statements. We do not expect any further impacts to other income, net as a result of this change in investment strategy.
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
Benefit from income taxes decreased in 2021 primarily due to an increase in profit before tax, partially offset by an increase in benefits from stock-based compensation. The benefit from income taxes in the prior-year period also reflected net operating loss carryback benefits allowed under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).
Benefit from income taxes increased in 2020 (from a recorded provision in 2019 to a recorded benefit in 2020) primarily due to pre-tax losses, income tax credits and benefits from net operating loss carrybacks to 35.0% tax years as permitted under the CARES Act. The CARES Act was enacted on March 27, 2020 in response to the COVID-19 pandemic. See Note 16, "Income Taxes," of the Notes to Consolidated Financial Statements for further details.
As of December 31, 2021, we had approximately $40.5 million in net deferred tax assets ("DTAs"). At this time, we consider it more likely than not that we will have sufficient taxable income in the future to allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
We expect our GAAP tax rate for 2022 to increase to approximately 38%. While a number of factors are expected to contribute to this increase, all of which are subject to variability, a significant driver of this increase is the new requirement under the Tax Act to capitalize and amortize research and development expenses. Although there is pending legislation in Congress to repeal this requirement or defer it to 2026, the outcome of that legislation is uncertain. If this requirement remains effective, it would have a material and adverse impact on our effective tax rate and cash flows in 2022 as well as future years. We will continue to evaluate the impacts and monitor the issuance of additional regulatory or accounting guidance in addition to any executive or legislative updates.

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
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as restructuring costs, impairment charges, net gain on lease termination and fees related to shareholder activism; and
•other companies, including those in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, net income (loss), and our other GAAP results.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as restructuring costs, impairment charges, net gain on lease termination and fees related to shareholder activism.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA divided by net revenue.
The following is a reconciliation of net income (loss) to adjusted EBITDA, as well as the calculation of net income (loss) margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$39,671	$(19,424)	$40,881
(Benefit from) provision for income taxes	(5,953)	(15,701)	8,886
Other income, net	(2,204)	(3,670)	(14,256)
Depreciation and amortization	55,683	50,609	49,356
Stock-based compensation	151,679	124,574	121,512
Restructuring	32	3,862	—
Asset impairment(1)	11,164	—	—
Gain on lease termination, net(1)	(3,748)	—	—
Fees related to shareholder activism(1)	—	—	7,116
Adjusted EBITDA	$246,324	$140,250	$213,495

Net revenue	$1,031,839	$872,933	$1,014,194
Net income (loss) margin	4%	(2)%	4%
Adjusted EBITDA margin	24%	16%	21%
(1)Recorded within general and administrative expenses on our consolidated statements of operations.

Liquidity and Capital Resources
Sources of Cash
As of December 31, 2021, we had cash and cash equivalents of $479.8 million, which consisted of cash and money market funds. Our cash held internationally as of December 31, 2021 was $25.9 million. As of December 31, 2021, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.

To date, we have been able to finance our operations and our acquisitions through proceeds from private and public financings, including our initial public offering in March 2012 and our follow-on offering in October 2013, cash generated from operations, and, to a lesser extent, cash provided by the exercise of employee stock options and purchases under the Employee Stock Purchase Plan, as amended, as well as proceeds from our sale of Eat24 to Grubhub in October 2017.
We continue to hold the majority of our investments in highly liquid money market funds following the liquidation of our portfolio of marketable securities in the first half of 2020, which we undertook as a result of our change in investment strategy to preserve liquidity in response to the COVID-19 pandemic. Our remaining investments that were not held in money market funds as of December 31, 2021 were held in certificates of deposit. See Note 5, "Marketable Securities," of the Notes to Consolidated Financial Statements for further details about the liquidation of our portfolio of marketable securities.
We have the ability to access backup liquidity to fund working capital and other capital requirements, as needed, through a three-year, $75.0 million senior unsecured revolving credit facility (including a $25.0 million letter of credit sub-limit) as part of our Credit Agreement with Wells Fargo. As of December 31, 2021, we had $21.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $53.5 million remained available under the revolving credit facility as of that date. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to the COVID-19 pandemic.
The Credit Agreement requires us to comply with a maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. The Credit Agreement also contains customary limitations on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our property; make investments; or pay dividends, make distributions or repurchase shares. Such limitations are subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods). As of December 31, 2021, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under the heading “Risk Factors” in this Annual Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes beginning in 2022, primarily due to the new requirement to amortize certain research and development expenses under the Tax Act; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the ongoing impact of the COVID-19 pandemic or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2022 to 2031. Our cash requirements related to these lease agreements are $190.0 million, of which $48.6 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $43.9 million. See Note 9, "Leases," of the Notes to Consolidated Financial Statements for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $70.0 million, of which approximately $46.6 million is expected to be paid within the next 12 months.
The cost of capital associated with any additional funds sought in the future might be adversely impacted by the effects of macroeconomic conditions on our business. Additionally, amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits, as applicable. These cash and cash equivalents could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$212,655	$176,701	$204,782
Net cash (used in) provided by investing activities	$(27,650)	$248,359	$124,335
Net cash used in financing activities	$(300,489)	$(21,052)	$(491,519)
Operating Activities. Net cash provided by operating activities during the year ended December 31, 2021 increased compared to 2020 primarily as a result of an increase in cash inflows from customers due to higher revenue, partially offset by an increase in cash outflows due to higher payments to employees and key vendors as well as the timing of payment of payroll taxes.
Net cash provided by operating activities during the year ended December 31, 2020 decreased compared to 2019 primarily due to a decrease in cash inflows from customers as a result of lower net revenue recognized during the period. This decrease was partially offset by a decrease in cash outflows for employee-related costs as a result of lower headcount following the terminations and furloughs associated with the Restructuring Plan.
Investing Activities. Net cash used in investing activities during the year ended December 31, 2021 primarily reflects purchases of property, equipment and software. Net cash provided by investing activities during the prior-year period primarily reflects the sale of our marketable securities portfolio following the change in our investment strategy to preserve liquidity, which was partially offset by purchases of intangible assets and other investments.
Net cash provided by investing activities during the year ended December 31, 2020 increased compared to 2019 due to the sale of marketable securities discussed above. This increase was partially offset by the purchases of certificates of deposit and intangible assets during 2020 as well as the release of an escrow deposit during 2019 in connection with our sale of Eat24, which did not recur in 2020.
Financing Activities. Net cash used in financing activities during the year ended December 31, 2021 increased compared to 2020 primarily due to an increase in stock repurchases pursuant to our stock repurchase program, which we suspended for a portion of 2020, and, to a lesser extent, an increase in the amount of taxes paid in connection with the settlement of employee tax liabilities upon the vesting of restricted stock units ("RSUs"). The increase in taxes paid primarily resulted from our use of the net share withholding method of settling employee tax liabilities for RSUs in 2021 compared to the sell-to-cover method, which we used during a portion of the year-ago period. Increases in both the number of shares released upon the vesting of RSUs and the average stock price upon release in 2021 also contributed to this increase in taxes paid.
Net cash used in financing activities during the year ended December 31, 2020 decreased compared to 2019 primarily due to the suspension of share repurchases under our stock repurchase program for most of 2020 as well as our use of the sell-to-cover method of settling employee tax liabilities for RSUs during a portion of the year, which reduced the amount of taxes paid during 2020.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors has authorized us to repurchase up to an aggregate of $1.2 billion of our outstanding common stock, $194.7 million of which remained available as of February 18, 2022.
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

During the year ended December 31, 2021, we repurchased 6,995,170 shares on the open market for an aggregate purchase price of $262.9 million. During the year ended December 31, 2020, we repurchased 803,691 shares on the open market for an aggregate purchase price of $24.4 million, which reflects our suspension of share repurchases under our stock repurchase program between April 2020 and November 2020 to maintain liquidity as a result of the uncertain impact of COVID-19 on our business. During the year ended December 31, 2019, we repurchased 14,190,409 shares on the open market for an aggregate purchase price of $481.0 million.
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
Our cash and cash equivalents consist of cash and money market funds. We do not have any long-term borrowings. Because our cash and cash equivalents have relatively short maturities, their fair values are relatively insensitive to interest rate changes. We believe a hypothetical 10% increase in the interest rates as of December 31, 2021 would not have a material impact on our cash and cash equivalents portfolio.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our management reviewed the results of this evaluation with the audit committee of our board of directors.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2022

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in the definitive proxy statement for our 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement"). Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2022 Proxy Statement.
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

Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2022 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:
	1.	Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on the pages indicated:
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	1
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statements of Comprehensive Income (Loss)	5
		Consolidated Statements of Stockholders’ Equity	6
		Consolidated Statements of Cash Flows	7
		Notes to Consolidated Financial Statements	8
	2.
Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	1/31/2022
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
4.3	Description of Capital Stock.					X
10.1*	2011 Equity Incentive Plan.	S-1	333-178030	10.4	2/3/2012
10.2*	Forms of Option Agreement and Option Grant Notice under 2011 Equity Incentive Plan.	S-1	333-178030	10.5	2/3/2012
10.3*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.2	2/13/2019
10.4*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.5*	Forms of Performance Restricted Stock Unit Award Grant Notice and Agreement under 2012 Equity Incentive Plan.	8-K	001-35444	10.2	2/16/2022
10.6*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016
10.7*	Executive Severance Benefit Plan, as amended.	10-K	001-35444	10.9	2/28/2020
10.8*	Yelp Inc. Policy for the Recoupment of Incentive Compensation.					X
10.9*	Yelp Inc. Performance Bonus Compensation Plan for Executives.	8-K	001-35444	10.1	2/16/2022
10.10*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.11*	Offer Letter, dated February 3, 2012, by and between Yelp Inc. and Jeremy Stoppelman.	S-1/A	333-178030	10.15	2/3/2012
10.12*	Amendment to Equity Awards, effective as of April 7, 2020, by and between Jeremy Stoppelman and Yelp Inc.	10-Q	001-35444	10.1	8/7/2020

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.13*	Offer Letter, dated December 27, 2019, by and between Yelp Inc. and David Schwarzbach.	10-K	001-35444	10.12	2/28/2020
10.14*	Amended and Restated Offer Letter, by and between Yelp Inc. and Joseph Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.15*	Letter Agreement, dated May 22, 2014, by and between Joseph Nachman and Yelp Inc.	8-K	001-35444	99.1	5/28/2014
10.16*	Offer Letter, dated April 1, 2009, by and between Yelp Inc. and Vivek Patel.	10-Q	001-35444	10.2	5/10/2019
10.17*	Transition Agreement, dated February 15, 2022, by and between Yelp Inc. and Vivek Patel.	8-K	001-35444	10.3	2/16/2022
10.18*	Amended and Restated Offer Letter, by and between Yelp Inc. and Laurence Wilson, dated February 3, 2012.	S-1/A	333-178030	10.1	2/3/2012
10.19*	Transition Agreement, dated January 7, 2022, by and between Yelp Inc. and Laurence Wilson.	8-K	001-35444	10.1	1/10/2022
10.20*	Offer Letter and Termination and Rehire Agreement, dated August 26, 2013, by and between Yelp Inc. and Sam Eaton.					X
10.21*	Compensation Information for Registrant’s Executive Officers.	8-K	001-35444		2/16/2022
10.22*	Summary of Non-Employee Director Compensation Arrangements as of January 1, 2020.	10-K/A	001-35444	10.19	4/29/2020
10.23	Credit Agreement, dated as of May 5, 2020, by and between Yelp Inc. and Wells Fargo Bank, National Association.	10-Q	001-35444	10.2	8/7/2020
21.1	Subsidiaries of Yelp Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
Date: February 28, 2022

Yelp Inc.

/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Schwarzbach and Aaron Schur, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 28, 2022
Jeremy Stoppelman	(Principal Executive Officer)

/s/ David Schwarzbach	Chief Financial Officer	February 28, 2022
David Schwarzbach	(Principal Financial Officer and Principal Accounting Officer)

/s/ Diane Irvine	Chairperson	February 28, 2022
Diane Irvine

/s/ Fred D. Anderson, Jr.	Director	February 28, 2022
Fred D. Anderson, Jr.

/s/ Christine Barone	Director	February 28, 2022
Christine Barone

/s/ Robert Gibbs	Director	February 28, 2022
Robert Gibbs

/s/ George Hu	Director	February 28, 2022
George Hu

/s/ Sharon Rothstein	Director	February 28, 2022
Sharon Rothstein

/s/ Brian Sharples	Director	February 28, 2022
Brian Sharples

/s/ Tony Wells	Director	February 28, 2022
Tony Wells

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s processes and systems used to record CPC revenue included the following, among others:

•We tested internal controls within the relevant CPC revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger and address the accuracy and completeness of transaction data from those systems.

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
February 28, 2022

We have served as the Company's auditor since 2008.

YELP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$479,783	$595,875
Accounts receivable (net of allowance for doubtful accounts of $7,153 and $11,559 at December 31, 2021 and 2020, respectively)	107,358	88,400
Prepaid expenses and other current assets	57,536	28,450
Total current assets	644,677	712,725
Property, equipment and software, net	83,857	101,718
Operating lease right-of-use assets	140,785	168,209
Goodwill	105,128	109,261
Intangibles, net	10,673	13,521
Restricted cash	858	665
Other non-current assets	64,550	48,848
Total assets	$1,050,528	$1,154,947
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$119,620	$87,760
Operating lease liabilities — current	40,237	51,161
Deferred revenue	4,156	4,109
Total current liabilities	164,013	143,030
Operating lease liabilities — long-term	127,979	148,935
Other long-term liabilities	7,218	8,448
Total liabilities	299,210	300,413
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 72,171 shares issued and outstanding at December 31, 2021 and 75,371 shares issued and 75,272 shares outstanding at December 31, 2020	—	—
Additional paid-in capital	1,522,572	1,398,248
Treasury stock	—	(2,964)
Accumulated other comprehensive loss	(11,090)	(6,807)
Accumulated deficit	(760,164)	(533,943)
Total stockholders’ equity	751,318	854,534
Total liabilities and stockholders’ equity	$1,050,528	$1,154,947

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$1,031,839	$872,933	$1,014,194
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	78,097	57,186	62,410
Sales and marketing	454,224	437,060	500,386
Product development	276,473	232,561	230,440
General and administrative	135,816	130,450	136,091
Depreciation and amortization	55,683	50,609	49,356
Restructuring	32	3,862	—
Total costs and expenses	1,000,325	911,728	978,683
Income (loss) from operations	31,514	(38,795)	35,511
Other income, net	2,204	3,670	14,256
Income (loss) before income taxes	33,718	(35,125)	49,767
(Benefit from) provision for income taxes	(5,953)	(15,701)	8,886
Net income (loss) attributable to common stockholders	$39,671	$(19,424)	$40,881
Net income (loss) per share attributable to common stockholders
Basic	$0.53	$(0.27)	$0.55
Diluted	$0.50	$(0.27)	$0.52
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	74,221	73,005	74,627
Diluted	78,616	73,005	77,969

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$39,671	$(19,424)	$40,881
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(4,283)	4,952	(738)
Other comprehensive (loss) income	(4,283)	4,952	(738)
Comprehensive income (loss)	$35,388	$(14,472)	$40,143

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2018	81,997	$—	$1,139,462	$—	$(11,021)	$(52,923)	$1,075,518
Issuance of common stock upon exercises of employee stock options	826	—	17,488	—	—	—	17,488
Issuance of common stock upon vesting of restricted stock units ("RSUs")	2,018	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	534	—	14,775	—	—	—	14,775
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	131,223	—	—	—	131,223
Shares withheld related to net share settlement of equity awards	—	—	(43,145)	—	—	—	(43,145)
Repurchases of common stock	—	—	—	(481,011)	—	—	(481,011)
Retirement of common stock	(14,190)	—	—	481,011	—	(481,011)	—
Foreign currency adjustment, net of tax	—	—	—	—	(738)	—	(738)
Net income	—	—	—	—	—	40,881	40,881
Balance as of December 31, 2019	71,185	—	1,259,803	—	(11,759)	(493,053)	754,991
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	(34)	(34)
Issuance of common stock upon exercises of employee stock options	1,545	—	13,168	—	—	—	13,168
Issuance of common stock upon vesting of RSUs	2,684	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	662	—	14,214	—	—	—	14,214
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	134,003	—	—	—	134,003
Shares withheld related to net share settlement of equity awards	—	—	(22,940)	—	—	—	(22,940)
Repurchases of common stock	—	—	—	(24,396)	—	—	(24,396)
Retirement of common stock	(705)	—	—	21,432	—	(21,432)	—
Foreign currency adjustments, net of tax	—	—	—	—	4,952	—	4,952
Net loss	—	—	—	—	—	(19,424)	(19,424)
Balance as of December 31, 2020	75,371	—	1,398,248	(2,964)	(6,807)	(533,943)	854,534
Issuance of common stock upon exercises of employee stock options	663	—	8,650	—	—	—	8,650
Issuance of common stock upon vesting of RSUs	2,714	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	517	—	16,334	—	—	—	16,334
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	162,295	—	—	—	162,295
Shares withheld related to net share settlement of equity awards	—	—	(62,955)	—	—	—	(62,955)
Repurchases of common stock	—	—	—	(262,928)	—	—	(262,928)
Retirement of common stock	(7,094)	—	—	265,892	—	(265,892)	—
Foreign currency adjustments, net of tax	—	—	—	—	(4,283)	—	(4,283)
Net income	—	—	—	—	—	39,671	39,671
Balance as of December 31, 2021	72,171	$—	$1,522,572	$—	$(11,090)	$(760,164)	$751,318

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$39,671	$(19,424)	$40,881
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,683	50,609	49,356
Provision for doubtful accounts	14,574	32,265	22,543
Stock-based compensation	151,679	124,574	121,512
Noncash lease cost	39,339	42,235	41,365
Deferred income taxes	(9,190)	(11,181)	(2,799)
Asset impairment	11,164	—	—
Noncash gain on lease termination	(11,485)	—	—
Other adjustments, net	392	2,193	(2,997)
Changes in operating assets and liabilities:
Accounts receivable	(33,535)	(13,833)	(42,070)
Prepaid expenses and other assets	(34,633)	164	(1,349)
Operating lease liabilities	(41,008)	(46,283)	(41,808)
Accounts payable, accrued liabilities and other liabilities	30,004	15,382	20,148
Net cash provided by operating activities	212,655	176,701	204,782
Investing Activities
Sales and maturities of marketable securities — available-for-sale	—	290,395	—
Purchases of marketable securities — held-to-maturity	—	(87,438)	(541,451)
Maturities of marketable securities — held-to-maturity	—	93,200	674,097
Purchases of other investments	—	(10,000)	—
Release of escrow deposit	—	—	28,750
Purchases of property, equipment and software	(28,282)	(32,002)	(37,522)
Purchase of intangible asset	—	(6,129)	—
Other investing activities	632	333	461
Net cash (used in) provided by investing activities	(27,650)	248,359	124,335
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	24,984	27,382	32,263
Taxes paid related to the net share settlement of equity awards	(62,545)	(23,605)	(42,771)
Repurchases of common stock	(262,928)	(24,396)	(481,011)
Other financing activities	—	(433)	—
Net cash used in financing activities	(300,489)	(21,052)	(491,519)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(415)	214	(115)
Change in cash, cash equivalents and restricted cash	(115,899)	404,222	(162,517)
Cash, cash equivalents and restricted cash — Beginning of period	596,540	192,318	354,835
Cash, cash equivalents and restricted cash — End of period	$480,641	$596,540	$192,318
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$2,523	$214	$6,912
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,595	$1,155	$1,490
Tax liabilities related to equity awards included in accounts payable and accrued liabilities	$17	$45	$912
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$36,049	$13,549	$6,325
Repurchases of common stock recorded in accounts payable and accrued liabilities	$1,948	$1,689	$—

See notes to consolidated financial statements.

YELP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

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
The Company consisted of Yelp Inc. and five wholly owned entities as of December 31, 2021: Yelp UK Ltd was incorporated on December 1, 2008; Darwin Social Marketing Inc. (formerly Yelp Canada Inc.) was incorporated on February 24, 2009; Yelp Ireland Limited was incorporated on May 31, 2010; Yelp Ireland Holding Company Limited was incorporated on June 16, 2010; and Yelp GmbH (formerly Qype GmbH) was acquired on October 23, 2012. Turnstyle Analytics Inc., which was acquired on April 3, 2017, was combined with Darwin Social Marketing Inc. on January 1, 2019. The financial results of these subsidiaries are included within the consolidated financial statements of the Company presented herein.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates due to the uncertainty of the extent of the impacts of the COVID-19 pandemic, as well as other factors.
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
Marketable securities are classified as held-to-maturity when the Company has both the positive intent and ability to hold the securities to maturity, as well as an established history of holding investments to maturity. Held-to-maturity securities are stated at amortized cost and are periodically assessed for impairment. Amortized costs of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity, and these adjustments are included in interest income.
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
If the Company has the intent to sell an available-for-sale security in an unrealized loss position or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis, any previously recorded allowance is reversed and the entire difference between the amortized cost basis of the security and its fair value is recognized in the consolidated statements of operations.
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
Leases—The Company leases its office facilities under operating lease agreements that expire from 2022 to 2031, some of which include options to renew at the Company's sole discretion. If exercised, such options would extend the lease terms by up to ten years. Additionally, certain lease agreements contain options to terminate the leases, which require 6 to 12 months prior written notice to the landlord. The Company does not have any finance lease agreements.
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
For all contracts with customers, estimates and assumptions include determining variable consideration and identifying the nature and timing of satisfaction of performance obligations. The Company may accept lower consideration than the amount promised per the contract for certain revenue transactions and certain customers may receive cash based incentives, credits or refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company estimates these amounts based on the expected amount to be provided to customers and constrains the revenue. The Company believes that there will not be significant changes to its estimates of variable consideration. For contracts satisfied over time, the Company applies the invoice practical expedient to depict the value transferred to the customer and measure of progress towards completion of its obligations. The Company considers the right to receive consideration from a customer to correspond directly with the value to the customer of its performance completed to date. The Company does not consider the effects of the time value of money as substantially all of the Company’s contracts are invoiced on a monthly basis, one month in arrears.
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
Advertising. The Company generates advertising revenue primarily through the display of advertising products on its website and mobile app. These arrangements are evidenced by either written or electronic acceptance of a contract that stipulates the types of advertising to be delivered, the timing and pricing. Performance-based advertising placements are priced on a cost-per-click basis, while impression-based advertising placements are priced on a cost per thousand impressions basis. The Company recognizes revenue from the delivery of performance-based ads and impression-based ads in the period of delivery, in each case net of customer discounts. The Company also offers businesses premium features in connection with their business pages pursuant to fixed monthly fees, and recognizes revenue from such offerings over the service period.
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
Other Revenue. The Company generates other revenue through subscription services contracts, such as sales of monthly subscriptions to Yelp Reservations and Yelp Guest Manager (previously referred to as Yelp Waitlist), licensing contracts for access to Yelp data, and other non-advertising, non-transaction partnerships. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to customers.
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
Research and Development—The Company incurs research and development expenses for costs it incurs in research aimed at developing, and in translating the results of such research into, new products and services or significant improvements to existing products or services, whether intended for sale or for internal use. Such costs are considered research and development expense up to the point in time at which the product or service achieves technological feasibility. These expenses primarily consist of employee-related costs (including stock-based compensation) for the Company's engineers and other employees engaged in the research and development of its products and services, as well as allocated indirect overhead costs. Research and development costs were $265.2 million, $230.1 million and $225.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are recorded to costs and expenses in the consolidated statements of operations for those periods, primarily within product development costs.
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
Advertising Expenses—Advertising costs are expensed in the period in which the advertising takes place. Costs of producing advertising are expensed in the period in which production takes place. Total advertising expenses incurred were $56.3 million, $22.2 million and $20.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which consists of foreign currency adjustments.
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
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the Internal Revenue Service (“IRS”). Employer contributions under this plan were $8.0 million, $6.1 million and $9.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Recently Adopted Accounting Pronouncements
Income Taxes—In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for recording income taxes, while also simplifying certain recognition and allocation approaches to accounting for income taxes. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.
3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Cash	$89,407	$85,750
Cash equivalents	390,376	510,125
Total cash and cash equivalents	$479,783	$595,875
Restricted cash	858	665
Total cash, cash equivalents and restricted cash	$480,641	$596,540
Cash equivalents consist of money market accounts, including a $100.0 million investment made during December 2021 in the Empower Money Market Share Class, which aims to support underserved communities through minority-owned banking institutions.
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$390,376	$—	$—	$390,376	$510,125	$—	$—	$510,125
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,933	—	10,933
Total cash equivalents and other investments	$390,376	$10,000	$—	$400,376	$510,125	$10,933	$—	$521,058
The certificates of deposit are reflected in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2021 and 2020.

The Company's long- and indefinite-lived assets, such as property, equipment and software, goodwill and other intangible assets, are measured at fair value on a non-recurring basis if the assets are determined to be impaired. The Company recognized an impairment charge related to right-of-use ("ROU") assets and leasehold improvements associated with certain of its operating leases that it subleased during the year ended December 31, 2021. See Note 9, "Leases," for further details. The Company estimated the fair value of these assets as of the effective dates of the agreements using an income approach based on expected future cash flows from the subleased properties, which relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to its present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.
5. MARKETABLE SECURITIES
In March 2020, the Company changed its investment strategy in response to uncertainties resulting from the COVID-19 pandemic to allow for more flexibility in preserving liquidity, which led to the transfer of $300.2 million of amortized cost of its investment portfolio from a held-to-maturity classification to available-for-sale. As a result of this transfer, in March 2020, the Company reversed the allowance for credit loss that had been previously recorded upon adoption of Accounting Standards Update No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”), and measured the securities at fair value as of the transfer date by recording an immaterial allowance for credit loss to other income, net and the remaining adjustment as an immaterial unrealized loss recorded to other comprehensive income.
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
As of December 31, 2021 and 2020, the Company did not have any marketable securities and a majority of the Company’s investments were in highly liquid money market funds.
Prior to the adoption of ASU 2016-13 in 2020, the Company periodically reviewed its investment portfolio for other-than-temporary impairment. The Company considered such factors as the duration, severity and reason for the decline in value, and the potential recovery period. The Company also considered whether it was more likely than not that it would be required to sell the securities before the recovery of their amortized cost basis, and whether the amortized cost basis could not be recovered as a result of credit losses. During the year ended December 31, 2019, the Company did not recognize any other-than-temporary impairment loss.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses	$13,480	$10,438
Certificates of deposit	10,000	10,930
Other current assets	34,056	7,082
Total prepaid expenses and other current assets	$57,536	$28,450
Prepaid expenses included $0.5 million of short-term capitalized implementation costs related to cloud computing arrangements that are service contracts. The long-term portion of capitalized cloud computing implementation costs are included in other non-current assets. The Company recorded an immaterial amount of amortization expense during the year ended December 31, 2021 related to capitalized implementation costs.
As of December 31, 2021, other current assets primarily consisted of non-trade receivables, deferred costs related to unsettled share repurchases, and short-term deposits. The net increase in other current assets during the year ended December 31, 2021 was driven by an increase in non-trade receivables comprising $26.0 million of insurance proceeds that the Company anticipates receiving based on its preliminary agreement to settle certain pending litigation. For more information, see Note 13, "Commitments and Contingencies."

7. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The Company capitalized $31.0 million, $32.4 million and $33.9 million in website and internal-use software costs during the years ended December 31, 2021, 2020 and 2019, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to capitalized website and internal-use software was $30.6 million, $27.1 million and $24.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company wrote off $0.6 million, $1.5 million, and $1.6 million of capitalized website and internal-use software costs in the years ended December 31, 2021, 2020 and 2019, respectively.
Property, equipment and software, net as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Capitalized website and internal-use software development costs	$202,169	$171,831
Leasehold improvements(1)	59,190	88,687
Computer equipment	48,264	46,581
Furniture and fixtures	12,573	18,339
Telecommunication	4,953	4,951
Software	1,703	1,717
Total	328,852	332,106
Less accumulated depreciation and amortization	(244,995)	(230,388)
Property, equipment and software, net	$83,857	$101,718
(1) The cost basis was reduced to reflect an impairment of $2.7 million recorded during the year ended December 31, 2021 as a result of sublease agreements the Company entered into for portions of its office space.
Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2021, 2020 and 2019 was approximately $52.8 million, $48.0 million and $46.1 million, respectively. The Company recorded $5.2 million of accelerated depreciation for leasehold improvements during the year ended December 31, 2021 related to the termination of one of the Company’s office leases.
For more information on the impairment and lease termination, see Note 9, "Leases."
8. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis on August 31, 2021 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value.
The changes in the carrying amounts of goodwill during the years ended December 31, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$109,261	$104,589
Effect of currency translation	(4,133)	4,672
Balance, end of period	$105,128	$109,261

Intangible assets as of December 31, 2021 and 2020 consisted of the following (dollars in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(4,786)	$5,132	7.1 years
Developed technology	7,709	(7,453)	256	0.2 years
Licensing agreements	6,129	(860)	5,269	8.2 years
Domain and data licenses	2,869	(2,853)	16	1.5 years
Total	$26,625	$(15,952)	$10,673

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(3,814)	$6,104	7.8 years
Developed technology	7,709	(6,238)	1,471	1.2 years
Licensing agreements	6,129	(215)	5,914	9.2 years
Domain and data licenses	2,869	(2,837)	32	2.2 years
Total	$26,625	$(13,104)	$13,521
Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $2.8 million, $2.6 million and $3.3 million, respectively.
As of December 31, 2021, estimated future amortization expenses were as follows (in thousands):

2022	$1,676
2023	1,359
2024	1,353
2025	1,353
2026	1,353
Thereafter	3,579
Total amortization	$10,673
9. LEASES
The components of lease cost, net for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$49,989	$55,214	$54,451
Short-term lease cost (12 months or less)	532	1,288	1,287
Sublease income	(8,490)	(7,826)	(4,759)
Total lease cost, net	$42,031	$48,676	$50,979
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.

Supplemental cash flow information related to leases for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,091	$58,515	$56,672
As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

2022	$48,559
2023	45,608
2024	42,874
2025	22,331
2026	7,394
Thereafter	23,206
Total minimum lease payments	189,972
Less imputed interest	(21,756)
Present value of lease liabilities	$168,216
As of December 31, 2021 and 2020, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years) — operating leases	4.8	5.1
Weighted-average discount rate — operating leases	5.4%	6.0%
During the year ended December 31, 2021, the Company entered into sublease agreements for portions of its office space in San Francisco and New York. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the subleases in accordance with Accounting Standards Codification Topic 360, "Property, Plant, and Equipment," because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the future undiscounted cash flows under the sublease agreements to the carrying amounts of the respective ROU assets and leasehold improvements and determined that an impairment existed.
The Company compared the carrying values of the impacted assets to the fair values to determine the impairment amount related to the subleases. The Company recognized an impairment charge of $11.2 million during the year ended December 31, 2021, which is included in general and administrative expenses on its consolidated statement of operations, and reduced the carrying amount of the ROU assets and leasehold improvements by $8.5 million and $2.7 million, respectively. For more information on the fair values of the ROU assets and leasehold improvements used in the impairment analysis, see Note 4, "Fair Value Measurements."
In December 2021, the Company terminated the lease for its office space in Washington, D.C. As a result, the Company recognized a net gain of $3.7 million, which includes certain termination-related fees and is included in general and administrative expenses on its consolidated statement of operations. The Company accelerated the depreciation of related leasehold improvements assets and recorded $5.2 million of depreciation expense for these assets during the year ended December 31, 2021.

10. OTHER NON-CURRENT ASSETS
Other non-current assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets	$40,606	$31,163
Deferred contract costs	16,931	14,522
Other non-current assets	7,013	3,163
Total other non-current assets	$64,550	$48,848
Deferred contract costs as of December 31, 2021 and 2020, and changes in deferred contract costs during the years ended December 31, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$14,522	$15,138
Add: costs deferred on new contracts	17,015	15,328
Less: amortization recorded in sales and marketing expenses	(14,606)	(15,944)
Balance, end of period	$16,931	$14,522
11. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the years ended December 31, 2021, 2020 and 2019, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$11,559	$7,686	$8,685
Add: provision for doubtful accounts	14,574	32,265	22,543
Less: write-offs, net of recoveries	(18,980)	(28,392)	(23,542)
Balance, end of period	$7,153	$11,559	$7,686
The net decrease in the allowance for doubtful accounts in the year ended December 31, 2021 was primarily a result of a reduction in expected customer delinquencies compared to December 31, 2020, as collection rates improved.
The net increase in the allowance for doubtful accounts in the year ended December 31, 2020 primarily related to an anticipated increase in customer delinquencies due to the COVID-19 pandemic. In calculating the allowance for doubtful accounts as of December 31, 2021 and 2020, the Company considered expectations of probable credit losses, including probable credit losses associated with the COVID-19 pandemic, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The changes in short-term deferred revenue during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of period	$4,109	$4,315
Less: recognition of deferred revenue from beginning balance	(3,279)	(3,869)
Add: net increase in current period contract liabilities	3,326	3,663
Balance, end of period	$4,156	$4,109
The majority of the Company’s deferred revenue as of December 31, 2021 is considered short-term and is expected to be recognized as revenue in the subsequent three-month period ending March 31, 2022. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of December 31, 2021. No other contract assets or liabilities are recorded on the Company's consolidated balance sheets as of December 31, 2021 and 2020.
12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable	$16,127	$8,853
Employee-related liabilities	50,132	57,684
Accrued sales and marketing expenses	5,455	2,137
Accrued cost of revenue	9,537	8,269
Accrued legal settlements	26,037	385
Other accrued liabilities	12,332	10,432
Total accounts payable and accrued liabilities	$119,620	$87,760
The net increase in accounts payable and accrued liabilities during the year ended December 31, 2021 was primarily driven by a $26.0 million increase in accrued legal settlements based on the Company’s preliminary agreement to settle certain pending litigation. For more information, see Note 13, "Commitments and Contingencies."
13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers (the “Securities Class Action”). The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Securities Exchange Act of 1934, as amended, by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On November 27, 2018, the Court granted in part and denied in part the defendants’ motion to dismiss. On October 22, 2019, the Court approved a stipulation to certify a class in this action and, on September 9, 2021, it denied the defendants’ motion for summary judgment. The case was scheduled for trial to begin on February 7, 2022. However, on December 3, 2021, the defendants reached a preliminary agreement with the plaintiff to settle this matter for $22.25 million, which payment the Company expects to be funded by defendants’ insurers. The proposed settlement would resolve all claims asserted against all defendants in the Securities Class Action without any liability or wrongdoing attributed to them. The parties are currently negotiating the definitive terms of the settlement, which they will then present to the Court for approval.
On December 2, 2021, the Company reached a preliminary agreement to settle a pending stockholder derivative lawsuit (the “Derivative Action”) asserting claims against certain current and former officers, and naming the Company as a nominal defendant, which arose out of the same facts as the Securities Class Action and is pending before the same Court in the U.S. District Court for the Northern District of California. The proposed settlement would resolve all claims asserted against all defendants in the Derivative Action without any liability or wrongdoing attributed to them personally or to the Company. Under the terms of the proposed settlement, the Company’s board of directors would adopt and implement certain corporate governance modifications and the Company would receive $18.0 million of insurance proceeds, of which the Company has agreed to pay $3.75 million to the plaintiff’s attorneys as fees. The plaintiff submitted the proposed settlement to the Court for preliminary approval on January 28, 2022.

The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. While the proposed settlement terms for the Derivative Action are subject to Court approval and the terms of a proposed settlement of the Securities Class Action remain to be finalized (and would also be subject to Court approval), the Company believes the loss for both are probable and the payment amounts described above, which total $26.0 million, represent reasonable estimates of loss contingencies. The Company also believes that the anticipated insurance proceeds related to each action described above, which also total $26.0 million, are probable and represent reasonable estimates for loss recovery. Accordingly, the Company recorded a $26.0 million accrual for loss contingency within accounts payable and accrued liabilities as well as a $26.0 million receivable for loss recovery within prepaid expenses and other current assets on its consolidated balance sheet as of December 31, 2021. The net expense impact for the loss contingency and recovery are recorded within general and administrative expenses on its consolidated statement of operations.
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
Revolving Credit Facility—The Company is a party to a Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which provides for a three-year, $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. The commitments under the Credit Agreement expire on May 5, 2023. Interest on any borrowings under the revolving credit facility will accrue at either LIBOR plus 1.25% or at an alternative base rate plus 0.25%, at the Company's election. Interest is payable monthly in arrears for base rate loans and at the end of the applicable interest period (or, if the interest period extends over three months, at the end of each three-month interval during the interest period) for LIBOR loans. The Company is also required to pay an annual commitment fee that accrues at 0.25% per annum on the unused portion of the aggregate commitments under the revolving credit facility, payable quarterly in arrears. Debt issuance-related costs were $0.4 million and will be amortized to interest expense on a straight-line basis over the life of the Credit Agreement.
The Company is required to pay a fee that accrues at 0.70% per annum on the undrawn portion of any letter of credit, payable quarterly in arrears. As of December 31, 2021, the Company had $21.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $53.5 million remained available under the revolving credit facility as of this date.
The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of December 31, 2021. See "Liquidity and Capital Resources," included under Part II, Item 7 in this Annual Report for additional information on the covenants included in the Credit Agreement.

14. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated (in thousands):

	December 31, 2021		December 31, 2020
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000	72,171	200,000	75,371
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of December 31, 2021, the Company’s board of directors had authorized it to repurchase up to an aggregate of $1.2 billion of its outstanding common stock, $231.7 million of which remained available as of December 31, 2021. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
During the year ended December 31, 2021, the Company repurchased 6,995,170 shares on the open market for an aggregate purchase price of $262.9 million. The Company retired 7,094,000 shares during the year ended December 31, 2021 and had no treasury stock balance as of December 31, 2021.
During the year ended December 31, 2020, the Company repurchased 803,691 shares on the open market for an aggregate purchase price of $24.4 million, which reflects the Company’s suspension of share repurchases under its stock repurchase program between April 2020 and November 2020 pursuant to its restructuring plan announced on April 9, 2020 (the "Restructuring Plan"). See Note 19, "Restructuring," for further details on the Restructuring Plan. The Company retired 704,673 shares during the year ended December 31, 2020 and had a treasury stock balance of 99,018 shares as of December 31, 2020, which were excluded from its outstanding share count as of such date and subsequently retired in January 2021.
Common Stock Reserved for Future Issuance
As of December 31, 2021, the Company had reserved shares of common stock for future issuances in connection with the following (in thousands):

Number of Shares
Stock options outstanding	3,979
RSUs outstanding	10,016
Available for future equity award grants	10,809
Available for future ESPP offerings	1,870
Total reserved for future issuance	26,674
Equity Incentive Plans
The Company has outstanding awards under two equity incentive plans — the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2012 Equity Incentive Plan, as amended (the “2012 Plan”) — and had outstanding awards under a third equity incentive plan — the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) — for a portion of the year ended December 31, 2021. In July 2011, the Company adopted the 2011 Plan, terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by their existing terms. Upon the effectiveness of the underwriting agreement in connection with the Company’s initial public offering, the Company terminated the 2011 Plan and all shares that were reserved under the 2011 Plan but not issued were assumed by the 2012 Plan. No further awards will be granted pursuant to the 2011 Plan. All outstanding stock awards under the 2011 Plan continue to be governed by their existing terms. Under the 2012 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, RSUs, restricted stock awards, performance units and performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.

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
For the years ended December 31, 2021, 2020 and 2019, the weighted-average assumptions used for the Black-Scholes-Merton option valuation model were as follows:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	—	—	—
Annual risk-free rate	1.1%	0.5%	2.5%
Expected volatility	49.4%	45.9%	48.3%
Expected term (years)	6.0	5.7	6.0
A summary of stock option activity for the year ended December 31, 2021 is as follows:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	4,623	$29.89	4.7	$30,451
Granted	80	39.17
Exercised	(663)	13.04
Canceled	(61)	48.92
Outstanding at December 31, 2021	3,979	$32.59	4.4	$24,580
Options vested and exercisable at December 31, 2021	3,665	$32.33	4.1	$24,103
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $13.8 million, $33.8 million and $12.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The weighted-average grant date fair value of options granted was $18.55, $10.01 and $17.64 per share for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, total unrecognized compensation costs related to unvested stock options was approximately $4.8 million, which the Company expects to recognize over a weighted-average time period of 1.8 years.
RSUs
RSUs generally vest over a four-year period, on one of two schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter or (b) ratably on a quarterly basis.
RSUs also include performance-based restricted stock units (“PRSUs”), which are subject to both a time-based vesting schedule and either (a) a market condition or (b) the achievement of performance goals. The time-based vesting schedule is quarterly over four years (the “Time-Based Vesting Schedule”). For PRSUs subject to a market condition, the Company recognizes expense from the date of grant. For PRSUs subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved.
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
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the following year. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of December 31, 2021 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the year ended December 31, 2021 for the PRSUs that it expected to vest.
As the PRSU activity during the year ended December 31, 2021 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the year ended December 31, 2021 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2020	9,758	$29.22
Granted	6,998	36.40
Vested(1)	(4,393)	32.06
Canceled	(2,347)	31.75
Nonvested at December 31, 2021	10,016	$32.39
(1) Includes 1,680,135 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $164.5 million, $95.0 million and $112.4 million, respectively. As of December 31, 2021, the Company had approximately $301.6 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.6 years.
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
During the years ended December 31, 2021, 2020 and 2019, employees purchased 517,309, 662,063 and 534,120 shares, respectively, at a weighted-average purchase price per share of $31.58, $21.47 and $27.66, respectively. The Company recognized stock-based compensation expense related to the ESPP of $3.0 million, $2.5 million and $2.6 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$4,302	$3,784	$4,535
Sales and marketing	32,335	29,670	30,668
Product development	81,624	67,622	63,433
General and administrative	33,418	23,498	22,876
Total stock-based compensation recorded to income before incomes taxes	151,679	124,574	121,512
Benefit from income taxes	(35,778)	(31,920)	(31,565)
Total stock-based compensation recorded to net income	$115,901	$92,654	$89,947
During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $10.7 million, $9.4 million and $9.8 million, respectively, of stock-based compensation expense as website and internal-use software costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts.
15. OTHER INCOME, NET
Other income, net for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest (expense) income, net	$(116)	$2,273	$13,328
Transaction gain on foreign exchange, net	231	20	27
Other non-operating income, net	2,089	1,377	901
Other income, net	$2,204	$3,670	$14,256
16. INCOME TAXES
The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$44,009	$(28,878)	$55,292
Foreign	(10,291)	(6,247)	(5,525)
Total income (loss) before income taxes	$33,718	$(35,125)	$49,767

The income tax (benefit) provision is composed of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$1,133	$(4,823)	$8,598
State	1,859	(434)	2,570
Foreign	245	737	517
Total current tax	$3,237	$(4,520)	$11,685
Deferred:
Federal	$(9,338)	$(10,456)	$(2,916)
State	(443)	(731)	59
Foreign	591	6	58
Total deferred tax	(9,190)	(11,181)	(2,799)
Total (benefit from) provision for income taxes	$(5,953)	$(15,701)	$8,886

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Income tax at federal statutory rate	21.00%	21.00%	21.00%
State tax, net of federal tax effect	6.20	2.87	2.83
Foreign income tax rate differential	(1.84)	1.04	(0.56)
Stock-based compensation	(17.26)	(6.42)	3.46
Provision to return true-ups	2.46	(1.30)	(0.31)
Income tax credits	(39.39)	39.52	(26.94)
Change in valuation allowance	11.50	(15.64)	10.40
Change in uncertain tax positions	(16.53)	(0.36)	0.56
Employee fringe benefits	0.42	(2.27)	5.97
Other non-deductible expenses	11.49	(1.85)	1.42
Deferred adjustments	1.30	1.37	0.37
Net operating loss carryback and true-up	3.00	5.64	—
Other	(0.01)	1.10	(0.34)
Effective tax rate	(17.66)%	44.70%	17.86%
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act allows losses incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding tax years and to offset 100% of regular taxable income. The Company recognized a benefit in the year ended December 31, 2020 as a result of the ability to carry back its 2020 losses to 2017 as permitted under the CARES Act.

Deferred Tax Balances
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Reserves and others	$4,963	$5,246
Stock-based compensation	21,749	20,388
Net operating loss carryforward	3,064	5,509
Tax credit carryforward	47,340	40,513
Operating lease liabilities	40,616	49,229
Gross deferred tax assets	117,732	120,885
Valuation allowance	(32,815)	(28,941)
Total deferred tax assets	84,917	91,944
Deferred tax liabilities:
Depreciation and amortization	(5,506)	(15,551)
Deferred contract costs	(4,372)	(3,735)
Operating lease right-of-use assets	(34,515)	(41,495)
Total deferred tax liabilities	(44,393)	(60,781)
Net deferred tax assets	$40,524	$31,163
As of December 31, 2021, the Company had federal and state net operating loss carryforwards of approximately $5.4 million and $29.0 million, respectively, expiring beginning in 2036 and 2025, respectively. As of the balance sheet date, the Company's wholly owned subsidiary, Yelp GmbH (Germany), had net operating loss carryforwards of $1.1 million, which have an indefinite carryforward period. The Company had federal research credit carryforwards of approximately $40.0 million (gross) that begin to expire in 2031, if unused; California research credit carryforwards of approximately $65.8 million (gross) that do not expire; and Canada research credit carryforwards of approximately $2.9 million (gross) that begin to expire in 2041.
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
As of December 31, 2021, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $9.3 million. The Company continues to assert that all its foreign earnings are to be permanently reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.
Deferred Tax Valuation Allowance
As more fully described in “Income Taxes” in Note 2, "Summary of Significant Accounting Policies," the Company maintains valuation allowances against deferred tax balances where appropriate and considers all positive and negative evidence that the Company would have future taxable income sufficient to realize the benefit of its deferred tax assets.
Valuation allowances of $32.8 million and $28.9 million primarily related to California state tax credits were recorded against the Company's net deferred tax asset balances as of December 31, 2021 and 2020, respectively. Since the Company mainly conducts research and development activities in California but earns a substantial portion of its U.S. income in other states, the Company could not assert, at the required more-likely-than-not level of certainty, that it will generate future taxable California income sufficient to realize the benefit of these deferred tax assets. Accordingly, the Company maintained a valuation allowance against specific state credits.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$48,207	$40,718	$33,107
Decrease based on tax positions related to the prior year	(291)	(453)	(611)
Increase based on tax positions related to the current year	10,750	7,942	9,995
Decrease from tax authorities' settlements	—	—	(1,773)
Lapse of statute of limitations	(6,061)	—	—
Balance at the end of the year	$52,605	$48,207	$40,718
As of December 31, 2021, the Company had $26.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During each of the years ended December 31, 2021, 2020 and 2019, the Company recorded an immaterial amount of interest and penalties.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions – Canada, Ireland, United Kingdom and Germany – the tax years subsequent to 2016 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes that it is reasonably possible that its unrecognized tax benefits could be reduced by $0.9 million within the next 12 months.
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

The following tables present the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Basic net income (loss) per share:
Net income (loss)	$39,671	$(19,424)	$40,881
Shares used in computation:
Weighted-average common shares outstanding	74,221	73,005	74,627
Basic net income (loss) per share attributable to common stockholders:	$0.53	$(0.27)	$0.55

	Year Ended December 31,
	2021	2020	2019
Diluted net income (loss) per share:
Net income (loss)	$39,671	$(19,424)	$40,881
Shares used in computation:
Weighted-average common shares outstanding	74,221	73,005	74,627
Stock options	786	—	2,367
RSUs	3,607	—	973
ESPP	2	—	2
Number of shares used in diluted calculation	78,616	73,005	77,969
Diluted net income (loss) per share attributable to common stockholders:	$0.50	$(0.27)	$0.52
The following stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	1,541	4,623	2,580
RSUs	59	9,758	2,020
ESPP	—	62	—
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
The Company has determined that it has a single operating and reporting segment. When the Company communicates results externally, it disaggregates net revenue into major product lines and primary geographical markets, which is based on the billing address of the customer. The disaggregation of net revenue by major product lines is based on the type of service provided and also aligns with the timing of revenue recognition for each. To reflect the Company's strategic focus on creating differentiated experiences for its Services categories and Restaurants, Retail and Other categories, the Company further disaggregates advertising revenue to reflect these two high-level category groupings. The Services categories consist of the following businesses: home, local, auto, professional, pets, events, real estate and financial services. The Restaurants, Retail and Other categories consist of the following businesses: restaurants, shopping, beauty & fitness, health and other.

Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net revenue by product:
Advertising revenue by category(1):
Services	$607,770	$515,019	$512,729
Restaurants, Retail & Other	377,455	321,096	464,196
Advertising	985,225	836,115	976,925
Transactions	13,196	15,017	12,436
Other	33,418	21,801	24,833
Total net revenue	$1,031,839	$872,933	$1,014,194
(1) In 2021, the Company updated its method of disaggregating advertising revenue by category. Prior-period amounts have not been updated as it is impracticable to do so, given certain historical information was not available.
During the years ended December 31, 2021, 2020 and 2019, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which it recognizes revenue, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
The Company offered a number of relief incentives to advertising and other revenue customers most impacted by the COVID-19 pandemic totaling $3.5 million and $22.6 million during the years ended December 31, 2021 and 2020, respectively. These incentives were primarily in the form of waived advertising and subscription fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the years ended December 31, 2021 and 2020 accordingly. During the year ended December 31, 2020, the Company also paused certain advertising campaigns that were scheduled to run from April to May 2020 and offered certain free advertising products during those months with a total value of $14.5 million. All paused advertising campaigns that were not cancelled by customers resumed by the end of May 2020.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$1,023,143	$863,300	$1,000,245
All other countries	8,696	9,633	13,949
Total net revenue	$1,031,839	$872,933	$1,014,194
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	As of December 31,
	2021	2020
United States	$79,027	$97,548
All other countries	4,830	4,170
Total long-lived assets	$83,857	$101,718

19. RESTRUCTURING
In April 2020, the Company announced the Restructuring Plan to help manage the near-term financial impacts of the COVID-19 pandemic. In addition to reductions and deferrals in spending, the Restructuring Plan’s cost-cutting measures included workforce reductions affecting approximately 1,000 employees and furloughs affecting approximately 1,100 additional employees, as well as salary reductions and reduced-hour work weeks. In July 2020, the Company announced an additional workforce reduction (separate from the Restructuring Plan) affecting approximately 60 employees. By the end of August 2020, the Company restored reduced salaries and returned many of its furloughed employees.
The Company incurred an immaterial amount of restructuring costs during the year ended December 31, 2021 and does not expect to incur any material additional restructuring costs related to the Restructuring Plan and subsequent workforce reduction in July 2020. The Company incurred $3.9 million in restructuring costs during the year ended December 31, 2020 in connection with terminations under the Restructuring Plan and additional workforce reduction, which represent expenditures for severance, payroll taxes and related benefits costs. These costs were recorded as restructuring expenses on the Company's consolidated statements of operations. Additional costs related to supporting furloughed employees incurred during the year ended December 31, 2020 were excluded from restructuring expenses and recorded in operating expenses.