Form 10-Q
period 2022-03-31
YELP INC
filed 2022-05-06
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of April 29, 2022, there were 70,859,229 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements contained in this Quarterly Report that are not purely historical, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements about:
•our financial performance, including our revenue, operating expenses and margins, as well as our ability to regain or maintain profitability;
•our ability to maintain and expand our advertiser base;
•our strategic initiatives to support revenue growth and margin expansion;
•our investment plans and priorities, including planned investments in product development, marketing and our sales channels, as well as our ability to execute against those priorities and the results thereof;
•our ability to operate with a primarily distributed workforce as well as the benefits and costs thereof;
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) and elsewhere in this Quarterly Report, such as:
•fluctuations in the number of COVID-19 cases, vaccination rates in the United States, any reimposition of pandemic-related business and travel restrictions, the emergence of COVID-19 variants and related public health and consumer responses, and the pace of economic recovery in local economies and the United States generally;
•our ability to maintain and expand our advertiser base, particularly as many businesses continue to face macroeconomic challenges, including labor and supply chain difficulties;
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
•our ability to generate sufficient revenue to regain or maintain profitability, particularly in light of our limited operating history in an evolving industry, significant ongoing investments in our strategic initiatives, and the ongoing impact of the COVID-19 pandemic and macroeconomic challenges;
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
NOTE REGARDING METRICS
We review a number of performance metrics to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics” in this Quarterly Report and in our Annual Report for information on how we define our key metrics. Unless otherwise stated, these metrics do not include metrics from subscription products or our business-owner products.
While our metrics are based on what we believe to be reasonable calculations, there are inherent challenges in measuring usage across our large user base. Certain of our performance metrics, including the number of unique devices accessing our mobile app, ad clicks, average cost-per-click and active claimed local business locations, are tracked with internal company tools, which are not independently verified by any third party and have a number of limitations. For example, our metrics may be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period. Although we take steps to exclude such activity and, as a result, do not believe it has had a material impact on our reported metrics, our efforts may not successfully account for all such activity.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$465,121	$479,783
Accounts receivable (net of allowance for doubtful accounts of $8,201 and $7,153 at March 31, 2022 and December 31, 2021, respectively)	111,762	107,358
Prepaid expenses and other current assets	60,458	57,536
Total current assets	637,341	644,677
Property, equipment and software, net	83,138	83,857
Operating lease right-of-use assets	132,029	140,785
Goodwill	104,317	105,128
Intangibles, net	10,020	10,673
Restricted cash	794	858
Other non-current assets	77,267	64,550
Total assets	$1,044,906	$1,050,528
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$146,283	$119,620
Operating lease liabilities — current	41,130	40,237
Deferred revenue	8,218	4,156
Total current liabilities	195,631	164,013
Operating lease liabilities — long-term	117,398	127,979
Other long-term liabilities	7,528	7,218
Total liabilities	320,557	299,210
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 71,641 shares issued and 71,559 shares outstanding at March 31, 2022, and 72,171 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	1,547,337	1,522,572
Treasury stock	(2,886)	—
Accumulated other comprehensive loss	(11,903)	(11,090)
Accumulated deficit	(808,199)	(760,164)
Total stockholders' equity	724,349	751,318
Total liabilities and stockholders' equity	$1,044,906	$1,050,528

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$276,628	$232,096
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	23,429	14,874
Sales and marketing	126,097	112,909
Product development	80,685	67,992
General and administrative	39,383	31,861
Depreciation and amortization	11,490	13,083
Restructuring	—	20
Total costs and expenses	281,084	240,739
Loss from operations	(4,456)	(8,643)
Other income, net	929	705
Loss before income taxes	(3,527)	(7,938)
Benefit from income taxes	(2,612)	(2,142)
Net loss attributable to common stockholders	$(915)	$(5,796)
Net loss per share attributable to common stockholders
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	71,639	75,245
Diluted	71,639	75,245

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(915)	$(5,796)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(813)	(2,752)
Other comprehensive loss	(813)	(2,752)
Comprehensive loss	$(1,728)	$(8,548)

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	75,371	$—	$1,398,248	$(2,964)	$(6,807)	$(533,943)	$854,534
Issuance of common stock upon exercises of employee stock options	524	—	6,049	—	—	—	6,049
Issuance of common stock upon vesting of restricted stock units ("RSUs")	670	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	41,519	—	—	—	41,519
Shares withheld related to net share settlement of equity awards	—	—	(16,926)	—	—	—	(16,926)
Repurchases of common stock	—	—	—	(49,528)	—	—	(49,528)
Retirement of common stock	(1,412)	—	—	49,179	—	(49,179)	—
Foreign currency adjustments, net of tax	—	—	—	—	(2,752)	—	(2,752)
Net loss	—	—	—	—	—	(5,796)	(5,796)
Balance as of March 31, 2021	75,153	$—	$1,428,890	$(3,313)	$(9,559)	$(588,918)	$827,100

Balance as of December 31, 2021	72,171	$—	$1,522,572	$—	$(11,090)	$(760,164)	$751,318
Issuance of common stock upon exercises of employee stock options	27	—	588	—	—	—	588
Issuance of common stock upon vesting of RSUs	825	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	42,767	—	—	—	42,767
Shares withheld related to net share settlement of equity awards	—	—	(18,590)	—	—	—	(18,590)
Repurchases of common stock	—	—	—	(50,006)	—	—	(50,006)
Retirement of common stock	(1,382)	—	—	47,120	—	(47,120)	—
Foreign currency adjustments, net of tax	—	—	—	—	(813)	—	(813)
Net loss	—	—	—	—	—	(915)	(915)
Balance as of March 31, 2022	71,641	$—	$1,547,337	$(2,886)	$(11,903)	$(808,199)	$724,349

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(915)	$(5,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,490	13,083
Provision for doubtful accounts	7,562	3,289
Stock-based compensation	41,060	39,245
Noncash lease cost	8,453	10,779
Deferred income taxes	(11,074)	(2,406)
Amortization of deferred cost	4,039	3,401
Other adjustments, net	248	14
Changes in operating assets and liabilities:
Accounts receivable	(11,968)	(3,639)
Prepaid expenses and other assets	(7,494)	491
Operating lease liabilities	(9,492)	(6,871)
Accounts payable, accrued liabilities and other liabilities	27,994	7,341
Net cash provided by operating activities	59,903	58,931
Investing Activities
Purchases of property, equipment and software	(6,636)	(6,005)
Other investing activities	61	29
Net cash used in investing activities	(6,575)	(5,976)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	540	6,049
Taxes paid related to the net share settlement of equity awards	(18,487)	(16,803)
Repurchases of common stock	(50,006)	(49,528)
Net cash used in financing activities	(67,953)	(60,282)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(101)	68
Change in cash, cash equivalents and restricted cash	(14,726)	(7,259)
Cash, cash equivalents and restricted cash — Beginning of period	480,641	596,540
Cash, cash equivalents and restricted cash — End of period	$465,915	$589,281
Supplemental Disclosures of Other Cash Flow Information
Refunds received for income taxes, net	$(1,005)	$(704)
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$3,178	$1,242
Tax liabilities related to equity awards included in accounts payable and accrued liabilities	$5	$43
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,497
Repurchases of common stock recorded in accounts payable and accrued liabilities	$2,656	$2,041

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
The unaudited condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation, including reclassifying amortization of deferred costs to a separate line item within the condensed consolidated statement of cash flows.
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
Use of Estimates
The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates due to the uncertainty of the extent of the impacts of macroeconomic conditions and other factors.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from those described in the Annual Report.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash	$74,694	$89,407
Cash equivalents	390,427	390,376
Total cash and cash equivalents	$465,121	$479,783
Restricted cash	794	858
Total cash, cash equivalents and restricted cash	$465,915	$480,641
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$390,427	$—	$—	$390,427	$390,376	$—	$—	$390,376
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,000	—	10,000
Total cash equivalents and other investments	$390,427	$10,000	$—	$400,427	$390,376	$10,000	$—	$400,376
The certificates of deposit are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$15,811	$13,480
Certificates of deposit	10,000	10,000
Other current assets	34,647	34,056
Total prepaid expenses and other current assets	$60,458	$57,536
Prepaid expenses included $0.6 million of short-term capitalized implementation costs related to cloud computing arrangements that are service contracts. The long-term portion of capitalized cloud computing implementation costs of $0.9 million are included in other non-current assets. The Company recorded an immaterial amount of amortization expense during the three months ended March 31, 2022 related to capitalized implementation costs. As of March 31, 2022, other current assets primarily consisted of non-trade receivables and deferred costs related to unsettled share repurchases.
5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Capitalized website and internal-use software development costs	$209,685	$202,169
Leasehold improvements	60,559	59,190
Computer equipment	48,802	48,264
Furniture and fixtures	12,277	12,573
Telecommunication	4,950	4,953
Software	1,703	1,703
Total	337,976	328,852
Less accumulated depreciation and amortization	(254,838)	(244,995)
Property, equipment and software, net	$83,138	$83,857
Depreciation and amortization expense related to property, equipment and software was $10.8 million and $12.4 million for the three months ended March 31, 2022 and 2021, respectively.
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
The changes in carrying amount of goodwill during the three months ended March 31, 2022 were as follows (in thousands):

Balance as of December 31, 2021	$105,128
Effect of currency translation	(811)
Balance as of March 31, 2022	$104,317

Intangible assets that were not fully amortized as of March 31, 2022 and December 31, 2021 consisted of the following (dollars in thousands):

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(5,019)	$4,899	6.9	years
Developed technology	7,709	(7,709)	—	0.0	years
Licensing agreements	6,129	(1,022)	5,107	7.9	years
Domains and data licenses	2,869	(2,855)	14	1.3	years
Total	$26,625	$(16,605)	$10,020

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(4,786)	$5,132	7.1	years
Developed technology	7,709	(7,453)	256	0.2	years
Licensing agreements	6,129	(860)	5,269	8.2	years
Domain and data licenses	2,869	(2,853)	16	1.5	years
Total	$26,625	$(15,952)	$10,673
Amortization expense was $0.7 million in each of the three months ended March 31, 2022 and 2021.
As of March 31, 2022, estimated future amortization expenses were as follows (in thousands):

Remainder of 2022	$1,023
2023	1,359
2024	1,353
2025	1,353
2026	1,353
2027	1,353
Thereafter	2,226
Total amortization	$10,020
7. LEASES
The components of lease cost, net for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$10,667	$13,763
Short-term lease cost (12 months or less)	254	137
Sublease income	(2,777)	(1,628)
Total lease cost, net	$8,144	$12,272
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.

Supplemental cash flow information related to leases for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,899	$9,590
As of March 31, 2022, maturities of lease liabilities were as follows (in thousands):

Remainder of 2022	$36,515
2023	45,566
2024	42,840
2025	22,300
2026	7,365
2027	6,554
Thereafter	16,653
Total minimum lease payments	177,793
Less imputed interest	(19,265)
Present value of lease liabilities	$158,528
As of March 31, 2022 and December 31, 2021, the weighted-average remaining lease terms and weighted-average discount rates were as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years) — operating leases	4.6	4.8
Weighted-average discount rate — operating leases	5.3%	5.4%
8. OTHER NON-CURRENT ASSETS
Other non-current assets as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred tax assets	$51,668	$40,606
Deferred contract costs	19,093	16,931
Other non-current assets	6,506	7,013
Total other non-current assets	$77,267	$64,550
Deferred contract costs as of March 31, 2022 and December 31, 2021, and changes in deferred contract costs during the three months ended March 31, 2022, were as follows (in thousands):

Three Months Ended March 31, 2022
Balance, beginning of period	$16,931
Add: costs deferred on new contracts	6,180
Less: amortization recorded in sales and marketing expenses	(4,018)
Balance, end of period	$19,093

9. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$7,153	$11,559
Add: provision for doubtful accounts	7,562	3,289
Less: write-offs, net of recoveries	(6,514)	(5,168)
Balance, end of period	$8,201	$9,680
The net increase in the allowance for doubtful accounts in the three months ended March 31, 2022 was primarily related to an anticipated increase in customer delinquencies due to an increase in both advertisers and customer spend during the three month period. The net decrease in the allowance for doubtful accounts in the three months ended March 31, 2021 was primarily a result of a reduction in expected customer delinquencies as collection rates improved. In calculating the allowance for doubtful accounts as of March 31, 2022 and 2021, the Company considered expectations of probable credit losses, including probable credit losses associated with the COVID-19 pandemic, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in deferred revenue during the three months ended March 31, 2022 were as follows (in thousands):

Three Months Ended March 31, 2022
Balance, beginning of period	$4,156
Less: recognition of deferred revenue from beginning balance	(2,905)
Add: net increase in current period contract liabilities	6,967
Balance, end of period	$8,218
The majority of the deferred revenue balance as of March 31, 2022 is expected to be recognized as revenue in the subsequent three-month period ending June 30, 2022. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of March 31, 2022. No other contract assets or liabilities were recorded on the Company's condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable	$11,386	$16,127
Employee-related liabilities	68,153	50,132
Accrued sales and marketing expenses	8,595	5,455
Accrued cost of revenue	9,092	9,537
Accrued legal settlements	26,000	26,037
Other accrued liabilities	23,057	12,332
Total accounts payable and accrued liabilities	$146,283	$119,620
As of March 31, 2022, other accrued liabilities primarily consisted of income taxes payable, accrued costs related to unsettled share repurchases and accrued workplace costs.

11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers (the “Securities Class Action”). The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Securities Exchange Act of 1934, as amended, by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On November 27, 2018, the Court granted in part and denied in part the defendants’ motion to dismiss. On October 22, 2019, the Court approved a stipulation to certify a class in this action and, on September 9, 2021, it denied the defendants’ motion for summary judgment. The case was scheduled for trial to begin on February 7, 2022. However, on December 3, 2021, the defendants reached a preliminary agreement with the plaintiff to settle this matter for $22.25 million, which payment the Company expects to be funded by defendants’ insurers. The proposed settlement would resolve all claims asserted against all defendants in the Securities Class Action without any liability or wrongdoing attributed to them. The plaintiff submitted the proposed settlement to the Court for preliminary approval on April 21, 2022.
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
The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. While the proposed settlement terms for both the Securities Class Action and the Derivative Action are subject to Court approval, the Company believes the loss for both are probable and the payment amounts described above, which total $26.0 million, represent reasonable estimates of loss contingencies. The Company also believes that the anticipated insurance proceeds related to each action described above, which also total $26.0 million, are probable and represent reasonable estimates for loss recovery. Accordingly, the Company recorded a $26.0 million accrual for loss contingency within accounts payable and accrued liabilities as well as a $26.0 million receivable for loss recovery within prepaid expenses and other current assets on its condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
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

Revolving Credit Facility—The Company is a party to a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), which provides for a three-year, $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. As of March 31, 2022, the Company had $21.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $53.5 million remained available under the revolving credit facility as of this date. The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of March 31, 2022. For additional information on the terms of the Credit Agreement, including fees payable by the Company, financial covenants, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
got12. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated (in thousands):

	March 31, 2022		December 31, 2021
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000	71,641	200,000	72,171
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of March 31, 2022, the Company's board of directors had authorized it to repurchase up to an aggregate of $1.2 billion of its outstanding common stock, $181.7 million of which remained available as of March 31, 2022. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
During the three months ended March 31, 2022, the Company repurchased on the open market 1,464,614 shares for an aggregate purchase price of $50.0 million and retired 1,382,078 shares. As of March 31, 2022, the Company had a treasury stock balance of 82,536 shares, which were excluded from its outstanding share count as of such date and subsequently retired in April 2022.
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

A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	3,979	$32.59	4.4	$24,580
Exercised	(27)	22.45
Canceled	(14)	11.68
Outstanding at March 31, 2022	3,938	$32.68	4.2	$19,264
Options vested and exercisable at March 31, 2022	3,693	$32.49	4.0	$19,000
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.3 million and $11.1 million for the three months ended March 31, 2022 and 2021, respectively.
There were no options granted during the three months ended March 31, 2022 and 2021.
As of March 31, 2022, total unrecognized compensation costs related to nonvested stock options were approximately $3.7 million, which the Company expects to recognize over a weighted-average time period of 1.7 years.
RSUs
RSUs generally vest over a four-year period, on one of two schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly thereafter or (b) ratably on a quarterly basis.
RSUs also include performance-based restricted stock units ("PRSUs"), which are subject to either (a) a market condition or (b) the achievement of performance goals. PRSUs may also be subject to a time-based vesting schedule of quarterly over four years (the "Time-Based Vesting Schedule"). For PRSUs subject to a market condition, the Company recognizes expense from the date of grant. For PRSUs subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved.
The Company granted PRSUs subject to market conditions in 2019 and 2022. The shares underlying each PRSU award granted in 2019 will be eligible to vest only if the average closing price of the Company's common stock equals or exceeds $45.3125 over any 60-day trading period during the four years following the grant date of February 7, 2019. If this market condition is met, the shares underlying each PRSU award will vest according to the Time-Based Vesting Schedule. Any shares subject to the PRSUs that have met the Time-Based Vesting Schedule at the time the market condition is achieved will fully vest as of such date; thereafter, any remaining nonvested shares subject to the PRSUs will continue vesting solely according to the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date.
The shares underlying each PRSU award granted in 2022 that is subject to market conditions vest based on the relative performance of the Company's total stockholder return ("TSR") over a three-year period. A percentage of the target number of shares underlying each award, ranging from zero to 200%, will vest based on the percentile rank of the Company's TSR relative to that of the other companies in the Russell 2000 Index over the period beginning January 1, 2022 and ending December 31, 2024. The Company’s TSR, as well as the TSR of the other companies in the Russell 2000 Index, will be calculated based on the average closing price of each company's stock over the last 20 trading days of the performance period compared to the average closing price over the first 20 trading days of the performance period. Any shares that become eligible to vest based on the Company's level of achievement of the market goal will fully vest on or following certification of the Company's performance on February 20, 2025 or, if certification occurs following such date, March 15, 2025, subject to the applicable employee's continued service as of such vesting date.
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the following year. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of March 31, 2022 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the three months ended March 31, 2022 for the PRSUs that it expected to vest.
As the PRSU activity during the three months ended March 31, 2022 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the three months ended March 31, 2022 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	10,016	$32.39
Granted	4,818	36.06
Vested(1)	(1,371)	33.80
Canceled	(728)	32.93
Nonvested at March 31, 2022	12,735	$33.59
(1) Includes 545,701 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the three months ended March 31, 2022 and 2021 was $46.7 million and $42.1 million, respectively. As of March 31, 2022, the Company had approximately $403.4 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.8 years.
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
There were no shares purchased by employees under the ESPP in the three months ended March 31, 2022 or 2021. The Company recognized stock-based compensation expense related to the ESPP of $0.8 million in each of the three months ended March 31, 2022 and 2021.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$1,305	$1,108
Sales and marketing	8,655	8,397
Product development	23,125	20,753
General and administrative	7,975	8,987
Total stock-based compensation recorded to loss before income taxes	41,060	39,245
Benefit from income taxes	(9,138)	(10,065)
Total stock-based compensation recorded to net loss	$31,922	$29,180
During the three months ended March 31, 2022 and 2021, the Company capitalized $2.5 million and $2.8 million, respectively, of stock-based compensation expense as website development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts.

13. OTHER INCOME, NET
Other income, net for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income (expense), net	$22	$(18)
Transaction gain on foreign exchange, net	71	257
Other non-operating income, net	836	466
Other income, net	$929	$705
14. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The benefit from income taxes for the three months ended March 31, 2022 was $2.6 million, which was due to $1.6 million of U.S. federal, state and foreign benefit from income taxes, and $1.0 million of net discrete tax benefit primarily related to stock-based compensation. The benefit from income taxes for the three months ended March 31, 2021 was $2.1 million, which was due to $1.8 million of U.S. federal, state and foreign income tax expense, offset by $3.9 million of net discrete tax benefit.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three months ended March 31, 2022, the difference between the effective tax rate and the federal statutory tax rate primarily related to stock-based compensation and the inclusion of global intangible low-taxed income ("GILTI"), offset by tax credits. As currently enacted, beginning in 2022, the Tax Cuts and Jobs Act (the "Tax Act") requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which is expected to increase the amount of the Company's GILTI. For the three months ended March 31, 2021, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by non-deductible expenses.
As of March 31, 2022, the total amount of gross unrecognized tax benefits was $55.3 million, $28.1 million of which was subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three months ended March 31, 2022, the Company recorded an immaterial amount of interest and penalties.
As of March 31, 2022, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $11.7 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2016 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 31, 2022, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by $0.9 million over the next 12 months.

15. NET LOSS PER SHARE
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
The following table presents the calculation of basic and diluted net loss per share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic net loss per share:
Net loss	$(915)	$(5,796)
Shares used in computation:
Weighted-average common shares outstanding	71,639	75,245
Basic net loss per share attributable to common stockholders	$(0.01)	$(0.08)

	Three Months Ended March 31,
	2022	2021
Diluted net loss per share:
Net loss	$(915)	$(5,796)
Shares used in computation:
Weighted-average common shares outstanding	71,639	75,245
Diluted net loss per share attributable to common stockholders	$(0.01)	$(0.08)
The following stock-based instruments were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	3,938	4,089
RSUs	12,735	12,199
ESPP	226	213
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

Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net revenue by product:
Advertising revenue by category(1):
Services	$160,263	$140,687
Restaurants, Retail & Other	102,974	81,300
Advertising	263,237	221,987
Transactions	3,180	3,804
Other	10,211	6,305
Total net revenue	$276,628	$232,096
(1) Advertising revenue by category in 2022 reflects an updated method of disaggregation. Prior-period amounts have not been updated as it is impracticable to do so, given certain historical information was not available.
During the three months ended March 31, 2022 and 2021, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which revenue is recognized, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
The Company offered a number of relief incentives to advertising and other revenue customers most impacted by the COVID-19 pandemic totaling $0.3 million and $2.2 million during the three months ended March 31, 2022 and 2021, respectively. These incentives were primarily in the form of waived subscription and advertising fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the three months ended March 31, 2022 and 2021 accordingly.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$274,644	$229,995
All other countries	1,984	2,101
Total net revenue	$276,628	$232,096
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	March 31, 2022	December 31, 2021
United States	$77,992	$79,027
All other countries	5,146	4,830
Total long-lived assets	$83,138	$83,857

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click ("CPC") basis. In the three months ended March 31, 2022, our net revenue was $276.6 million, up 19% from the three months ended March 31, 2021, and we recorded net loss of $0.9 million and adjusted EBITDA of $48.1 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income (loss), see "Non-GAAP Financial Measures" below.
In the first quarter of 2022, our strategic investments in product and marketing drove further progress on our revenue growth initiatives:
•Grow quality leads and monetization in Services. We continued working to drive more high-quality leads to Services businesses in the first quarter, including through enhancements to Request-a-Quote. Product improvements to reduce friction in the Request-a-Quote flow and better match consumers with the right businesses for their projects drove increases in both the number of submitted projects and consumer response rates following their implementation in the first quarter, and contributed to advertising revenue from Services businesses increasing 14% year over year and 38% from the first quarter of 2019.
•Drive sales through the most efficient channels. Revenue from our Self-serve and Multi-location channels reached 46% of advertising revenue in the first quarter. Marketing investments and product improvements to the claim and ads purchase flows contributed to record Self-serve customer acquisition, which, together with continued strength in retention, resulted in advertising revenue from our Self-serve channel increasing by more than 30% year over year to reach a new record. Our Multi-location channel also gained momentum in the first quarter; revenue from this channel increased 35% year over year and paying advertising locations reached its highest quarterly level since the COVID-19 pandemic began in the first quarter of 2020.
•Deliver more value to advertisers. Ad clicks increased by 4% year over year while Average CPC increased by 17% year over year. Growth in average CPC outpaced growth in ad clicks due to higher advertising demand than consumer engagement, particularly in Services. We believe this dynamic was driven by a combination of macroeconomic conditions, including inflation. Despite this, the first quarter marked another record in our retention rate for non-term advertiser budgets, demonstrating our continued ability to deliver more relevant, high-quality ad clicks to advertisers as we work to improve the efficiency of our ad system to better match consumers with the right advertisers.
•Enhance the consumer experience. With an increased focus on consumer experience, we are investing in various product and marketing initiatives designed to expand Yelp's trusted content and drive targeted user engagement and growth. In the first quarter, we expanded the public health inspection information available on our platform, introduced new eco-friendly business attributes to help consumers make more informed decisions and entered into a new data licensing partnership that extends the reach of our content to Uber riders. With a view to bringing the user experience on our Android app to parity with the iOS experience, we significantly improved the map view search experience on the Android app and executed backend improvements, resulting in a 20% increase in Android ad clicks following their implementation in March 2022.

As a result of the structural improvements to our business and continued expense management, our strong revenue performance in the first quarter benefited our bottom line: net loss improved year over year to $0.9 million and adjusted EBITDA increased 10% year over year to $48.1 million, even as we continued our strategic investments in product and marketing. We expect net revenue to increase sequentially in the second quarter and plan to further invest in our growth initiatives; accordingly, we expect second quarter adjusted EBITDA to be approximately flat with the first quarter.
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
The following table presents year-over-year changes in our ad clicks for the periods indicated (expressed as a percentage):

	Three Months Ended March 31,
	2022	2021
Ad Clicks	4%	(8)%
Average CPC
We define average CPC as revenue from our performance-based ad products — excluding certain revenue adjustments that do not impact the outcome of an auction for an individual ad click, such as refunds, as well as revenue from our advertising partnerships — divided by the total number of ad clicks for a given three-month period.
Average CPC, when viewed together with ad clicks, provides important insight into the value we deliver to advertisers, which we believe is a significant factor in our ability to retain both revenue and customers. For example, a positive change in ad clicks for a given three-month period combined with lower growth or a negative change in average CPC over the same period would indicate that we delivered more ad clicks at lower prices, thereby delivering more value to our advertisers; we would typically expect this to have a positive impact on retention. Although growth in average CPC outpaced growth in ad clicks in the three months ended March 31, 2022, we continued to have a high retention rate of non-term advertisers' budgets during the quarter. This dynamic was due to higher advertising demand than consumer engagement, particularly in Services, which we believe was driven by a combination of macro conditions, including inflation. We expect these complex macroeconomic conditions to continue to cause volatility in these metrics in the near term. We believe that average CPC and ad clicks together reflect one of the largest dynamics affecting our advertising revenue performance.
The following table presents year-over-year changes in our average CPC for the periods indicated (expressed as a percentage):

	Three Months Ended March 31,
	2022	2021
Average CPC	17%	(3)%
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
Advertising revenue by category for the three months ended March 31, 2022 reflects our updated methodology for determining the business category with which advertising revenue is associated based on the business category of each advertising location rather than the business category of the business account that paid for the advertising. While business locations associated with a single payment account are generally part of the same business, they may offer a variety or a combination of services that differ by location; accordingly, we believe our updated methodology provides a more precise breakdown of our advertising revenue between our Services and Restaurants, Retail & Other categories.
The categorization of business locations can change over time and historical business categories for individual business locations are not available; as a result, it is impracticable to apply our updated methodology to prior-year amounts based on the business categorizations in effect during the prior-year period. However, applying our updated methodology to the three months ended March 31, 2021 based on the current business categories of the associated advertising locations does not result in a materially different breakdown than previously reported for such periods. Due to the differences between the types of business categories comprising our Services and Restaurants, Retail & Other categories, we do not believe a significant number of businesses are re-categorized such that they move from one high-level category grouping to the other, and so do not believe the result would be materially different based on the then-current categorizations.
The following table presents our advertising revenue by category for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2022	2021
Services	$160,263	$140,687	14%
Restaurants, Retail & Other	102,974	81,300	27%
Total Advertising Revenue	$263,237	$221,987	19%
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
We provide our paying advertising locations on a quarterly basis as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, such as ongoing concerns about COVID-19 and its variants as well as labor and supply chain challenges, have had a predominant negative impact on Restaurants, Retail & Other paying advertising locations in recent quarters. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.
The following table presents the number of paying advertising locations by category during the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2022	2021
Services	223	224	—%
Restaurants, Retail & Other	323	279	16%
Total Paying Advertising Locations	546	503	9%

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from those estimates. Due to macroeconomic conditions and other factors, certain estimates and assumptions have required and may continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
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
Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2022 or any future period.

	Three Months Ended March 31,
	2022	2021	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category(2):
Services	$160,263	$140,687	$19,576	14%
Restaurants, Retail & Other	102,974	81,300	21,674	27%
Advertising	263,237	221,987	41,250	19%
Transactions	3,180	3,804	(624)	(16)%
Other	10,211	6,305	3,906	62%
Total net revenue	276,628	232,096	44,532	19%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	23,429	14,874	8,555	58%
Sales and marketing	126,097	112,909	13,188	12%
Product development	80,685	67,992	12,693	19%
General and administrative	39,383	31,861	7,522	24%
Depreciation and amortization	11,490	13,083	(1,593)	(12)%
Restructuring	—	20	(20)	(100)%
Total costs and expenses	281,084	240,739	40,345	17%
Loss from operations	(4,456)	(8,643)	4,187	(48)%
Other income, net	929	705	224	32%
Loss before income taxes	(3,527)	(7,938)	4,411	(56)%
Benefit from income taxes	(2,612)	(2,142)	(470)	22%
Net loss	$(915)	$(5,796)	$4,881	(84)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Please refer to “—Key Metrics—Ad Revenue by Category” for information on a methodology change adopted in 2021.
Three Months Ended March 31, 2022 and 2021
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
Advertising revenue for the three months ended March 31, 2022 increased compared to the prior-year period primarily due to higher customer spend as a result of an improved retention rate of non-term advertisers' budgets and higher average revenue per location, as well as an increase in paying advertising locations in our Restaurants, Retail & Other categories. Paying advertising locations in Restaurants, Retail & Other increased as these businesses were able to operate at a greater capacity than the prior-year period.
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
Transactions revenue for the three months ended March 31, 2022 decreased compared to the prior-year period primarily due to a lower volume of food takeout and delivery orders as restaurants' dine-in capacity was greater than in the prior-year period. The decrease was partially offset by an increase in the per-order transaction fee that we receive from Grubhub following the renewal of our partnership in March 2022.
Other Revenue. We generate revenue through our subscription services, including our Yelp Reservations and Yelp Guest Manager products. We also generate revenue through our Yelp Knowledge and Yelp Fusion programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue for the three months ended March 31, 2022 increased compared to the prior-year period, primarily reflecting higher revenue from the continued growth of our Yelp Fusion program. The increase also reflects lower COVID-19 relief incentives — mainly in the form of waived subscription fees — for our subscription product customers in the current-year period.
Trends and Uncertainties of Net Revenue. In contrast to historical seasonal trends, net revenue increased slightly in the three months ended March 31, 2022 compared to the three months ended December 31, 2021 due to increased advertiser demand and the continued execution of our strategic initiatives. We anticipate net revenue in the three months ending June 30, 2022 to increase from the first quarter of 2022.
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
Cost of revenue for the three months ended March 31, 2022 increased compared to the prior-year period, primarily due to:
•an increase in website infrastructure expense of $4.1 million as a result of higher traffic;
•an increase in advertising fulfillment costs of $3.2 million, primarily driven by the expansion of Yelp Audiences; and
•an increase in merchant credit card fees of $0.9 million due to a higher volume of transactions associated with the increase in advertising revenue.
We expect cost of revenue to increase on an absolute dollar basis in 2022 compared to 2021.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses for the three months ended March 31, 2022 increased compared to the prior-year period due to:
•an increase in marketing and advertising costs of $8.3 million, primarily reflecting our investment in consumer marketing; and
•an increase of $7.5 million in employee costs due to higher average sales headcount as compared with the prior-year period.

These increases were partially offset by a decrease in allocated workplace operating costs of $2.6 million due to reductions in our amount of leased office space, which began at the end of the first quarter of 2021 and continued throughout the remainder of the year.
We expect sales and marketing expenses to continue to increase in 2022 compared to 2021 as we hire across our sales and marketing teams and invest in marketing initiatives. However, we expect sales and marketing expenses to decrease as a percentage of net revenue in 2022 compared to 2021 as the composition of our sales force shifts toward more tenured and multi-location sales reps.
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
Product development expenses for the three months ended March 31, 2022 increased compared to the prior-year period primarily due to an increase in employee costs of $13.0 million, which includes bonuses and stock-based compensation, reflecting higher average headcount.
We expect product development expenses to increase in 2022 compared to 2021 as we expand our product and engineering teams and invest to support our product initiatives, but decrease as a percentage of net revenue as our distributed operations provide leverage.
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
General and administrative expenses for the three months ended March 31, 2022 increased compared to the prior-year period primarily due to an increase of $4.3 million in our provision for doubtful accounts as a result of the increase in advertising revenue and an increase in employee costs of $3.2 million due to higher average headcount.
We expect general and administrative expenses to increase in 2022 compared to 2021 due to increased headcount to support business growth and an increase in provision for bad debt as a result of continued macroeconomic challenges, partially offset by savings from our office space reductions as we continue to operate on a distributed basis. We expect general and administrative expenses as a percentage of net revenue to remain relatively consistent in 2022 compared to 2021.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense for the three months ended March 31, 2022 decreased compared to the prior-year period, primarily due to decreases in depreciation of leasehold improvements from asset retirements related to lease terminations and expirations that have occurred since prior year.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and previously held marketable securities, the portion of our sublease income in excess of our lease cost, amortization of debt issuance costs, credit facility fees and foreign exchange gains and losses.
Other income, net for the three months ended March 31, 2022 increased compared to the prior-year period, primarily due to increases in tax incentives related to research and development activity in the United Kingdom.
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
The increase in benefit from income taxes for the three months ended March 31, 2022 compared to the prior-year period was primarily due to the positive annual effective tax rate estimated for 2022 applied to a quarterly loss, compared to a negative annual effective tax rate for 2021 applied to a larger quarterly loss in the year-ago period, offset by a decrease in year-to-date excess tax benefits from stock-based compensation in the current period.

As of December 31, 2021, we had approximately $40.5 million in net deferred tax assets ("DTAs"). As of March 31, 2022, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
Our GAAP tax rate is impacted by a number of factors that are not in our direct control and that are subject to quarterly variability, which limits our visibility into the applicable rate for future fiscal periods. While we currently expect our GAAP tax rate for 2022 to be a substantial positive rate — potentially exceeding our previous estimate of 38% — it ultimately depends on, among other things, the status of legislative efforts to repeal the requirement under the U.S. Tax Cuts and Jobs Act (the "Tax Act") to capitalize and amortize research and development expenses, which may result in a substantially lower rate if successful, as well as the amount of our stock-based compensation expense, which fluctuates based on our stock price. We do not plan to provide regular updates to our estimate of our 2022 GAAP tax rate given the uncertainty inherent in it as a result of these factors; however, we note that it may have a material and adverse impact on our cash flows in 2022 as well as future years.
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

The following is a reconciliation of net loss to adjusted EBITDA, as well as the calculation of net loss margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(915)	$(5,796)
Benefit from income taxes	(2,612)	(2,142)
Other income, net	(929)	(705)
Depreciation and amortization	11,490	13,083
Stock-based compensation	41,060	39,245
Restructuring	—	20
Adjusted EBITDA	$48,094	$43,705

Net revenue	$276,628	$232,096
Net loss margin	—%	(2)%
Adjusted EBITDA margin	17%	19%
Liquidity and Capital Resources
Sources of Cash
As of March 31, 2022, we had cash and cash equivalents of $465.1 million, which consisted of cash and money market funds. Our cash held internationally as of March 31, 2022 was $10.9 million. As of March 31, 2022, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.
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
We continue to hold the majority of our investments in highly liquid money market funds following the liquidation of our portfolio of marketable securities in the first half of 2020, which we undertook as a result of our change in investment strategy to preserve liquidity in response to the COVID-19 pandemic. Our remaining investments that were not held in money market funds as of March 31, 2022 were held in certificates of deposit.
We have the ability to access backup liquidity to fund working capital and for other capital requirements, as needed, through a three-year, $75.0 million senior unsecured revolving credit facility (including a $25.0 million letter of credit sub-limit) as part of our Credit Agreement with Wells Fargo Bank, National Association which we entered into in May 2020 (the "Credit Agreement"). As of March 31, 2022, we had $21.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $53.5 million remained available under the revolving credit facility as of that date. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to the onset of the COVID-19 pandemic. As of March 31, 2022, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement. For more information about the terms of the Credit Agreement, including financial covenants, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" included under Part I, Item 1A in our Annual Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes beginning in 2022, primarily due to the new requirement to amortize certain research and development expenses under the Tax Act; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the impact of macroeconomic conditions, including the ongoing COVID-19 pandemic, or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2022 to 2031. Our cash requirements related to these lease agreements are $177.8 million, of which $48.6 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $41.3 million. See Note 7, "Leases," of the Notes to Condensed Consolidated Financial Statements for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $57.7 million, of which approximately $42.7 million is expected to be paid within the next 12 months.
The cost of capital associated with any additional funds sought in the future might be adversely impacted by the impact of macroeconomic conditions on our business. Additionally, amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits, as applicable. These cash and cash equivalents could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$59,903	$58,931
Net cash used in investing activities	$(6,575)	$(5,976)
Net cash used in financing activities	$(67,953)	$(60,282)
Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2022 was relatively consistent with the prior-year period. There was an increase in accrued income taxes driven by a requirement under the Tax Act to capitalize and amortize research and development expenses and an increase in accrued commissions due to higher performance of sales representatives. These movements were offset by an increase in receivables from customers driven by higher revenue and an increase in prepaid expenses due to timing of payments to third parties.
Investing Activities. Net cash used in investing activities during the three months ended March 31, 2022 increased compared to the prior-year period primarily due to an increase in purchases of property, equipment and software.
Financing Activities. Net cash used in financing activities during the three months ended March 31, 2022 increased compared to the prior-year period primarily due to a decrease in cash proceeds from stock option exercises as there were fewer options exercised during the three months ended March 31, 2022 as compared to the prior-year period.
Stock Repurchase Program
As of March 31, 2022, our board of directors had authorized us to repurchase up to an aggregate of $1.2 billion of our outstanding common stock since it initially authorized our stock repurchase program in July 2017. As of April 29, 2022, approximately $156.9 million remained available for stock repurchases under these authorizations.

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
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. During the three months ended March 31, 2022, we repurchased on the open market 1,464,614 shares for an aggregate purchase price of $50.0 million. During the three months ended March 31, 2021, we repurchased on the open market 1,401,000 shares for an aggregate purchase price of $49.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate, foreign exchange risks and inflation, and have not changed materially from the market risks we were exposed to in the year ended December 31, 2021.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings in which we are involved, see "Legal Proceedings" in Note 11, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, which is incorporated herein by reference. We are also subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these other matters will have a material effect on our business, financial position, results of operations or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended March 31, 2022 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 – January 31, 2022	907	$34.60	907	$200,276
February 1 – February 28, 2022	168	$33.45	168	$194,658
March 1 – March 31, 2022	390	$33.37	390	$181,658
(1)    Between July 2017 and September 2021, our board of directors authorized us to repurchase up to $1.2 billion of our outstanding common stock, $156.9 million of which remained available as of April 29, 2022. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	1/31/2022
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1	Offer Letter, dated October 27, 2021, by and between Yelp Inc. and Carmen Orr.					X
10.2	Offer Letter, dated January 13, 2022, by and between Yelp Inc. and Craig Saldanha.					X
10.3	Contract of Employment, dated March 15, 2022, by and between Yelp UK Limited and Sam Eaton.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

YELP INC.
Date:	May 6, 2022	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)