Form 10-Q
period 2022-06-30
YELP INC
filed 2022-08-05
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of July 29, 2022, there were 70,273,827 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements that involve risks, uncertainties and assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements contained in this Quarterly Report that are not purely historical, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include, but are not limited to, statements about:
•our financial performance, including our revenue, operating expenses and margins, as well as our ability to maintain profitability;
•our ability to maintain and expand our advertiser base;
•our strategic initiatives to support revenue growth and margin expansion;
•our investment plans and priorities, including planned investments in product development, marketing and our sales channels, as well as our ability to execute against those priorities and the results thereof;
•our ability to operate with a distributed workforce as well as the benefits and costs thereof;
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as updated by Part II, Item 1A of this Quarterly Report, and elsewhere in this Quarterly Report, such as:
•adverse macroeconomic conditions and their impact on consumer behavior and advertiser spending;
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
•our ability to generate sufficient revenue to maintain profitability, particularly in light of our limited operating history in an evolving industry, significant ongoing investments in our strategic initiatives, and the ongoing impact of macroeconomic challenges;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$421,162	$479,783
Accounts receivable (net of allowance for doubtful accounts of $8,686 and $7,153 at June 30, 2022 and December 31, 2021, respectively)	124,690	107,358
Prepaid expenses and other current assets	65,334	57,536
Total current assets	611,186	644,677
Property, equipment and software, net	82,212	83,857
Operating lease right-of-use assets	122,698	140,785
Goodwill	101,526	105,128
Intangibles, net	9,679	10,673
Restricted cash	1,052	858
Other non-current assets	94,815	64,550
Total assets	$1,023,168	$1,050,528
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$132,688	$119,620
Operating lease liabilities — current	41,177	40,237
Deferred revenue	6,141	4,156
Total current liabilities	180,006	164,013
Operating lease liabilities — long-term	105,809	127,979
Other long-term liabilities	18,749	7,218
Total liabilities	304,564	299,210
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 71,226 shares issued and 71,119 shares outstanding at June 30, 2022, and 72,171 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	1,587,337	1,522,572
Treasury stock	(3,138)	—
Accumulated other comprehensive loss	(15,657)	(11,090)
Accumulated deficit	(849,938)	(760,164)
Total stockholders' equity	718,604	751,318
Total liabilities and stockholders' equity	$1,023,168	$1,050,528

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$298,884	$257,188	$575,512	$489,284
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,988	17,993	50,417	32,867
Sales and marketing	129,412	113,641	255,509	226,550
Product development	76,848	68,695	157,533	136,687
General and administrative	38,377	45,095	77,760	76,956
Depreciation and amortization	11,258	12,833	22,748	25,916
Restructuring	—	12	—	32
Total costs and expenses	282,883	258,269	563,967	499,008
Income (loss) from operations	16,001	(1,081)	11,545	(9,724)
Other income, net	1,327	542	2,256	1,247
Income (loss) before income taxes	17,328	(539)	13,801	(8,477)
Provision for (benefit from) income taxes	9,319	(4,751)	6,707	(6,893)
Net income (loss) attributable to common stockholders	$8,009	$4,212	$7,094	$(1,584)
Net income (loss) per share attributable to common stockholders
Basic	$0.11	$0.06	$0.10	$(0.02)
Diluted	$0.11	$0.05	$0.10	$(0.02)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	71,217	74,807	71,427	75,025
Diluted	72,835	78,983	73,572	75,025

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$8,009	$4,212	$7,094	$(1,584)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(3,754)	1,181	(4,567)	(1,571)
Other comprehensive (loss) income	(3,754)	1,181	(4,567)	(1,571)
Comprehensive income (loss)	$4,255	$5,393	$2,527	$(3,155)

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2021	75,153	$—	$1,428,890	$(3,313)	$(9,559)	$(588,918)	$827,100
Issuance of common stock upon exercises of employee stock options	41	—	863	—	—	—	863
Issuance of common stock upon vesting of restricted stock units ("RSUs")	744	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	255	—	8,675	—	—	—	8,675
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	44,174	—	—	—	44,174
Shares withheld related to net share settlement of equity awards	—	—	(18,112)	—	—	—	(18,112)
Repurchases of common stock	—	—	—	(64,629)	—	—	(64,629)
Retirement of common stock	(1,603)	—	—	63,692	—	(63,692)	—
Foreign currency adjustments, net of tax	—	—	—	—	1,181	—	1,181
Net income	—	—	—	—	—	4,212	4,212
Balance as of June 30, 2021	74,590	$—	$1,464,490	$(4,250)	$(8,378)	$(648,398)	$803,464

Balance as of March 31, 2022	71,641	$—	$1,547,337	$(2,886)	$(11,903)	$(808,199)	$724,349
Issuance of common stock upon exercises of employee stock options	61	—	1,351	—	—	—	1,351
Issuance of common stock upon vesting of RSUs	710	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	364	—	9,110	—	—	—	9,110
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	43,224	—	—	—	43,224
Shares withheld related to net share settlement of equity awards	—	—	(13,685)	—	—	—	(13,685)
Repurchases of common stock	—	—	—	(50,000)	—	—	(50,000)
Retirement of common stock	(1,550)	—	—	49,748	—	(49,748)	—
Foreign currency adjustments, net of tax	—	—	—	—	(3,754)	—	(3,754)
Net income	—	—	—	—	—	8,009	8,009
Balance as of June 30, 2022	71,226	$—	$1,587,337	$(3,138)	$(15,657)	$(849,938)	$718,604

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	75,371	$—	$1,398,248	$(2,964)	$(6,807)	$(533,943)	$854,534
Issuance of common stock upon exercises of employee stock options	565	—	6,912	—	—	—	6,912
Issuance of common stock upon vesting of RSUs	1,414	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	255	—	8,675	—	—	—	8,675
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	85,693	—	—	—	85,693
Shares withheld related to net share settlement of equity awards	—	—	(35,038)	—	—	—	(35,038)
Repurchases of common stock	—	—	—	(114,157)	—	—	(114,157)
Retirement of common stock	(3,015)	—	—	112,871	—	(112,871)	—
Foreign currency adjustments, net of tax	—	—	—	—	(1,571)	—	(1,571)
Net loss	—	—	—	—	—	(1,584)	(1,584)
Balance as of June 30, 2021	74,590	$—	$1,464,490	$(4,250)	$(8,378)	$(648,398)	$803,464

Balance as of December 31, 2021	72,171	$—	$1,522,572	$—	$(11,090)	$(760,164)	$751,318
Issuance of common stock upon exercises of employee stock options	88	—	1,939	—	—	—	1,939
Issuance of common stock upon vesting of RSUs	1,535	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	364	—	9,110	—	—	—	9,110
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	85,991	—	—	—	85,991
Shares withheld related to net share settlement of equity awards	—	—	(32,275)	—	—	—	(32,275)
Repurchases of common stock	—	—	—	(100,006)	—	—	(100,006)
Retirement of common stock	(2,932)	—	—	96,868	—	(96,868)	—
Foreign currency adjustments, net of tax	—	—	—	—	(4,567)	—	(4,567)
Net income	—	—	—	—	—	7,094	7,094
Balance as of June 30, 2022	71,226	$—	$1,587,337	$(3,138)	$(15,657)	$(849,938)	$718,604

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income (loss)	$7,094	$(1,584)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,748	25,916
Provision for doubtful accounts	12,676	7,240
Stock-based compensation	81,121	80,104
Noncash lease cost	16,870	20,712
Deferred income taxes	(24,114)	(7,755)
Amortization of deferred cost	8,413	6,881
Asset impairment	—	11,164
Other adjustments, net	717	386
Changes in operating assets and liabilities:
Accounts receivable	(30,014)	(20,382)
Prepaid expenses and other assets	(22,149)	(6,793)
Operating lease liabilities	(19,813)	(22,489)
Accounts payable, accrued liabilities and other liabilities	24,683	15,707
Net cash provided by operating activities	78,232	109,107
Investing Activities
Purchases of property, equipment and software	(14,498)	(13,286)
Other investing activities	19	90
Net cash used in investing activities	(14,479)	(13,196)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	11,026	15,587
Taxes paid related to the net share settlement of equity awards	(32,046)	(34,824)
Repurchases of common stock	(100,006)	(114,157)
Net cash used in financing activities	(121,026)	(133,394)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,154)	197
Change in cash, cash equivalents and restricted cash	(58,427)	(37,286)
Cash, cash equivalents and restricted cash — Beginning of period	480,641	596,540
Cash, cash equivalents and restricted cash — End of period	$422,214	$559,254
Supplemental Disclosures of Other Cash Flow Information
Cash paid (refund received) for income taxes, net	$23,727	$(586)
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$3,836	$1,295
Tax liabilities related to equity awards included in accounts payable and accrued liabilities	$39	$21
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$4,497
Repurchases of common stock recorded in accounts payable and accrued liabilities	$2,397	$3,444

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
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from those described in the Annual Report.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash	$30,147	$89,407
Cash equivalents	391,015	390,376
Total cash and cash equivalents	$421,162	$479,783
Restricted cash	1,052	858
Total cash, cash equivalents and restricted cash	$422,214	$480,641
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$391,015	$—	$—	$391,015	$390,376	$—	$—	$390,376
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,000	—	10,000
Total cash equivalents and other investments	$391,015	$10,000	$—	$401,015	$390,376	$10,000	$—	$400,376
The certificates of deposit are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$14,538	$13,480
Certificates of deposit	10,000	10,000
Other current assets	40,796	34,056
Total prepaid expenses and other current assets	$65,334	$57,536
Prepaid expenses included $0.5 million of short-term capitalized implementation costs related to cloud computing arrangements that are service contracts. The long-term portion of capitalized cloud computing implementation costs of $1.4 million are included in other non-current assets. The Company recorded an immaterial amount of amortization expense during the three and six months ended June 30, 2022 and 2021 related to capitalized implementation costs. As of June 30, 2022, other current assets primarily consisted of non-trade receivables, current tax receivables and deferred costs related to unsettled share repurchases.
5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Capitalized website and internal-use software development costs	$216,468	$202,169
Leasehold improvements	61,515	59,190
Computer equipment	50,685	48,264
Furniture and fixtures	11,841	12,573
Telecommunication	4,941	4,953
Software	1,702	1,703
Total	347,152	328,852
Less accumulated depreciation and amortization	(264,940)	(244,995)
Property, equipment and software, net	$82,212	$83,857
Depreciation and amortization expense related to property, equipment and software was $11.0 million and $12.1 million for the three months ended June 30, 2022 and 2021, respectively, and $21.8 million and $24.5 million for the six months ended June 30, 2022 and 2021, respectively.
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
The changes in carrying amount of goodwill during the six months ended June 30, 2022 were as follows (in thousands):

Balance as of December 31, 2021	$105,128
Effect of currency translation	(3,602)
Balance as of June 30, 2022	$101,526

Intangible assets that were not fully amortized as of June 30, 2022 and December 31, 2021 consisted of the following (dollars in thousands):

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(5,196)	$4,722	6.7	years
Developed technology	7,709	(7,709)	—	0.0	years
Licensing agreements	6,129	(1,183)	4,946	7.7	years
Domains and data licenses	2,869	(2,858)	11	1.0	years
Total	$26,625	$(16,946)	$9,679

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(4,786)	$5,132	7.1	years
Developed technology	7,709	(7,453)	256	0.2	years
Licensing agreements	6,129	(860)	5,269	8.2	years
Domain and data licenses	2,869	(2,853)	16	1.5	years
Total	$26,625	$(15,952)	$10,673
Amortization expense was $0.3 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, estimated future amortization expenses were as follows (in thousands):

Remainder of 2022	$682
2023	1,359
2024	1,353
2025	1,353
2026	1,353
2027	1,353
Thereafter	2,226
Total amortization	$9,679
7. LEASES
The components of lease cost, net for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$10,499	$12,631	$21,166	$26,394
Short-term lease cost (12 months or less)	270	136	524	273
Sublease income	(2,777)	(1,778)	(5,555)	(3,406)
Total lease cost, net	$7,992	$10,989	$16,135	$23,261

The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,511	$27,784
As of June 30, 2022, maturities of lease liabilities were as follows (in thousands):

Remainder of 2022	$23,967
2023	45,369
2024	42,667
2025	22,134
2026	7,197
2027	6,386
Thereafter	16,258
Total minimum lease payments	163,978
Less imputed interest	(16,992)
Present value of lease liabilities	$146,986
As of June 30, 2022 and December 31, 2021, the weighted-average remaining lease terms and weighted-average discount rates were as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years) — operating leases	4.4	4.8
Weighted-average discount rate — operating leases	5.3%	5.4%
Subsequent to the quarter end, in July 2022, the Company entered into a sublease agreement for a portion of its office space in New York. The Company expects to recognize an impairment charge of approximately $10.5 million in the three months ending September 30, 2022, which will be included in general and administrative expenses on its condensed consolidated statement of operations, and will reduce the carrying amounts of the associated right-of-use assets and leasehold improvements accordingly.
8. OTHER NON-CURRENT ASSETS
Other non-current assets as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred tax assets	$64,597	$40,606
Deferred contract costs	23,000	16,931
Other non-current assets	7,218	7,013
Total other non-current assets	$94,815	$64,550

Deferred contract costs as of June 30, 2022 and December 31, 2021, and changes in deferred contract costs during the six months ended June 30, 2022, were as follows (in thousands):

Six Months Ended June 30, 2022
Balance, beginning of period	$16,931
Add: costs deferred on new contracts	14,482
Less: amortization recorded in sales and marketing expenses	(8,413)
Balance, end of period	$23,000
9. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$7,153	$11,559
Add: provision for doubtful accounts	12,676	7,240
Less: write-offs, net of recoveries	(11,143)	(9,510)
Balance, end of period	$8,686	$9,289
The net increase in the allowance for doubtful accounts in the six months ended June 30, 2022 was primarily related to an anticipated increase in customer delinquencies due to an increase in both advertisers and customer spend during the six month period. The net decrease in the allowance for doubtful accounts in the six months ended June 30, 2021 was primarily a result of a reduction in expected customer delinquencies as collection rates improved. In calculating the allowance for doubtful accounts as of June 30, 2022 and 2021, the Company considered expectations of probable credit losses, including probable credit losses associated with the COVID-19 pandemic, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in deferred revenue during the six months ended June 30, 2022 were as follows (in thousands):

Six Months Ended June 30, 2022
Balance, beginning of period	$4,156
Less: recognition of deferred revenue from beginning balance	(3,508)
Add: net increase in current period contract liabilities	5,493
Balance, end of period	$6,141
The majority of the deferred revenue balance as of June 30, 2022 is expected to be recognized as revenue in the subsequent three-month period ending September 30, 2022. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of June 30, 2022. No other contract assets or liabilities were recorded on the Company's condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable	$17,485	$16,127
Employee-related liabilities	60,285	50,132
Accrued sales and marketing expenses	8,582	5,455
Accrued cost of revenue	7,058	9,537
Accrued legal settlements	26,011	26,037
Other accrued liabilities	13,267	12,332
Total accounts payable and accrued liabilities	$132,688	$119,620
As of June 30, 2022, other accrued liabilities primarily consisted of accrued costs related to unsettled share repurchases as well as accrued general and administrative, product development and workplace costs.
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California (the "Court"), naming as defendants the Company and certain of its officers (the “Securities Class Action”). The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Securities Exchange Act of 1934, as amended, by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On November 27, 2018, the Court granted in part and denied in part the defendants’ motion to dismiss. On October 22, 2019, the Court approved a stipulation to certify a class in this action and, on September 9, 2021, it denied the defendants’ motion for summary judgment. The case was scheduled for trial to begin on February 7, 2022. However, on December 3, 2021, the defendants reached a preliminary agreement with the plaintiff to settle this matter for $22.25 million, which the Company expects to be funded by defendants’ insurers. The proposed settlement, which was preliminarily approved by the Court on July 25, 2022, will resolve all claims asserted against all defendants in the Securities Class Action without any liability or wrongdoing attributed to them.
On June 22, 2022, the Court granted preliminary approval of the settlement of a stockholder derivative action (the “Derivative Action”) asserting claims against certain current and former officers, and naming the Company as a nominal defendant, which arose out of the same facts as the Securities Class Action and is also pending before the Court. The proposed settlement will resolve all claims asserted against all defendants in the Derivative Action without any liability or wrongdoing attributed to them personally or to the Company. Under the terms of the proposed settlement, the Company’s board of directors will adopt and implement certain corporate governance modifications and the Company will receive $18.0 million of insurance proceeds. Subsequent to the quarter end, the proceeds were placed in escrow in July 2022 pending final approval of the settlement. The Company has agreed to pay $3.75 million of such insurance proceeds to the plaintiff’s attorneys as fees.
The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. Although final approval of the settlement agreements for the Securities Class Action and the Derivative Action remains pending, the Company believes the loss for both are probable and the payment amounts described above, which total $26.0 million, represent reasonable estimates of loss contingencies. The Company also believes that the anticipated insurance proceeds related to each action described above, which also total $26.0 million, are probable and represent reasonable estimates for loss recovery. Accordingly, the Company recorded a $26.0 million accrual for loss contingency within accounts payable and accrued liabilities as well as a $26.0 million receivable for loss recovery within prepaid expenses and other current assets on its condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
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
Revolving Credit Facility—The Company is a party to a Credit Agreement with Wells Fargo Bank, National Association (the "Credit Agreement"), which provides for a three-year, $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. As of June 30, 2022, the Company had $20.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $54.5 million remained available under the revolving credit facility as of this date. The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of June 30, 2022. For additional information on the terms of the Credit Agreement, including fees payable by the Company, financial covenants, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
12. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated (in thousands):

	June 30, 2022		December 31, 2021
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000	71,226	200,000	72,171
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of June 30, 2022, the Company's board of directors had authorized it to repurchase up to an aggregate of $1.2 billion of its outstanding common stock, $131.7 million of which remained available as of June 30, 2022. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.
During the six months ended June 30, 2022, the Company repurchased on the open market 3,039,203 shares for an aggregate purchase price of $100.0 million and retired 2,932,305 shares. As of June 30, 2022, the Company had a treasury stock balance of 106,898 shares, which were excluded from its outstanding share count as of such date and subsequently retired in July 2022.
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

A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	3,979	$32.59	4.4	$24,580
Granted	10	31.42
Exercised	(88)	21.80
Canceled	(20)	36.86
Outstanding at June 30, 2022	3,881	$32.82	3.8	$9,017
Options vested and exercisable at June 30, 2022	3,673	$32.69	3.5	$9,017
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.6 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $11.8 million for the six months ended June 30, 2022 and 2021, respectively.
The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2022 was $16.07 per share. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2021 was $18.55 per share.
As of June 30, 2022, total unrecognized compensation costs related to nonvested stock options were approximately $3.1 million, which the Company expects to recognize over a weighted-average time period of 1.7 years.
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
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the year following the year in which the PRSUs are granted. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of June 30, 2022 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the three and six months ended June 30, 2022 for the PRSUs that it expected to vest.
As the PRSU activity during the six months ended June 30, 2022 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the six months ended June 30, 2022 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	10,016	$32.39
Granted	5,489	35.62
Vested(1)	(2,543)	33.62
Canceled	(1,395)	33.21
Nonvested at June 30, 2022	11,567	$33.55
(1) Includes 1,007,743 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the six months ended June 30, 2022 and 2021 was $81.4 million and $88.7 million, respectively. As of June 30, 2022, the Company had approximately $363.8 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.7 years.
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
There were 364,436 shares purchased by employees under the ESPP at a weighted-average price of $25.00 in the three and six months ended June 30, 2022. There were 254,449 shares purchased by employees under the ESPP at a weighted-average price of $34.09 in the three and six months ended June 30, 2021. The Company recognized stock-based compensation expense related to the ESPP of $0.7 million in each of the three months ended June 30, 2022 and 2021 and $1.5 million in each of the six months ended June 30, 2022 and 2021.

Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,248	$1,094	$2,553	$2,202
Sales and marketing	8,200	8,441	16,855	16,838
Product development	22,304	20,674	45,429	41,427
General and administrative	8,309	10,650	16,284	19,637
Total stock-based compensation recorded to income (loss) before income taxes	40,061	40,859	81,121	80,104
Benefit from income taxes	(8,819)	(9,501)	(17,957)	(19,566)
Total stock-based compensation recorded to net income (loss)	$31,242	$31,358	$63,164	$60,538
The Company capitalized $2.3 million and $2.8 million of stock-based compensation expense as website development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended June 30, 2022 and 2021, respectively, and $4.8 million and $5.5 million in the six months ended June 30, 2022 and 2021, respectively.
13. OTHER INCOME, NET
Other income, net for the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income (expense), net	$529	$(34)	$551	$(51)
Transaction (loss) gain on foreign exchange, net	(94)	11	(23)	268
Other non-operating income, net	892	565	1,728	1,030
Other income, net	$1,327	$542	$2,256	$1,247
14. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the six months ended June 30, 2022 was $6.7 million, which was due to $6.8 million of U.S. federal, state and foreign income tax expense and $0.1 million of net discrete tax benefit primarily related to stock-based compensation. The benefit from income taxes for the six months ended June 30, 2021 was $6.9 million, which was due to $1.5 million of U.S. federal, state and foreign income tax benefit and $5.4 million of net discrete tax benefit primarily related to stock-based compensation.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three and six months ended June 30, 2022, the difference between the effective tax rate and the federal statutory tax rate primarily related to stock-based compensation and the inclusion of global intangible low-taxed income ("GILTI"), offset by tax credits. As currently enacted, beginning in 2022, the Tax Cuts and Jobs Act (the "Tax Act") requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which is expected to increase the amount of the Company's GILTI. For the three and six months ended June 30, 2021, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by non-deductible expenses.
As of June 30, 2022, the total amount of gross unrecognized tax benefits was $57.5 million, $29.3 million of which was subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three and six months ended June 30, 2022, the Company recorded an immaterial amount of interest and penalties.

As of June 30, 2022, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $12.9 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2016 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 30, 2022, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by $0.9 million over the next 12 months.
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
The following table presents the calculation of basic and diluted net income (loss) per share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income (loss) per share:
Net income (loss)	$8,009	$4,212	$7,094	$(1,584)
Shares used in computation:
Weighted-average common shares outstanding	71,217	74,807	71,427	75,025
Basic net income (loss) per share attributable to common stockholders	$0.11	$0.06	$0.10	$(0.02)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Diluted net income (loss) per share:
Net income (loss)	$8,009	$4,212	$7,094	$(1,584)
Shares used in computation:
Weighted-average common shares outstanding	71,217	74,807	71,427	75,025
Stock options	445	877	505	—
RSUs	1,163	3,291	1,635	—
ESPP	10	8	5	—
Number of shares used in diluted calculation	72,835	78,983	73,572	75,025
Diluted net income (loss) per share attributable to common stockholders	$0.11	$0.05	$0.10	$(0.02)

The following stock-based instruments were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	2,444	1,497	2,447	4,109
RSUs	7,958	145	6,734	10,998
ESPP	—	—	—	41
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
Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue by product:
Advertising revenue by category(1):
Services	$174,298	$152,522	$334,561	$293,209
Restaurants, Retail & Other	109,220	92,439	212,194	173,739
Advertising	283,518	244,961	546,755	466,948
Transactions	3,940	3,525	7,120	7,329
Other	11,426	8,702	21,637	15,007
Total net revenue	$298,884	$257,188	$575,512	$489,284
(1) Advertising revenue by category in 2022 reflects an updated method of disaggregation. Prior-period amounts have not been updated as it is impracticable to do so, given certain historical information was not available.
During the three and six months ended June 30, 2022 and 2021, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which revenue is recognized, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
The Company offered a number of relief incentives to advertising and other revenue customers most impacted by the COVID-19 pandemic totaling $0.1 million and $0.7 million during the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $2.9 million during the six months ended June 30, 2022 and 2021, respectively. These incentives were primarily in the form of waived subscription and advertising fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the three and six months ended June 30, 2022 and 2021 accordingly.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$296,876	$254,954	$571,520	$484,949
All other countries	2,008	2,234	3,992	4,335
Total net revenue	$298,884	$257,188	$575,512	$489,284
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	June 30, 2022	December 31, 2021
United States	$77,367	$79,027
All other countries	4,845	4,830
Total long-lived assets	$82,212	$83,857

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report, as updated by Part II, Item 1A of this Quarterly Report. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.
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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click ("CPC") basis. In the three months ended June 30, 2022, our net revenue was $298.9 million, up 16% from the three months ended June 30, 2021, and we recorded net income of $8.0 million and adjusted EBITDA of $67.3 million. In the six months ended June 30, 2022, our net revenue was $575.5 million, which represented an increase of 18% from the six months ended June 30, 2021, and we recorded net income of $7.1 million and adjusted EBITDA of $115.4 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income (loss), see "Non-GAAP Financial Measures" below.
In the second quarter of 2022, our strategic investments in product and marketing continued to drive further progress on our revenue growth initiatives:
•Grow quality leads and monetization in Services. Our efforts to create a differentiated product experience in Services drove a 14% year-over-year increase in advertising revenue from Services businesses in the second quarter. We achieved this growth despite a shift in U.S. consumer spending towards travel and leisure, which led to softer consumer demand for Services categories on Yelp in the second quarter. As a result, Request-a-Quote requests decreased by approximately 10% year over year, though they remained above pre-pandemic levels. We continued working to drive more high-quality leads to Services businesses in the second quarter, including through the launch of Request-a-Call, a product designed to help remove friction in the hiring process, and the expansion of project-specific search filters to better match consumers with the right service providers.
•Drive sales through the most efficient channels. Revenue from our Self-serve and Multi-location channels reached 49% of advertising revenue in the second quarter. Performance marketing and product improvements to the claim and ads purchase flows again contributed to record Self-serve customer acquisition, which, together with continued strength in retention, resulted in advertising revenue from our Self-serve channel increasing by approximately 30% year over year. To drive additional business owner engagement, we modernized several elements of the business owner platform and made billing and budget optimizations that increased new advertiser retention. Our expanded portfolio of ad products and attribution solutions helped drive both record revenue from our Multi-location channel as well as record paying advertising locations in the second quarter, which increased 30% year over year and 8% year over year, respectively. To support continued growth in this channel, we further enhanced our multi-location products in the second quarter through new themed ads designed to drive takeout orders and the addition of a new attribution partner.
•Deliver more value to advertisers. Amid a volatile macroeconomic environment, ad clicks increased from the first quarter but declined by 11% from the prior year period, when the reopening of businesses had led to elevated consumer spending and engagement; while average CPC remained consistent with the first quarter, it increased by 32% year over year. In the second quarter, we continued to focus on improving our ad system to match consumers with the right advertisers at the right time; our efforts in this area drove greater value to our advertisers in the form of higher performing clicks in the first half of 2022 compared to 2021, as reflected in the greater average percentage of ad clicks converted to leads.
•Enhance the consumer experience. With an increased focus on consumer experience, we are investing in various product and marketing initiatives designed to expand Yelp's trusted content and drive targeted user engagement and growth over the long term. In the second quarter, we worked to improve search matching and relevancy on our Android app, which led to an increase in Android engagement per session in the second quarter. We also continue to invest in expanding our trusted content, including by reducing friction in the review writing process and prompting users to review recently visited businesses using smart push notifications.
Our product initiatives drove growth across our business in the second quarter despite a highly volatile macroeconomic environment. We believe that our broad-based local ad platform and rich first-party data position us well for the second half of the year: we expect both net revenue and adjusted EBITDA to increase sequentially in the third quarter. As a result of our ongoing efforts to reduce our real estate footprint, we also expect to incur an impairment charge of approximately $10.5 million in the third quarter related to the sublease of a portion of our New York office space.
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
Because we generate revenue primarily from the sale of performance-based ads, our ability to increase our revenue depends largely on our ability to increase the number and/or price of ad clicks. We report the year-over-year percentage change in ad clicks on a quarterly basis as a measure of our success in monetizing more of our consumer traffic and delivering more value to advertisers.
The following table presents year-over-year changes in our ad clicks for the periods indicated (expressed as a percentage):

	Three Months Ended June 30,
	2022	2021
Ad Clicks	(11)%	87%
Average CPC
We define average CPC as revenue from our performance-based ad products — excluding certain revenue adjustments that do not impact the outcome of an auction for an individual ad click, such as refunds, as well as revenue from our advertising partnerships — divided by the total number of ad clicks for a given three-month period.
Average CPC, when viewed together with ad clicks, provides important insight into the value we deliver to advertisers, which we believe is a significant factor in our ability to retain both revenue and customers. For example, a positive change in ad clicks for a given three-month period combined with lower growth or a negative change in average CPC over the same period would indicate that we delivered more ad clicks at lower prices, thereby delivering more value to our advertisers; we would typically expect this to have a positive impact on retention. In the three months ended June 30, 2022, ad clicks increased from the first quarter but declined 11% year over year, reflecting the current uncertain macroeconomic environment and the significant benefits in the prior-year period from reopening tailwinds and elevated consumer spending. However, advertiser demand remained robust and, as a result, average CPC in the three months ended June 30, 2022 was relatively consistent with the first quarter and increased 32% year over year.
We believe that average CPC and ad clicks together reflect one of the largest dynamics affecting our advertising revenue performance. These metrics reflect, among other things, the interplay of advertiser demand and consumer behavior on our platform, each of which is currently subject to complex macroeconomic pressures that we expect to continue to cause volatility in these metrics in the near term.

The following table presents year-over-year changes in our average CPC for the periods indicated (expressed as a percentage):

	Three Months Ended June 30,
	2022	2021
Average CPC	32%	(20)%
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
Advertising revenue by category for the three and six months ended June 30, 2022 reflects our updated methodology for determining the business category with which advertising revenue is associated based on the business category of each advertising location rather than the business category of the business account that paid for the advertising. While business locations associated with a single payment account are generally part of the same business, they may offer a variety or a combination of services that differ by location; accordingly, we believe our updated methodology provides a more precise breakdown of our advertising revenue between our Services and Restaurants, Retail & Other categories.
The categorization of business locations can change over time and historical business categories for individual business locations are not available; as a result, it is impracticable to apply our updated methodology to prior-year amounts based on the business categorizations in effect during the prior-year period. However, applying our updated methodology to the three and six months ended June 30, 2021 based on the current business categories of the associated advertising locations does not result in a materially different breakdown than previously reported for such periods. Due to the differences between the types of business categories comprising our Services and Restaurants, Retail & Other categories, we do not believe a significant number of businesses are re-categorized such that they move from one high-level category grouping to the other, and so do not believe the result would be materially different based on the then-current categorizations.
The following table presents our advertising revenue by category for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Services	$174,298	$152,522	14%	$334,561	$293,209	14%
Restaurants, Retail & Other	109,220	92,439	18%	212,194	173,739	22%
Total Advertising Revenue	$283,518	$244,961	16%	$546,755	$466,948	17%
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

The following table presents the number of paying advertising locations by category during the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		% Change
	2022	2021
Services	232	234	(1)%
Restaurants, Retail & Other	337	294	15%
Total Paying Advertising Locations	569	528	8%
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
We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs and income taxes have the greatest potential impact on our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report.

Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2022 or any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change(1)	2022	2021	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category(3):
Services	$174,298	$152,522	$21,776	14%	$334,561	$293,209	$41,352	14%
Restaurants, Retail & Other	109,220	92,439	16,781	18%	212,194	173,739	38,455	22%
Advertising	283,518	244,961	38,557	16%	546,755	466,948	79,807	17%
Transactions	3,940	3,525	415	12%	7,120	7,329	(209)	(3)%
Other	11,426	8,702	2,724	31%	21,637	15,007	6,630	44%
Total net revenue	298,884	257,188	41,696	16%	575,512	489,284	86,228	18%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,988	17,993	8,995	50%	50,417	32,867	17,550	53%
Sales and marketing	129,412	113,641	15,771	14%	255,509	226,550	28,959	13%
Product development	76,848	68,695	8,153	12%	157,533	136,687	20,846	15%
General and administrative	38,377	45,095	(6,718)	(15)%	77,760	76,956	804	1%
Depreciation and amortization	11,258	12,833	(1,575)	(12)%	22,748	25,916	(3,168)	(12)%
Restructuring	—	12	(12)	(100)%	—	32	(32)	(100)%
Total costs and expenses	282,883	258,269	24,614	10%	563,967	499,008	64,959	13%
Income (loss) from operations	16,001	(1,081)	17,082	NM(2)	11,545	(9,724)	21,269	(219)%
Other income, net	1,327	542	785	145%	2,256	1,247	1,009	81%
Income (loss) before income taxes	17,328	(539)	17,867	NM(2)	13,801	(8,477)	22,278	(263)%
Provision for (benefit from) income taxes	9,319	(4,751)	14,070	(296)%	6,707	(6,893)	13,600	(197)%
Net income (loss)	$8,009	$4,212	$3,797	90%	$7,094	$(1,584)	$8,678	(548)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Percentage change is not meaningful.
(3) Please refer to “—Key Metrics—Ad Revenue by Category” for information on a methodology change adopted in 2021.
Three and Six Months Ended June 30, 2022 and 2021
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
Advertising revenue for the three and six months ended June 30, 2022 increased compared to the prior-year periods primarily due to higher customer spend and higher average revenue per location in both our Services and Restaurants, Retail & Other categories. The increases in revenue from businesses in our Services categories were primarily driven by growth in our home services category. The increases in revenue from Restaurants, Retail & Other businesses were primarily attributable to growth in paying advertising locations.

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
Transactions revenue for the three months ended June 30, 2022 increased compared to the prior-year period primarily due to an increase in the per-order transaction fee that we receive from Grubhub following the renewal of our partnership in March 2022. This increase was partially offset by a lower volume of food takeout and delivery orders compared to the prior-year period. Transactions revenue for the six months ended June 30, 2022 decreased compared to the prior-year period primarily due to a lower volume of food takeout and delivery orders. This decrease was partially offset by the increase in the per-order transaction fee we receive from Grubhub.
Other Revenue. We generate revenue through our subscription services, including our Yelp Reservations and Yelp Guest Manager products. We also generate revenue through our Yelp Knowledge and Yelp Fusion programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue for the three and six months ended June 30, 2022 increased compared to the prior-year periods, primarily reflecting higher revenue from the continued growth of our Yelp Fusion program. The increases also reflect lower COVID-19 relief incentives — mainly in the form of waived subscription fees — for our subscription product customers in the current-year periods.
Trends and Uncertainties of Net Revenue. Net revenue increased in the three months ended June 30, 2022 compared to the three months ended March 31, 2022 due to increased advertiser demand and the continued execution of our strategic initiatives. Based on continued strength in advertiser demand, we anticipate net revenue in the three months ending September 30, 2022 to increase from the second quarter of 2022 despite a modestly recessionary environment in the second half of 2022; provided, however, that significantly worsening macroeconomic conditions could negatively impact our ability to achieve this sequential revenue growth.
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
Cost of revenue for the three and six months ended June 30, 2022 increased compared to the prior-year periods, primarily due to:
•increases in advertising fulfillment costs of $3.8 million and $7.0 million, respectively, largely attributable to the expansion of Yelp Audiences and efforts to syndicate advertising budgets on third-party sites;
•increases in website infrastructure expense of $3.6 million and $7.6 million, respectively, as a result of investments in maintaining and improving our infrastructure; and
•increases in merchant credit card fees of $0.9 million and $1.8 million, respectively, primarily due to a higher volume of transactions associated with the increase in advertising revenue.
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
Sales and marketing expenses for the three and six months ended June 30, 2022 increased compared to the prior-year periods due to:
•increases of $12.0 million and $19.5 million, respectively, in employee costs due to higher average sales headcount as compared with the prior-year periods; and
•increases in marketing and advertising costs of $5.7 million and $14.0 million, respectively, primarily reflecting our investment in consumer marketing.

These increases were partially offset by decreases in allocated workplace operating costs of $1.9 million and $4.5 million, respectively, from reductions in our leased office space.
We expect sales and marketing expenses to continue to increase in 2022 compared to 2021 as we hire across our sales and marketing teams and invest in marketing initiatives. However, we expect sales and marketing expenses to decrease as a percentage of net revenue in 2022 compared to 2021.
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
Product development expenses for the three and six months ended June 30, 2022 increased compared to the prior-year periods primarily due to increases in employee costs of $9.1 million and $22.2 million, respectively, which include bonuses and stock-based compensation, as a result of higher average headcount.
We expect product development expenses to increase in 2022 compared to 2021 as we expand our product and engineering teams and invest to support our product initiatives, but decrease as a percentage of net revenue as our distributed operations and growth strategy provide leverage.
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
General and administrative expenses for the three months ended June 30, 2022 decreased compared to the prior-year period primarily due to impairment charges incurred in the prior-year period of $11.2 million related to the right-of-use assets and leasehold improvements for office space that was subleased, which did not recur in the current-year period. This decrease was partially offset by an increase in employee costs of $3.3 million resulting from higher average headcount, a $1.2 million increase in our provision for doubtful accounts as a result of the increase in advertising revenue and the release of a higher amount of COVID-19-related bad debt reserves in the prior year.
General and administrative expenses for the six months ended June 30, 2022 remained relatively consistent compared to the prior-year period. An increase in employee costs of $6.5 million resulting from higher average headcount and an increase in our provision for doubtful accounts of $5.4 million, primarily reflecting a higher amount of COVID-19-related bad debt reserves released in the prior year, were substantially offset by the $11.2 million impairment charge in the prior-year period that did not recur in the current-year period.
We expect general and administrative expenses to increase in 2022 compared to 2021 to support the continued growth of our business, including in part as a result of the approximately $10.5 million impairment charge we expect to incur in the third quarter related to the sublease of a portion of our New York office space. Excluding the impact of impairment charges in both years, we expect general and administrative expenses as a percentage of net revenue to remain relatively consistent in 2022 compared to 2021.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense for the three and six months ended June 30, 2022 decreased compared to the prior-year periods, primarily due to decreases in depreciation expense of leasehold improvements from asset retirements related to lease terminations and expirations and, to a lesser extent, lower amortization expense resulting from intangible assets that had become fully amortized since prior year.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash and cash equivalents, the portion of our sublease income in excess of our lease cost, amortization of debt issuance costs, credit facility fees and foreign exchange gains and losses.
Other income, net for the three and six months ended June 30, 2022 increased compared to the prior-year periods, primarily driven by higher interest income from our investments in money market funds due to increasing federal interest rates, as well as higher tax incentives related to research and development activity in the United Kingdom.

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
Provision for income taxes for the three and six months ended June 30, 2022 increased from a recorded benefit in each of the prior-year periods primarily due to an increase in the annual effective tax rate estimated for 2022 and increases in quarter-to-date and year-to-date pre-tax income, partially offset by decreases in year-to-date excess tax benefits from stock-based compensation in the current periods.
As of December 31, 2021, we had approximately $40.5 million in net deferred tax assets ("DTAs"). As of June 30, 2022, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
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
The following is a reconciliation of net income (loss) to adjusted EBITDA, as well as the calculation of net income (loss) margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$8,009	$4,212	$7,094	$(1,584)
Provision for (benefit from) income taxes	9,319	(4,751)	6,707	(6,893)
Other income, net	(1,327)	(542)	(2,256)	(1,247)
Depreciation and amortization	11,258	12,833	22,748	25,916
Stock-based compensation	40,061	40,859	81,121	80,104
Restructuring	—	12	—	32
Asset impairment(1)	—	11,164	—	11,164
Adjusted EBITDA	$67,320	$63,787	$115,414	$107,492

Net revenue	$298,884	$257,188	$575,512	$489,284
Net income (loss) margin	3%	2%	1%	—%
Adjusted EBITDA margin	23%	25%	20%	22%
(1) Recorded within general and administrative expenses on our Condensed Consolidated Statements of Operations.
Liquidity and Capital Resources
Sources of Cash
As of June 30, 2022, we had cash and cash equivalents of $421.2 million, which consisted of cash and money market funds. Our cash held internationally as of June 30, 2022 was $13.2 million. As of June 30, 2022, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.
In June 2022, we changed our investment strategy to invest the majority of our cash in a mix of money market funds and highly rated debt securities in order to earn a higher overall rate of return. Our investment policy limits the amount of credit exposure to any one issuer and it generally requires securities to be investment grade (i.e., rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. As of June 30, 2022, we held the majority of our investments in highly liquid money market funds. Our remaining investments that were not held in money market funds as of June 30, 2022 were held in certificates of deposit. Subsequent to the quarter end, through July 29, 2022, we purchased approximately $85.9 million of highly-rated marketable securities, net of maturities, which we expect to classify as available-for-sale as we do not have the intent to hold these securities to maturity to allow flexibility to respond to potential liquidity needs.
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
We have the ability to access backup liquidity to fund working capital and for other capital requirements, as needed, through a three-year, $75.0 million senior unsecured revolving credit facility (including a $25.0 million letter of credit sub-limit) as part of our Credit Agreement with Wells Fargo Bank, National Association which we entered into in May 2020 (the "Credit Agreement"). As of June 30, 2022, we had $20.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and

$54.5 million remained available under the revolving credit facility as of that date. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to the onset of the COVID-19 pandemic. As of June 30, 2022, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement. For more information about the terms of the Credit Agreement, including financial covenants, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" included under Part I, Item 1A in our Annual Report, as updated by Part II, Item 1A of this Quarterly Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes beginning in 2022, primarily due to the new requirement to amortize certain research and development expenses under the Tax Act; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flow related to $13.5 million of uncertain tax position. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with adverse macroeconomic conditions, including the ongoing COVID-19 pandemic, or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2022 to 2031. Our cash requirements related to these lease agreements are $164.0 million, of which $48.0 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $38.4 million. See Note 7, "Leases," of the Notes to Condensed Consolidated Financial Statements for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $41.7 million, of which approximately $35.1 million is expected to be paid within the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$78,232	$109,107
Net cash used in investing activities	$(14,479)	$(13,196)
Net cash used in financing activities	$(121,026)	$(133,394)
Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2022 decreased compared to the prior-year period primarily due to an increase in income taxes paid and the timing of payments to vendors and employees. These movements were partially offset by an increase in cash provided by customers due to higher revenue and increases in accrued commissions due to higher performance of sales representatives.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2022 increased compared to the prior-year period primarily due to an increase in purchases of property, equipment and software, partially offset by a decrease in capitalized software and website development costs.
Financing Activities. Net cash used in financing activities during the six months ended June 30, 2022 decreased compared to the prior-year period primarily due to a decrease in repurchases of the Company's common stock, partially offset by a decrease in cash proceeds from stock option exercises as there were fewer options exercised during the six months ended June 30, 2022 as compared to the prior-year period.
Stock Repurchase Program
As of June 30, 2022, our board of directors had authorized us to repurchase up to an aggregate of $1.2 billion of our outstanding common stock since it initially authorized our stock repurchase program in July 2017. As of July 29, 2022, approximately $107.0 million remained available for stock repurchases under these authorizations.
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
We have funded all repurchases to date and expect to fund any future repurchases with cash available on our balance sheet. During the six months ended June 30, 2022, we repurchased on the open market 3,039,203 shares for an aggregate purchase price of $100.0 million. During the six months ended June 30, 2021, we repurchased on the open market 3,019,987 shares for an aggregate purchase price of $114.2 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Adverse macroeconomic conditions — such as the COVID-19 pandemic and current uncertain economic environment — have had, and may continue to have, a significant adverse impact on our business and results of operations, and also expose us to other risks.
There is currently an uncertain and inflationary economic environment in the United States, partially as a result of the COVID-19 pandemic and efforts to contain it and manage its impacts, which have created significant macroeconomic disruption and volatility. These challenging macroeconomic conditions have had, and may continue to have, a significant adverse impact on our business and results of operations. For example, adverse macroeconomic conditions have had, and may continue to have, a negative impact on the ability and willingness of advertisers to spend on our products and services. In 2020, businesses reduced their spending with us as a result of pandemic-related closures and restrictions, resulting in a 14% decrease in net revenue compared to 2019. Although public health restrictions eased in 2021, many businesses continued operating at a limited capacity as a safety precaution or in response to reduced consumer demand, which continued to negatively impact their advertising spending with us as a result. While our business has now surpassed its pre-pandemic performance in many areas and advertiser demand has been strong in 2022, many businesses continue to face supply chain issues, rising commodity prices, and inventory and labor shortages.
Changes in consumer behavior due to adverse economic conditions may also negatively impact our business. For example, although vaccines became available and public health restrictions eased in 2021, consumer traffic to our platform remained below pre-pandemic 2019 levels as the number of COVID-19 cases continued to fluctuate; this impact was particularly pronounced in certain geographies within the United States and in our Restaurants, Retail & Other categories. Subsequent increases in economic uncertainty and inflationary pressures, ongoing concerns related to COVID-19 and its variants, and the non-renewal of government stimulus programs have continued to negatively impact consumer traffic and user activity in 2022 compared to 2019.
Because traffic to and user engagement on our platform together impact the number of ads we are able to show as well as the value of those ads to businesses, such negative impacts on consumer activity may also make it more difficult to convince existing and prospective advertisers that our products offer them a material benefit and generate a competitive return relative to other alternatives. Strong advertiser demand combined with less robust consumer activity has significantly increased our average CPC in the first and second quarters of 2022 compared to the prior-year periods; if the value our products provide to advertisers does not keep pace with any further price increases, our revenue and results of operations could be harmed. This dynamic may be exacerbated if lower consumer activity is combined with a shift in consumer activity from categories with higher advertiser demand to those with lower advertiser demand, which we believe occurred in the first half of 2022 as consumer activity shifted away from our Services categories towards travel and leisure.
As adverse macroeconomic conditions continue, our business is also exposed to a variety of other risks, including:
•reductions in cash flows from operations and liquidity, which impact our capital allocation strategy in turn;
•setbacks on our progress on our strategic initiatives as we reallocate resources to responding to such adverse conditions;
•increased fluctuation in our operating results and volatility and uncertainty in our financial projections;
•reductions in the quantity and quality of content provided by users, which may further harm traffic to our platform;

•inefficiencies, delays and disruptions in our business due to the illness of key employees or a significant portion of our workforce;
•additional restructuring and impairment charges; and
•operational difficulties due to adverse effects of such conditions on our third-party service providers and strategic partners.
It is not possible for us to predict the remaining duration of the ongoing adverse macroeconomic conditions or of the pandemic, the severity of future COVID-19 variants and resulting restrictions, or the duration or magnitude of any resulting adverse impact on our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended June 30, 2022 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 – April 30, 2022	723	$34.27	723	$156,891
May 1 – May 31, 2022	265	$29.85	265	$148,984
June 1 – June 30, 2022	587	$29.52	587	$131,658
(1)    Between July 2017 and September 2021, our board of directors authorized us to repurchase up to $1.2 billion of our outstanding common stock, $107.0 million of which remained available as of July 29, 2022. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report.
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

YELP INC.
Date:	August 5, 2022	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)