Form 10-Q
period 2022-09-30
YELP INC
filed 2022-11-04
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of November 1, 2022, there were 69,702,309 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as updated by Part II, Item 1A of this Quarterly Report, and elsewhere in this Quarterly Report, such as:
•adverse macroeconomic conditions, including persistent inflation and continued interest hikes, and their impact on consumer behavior and advertiser spending;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$330,970	$479,783
Short-term marketable securities	90,871	—
Accounts receivable (net of allowance for doubtful accounts of $8,739 and $7,153 at September 30, 2022 and December 31, 2021, respectively)	127,232	107,358
Prepaid expenses and other current assets	74,028	57,536
Total current assets	623,101	644,677
Property, equipment and software, net	78,699	83,857
Operating lease right-of-use assets	104,412	140,785
Goodwill	98,256	105,128
Intangibles, net	9,338	10,673
Restricted cash	1,146	858
Other non-current assets	115,382	64,550
Total assets	$1,030,334	$1,050,528
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$150,804	$119,620
Operating lease liabilities — current	40,177	40,237
Deferred revenue	8,403	4,156
Total current liabilities	199,384	164,013
Operating lease liabilities — long-term	95,139	127,979
Other long-term liabilities	34,433	7,218
Total liabilities	328,956	299,210
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 70,399 shares issued and outstanding at September 30, 2022, and 72,171 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	1,615,970	1,522,572
Accumulated other comprehensive loss	(20,624)	(11,090)
Accumulated deficit	(893,968)	(760,164)
Total stockholders' equity	701,378	751,318
Total liabilities and stockholders' equity	$1,030,334	$1,050,528

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$308,891	$269,155	$884,403	$758,439
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,805	21,185	77,222	54,052
Sales and marketing	133,061	114,295	388,570	340,845
Product development	75,803	69,402	233,336	206,089
General and administrative	48,381	30,001	126,141	106,957
Depreciation and amortization	11,417	12,627	34,165	38,543
Restructuring	—	—	—	32
Total costs and expenses	295,467	247,510	859,434	746,518
Income from operations	13,424	21,645	24,969	11,921
Other income, net	2,691	331	4,947	1,578
Income before income taxes	16,115	21,976	29,916	13,499
Provision for (benefit from) income taxes	7,007	3,911	13,714	(2,982)
Net income attributable to common stockholders	$9,108	$18,065	$16,202	$16,481
Net income per share attributable to common stockholders
Basic	$0.13	$0.24	$0.23	$0.22
Diluted	$0.13	$0.23	$0.22	$0.21
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	70,630	73,904	71,158	74,647
Diluted	72,658	77,422	73,577	79,007

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$9,108	$18,065	$16,202	$16,481
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(4,349)	(1,403)	(8,916)	(2,974)
Unrealized loss on available-for-sale debt securities	(618)	—	(618)	—
Other comprehensive loss	(4,967)	(1,403)	(9,534)	(2,974)
Comprehensive income	$4,141	$16,662	$6,668	$13,507

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2021	74,590	$—	$1,464,490	$(4,250)	$(8,378)	$(648,398)	$803,464
Issuance of common stock upon exercises of employee stock options	68	—	1,220	—	—	—	1,220
Issuance of common stock upon vesting of restricted stock units ("RSUs")	659	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	38,613	—	—	—	38,613
Shares withheld related to net share settlement of equity awards	—	—	(14,461)	—	—	—	(14,461)
Repurchases of common stock	—	—	—	(63,675)	—	—	(63,675)
Retirement of common stock	(1,665)	—	—	63,755	—	(63,755)	—
Other comprehensive loss	—	—	—	—	(1,403)	—	(1,403)
Net income	—	—	—	—	—	18,065	18,065
Balance as of September 30, 2021	73,652	$—	$1,489,862	$(4,170)	$(9,781)	$(694,088)	$781,823

Balance as of June 30, 2022	71,226	$—	$1,587,337	$(3,138)	$(15,657)	$(849,938)	$718,604
Issuance of common stock upon exercises of employee stock options	192	—	5,083	—	—	—	5,083
Issuance of common stock upon vesting of RSUs	688	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	39,750	—	—	—	39,750
Shares withheld related to net share settlement of equity awards	—	—	(16,200)	—	—	—	(16,200)
Repurchases of common stock	—	—	—	(50,000)	—	—	(50,000)
Retirement of common stock	(1,707)	—	—	53,138	—	(53,138)	—
Other comprehensive loss	—	—	—	—	(4,967)	—	(4,967)
Net income	—	—	—	—	—	9,108	9,108
Balance as of September 30, 2022	70,399	$—	$1,615,970	$—	$(20,624)	$(893,968)	$701,378

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2020	75,371	$—	$1,398,248	$(2,964)	$(6,807)	$(533,943)	$854,534
Issuance of common stock upon exercises of employee stock options	633	—	8,132	—	—	—	8,132
Issuance of common stock upon vesting of RSUs	2,073	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	255	—	8,675	—	—	—	8,675
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	124,306	—	—	—	124,306
Shares withheld related to net share settlement of equity awards	—	—	(49,499)	—	—	—	(49,499)
Repurchases of common stock	—	—	—	(177,832)	—	—	(177,832)
Retirement of common stock	(4,680)	—	—	176,626	—	(176,626)	—
Other comprehensive loss	—	—	—	—	(2,974)	—	(2,974)
Net income	—	—	—	—	—	16,481	16,481
Balance as of September 30, 2021	73,652	$—	$1,489,862	$(4,170)	$(9,781)	$(694,088)	$781,823

Balance as of December 31, 2021	72,171	$—	$1,522,572	$—	$(11,090)	$(760,164)	$751,318
Issuance of common stock upon exercises of employee stock options	280	—	7,022	—	—	—	7,022
Issuance of common stock upon vesting of RSUs	2,223	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	364	—	9,110	—	—	—	9,110
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	125,741	—	—	—	125,741
Shares withheld related to net share settlement of equity awards	—	—	(48,475)	—	—	—	(48,475)
Repurchases of common stock	—	—	—	(150,006)	—	—	(150,006)
Retirement of common stock	(4,639)	—	—	150,006	—	(150,006)	—
Other comprehensive loss	—	—	—	—	(9,534)	—	(9,534)
Net income	—	—	—	—	—	16,202	16,202
Balance as of September 30, 2022	70,399	$—	$1,615,970	$—	$(20,624)	$(893,968)	$701,378

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$16,202	$16,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,165	38,543
Provision for doubtful accounts	18,249	9,834
Stock-based compensation	119,753	116,546
Noncash lease cost	24,962	30,676
Deferred income taxes	(41,162)	(6,400)
Amortization of deferred cost	13,477	10,676
Asset impairment	10,464	11,164
Other adjustments, net	1,291	103
Changes in operating assets and liabilities:
Accounts receivable	(38,130)	(27,279)
Prepaid expenses and other assets	(39,920)	(14,937)
Operating lease liabilities	(29,928)	(32,891)
Accounts payable, accrued liabilities and other liabilities	58,413	15,219
Net cash provided by operating activities	147,836	167,735
Investing Activities
Purchases of marketable securities — available-for-sale	(92,895)	—
Sales and maturities of marketable securities — available-for-sale	1,649	—
Purchases of property, equipment and software	(20,104)	(21,600)
Other investing activities	43	341
Net cash used in investing activities	(111,307)	(21,259)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	16,143	16,807
Taxes paid related to the net share settlement of equity awards	(48,161)	(49,180)
Repurchases of common stock	(150,006)	(177,832)
Net cash used in financing activities	(182,024)	(210,205)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,030)	(137)
Change in cash, cash equivalents and restricted cash	(148,525)	(63,866)
Cash, cash equivalents and restricted cash — Beginning of period	480,641	596,540
Cash, cash equivalents and restricted cash — End of period	$332,116	$532,674
Supplemental Disclosures of Other Cash Flow Information
Cash paid (refund received) for income taxes, net	$40,129	$(349)
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$6,461	$2,336
Tax liabilities related to equity awards included in accounts payable and accrued liabilities	$22	$23
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$50	$11,712
Repurchases of common stock recorded in accounts payable and accrued liabilities	$2,378	$2,130

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
The unaudited condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation, including reclassifying amortization of deferred costs to a separate financial statement line item within the condensed consolidated statements of cash flows and combining foreign currency adjustments and unrealized gain (loss) on available-for-sale securities into one financial statement line item, other comprehensive income (loss), on the condensed consolidated statements of stockholders’ equity.
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
Marketable Securities—The Company considers highly liquid treasury notes, U.S. agency securities, corporate debt securities, money market funds and other funds with maturities of more than three months to be marketable securities. These securities are classified as short-term marketable securities on the condensed consolidated balance sheet as they represent the investment of cash available for current operations.

The Company has a policy that generally requires its securities to be investment grade (i.e. rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. The Company classifies its marketable securities as available-for-sale and determines the classification at the time of purchase based on the Company's investment strategy; such designation is reevaluated at each balance sheet date.
Available-for-sale securities are stated at fair value as of each balance sheet date and are periodically assessed for impairment. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The Company reviews the securities in an unrealized loss position and evaluates whether credit loss exists by considering factors such as historical experience, market data, issuer-specific factors including their credit rating, and current economic conditions. If a credit loss exists, the Company measures the loss by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An allowance for credit loss is recorded as a component of other income (expense), net, limited by the amount of unrealized loss. Any remaining unrealized losses are recorded to other comprehensive income (loss).
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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash	$60,093	$89,407
Cash equivalents	270,877	390,376
Total cash and cash equivalents	$330,970	$479,783
Restricted cash	1,146	858
Total cash, cash equivalents and restricted cash	$332,116	$480,641
3. FAIR VALUE MEASUREMENTS
The Company’s investments in money market accounts are recorded as cash equivalents at fair value on the condensed consolidated balance sheets. Additionally, the Company carries its available-for-sale debt securities at fair value. See Note 4, "Marketable Securities" for further details.
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
This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company's certificates of deposit, commercial paper, corporate bonds, agency bonds and U.S. government bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly.

The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$269,878	$—	$—	$269,878	$390,376	$—	$—	$390,376
Commercial paper	—	999	—	999	—	—	—	—
Marketable securities:
Certificates of deposit	—	11,566	—	11,566	—	—	—	—
Commercial paper	—	16,506	—	16,506	—	—	—	—
Corporate bonds	—	27,682	—	27,682	—	—	—	—
Agency bonds	—	1,898	—	1,898	—	—	—	—
U.S. government bonds	—	33,219	—	33,219	—	—	—	—
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,000	—	10,000
Total cash equivalents and other investments	$269,878	$101,870	$—	$371,748	$390,376	$10,000	$—	$400,376
The certificates of deposit are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
The Company's long- and indefinite-lived assets, such as property, equipment and software, goodwill and other intangible assets, are measured at fair value on a non-recurring basis if the assets are determined to be impaired. The Company recognized an impairment charge related to right-of-use ("ROU") assets and leasehold improvements associated with certain of its operating leases that it subleased during the three months ended September 30, 2022. See Note 8, "Leases," for further details. The Company estimated the fair value of these assets as of the effective dates of the agreements using an income approach based on expected future cash flows from the subleased properties, which relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to its present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.
4. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of September 30, 2022 were as follows (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$999	$—	$—	$999
Total cash equivalents	999	—	—	999
Short-term marketable securities:
Certificates of deposit	11,566	—	—	11,566
Commercial paper	16,506	—	—	16,506
Corporate bonds	28,041	7	(366)	27,682
Agency bonds	1,898	—	—	1,898
U.S. government bonds	33,478	—	(259)	33,219
Total short-term marketable securities	91,489	7	(625)	90,871
Total	$92,488	$7	$(625)	$91,870
The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of September 30, 2022, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	September 30, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$24,900	$(366)	$—	$—	$24,900	$(366)
U.S. government bonds	28,225	(259)	—	—	28,225	(259)
Total	$53,125	$(625)	$—	$—	$53,125	$(625)
As of September 30, 2022, the Company did not recognize any credit loss related to available-for-sale marketable securities. As of December 31, 2021, the Company did not have any marketable securities and a majority of the Company's investments were in highly liquid money market funds.
The contractual maturities for marketable securities classified as available-for-sale as of September 30, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$60,050	$59,960
Due in one to five years	32,438	31,910
Total	$92,488	$91,870
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$16,482	$13,480
Certificates of deposit	10,000	10,000
Other current assets	47,546	34,056
Total prepaid expenses and other current assets	$74,028	$57,536
Prepaid expenses included $0.7 million of short-term capitalized implementation costs related to cloud computing arrangements that are service contracts. The long-term portion of capitalized cloud computing implementation costs of $1.7 million are included in other non-current assets. The Company recorded an immaterial amount of amortization expense during the three and nine months ended September 30, 2022 and 2021 related to capitalized implementation costs. As of September 30, 2022, other current assets primarily consisted of non-trade receivables, current tax receivables and deferred costs related to unsettled share repurchases.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Capitalized website and internal-use software development costs	$222,372	$202,169
Leasehold improvements(1)	59,865	59,190
Computer equipment	50,076	48,264
Furniture and fixtures	11,474	12,573
Telecommunication	4,900	4,953
Software	1,700	1,703
Total	350,387	328,852
Less accumulated depreciation and amortization	(271,688)	(244,995)
Property, equipment and software, net	$78,699	$83,857
(1) The cost basis was reduced to reflect an impairment of $1.5 million recorded during the nine months ended September 30, 2022. For more information, see Note 8, "Leases."
Depreciation and amortization expense related to property, equipment and software was $11.0 million and $11.9 million for the three months ended September 30, 2022 and 2021, respectively, and $32.8 million and $36.4 million for the nine months ended September 30, 2022 and 2021, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2022 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value.
The changes in carrying amount of goodwill during the nine months ended September 30, 2022 were as follows (in thousands):

Balance as of December 31, 2021	$105,128
Effect of currency translation	(6,872)
Balance as of September 30, 2022	$98,256

Intangible assets that were not fully amortized as of September 30, 2022 and December 31, 2021 consisted of the following (dollars in thousands):

	September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(5,373)	$4,545	6.4	years
Developed technology	7,709	(7,709)	—	0.0	years
Licensing agreements	6,129	(1,344)	4,785	7.4	years
Domains and data licenses	2,869	(2,861)	8	0.8	years
Total	$26,625	$(17,287)	$9,338

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(4,786)	$5,132	7.1	years
Developed technology	7,709	(7,453)	256	0.2	years
Licensing agreements	6,129	(860)	5,269	8.2	years
Domain and data licenses	2,869	(2,853)	16	1.5	years
Total	$26,625	$(15,952)	$10,673
Amortization expense related to intangible assets was $0.3 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, estimated future amortization expenses were as follows (in thousands):

Remainder of 2022	$341
2023	1,359
2024	1,353
2025	1,353
2026	1,353
2027	1,353
Thereafter	2,226
Total amortization	$9,338
8. LEASES
The components of lease cost, net for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$10,008	$12,323	$31,174	$38,717
Short-term lease cost (12 months or less)	291	133	815	406
Sublease income	(3,195)	(2,308)	(8,749)	(5,714)
Total lease cost, net	$7,104	$10,148	$23,240	$33,409

The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39,148	$41,274
As of September 30, 2022, maturities of lease liabilities were as follows (in thousands):

Remainder of 2022	$11,852
2023	45,125
2024	42,432
2025	21,907
2026	6,969
2027	6,156
Thereafter	15,689
Total minimum lease payments	150,130
Less imputed interest	(14,814)
Present value of lease liabilities	$135,316
As of September 30, 2022 and December 31, 2021, the weighted-average remaining lease terms and weighted-average discount rates were as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years) — operating leases	4.2	4.8
Weighted-average discount rate — operating leases	5.3%	5.4%
During the three months ended September 30, 2022, the Company entered into a sublease agreement for a portion of its office space in New York. The Company evaluated the associated ROU asset and leasehold improvements for impairment as a result of the sublease in accordance with Accounting Standards Codification Topic 360, "Property, Plant, and Equipment," because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the future undiscounted cash flows under the sublease agreement to the carrying amounts of the respective ROU asset and leasehold improvements and determined that an impairment existed.
The Company compared the carrying value of the impacted assets to the fair value to determine the impairment amount. The Company recognized an impairment charge of $10.5 million during the three months ended September 30, 2022, which is included in general and administrative expenses on its condensed consolidated statement of operations, and reduced the carrying amount of the ROU asset and leasehold improvements by $9.0 million and $1.5 million, respectively. For more information on the fair values of the ROU asset and leasehold improvements used in the impairment analysis, see Note 3, "Fair Value Measurements."

9. OTHER NON-CURRENT ASSETS
Other non-current assets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred tax assets	$81,612	$40,606
Deferred contract costs	25,236	16,931
Other non-current assets	8,534	7,013
Total other non-current assets	$115,382	$64,550
Deferred contract costs as of September 30, 2022 and December 31, 2021, and changes in deferred contract costs during the nine months ended September 30, 2022, were as follows (in thousands):

Nine Months Ended September 30, 2022
Balance, beginning of period	$16,931
Add: costs deferred on new contracts	21,782
Less: amortization recorded in sales and marketing expenses	(13,477)
Balance, end of period	$25,236
10. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$7,153	$11,559
Add: provision for doubtful accounts	18,249	9,834
Less: write-offs, net of recoveries	(16,663)	(13,519)
Balance, end of period	$8,739	$7,874
The net increase in the allowance for doubtful accounts in the nine months ended September 30, 2022 was primarily related to an anticipated increase in customer delinquencies due to an increase in both the number of advertiser accounts and customer spend during the nine month period. The net decrease in the allowance for doubtful accounts in the nine months ended September 30, 2021 was primarily a result of a reduction in expected customer delinquencies as collection rates continued to improve. In calculating the allowance for doubtful accounts as of September 30, 2022 and 2021, the Company considered expectations of probable credit losses, including probable credit losses associated with the COVID-19 pandemic, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The changes in deferred revenue during the nine months ended September 30, 2022 were as follows (in thousands):

Nine Months Ended September 30, 2022
Balance, beginning of period	$4,156
Less: recognition of deferred revenue from beginning balance	(3,739)
Add: net increase in current period contract liabilities	7,986
Balance, end of period	$8,403
The majority of the deferred revenue balance as of September 30, 2022 is expected to be recognized as revenue in the subsequent three-month period ending December 31, 2022. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of September 30, 2022. No other contract assets or liabilities were recorded on the Company's condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable	$10,388	$16,127
Employee-related liabilities	79,256	50,132
Accrued sales and marketing expenses	13,260	5,455
Accrued cost of revenue	7,667	9,537
Accrued legal settlements	22,250	26,037
Other accrued liabilities	17,983	12,332
Total accounts payable and accrued liabilities	$150,804	$119,620
As of September 30, 2022, other accrued liabilities primarily consisted of accrued costs related to unsettled share repurchases as well as accrued general and administrative, purchase orders and workplace costs.
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California (the "Court"), naming as defendants the Company and certain of its officers (the “Securities Class Action”). The complaint, which the plaintiff amended on June 25, 2018, alleges violations of the Securities Exchange Act of 1934, as amended, by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff seeks unspecified monetary damages and other relief. On November 27, 2018, the Court granted in part and denied in part the defendants’ motion to dismiss. On October 22, 2019, the Court approved a stipulation to certify a class in this action and, on September 9, 2021, it denied the defendants’ motion for summary judgment. The case was scheduled for trial to begin on February 7, 2022. However, on December 3, 2021, the defendants reached a preliminary agreement with the plaintiff to settle this matter for $22.25 million. The proposed settlement was subsequently filed with the Court, which preliminarily approved it on July 25, 2022. The settlement was then funded by defendants' insurers during the three months ended September 30, 2022. After it receives final approval from the Court, the settlement will resolve all claims asserted against all defendants in the Securities Class Action without any liability or wrongdoing attributed to them. The Court has scheduled a hearing for January 19, 2023, at which it will consider whether to grant final approval of the settlement.
On August 26, 2022, the Court granted final approval of the settlement of a stockholder derivative action (the “Derivative Action”) asserting claims against certain current and former officers, and naming the Company as a nominal defendant, which arose out of the same facts as the Securities Class Action and was also pending before the Court. The settlement resolved all claims asserted against all defendants in the Derivative Action without any liability or wrongdoing attributed to them personally or to the Company. Under the terms of the settlement, the Company’s board of directors adopted certain corporate governance modifications and the Company received $18.0 million of insurance proceeds. The Company has paid $3.75 million of such insurance proceeds to the plaintiff’s attorneys as fees. The remaining insurance proceeds were applied to the funding of the Securities Class Action settlement.

The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. Although final approval of the settlement agreement for the Securities Class Action remains pending, the Company believes the losses for both the settlements of the Securities Class Action and the Derivative Action are probable and the payment amounts described above, which total $26.0 million, represent reasonable estimates of loss contingencies. The Company also believes that the anticipated insurance proceeds related to the settlement of each action described above, which also total $26.0 million, are probable and represent reasonable estimates for loss recovery. Accordingly, the Company recorded a $26.0 million accrual for loss contingency within accounts payable and accrued liabilities as well as a $26.0 million receivable for loss recovery within prepaid expenses and other current assets, of which $3.75 million was released from each the receivable for loss recovery and the accrual for loss contingency during the three months ended September 30, 2022 upon payment to the plaintiff's attorneys in the Derivative Action. As of September 30, 3022, the Company had a $22.25 million remaining accrual for the settlement of the Securities Class Action on its condensed consolidated balance sheets within each of accounts payable and accrued liabilities as well as prepaid expenses and current assets.
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
Revolving Credit Facility—The Company is a party to a Credit Agreement with Wells Fargo Bank, National Association (as amended by the Letter Agreement, dated as of September 27, 2022, the "Credit Agreement"), which provides for a three-year, $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. As of September 30, 2022, the Company had $20.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $54.5 million remained available under the revolving credit facility as of this date. The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of September 30, 2022. For additional information on the terms of the Credit Agreement, including fees payable by the Company, financial covenants, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated (in thousands):

	September 30, 2022		December 31, 2021
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000	70,399	200,000	72,171
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of September 30, 2022, the Company's board of directors had authorized it to repurchase up to an aggregate of $1.2 billion of its outstanding common stock, $81.7 million of which remained available as of September 30, 2022. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions, or a combination of the foregoing.

During the nine months ended September 30, 2022, the Company repurchased on the open market and retired 4,639,373 shares for an aggregate purchase price of $150.0 million. The Company had no treasury stock balance as of September 30, 2022.
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
A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	3,979	$32.59	4.4	$24,580
Granted	10	31.42
Exercised	(282)	25.08
Canceled	(132)	45.43
Outstanding at September 30, 2022	3,575	$32.71	3.8	$8,255
Options vested and exercisable at September 30, 2022	3,411	$32.60	3.6	$8,255
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $2.1 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively, and $3.0 million and $13.2 million for the nine months ended September 30, 2022 and 2021, respectively.
There were no options granted during each of the three months ended September 30, 2022 and 2021. The weighted-average grant date fair value of options granted was $16.07 and $18.55 per share for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, total unrecognized compensation costs related to nonvested stock options were approximately $2.4 million, which the Company expects to recognize over a weighted-average time period of 1.6 years.
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
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the year following the year in which the PRSUs are granted. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of September 30, 2022 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the three and nine months ended September 30, 2022 for the PRSUs that it expected to vest.
As the PRSU activity during the nine months ended September 30, 2022 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the nine months ended September 30, 2022 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2021	10,016	$32.39
Granted	6,256	35.11
Vested(1)	(3,683)	33.49
Canceled	(1,848)	32.97
Nonvested at September 30, 2022	10,741	$33.50
(1) Includes 1,460,121 shares that vested but were not issued due to net share settlement for payment of employee taxes.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the nine months ended September 30, 2022 and 2021 was $122.2 million and $127.7 million, respectively. As of September 30, 2022, the Company had approximately $333.4 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.6 years.
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
There were no shares purchased by employees under the ESPP in the three months ended September 30, 2022 or 2021. There were 364,436 shares purchased by employees under the ESPP at a weighted-average price of $25.00 in the nine months ended September 30, 2022. There were 254,449 shares purchased by employees under the ESPP at a weighted-average price of $34.09 in the nine months ended September 30, 2021. The Company recognized stock-based compensation expense related to the ESPP of $0.8 million in the each of the three months ended September 30, 2022 and 2021, and $2.3 million in each of the nine months ended September 30, 2022 and 2021.

Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,148	$1,071	$3,701	$3,273
Sales and marketing	8,606	7,794	25,461	24,632
Product development	21,352	20,380	66,781	61,807
General and administrative	7,526	7,197	23,810	26,834
Total stock-based compensation recorded to income before income taxes	38,632	36,442	119,753	116,546
Benefit from income taxes	(8,489)	(8,529)	(26,446)	(28,095)
Total stock-based compensation recorded to net income	$30,143	$27,913	$93,307	$88,451
The Company capitalized $1.9 million and $2.9 million of stock-based compensation expense as website development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended September 30, 2022 and 2021, respectively, and $6.7 million and $8.5 million in the nine months ended September 30, 2022 and 2021, respectively.
14. OTHER INCOME, NET
Other income, net for the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income (expense), net	$2,007	$(31)	$2,558	$(83)
Transaction (loss) gain on foreign exchange, net	(213)	(32)	(236)	237
Other non-operating income, net	897	394	2,625	1,424
Other income, net	$2,691	$331	$4,947	$1,578
15. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the nine months ended September 30, 2022 was $13.7 million, which was due to $13.7 million of U.S. federal, state and foreign income tax expense. The benefit from income taxes for the nine months ended September 30, 2021 was $3.0 million, which was due to $2.7 million of U.S. federal, state and foreign income tax provision, offset by $5.7 million of net discrete tax benefit primarily related to stock-based compensation.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three and nine months ended September 30, 2022, the difference between the effective tax rate and the federal statutory tax rate primarily related to stock-based compensation and the inclusion of global intangible low-taxed income ("GILTI"), offset by tax credits. As currently enacted, beginning in 2022, the Tax Cuts and Jobs Act (the "Tax Act") requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which is expected to increase the amount of the Company's GILTI. For the three and nine months ended September 30, 2021, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by non-deductible expenses.
As of September 30, 2022, the total amount of gross unrecognized tax benefits was $60.2 million, $30.9 million of which was subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three and nine months ended September 30, 2022, the Company recorded an immaterial amount of interest and penalties.

As of September 30, 2022, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $14.4 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2016 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 30, 2022, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that its unrecognized tax benefits could be reduced by $0.9 million over the next 12 months.
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
The following table presents the calculation of basic and diluted net income per share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income per share:
Net income	$9,108	$18,065	$16,202	$16,481
Shares used in computation:
Weighted-average common shares outstanding	70,630	73,904	71,158	74,647
Basic net income per share attributable to common stockholders	$0.13	$0.24	$0.23	$0.22

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Diluted net income per share:
Net income	$9,108	$18,065	$16,202	$16,481
Shares used in computation:
Weighted-average common shares outstanding	70,630	73,904	71,158	74,647
Stock options	472	769	494	808
RSUs	1,398	2,631	1,868	3,510
ESPP	158	118	57	42
Number of shares used in diluted calculation	72,658	77,422	73,577	79,007
Diluted net income per share attributable to common stockholders	$0.13	$0.23	$0.22	$0.21

The following stock-based instruments were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	2,354	1,562	2,415	1,539
RSUs	5,674	275	1,649	45
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
Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue by product:
Advertising revenue by category(1):
Services	$180,957	$157,319	$515,518	$450,528
Restaurants, Retail & Other	112,707	99,511	324,901	273,250
Advertising	293,664	256,830	840,419	723,778
Transactions	3,652	3,001	10,772	10,330
Other	11,575	9,324	33,212	24,331
Total net revenue	$308,891	$269,155	$884,403	$758,439
(1) Advertising revenue by category in 2022 reflects an updated method of disaggregation. Prior-period amounts have not been updated as it is impracticable to do so, given certain historical information was not available.
During the three and nine months ended September 30, 2022 and 2021, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which revenue is recognized, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
The Company offered a number of relief incentives to advertising and other revenue customers most impacted by the COVID-19 pandemic totaling $0.4 million and $3.2 million during the nine months ended September 30, 2022 and 2021, respectively. The Company did not continue to offer relief incentives during the three months ended September 30, 2022, and offered $0.3 million during the three months ended September 30, 2021. These incentives were primarily in the form of waived subscription and advertising fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the nine months ended September 30, 2022 and three and nine months ended September 30, 2021 accordingly.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$306,773	$266,913	$878,293	$751,862
All other countries	2,118	2,242	6,110	6,577
Total net revenue	$308,891	$269,155	$884,403	$758,439
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	September 30, 2022	December 31, 2021
United States	$74,160	$79,027
All other countries	4,539	4,830
Total long-lived assets	$78,699	$83,857
18. SUBSEQUENT EVENTS
On November 1, 2022, the Company's board of directors authorized a $250.0 million increase to its stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program since its inception in 2017 to $1.5 billion. The Company repurchased $25.8 million of shares subsequent to September 30, 2022, resulting in approximately $305.9 million remaining available for future repurchases following the increase on November 1, 2022.

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click ("CPC") basis. In the three months ended September 30, 2022, our net revenue was $308.9 million, up 15% from the three months ended September 30, 2021, and we recorded net income of $9.1 million and adjusted EBITDA of $73.9 million. In the nine months ended September 30, 2022, our net revenue was $884.4 million, which represented an increase of 17% from the nine months ended September 30, 2021, and we recorded net income of $16.2 million and adjusted EBITDA of $189.4 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see "Non-GAAP Financial Measures" below.
In the third quarter of 2022, our strategic investments in product and marketing continued to drive further progress on our revenue growth initiatives:
•Grow quality leads and monetization in Services. Our focus on increasing lead quality and monetization yielded a 15% year-over-year increase in advertising revenue from Services businesses in the third quarter, driven by growth in the Home Services category, which accelerated from approximately 20% year-over-year in the second quarter to approximately 25% year-over-year in the third quarter. We achieved this growth despite softer consumer demand for Services categories on Yelp in the third quarter; Request-a-Quote requests remained above pre-pandemic levels, but decreased by approximately 10% year over year, in line with the second quarter. To capitalize on the growth in Services advertising by providing a differentiated product experience, we continued to refine the Request-a-Quote flow and underlying matching technology that connects consumers with the right Services businesses, which delivered a greater number of quality requests to advertisers in the third quarter compared to the prior-year period. At the same time, we worked to improve the Request-a-Quote inbox experience to help business owners more easily manage their consumer leads from Yelp.
•Drive sales through the most efficient channels. We continued to operate efficiently across all sales channels in the third quarter. As a result, revenue from our Self-serve and Multi-location channels accounted for approximately 49% of advertising revenue in the third quarter, while our Local sales team also remained productive. To grow our Self-serve channel and more efficiently acquire small and medium-sized business ("SMB") customers, we continued to enhance the digital claim and ads purchase flows, including by providing advertisers with more visual customization options for their ads. This drove record Self-serve customer acquisition and contributed to increased revenue in the channel by approximately 25% year-over-year in the third quarter. We also saw productivity gains from our Customer Success team while experimenting with ways to improve the SMB post-sale process. Additionally, Multi-location revenue increased by approximately 25% year over year in the third quarter as a result of the expansion of our portfolio of ad products and attribution solutions for multi-location advertisers.
•Deliver more value to advertisers. Amid ongoing volatility in the macroeconomic environment in the third quarter, ad clicks remained consistent with the second quarter but decreased by 15% from the prior-year period, during which the reopening of businesses had led to elevated consumer spending and engagement, while average CPC increased by 36% year over year as a result of strong advertiser demand. Our retention rate for non-term advertisers' budgets remained solid but declined modestly from the second quarter. We remained focused on delivering more value to advertisers through quality — the percentage of ad clicks converted to leads, an important quality indicator, remained above 2021 levels in the third quarter.
•Enhance the consumer experience. In the third quarter, we continued to invest in enhancing the consumer experience with the goal of expanding Yelp's trusted content and driving increased user engagement and audience growth over the long term. We further improved the Android app experience, including by introducing a more visual and vertical home feed, which contributed to increased engagement and monetization per session. Our product and engineering teams continued to pursue projects intended to grow review contributions, including leveraging smart notifications, which we estimate contributed to a high-single-digit percentage lift in new reviews over the first three quarters of 2022. We also partnered with Mailchimp through our Yelp Fusion program to allow businesses to more easily populate their email marketing campaigns with content from their Yelp pages.
Our broad-based local platform and product initiatives drove growth across our business in the third quarter despite a volatile macroeconomic environment. In the fourth quarter, we anticipate typical sequential seasonality in Services, with fewer consumer projects initiated in the winter months, as well as increased caution among some multi-location advertisers in the Restaurants, Retail & Other categories that emerged late in the third quarter in response to heightened macroeconomic uncertainties. At the same time, we believe our strategic investments will enable us to drive long-term growth: in the fourth quarter, we expect net revenue to remain relatively consistent with the third quarter and the adjusted EBITDA to increase sequentially, and for the full year 2022, we expect both net revenue and adjusted EBITDA to increase from the prior-year period.
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
The following table presents year-over-year changes in our ad clicks for the periods indicated (expressed as a percentage):

	Three Months Ended September 30,
	2022	2021
Ad Clicks	(15)%	28%
Average CPC
We define average CPC as revenue from our performance-based ad products — excluding certain revenue adjustments that do not impact the outcome of an auction for an individual ad click, such as refunds, as well as revenue from our advertising partnerships — divided by the total number of ad clicks for a given three-month period.
Average CPC, when viewed together with ad clicks, provides important insight into the value we deliver to advertisers, which we believe is a significant factor in our ability to retain both revenue and customers. For example, a positive change in ad clicks for a given three-month period combined with lower growth or a negative change in average CPC over the same period would indicate that we delivered more ad clicks at lower prices, thereby delivering more value to our advertisers; we would typically expect this to have a positive impact on retention. In the three months ended September 30, 2022, ad clicks remained consistent with the second quarter, but decreased by 15% from the prior-year period, which had continued to benefit from reopening tailwinds and elevated consumer spending. We saw strong advertiser demand for our performance-based ad products, and, as a result, average CPC in the three months ended September 30, 2022 increased 36% year over year.

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
The following table presents year-over-year changes in our average CPC for the periods indicated (expressed as a percentage):

	Three Months Ended September 30,
	2022	2021
Average CPC	36%	(1)%
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
Advertising revenue by category for the three and nine months ended September 30, 2022 reflects our updated methodology for determining the business category with which advertising revenue is associated based on the business category of each advertising location rather than the business category of the business account that paid for the advertising. While business locations associated with a single payment account are generally part of the same business, they may offer a variety or a combination of services that differ by location; accordingly, we believe our updated methodology provides a more precise breakdown of our advertising revenue between our Services and Restaurants, Retail & Other categories.
The categorization of business locations can change over time and historical business categories for individual business locations are not available; as a result, it is impracticable to apply our updated methodology to prior-year amounts based on the business categorizations in effect during the prior-year period. However, applying our updated methodology to the three and nine months ended September 30, 2021 based on the current business categories of the associated advertising locations does not result in a materially different breakdown than previously reported for such periods. Due to the differences between the types of business categories comprising our Services and Restaurants, Retail & Other categories, we do not believe a significant number of businesses are re-categorized such that they move from one high-level category grouping to the other, and so do not believe the result would be materially different based on the then-current categorizations.
The following table presents our advertising revenue by category for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Services	$180,957	$157,319	15%	$515,518	$450,528	14%
Restaurants, Retail & Other	112,707	99,511	13%	324,901	273,250	19%
Total Advertising Revenue	$293,664	$256,830	14%	$840,419	$723,778	16%
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
The following table presents the number of paying advertising locations by category during the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		% Change
	2022	2021
Services	238	231	3%
Restaurants, Retail & Other	334	304	10%
Total Paying Advertising Locations	572	535	7%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change(1)	2022	2021	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category(3):
Services	$180,957	$157,319	$23,638	15%	$515,518	$450,528	$64,990	14%
Restaurants, Retail & Other	112,707	99,511	13,196	13%	324,901	273,250	51,651	19%
Advertising	293,664	256,830	36,834	14%	840,419	723,778	116,641	16%
Transactions	3,652	3,001	651	22%	10,772	10,330	442	4%
Other	11,575	9,324	2,251	24%	33,212	24,331	8,881	37%
Total net revenue	308,891	269,155	39,736	15%	884,403	758,439	125,964	17%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,805	21,185	5,620	27%	77,222	54,052	23,170	43%
Sales and marketing	133,061	114,295	18,766	16%	388,570	340,845	47,725	14%
Product development	75,803	69,402	6,401	9%	233,336	206,089	27,247	13%
General and administrative	48,381	30,001	18,380	61%	126,141	106,957	19,184	18%
Depreciation and amortization	11,417	12,627	(1,210)	(10)%	34,165	38,543	(4,378)	(11)%
Restructuring	—	—	—	NM(2)	—	32	(32)	(100)%
Total costs and expenses	295,467	247,510	47,957	19%	859,434	746,518	112,916	15%
Income from operations	13,424	21,645	(8,221)	(38)%	24,969	11,921	13,048	109%
Other income, net	2,691	331	2,360	713%	4,947	1,578	3,369	213%
Income before income taxes	16,115	21,976	(5,861)	(27)%	29,916	13,499	16,417	122%
Provision for (benefit from) income taxes	7,007	3,911	3,096	79%	13,714	(2,982)	16,696	(560)%
Net income	$9,108	$18,065	$(8,957)	(50)%	$16,202	$16,481	$(279)	(2)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Percentage change is not meaningful.
(3) Please refer to “—Key Metrics—Ad Revenue by Category” for information on a methodology change adopted in 2021.
Three and Nine Months Ended September 30, 2022 and 2021
Net Revenue
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
Advertising revenue for the three and nine months ended September 30, 2022 increased compared to the prior-year periods primarily due to higher customer spend, higher average revenue per location, and an increase in paying advertising locations in both our Services and Restaurants, Retail & Other categories. The increases in revenue from businesses in our Services categories for the three- and nine-month periods were primarily driven by the continued growth in our home services category, and with respect to the nine-month period, an improved retention rate of non-term advertisers' budgets. The increases in revenue from Restaurants, Retail & Other businesses were primarily attributable to growth in paying advertising locations.

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
Transactions revenue for the three and nine months ended September 30, 2022 increased compared to the prior-year periods primarily due to an increase in the per-order transaction fee that we receive from Grubhub following the renewal of our partnership in March 2022. This increase was partially offset by a lower volume of food takeout and delivery orders for both the three and nine months ended September 30, 2022 compared to the prior-year periods.
Other Revenue. We generate revenue through our subscription services, including our Yelp Reservations and Yelp Guest Manager products. We also generate revenue through our Yelp Fusion and Yelp Knowledge programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue for the three and nine months ended September 30, 2022 increased compared to the prior-year periods, primarily reflecting higher revenue from the continued growth of our Yelp Fusion program. The increases also reflect lower COVID-19 relief incentives — mainly in the form of waived subscription fees — for our subscription product customers in the current-year periods.
Trends and Uncertainties of Net Revenue. Net revenue increased in the three months ended September 30, 2022 compared to the three months ended June 30, 2022 due to increased advertiser demand and the continued execution of our strategic initiatives. In our Services categories, we expect typical sequential seasonality in the fourth quarter associated with fewer consumer projects being initiated in the winter months. In our Restaurant, Retail & Other categories, evidence of increased caution among some multi-location advertisers emerged late in the third quarter as they responded to heightened macro uncertainties. As a result, we expect to see a more muted holiday season, with less incremental spend from these advertisers than we have seen in the past. We anticipate net revenue in the three months ending December 31, 2022 will remain relatively consistent with the third quarter of 2022.
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
Cost of revenue for the three and nine months ended September 30, 2022 increased compared to the prior-year periods, primarily due to:
•increases in website infrastructure expense of $2.6 million and $10.2 million, respectively, as a result of investments in maintaining and improving our infrastructure;
•increases in advertising fulfillment costs of $2.3 million and $9.4 million, respectively, largely attributable to the expansion of Yelp Audiences; and
•increases in merchant credit card fees of $0.8 million and $2.6 million, respectively, primarily due to a higher volume of transactions associated with the increase in advertising revenue.
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
Sales and marketing expenses for the three and nine months ended September 30, 2022 increased compared to the prior-year periods due to:
•increases of $16.4 million and $35.9 million, respectively, in employee costs due to higher average sales headcount as compared with the prior-year periods; and
•increases in marketing and advertising costs of $4.4 million and $18.3 million, respectively, primarily reflecting our investment in business owner and consumer marketing.
These increases were partially offset by decreases in allocated workplace operating costs of $2.0 million and $6.5 million, respectively, from reductions in our leased office space.

We expect sales and marketing expenses to continue to increase in 2022 compared to 2021 as we hire across our sales and marketing teams and invest in marketing initiatives. However, we expect sales and marketing expenses to decrease as a percentage of net revenue in 2022 compared to 2021.
Product Development. Our product development expenses primarily consist of employee costs (including bonuses and stock-based compensation expense, net of capitalized employee costs associated with capitalized website and internal-use software development) for our engineers, product management and corporate infrastructure employees. In addition, product development expenses include allocated workplace and other supporting overhead costs.
Product development expenses for the three and nine months ended September 30, 2022 increased compared to the prior-year periods primarily due to increases in employee costs of $6.3 million and $28.5 million, respectively, as a result of higher average headcount.
We expect product development expenses to continue to increase in 2022 compared to 2021 as we expand our product and engineering teams and invest to support our product initiatives, but decrease as a percentage of net revenue as our distributed operations and growth strategy provide leverage.
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
General and administrative expenses for the three and nine months ended September 30, 2022 increased compared to the prior-year periods due to:
•increases in employee costs of $5.1 million and $11.6 million, respectively, resulting from higher average headcount; and
•increases in our provision for doubtful accounts of $3.0 million and $8.4 million, respectively, as a result of the increases in advertising revenue and the release of higher amounts of COVID-19-related bad debt reserves in the prior-year periods.
The increase for the three months ended September 30, 2022 compared to the prior-year period was also driven by an impairment charge of $10.5 million recognized during the current-year period related to the right-of-use asset and leasehold improvements for office space that was subleased (see Note 8, "Leases," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail).
We expect general and administrative expenses to continue to increase in 2022 compared to 2021 to support the continued growth of our business. We expect general and administrative expenses as a percentage of net revenue to remain relatively consistent in 2022 compared to 2021.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense for the three and nine months ended September 30, 2022 decreased compared to the prior-year periods, primarily due to decreases in depreciation expense of leasehold improvements from asset retirements related to lease terminations and expirations and, to a lesser extent, lower amortization expense resulting from intangible assets that had become fully amortized since prior year.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, the portion of our sublease income in excess of our lease cost, amortization of debt issuance costs, credit facility fees and foreign exchange gains and losses.
Other income, net for the three and nine months ended September 30, 2022 increased compared to the prior-year periods, primarily driven by higher interest income from our investments in money market funds due to increasing federal interest rates, net accretion on our investments in marketable securities, as well as higher tax incentives related to research and development activity in the United Kingdom.

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
Provision for income taxes for the three and nine months ended September 30, 2022 increased from the prior-year periods primarily due to an increase in the annual effective tax rate estimated for 2022 and decreases in discrete tax benefits from stock-based compensation in the current-year periods. The increase for the nine-month period also reflects an increase in year-to-date pre-tax income.
As of December 31, 2021, we had approximately $40.5 million in net deferred tax assets ("DTAs"). As of September 30, 2022, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
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
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$9,108	$18,065	$16,202	$16,481
Provision for (benefit from) income taxes	7,007	3,911	13,714	(2,982)
Other income, net	(2,691)	(331)	(4,947)	(1,578)
Depreciation and amortization	11,417	12,627	34,165	38,543
Stock-based compensation	38,632	36,442	119,753	116,546
Restructuring	—	—	—	32
Asset impairment(1)	10,464	—	10,464	11,164
Adjusted EBITDA	$73,937	$70,714	$189,351	$178,206

Net revenue	$308,891	$269,155	$884,403	$758,439
Net income margin	3%	7%	2%	2%
Adjusted EBITDA margin	24%	26%	21%	23%
(1) Recorded within general and administrative expenses on our Condensed Consolidated Statements of Operations.
Liquidity and Capital Resources
Sources of Cash
As of September 30, 2022, we had cash and cash equivalents of $331.0 million and marketable securities of $90.9 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three months or less. Our cash held internationally as of September 30, 2022 was $13.7 million. As of September 30, 2022, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.
In July 2022, we began purchasing highly rated debt securities which are classified as available-for-sale on our condensed consolidated balance sheets. Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e., rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss.
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
We have the ability to access backup liquidity to fund working capital and for other capital requirements, as needed, through a three-year, $75.0 million senior unsecured revolving credit facility (including a $25.0 million letter of credit sub-limit) as part of our Credit Agreement with Wells Fargo Bank, National Association which we entered into in May 2020 (as amended by the Letter Agreement, dated as of September 27, 2022, the "Credit Agreement"). As of September 30, 2022, we had $20.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $54.5 million remained available under the revolving credit facility as of that date. The cost of capital associated with this credit facility was not significantly more than the cost of capital that we would have expected prior to the onset of the COVID-19 pandemic. As of September 30, 2022, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement. For more information about the terms of the Credit Agreement, including financial covenants, events of default and other limitations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included under Part II, Item 7 in our Annual Report.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" included under Part I, Item 1A in our Annual Report, as updated by Part II, Item 1A of this Quarterly Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes beginning in 2022, primarily due to the new requirement to amortize certain research and development expenses under the Tax Act; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flow related to $29.5 million of uncertain tax position. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with adverse macroeconomic conditions, including the ongoing COVID-19 pandemic, or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2022 to 2031. Our cash requirements related to these lease agreements are $150.1 million, of which $46.4 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $46.0 million. See Note 8, "Leases," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $34.1 million, of which approximately $32.3 million is expected to be paid within the next 12 months.
The cost of capital associated with any additional funds sought in the future might be adversely impacted by macroeconomic conditions, including persistent inflation and continued interest rate hikes, on our business. Additionally, amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits, as applicable. These cash and cash equivalents could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$147,836	$167,735
Net cash used in investing activities	$(111,307)	$(21,259)
Net cash used in financing activities	$(182,024)	$(210,205)
Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2022 decreased compared to the prior-year period primarily due to an increase in taxes and employee costs paid as well as the timing of payments to vendors. These movements were partially offset by an increase in cash provided by customers due to higher revenue, an increase in accrued employee costs due to higher performance of sales representatives and timing of payment of payroll taxes.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2022 increased compared to the prior-year period primarily due to the purchase of marketable securities. In July 2022, we began investing in highly rated debt securities as we changed our investment strategy in order to earn a higher overall rate of return from our cash position.
Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2022 decreased compared to the prior-year period primarily due to a decrease in repurchases of the Company's common stock.
Stock Repurchase Program
As of September 30, 2022, our board of directors had authorized us to repurchase up to an aggregate of $1.2 billion of our outstanding common stock since it initially authorized our stock repurchase program in July 2017. During the nine months ended September 30, 2022, we repurchased on the open market 4,639,373 shares for an aggregate purchase price of $150.0 million. During the nine months ended September 30, 2021, we repurchased on the open market 4,687,066 shares for an aggregate purchase price of $177.8 million.
On November 1, 2022, our board of directors authorized a $250.0 million increase to our stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program since its inception to $1.5 billion. We repurchased $25.8 million of shares subsequent to September 30, 2022, resulting in approximately $305.9 million remaining available for future repurchases following the increase on November 1, 2022.
We may repurchase shares at our discretion in the open market, privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing. The program is not subject to any time limit and may be modified, suspended or discontinued at any time. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow and market conditions.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There is currently an uncertain and inflationary economic environment in the United States, partially as a result of the COVID-19 pandemic and efforts to contain it and manage its impacts, which have created significant macroeconomic disruption and volatility. In addition, the existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, as well as weakening exchange rates and other similar effects. These challenging macroeconomic conditions have had, and may continue to have, a significant adverse impact on our business and results of operations. For example, adverse macroeconomic conditions have had, and may continue to have, a negative impact on the ability and willingness of advertisers to spend on our products and services. In 2020, businesses reduced their spending with us as a result of pandemic-related closures and restrictions, resulting in a 14% decrease in net revenue compared to 2019. Although public health restrictions eased in 2021, many businesses continued operating at a limited capacity as a safety precaution or in response to reduced consumer demand, which continued to negatively impact their advertising spending with us as a result. While our business has now surpassed its pre-pandemic performance in many areas and advertiser demand has been strong in 2022, many businesses continue to face supply chain issues, rising commodity prices, and inventory and labor shortages. We have observed increased caution among a subset of multi-location advertisers in the third quarter in response to the macroeconomic environment, which we expect to lead to less incremental spend from such advertisers in the fourth quarter, which may have an adverse impact on our results of operations for the fourth quarter of and full year 2022.

Changes in consumer behavior due to adverse economic conditions may also negatively impact our business. For example, although vaccines became available and public health restrictions eased in 2021, consumer traffic to our platform remained below pre-pandemic 2019 levels as the number of COVID-19 cases continued to fluctuate; this impact was particularly pronounced in certain geographies within the United States and in our Restaurants, Retail & Other categories. Subsequent increases in economic uncertainty and inflationary pressures and the ongoing concerns related to COVID-19 and its variants have continued to negatively impact consumer traffic and user activity in 2022 compared to 2019. Additionally, the impacts of inflation are felt by consumers who face rising prices for a variety of goods and services, which could reduce the amount of discretionary spending that would otherwise be available, which could further impact consumer traffic.
Because traffic to and user engagement on our platform together impact the number of ads we are able to show as well as the value of those ads to businesses, such negative impacts on consumer activity may also make it more difficult to convince existing and prospective advertisers that our products offer them a material benefit and generate a competitive return relative to other alternatives. Strong advertiser demand combined with less robust consumer activity has significantly increased our average CPC in the first three quarters of 2022 compared to the prior-year periods; if the value our products provide to advertisers does not keep pace with any further price increases, our revenue and results of operations could be harmed. This dynamic may be exacerbated if lower consumer activity is combined with a shift in consumer activity from categories with higher advertiser demand to those with lower advertiser demand, which we believe occurred in the first half of 2022 as consumer activity shifted away from our Services categories towards travel and leisure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended September 30, 2022 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 – July 31, 2022	856	$28.78	856	$107,019
August 1 – August 31, 2022	274	$33.96	274	$97,708
September 1 – September 30, 2022	470	$34.15	470	$81,658
(1)    Between July 2017 and September 2021, our board of directors authorized us to repurchase up to $1.2 billion of our outstanding common stock. On November 1, 2022, our board of directors authorized a $250.0 million increase to our stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program since its inception to $1.5 billion. We repurchased $25.8 million of shares subsequent to September 30, 2022, resulting in approximately $305.9 million remaining available for future repurchases following the increase on November 1, 2022. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	1/31/2022
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1	Amendment to the Credit Agreement dated as of September 27, 2022, by and between Yelp Inc. and Wells Fargo Bank, National Association.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

YELP INC.
Date:	November 4, 2022	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)