Form 10-K
period 2022-12-31
YELP INC
filed 2023-02-24
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,459,848,656 as of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange LLC reported for June 30, 2022. An aggregate of 18,656,367 shares of the registrant’s common stock held by officers, directors, affiliated stockholders and The Yelp Foundation as of June 30, 2022 were excluded. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2022, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2022. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 17, 2023, there were 69,543,177 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2022 ANNUAL REPORT ON FORM 10-K
TABLE OF
___________________________________
Unless the context suggests otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to “Yelp,” the “Company,” “we,” “us” and “our” refer to Yelp Inc. and, where appropriate, its subsidiaries.
i

Unless the context otherwise indicates, where we refer in this Annual Report to our “mobile application” or “mobile app,” we refer to all of our consumer applications for mobile-enabled devices; references to our “mobile platform” refer to both our mobile app and the versions of our consumer-facing website that are optimized for mobile-based browsers. Similarly, references to our “website” refer to versions of our consumer-facing website dedicated to both desktop- and mobile-based browsers, as well as the U.S. and international versions of our consumer-facing website. These terms do not refer to the Yelp for Business mobile application, web-based versions of our business owner account or other business owner products unless stated.

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
Our metrics that are calculated based on data from third parties — the number of desktop and mobile website unique visitors — are subject to similar limitations. Our third-party providers periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. In addition, because these traffic metrics are tracked based on unique identifiers, an individual who accesses our website from multiple devices with different identifiers may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single identifier may be counted as a single unique visitor. As a result, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our website.
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
ii

RISK FACTOR SUMMARY
Our business operations are subject to numerous risks and uncertainties, including the risks described in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:
Business and Industry
•adverse macroeconomic conditions and their impact on consumer behavior and advertiser spending;
•our ability to maintain and expand our advertiser base;
•our ability to execute on our strategic initiatives and the effectiveness thereof;
•our ability to hire, retain, motivate and effectively manage well-qualified employees in a remote work environment;
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

iii

PART I

Item 1. Business.
Company Overview
Since Yelp's founding 18 years ago, our mission has remained the same — to connect consumers with great local businesses. Over that time, we have built one of the best-known Internet brands in the United States. Consumers trust us for our more than 240 million ratings and reviews of businesses across a broad range of categories. This consumer trust is the foundation of our business, from which we are able to empower other businesses to succeed. Our advertising products help businesses of all sizes reach a large audience, advertise their products and drive conversion of their services.
Our performance in 2022 — which included record annual revenue and profitable growth — demonstrates our ability to execute on our strategic initiatives as well as the durability of our broad-based local advertising platform. For a discussion of our results for the year ended December 31, 2022, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part II, Item 7 of this Annual Report.
Our Long-term Growth Opportunity is Large
We believe our ability to provide value to both consumers and businesses positions us well in the large and growing local, digital advertising market in the United States. The competitive advantages we have established over the past 18 years, together with the product-led business model and improved cost structure we have implemented in recent years, provide us with the opportunity for consistent, long-term growth in this market. We have:
•A proven engine to generate and recommend trusted content. Our platform provides the type of reliable and useful review content that consumers value, which is the basis for a positive feedback loop in which more content attracts more users, content and businesses in turn. The breadth and depth of our high-quality content is the result of our significant investments over the past 18 years in both developing communities of users as well as providing a great consumer experience that enables and encourages consumers to share their everyday business experiences through reviews, photos and other content. We have also developed industry-leading content moderation practices to maintain the quality and integrity of our content. For example, our recommendation software and other machine learning algorithms are designed to surface the most useful and trustworthy information on our platform for consumers. This technology, together with content moderation by our User Operations team and other consumer protection efforts, helps us detect and mitigate attempts to manipulate ratings and reviews. As of December 31, 2022, approximately 74% of the reviews submitted to our platform were recommended.
•A strong brand and a large consumer audience. Our trusted content has attracted a large, high-intent consumer audience. This large audience of engaged consumers reflects the strength of our brand as the go-to source for reliable local business information as well as our availability across a wide range of platforms and devices. It also provides a compelling value proposition to advertisers. In addition to its size, our audience has high purchase intent and is generally affluent — we estimate that over 55% of our audience has annual household income of more than $100,000.
•A broad-based local advertising platform and sophisticated advertising technology. Our large consumer audience supports a broad-based advertising model with products designed to meet the needs of businesses of all sizes. Our portfolio of products and attribution capabilities leverage first-party data to provide advertising solutions across categories and each stage of the consumer funnel, both on and off platform. These products are backed by a scaled and extensible advertising technology platform. To establish the price of an individual ad click on our platform, we run an auction for each advertising unit displayed to a consumer on our website or mobile app, which resulted in an average of 19 million auctions per day in 2022. The bidding algorithms used in our auction system are designed to prioritize spending advertiser budgets efficiently and maximize ad clicks to optimize the value we deliver to advertisers, while our proprietary ad delivery technology is designed to determine the most relevant ads to display to consumers to drive fulfillment.
Our Growth and Margin Strategy
We believe that the strategic initiatives that have led our business to new highs in recent years continue to provide significant opportunities for growth. In 2023, we plan to expand upon these initiatives by continuing to invest in the areas set forth below, each of which we believe represents its own long-term opportunity and which together we believe will drive long-term sustainable and profitable growth.

Revenue Growth
•Grow quality leads and monetization of our Services categories. Although we have made significant progress on increasing the percentage of monetized leads in our Services categories in recent years, the substantial majority of leads in these categories remain unmonetized. As a result, we believe that our large and high-intent consumer audience positions us well to capture more of the significant opportunity that the advertising market for Services businesses represents. Because the needs of both consumers and businesses in our Services categories are generally distinct from those in our Restaurants, Retail & Other (“RR&O”) categories — restaurants, shopping, beauty & fitness, health and other — we continue to believe that differentiating the Services experience on Yelp will allow us to both monetize more of our consumer traffic and convert more Services businesses into advertisers. In 2023, we also plan to improve the experience for consumers and Services businesses by making it easier for them to manage their Services projects. We are also exploring new ways for Services businesses to build trust with consumers through complementary products like Verified License.
•Drive sales through our most efficient channels. Our go-to-market mix has shifted significantly in recent years towards our most efficient sales channels — Self-serve and national, mid-market and franchise (“Multi-location”). We plan to continue to explore ways to drive small to medium-sized businesses (“SMBs”) through our fully digital Self-serve channel in 2023, including through marketing and a more streamlined ads purchase flow, further improvements to the business owner platform and additional tools to help educate business owners on how to get the most out of their ad campaigns, such as targeted budget recommendations. We also plan to further expand our suite of full-funnel ad products tailored to multi-location advertisers as well as enhance our attributing and reporting capabilities, allowing these large advertisers to optimize for even more campaign objectives. In addition, we are exploring opportunities to expand Yelp Audiences to traditional location-based clients looking to drive performance both on and off Yelp.
•Deliver more value to advertisers. Our sophisticated ad system optimizes for value by matching consumers with the right advertisers at the right time, allowing us to deliver more value to our advertisers in the form of higher performing ad clicks. We believe that we can drive more value to advertisers and increase platform monetization through additional ad system improvements. In 2023, we plan to increase the quality of our ad clicks through improved relevancy and matching, improve the user experience of our ads and introduce more ad formats. In the longer term, we also plan to explore opportunities to expand our off-platform capabilities through Yelp Audiences to drive more ad clicks across publishing partners.
•Enhance the consumer experience. Our trusted content forms the basis for our business, attracting the large audience of consumers that is our value proposition to advertisers to Yelp. In 2023, we plan to continue investing in consumer product and marketing initiatives to support long-term audience and engagement growth. We plan to continue working to reduce review contribution friction and to convert more users into contributors. We are also leveraging our rich photo content in projects focused on creating a more visual user experience to drive increased engagement.
Delivering Profitable Growth
•Our revenue growth strategies also drive improved profitability. Retention improvements also benefit our margins and, accordingly, we believe our investments designed to improve lead quality and deliver more value to advertisers will also drive margin expansion over the long term. We expect that our plans to drive sales through our Self-serve and Multi-location sales channels will also help improve our margins; in addition to being more margin-accretive than Local sales, these channels have historically exhibited better revenue retention characteristics than Local sales. As a result, we expect our Self-serve and Multi-location sales initiatives will continue to help improve our overall revenue retention over the long term as revenue from these channels makes up an increasing percentage of our total advertising revenue.
•Reduce expenses through distributed work. We believe that operating on a distributed basis is in the best interests of both Yelp and our employees; it reduces our reliance on the San Francisco Bay Area and provides employees with more flexibility. As we continue hiring into geographies outside of the Bay Area, we believe that we can improve employee retention and build a more diverse workforce. We also expect that this will result in our stock-based compensation expense as a percentage of revenue to trend toward a less dilutive mix over time. We decreased our stock-based compensation expense as a percentage of revenue by approximately two percentage points in 2022 and expect to drive an additional percentage point decrease in 2023. We believe we can lower stock-based compensation expense to less than 8% of revenue by the end of 2025. In addition, we continue to explore additional opportunities to reduce our real estate footprint.

Our Products and Services
Advertising
We offer a range of free and paid advertising products to businesses of all sizes, including the products listed below, which provide the ability to deliver targeted advertising to our large and high-intent audience. As in past years, advertising accounted for the vast majority of our revenue during the year ended December 31, 2022, contributing 95% of our revenue, which was fairly consistent with the years ended December 31, 2020 and 2021. We recognize revenue from our business listing and advertising products, including advertising sold by partners, as advertising revenue.

Advertising Products

CPC Advertising (“Yelp Ads”)
We allow businesses to promote themselves in sponsored search results on our platform, on the Yelp pages of businesses in the same or related categories, and other places on our platform. We also provide Services businesses with the ability to provide competing quotes for consumers using our Request-a-Quote feature and with a way for consumers to easily request a phone call from them through our Request-a-Call feature. We primarily sell performance-based ads, which our advertising platform matches to individual consumers through our automated auction system priced on a CPC basis. We generate a majority of our advertising revenue from the sale of CPC advertising.

Multi-location Ad Products
We offer a range of ad products designed for multi-location advertisers, including: Showcase Ads, which showcase and feature limited-time offers, new products or promotions in relevant search results; Spotlight Ads, which highlight special offers and promotions related to seasonal or other special events in a carousel directly on the Yelp app home screen; and Yelp Audiences, which extends campaign reach to our high-intent audience off platform. We also offer a first-party attribution solution, Yelp Store Visits, which provides insights on how Yelp Ads drive physical store foot traffic.

Business Page Products

Free Business Account
Businesses have the ability to create a free business account and claim a Yelp page for each of their business locations. Once a business has claimed its listing page, it can update its listing information and has the option to purchase certain page upgrade features.

Upgrade Package
Our most popular product after Yelp Ads is our Upgrade Package, which includes access to features such as the removal of competitor ads from the business’s Yelp page, Business Highlights, Portfolio, Yelp Connect and Logo, each as described below, among other features.

Branded Profile
Our Branded Profile product provides businesses with access to premium features in connection with their Yelp business pages, such as the ability to update listing information and select photos to highlight on the page through a slideshow feature.

Enhanced Profile
In addition to providing businesses with the same premium features and support options as our Branded Profile product, our Enhanced Profile product prevents ads from other businesses from appearing on the Yelp business pages of our Enhanced Profile customers.

Verified License
Verified License is a badge that appears on Yelp business pages as a paid upgrade for certain eligible licensed advertisers, primarily in our home & local services category. The badge indicates that we have verified the business's trade license and confirmed it was in good standing as of a certain date, allowing businesses to distinguish themselves as licensed and helping consumers make confident decisions when selecting businesses for their projects.

Business Highlights	Businesses in eligible categories can pay to highlight up to six attributes that make their business unique, such as “Family Owned” or “Pet Friendly.”

Portfolio	Portfolio allows businesses to showcase their work or services to prospective customers through a photo collection of projects.

Yelp Connect
Yelp Connect provides advertisers with a channel to market new offerings, such as new menu items, or communicate business updates to customers. Yelp automatically promotes Yelp Connect posts to a business's followers.

Logo	Logo provides businesses with the ability to display their logos in high-visibility locations, including prominently at the top of Yelp business pages and in search results.

Nearby Jobs	Nearby Jobs provides businesses with the ability to see a dynamic feed of job quote requests in their area of business.
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

Yelp Guest Manager
Yelp Guest Manager is a subscription-based suite of front-of-house management tools for restaurants, nightlife and certain other venues. These tools include online reservations, a waitlist management solution that allows consumers to check wait times and join waitlists remotely as well as through hostless kiosks, and seating and server rotation management tools.

Yelp Knowledge
Through partnerships with companies such as Sprinklr and Chatmeter, our Yelp Knowledge program offers business owners local analytics and insights through access to our historical data and other proprietary content. Our Yelp Knowledge partners pay us license fees for access to Yelp Knowledge content.

Yelp Fusion	Our Yelp Fusion program enables developers to build products that include our high-quality content and data. We partner with industry leaders like Apple, which makes our content available through Apple Maps and its virtual assistant Siri, as well as several auto manufacturers, including Audi AG and BMW, to make our content available in their in-dash experiences. We offer free access to certain basic information through our publicly available APIs as well as paid access to broader sets of content and data for consumer-facing enterprise use. We typically enter into multi-year license agreements with paying Yelp Fusion customers, with rates determined based on the type and volume of usage.

Other Partnerships	Other non-advertising partner arrangements include content licensing and allowing third-party data providers to update and manage business listing information on behalf of businesses.
Sales
We sell our advertising products directly through our sales force, indirectly through partners, and online through our website and our Yelp for Business app.
Self-serve Ads. Our Self-serve platform allows businesses to purchase and manage their Yelp Ads campaigns directly from our website or Yelp for Business app. Businesses can purchase sponsored CPC search advertising and business page upgrades such as Business Highlights and Yelp Portfolio directly through our Self-serve platform. The convenience of our Self-serve platform has helped us improve revenue retention and reduce our reliance on sales and customer support headcount, and continues to be a strategic priority for us. In 2022, our performance marketing and continued improvements to the claim and ads purchase flows as well as the business owner platform drove record Self-serve customer acquisition. In 2023, we plan to invest further in driving business owner engagement and capitalizing on post-sales opportunities with existing customers.

Direct Local Sales. Our Local sales team primarily sells Yelp Ads to SMBs. Local sales representatives are primarily responsible for generating qualified sales leads by identifying and contacting businesses through direct engagement, direct marketing campaigns and e-mails to claimed local businesses. Although our Local sales team is primarily focused on increasing revenue by adding new customers, sales representatives on our customer success team engage with existing customers with the goal of increasing their overall spend.
Revenue from direct Local sales has historically comprised the largest share of advertising revenue and was driven by growth in Local sales headcount. As we have increased our focus on our more margin-accretive Self-serve and Multi-location channels in recent years, however, we have become less reliant on Local sales headcount to drive growth. We have been able to substantially reduce the size of the Local sales team accordingly, while also retaining our most tenured and successful sales representatives and optimizing their compensation structure. Although Local sales revenue was still the largest share of advertising revenue in 2022, its share has decreased in recent years as Self-serve and Multi-location sales revenue has increased.
Multi-location Sales. Our Multi-location sales team is responsible for selling our advertising products to national, mid-market and franchise businesses. We believe that Multi-location advertising budgets represent a significant growth opportunity and this channel has been a focus of our strategic investments in recent years as we expanded our products and attribution capabilities to meet the needs of these advertisers. We believe that our enhanced suite of Multi-location products, together with strengthened customer relationships, provide a significant opportunity to expand revenue from this sales channel. We plan to continue investing in initiatives to grow revenue from our Multi-location sales channel in 2023.
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
Technology
We rely on a set of core technologies that enable us to be a trusted local resource for consumers and a partner in success to businesses of all sizes. We provide scalable services across platforms and devices using a combination of proprietary, open source and third-party technology solutions and products:
•Anticipating Consumer Needs. We analyze the large volumes of data collected from our platform and apply our proprietary indexing and ranking techniques to provide our users with contextual, relevant and up-to-date information. Our sophisticated search platform delivers search results 30% to 50% faster than the industry-standard solution while costing as much as 40% less to run for some use cases, allowing better search matching and ad targeting. We also apply machine learning algorithms to predict user needs and preferences based on factors such as the user's recent activity, location, time of day and season, then tailor the user's experience on Yelp accordingly. In our Services categories, for example, if a user recently searched for movers, we might suggest searches for businesses offering self-storage or junk removal. Similarly, if our data suggests that a user is a homeowner, we might promote collections of businesses that offer spring cleaning or other seasonally appropriate services.
•Recommendation Software. Our recommendation software refers to the proprietary automated trust and safety software systems that we have developed to analyze the relevance, reliability and utility of each review submitted to our platform. “Recommended” reviews — those that the software deems to be the most useful and reliable — appear directly on Yelp business pages, while less trustworthy and unreliable content appear on secondary pages and do not factor into a business’s overall star rating. Our recommendation software applies the same objective standards to each review, regardless of whether the business being reviewed advertises on Yelp, based on hundreds of signals associated with the business, review and reviewer. These signals include the reviewer’s type and level of activity with Yelp (which might correspond to the reviewer’s reliability or suggest reviewer biases) and whether certain reviews originate from related Internet Protocol (“IP”) addresses (which might mean the reviews were submitted by the same person). The software evaluates each review based on hundreds of signals every day and, as a result, its analysis can change over time as new data becomes available; reviews that were previously recommended may become not recommended, and reviews that were previously not recommended may be restored to recommended status.

•Machine Learning, Artificial Intelligence and Large Language Models. We use advanced machine learning and artificial intelligence to power and enhance features across our platform. Deep learning neural networks model user behavior to select the most relevant ads to display as well as categorize user-generated photos to improve their usefulness. We are beginning to use large language models to better understand user intent in search queries and enhance our search capabilities. Large language models also play an important role in analyzing user-generated content to protect consumers and business owners from malicious or harmful content.
•Mobile Solutions. With our most engaged users on our mobile app, we have invested significant resources into developing a comprehensive mobile platform for consumers. Although our platform supports both major smartphone operating systems available today, iOS and Android, our Android app has historically lagged our iOS app in feature parity. In 2022, we invested in improving the Android app experience through a more visual, vertical home feed and an updated map view search experience, among other things, which contributed to increased engagement and monetization on Android.
Similarly, we designed our Yelp for Business app to make it easier for businesses to engage with their customers and manage their presence on Yelp. Currently available for iOS and Android, this app provides businesses with daily metrics reports, page view analytics and leads data, as well as the ability to manage quote requests and opportunities in Nearby Jobs. Businesses can also purchase, customize and manage Yelp Ads through the Yelp for Business app.
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
•Auction System. We use an auction system to determine the price we charge advertisers for ad clicks. Our auction system uses advanced algorithms to bid on ad placements on behalf of advertisers, taking into account their budgets, current and predicted levels of relevant consumer traffic, changes in user behavior and competition from other advertisers, among other things. These bidding algorithms are also designed to prioritize spending advertiser budgets efficiently and maximize ad clicks, with the goal of delivering as much value to advertisers as possible. For example, if our models predict that relevant consumer traffic will meaningfully decrease for a period of time during an ad campaign, our bidding algorithms will dynamically allocate advertiser budget around that period to avoid spending a disproportionate amount of the budget while supply is constrained. To conduct an average of 19 million auctions per day, we predict demand for 16 million ad categories and distinct time intervals to set bid pricing and pacing, then optimize bids 96 times per day per advertiser.
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
•Less useful: including unhelpful rants and raves as well as irrelevant information.
As of December 31, 2022, approximately 74% of the reviews submitted to our platform were recommended by our automated software and approximately 18% were not recommended but still accessible on secondary pages. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended because they provide additional perspectives and information on reviewed businesses and reviewers, as well as transparency as to the efficacy of our recommendation software.
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
Human Content Moderation. In addition to investigating individual reports of content that violates our policies, our User Operations team conducts and facilitates larger investigations into attempts to deceive consumers. For example, we proactively work to identify businesses and individuals who offer or receive cash, discounts or other benefits in exchange for reviews, such as review solicitation and reputation management companies that offer to artificially inflate search rankings and online reputations. Our human-powered moderation is also able to identify and thwart more nuanced attempts to mislead consumers that platforms with less sophisticated and fully automated content moderation may miss. For example, since 2018, our moderators have manually evaluated business pages and recategorized businesses that offer reproductive health services, but not abortion services or referrals to such services, as crisis pregnancy centers. And in 2022, as the ability to access safe abortion care became more limited for millions of women across the United States with the reversals of Roe v. Wade and Planned Parenthood v. Casey, we introduced a new consumer notice on Yelp business pages categorized as crisis pregnancy centers to protect consumers from the potential of being misled when seeking reproductive health services.
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

Consumer Alerts Program. Our consumer alerts program warns consumers when we find evidence of extreme attempts to manipulate a business’s ratings and reviews or other egregious conduct that may harm consumers and unfairly put other businesses at a disadvantage. When we issue a consumer alert, a warning message appears above the review section of the business’s Yelp page with information about the reason for the alert and, where available, a link to the evidence we collected in support of the alert. We issue consumer alerts for the following types of activity:
•Unusual activity: in order for Yelp to remain a useful resource, reviews must be based on genuine, first-hand experiences. When people take to a business’s Yelp page to express their views after the business receives increased public attention, our User Operations team may temporarily disable the posting of content to the page and publish a public attention alert as they investigate and remove content that violates our policies. In 2020, we expanded this category of alert to add new notifications informing consumers when a business gains public attention for either being accused of, or the target of, racist behavior. Additionally, in July 2022, due to a coordinated effort to spam crisis pregnancy centers and a large influx of reviews that did not reflect first-hand consumer experiences, we temporarily placed unusual activity alerts across more than 1,080 Yelp pages categorized as crisis pregnancy centers to briefly disable the ability to spam them with reviews while our moderators confirmed that only first-hand consumer experiences were reflected.
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
Removal of Reviews. We regularly remove reviews from our platform that we believe violate our terms of service, including, without limitation: reviews that do not reflect a first-hand consumer experience; content that has been bought, sold or traded; and reviews that are posted by someone we believe to be affiliated with the reviewed business. We also take steps to ensure that Yelp is a safe and welcoming place for everyone by removing threatening, harassing or lewd content, as well as hate speech and other displays of bigotry. Consumers can access information about reviews that we have removed for a particular business by clicking on a link on the business’s Yelp page. As of December 31, 2022, approximately 8% of the reviews submitted to our platform had been removed.
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
Consumer Engagement
At the heart of our business are the vibrant communities of users that contribute the content on our platform. We help businesses succeed by empowering them to reach a large audience of purchase-oriented consumers, which depends on our ability to attract consumer traffic with valuable content. The rich, first-hand information about local businesses that our users share — in the form of reviews, ratings, photos and more — is the reason consumers come to Yelp when making their spending decisions and is therefore the foundation of our value proposition to businesses. Although measures of our content (including our cumulative review metric) and traffic (including our desktop and mobile unique visitors and app unique device metrics) do not factor directly into the advertising arrangements we have with our advertising customers, this dynamic underpins our ability to deliver ad clicks and drive conversion of advertisers' products and services. Consumer engagement metrics validate our value proposition to businesses as they seek easy-to-use and effective advertising solutions.

Community Management
For the above reasons, we foster and support communities of users and make the consumer experience a top priority. We have a team of Community Managers and Community Ambassadors based across the United States and Canada whose primary goals are to support and grow communities of users in the local markets that they serve, raise brand awareness and engage with their surrounding communities through:
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
Through these activities, we believe our Community Management team helps us increase awareness of our platform and grow avid communities who are willing to contribute content to our platform. Even in the face of the COVID-19 pandemic, our Community Management team have continued these efforts by hosting virtual events and helping consumers and local businesses stay connected during these extraordinary times. We plan to continue these community development efforts in 2023.
Yelp Elite Squad
Our Community Managers' responsibilities include engaging with our most passionate users — Yelp Elite Squad members. From the earliest days of Yelp, it was clear that some of our users went above and beyond with their prolific reviews, thoughtful photos and commitment to supporting local businesses by sharing their experiences. These users were not only active in their Yelp communities, but were also role models on and offline. Their voices helped make Yelp what it is today, and we started the Yelp Elite Squad to recognize these passionate individuals, signal our trust in them and their contributions, and encourage similar beneficial activities in our communities.
Beyond having well-written reviews, high-quality photos and a detailed personal profile, Yelp Elite Squad members are active evangelists for their Yelp communities. Yelp Elites receive a badge on their Yelp profile pages and Community Managers organize sponsored social events for them, which facilitates face-to-face interactions, builds the Yelp brand and fosters the sense of true community in which we believe so strongly. These behind-the-scenes looks at top-rated businesses often include interacting with business owners, hearing their unique stories and engaging with other locals in their community; however, as users of our service, Yelp Elites do not receive compensation for their contributions.
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
In addition to these contractual arrangements, we pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations internationally. Our registration efforts have focused on gaining trademark protection for the word mark “Yelp” and the Yelp burst logo, among others. These marks are material to our business and essential to our brand identity as they enable others to easily identify us as the source of the services offered in connection with these marks. We currently have limited patent protection for our core business, which may make it more difficult to assert certain of our intellectual property rights. For example, the contractual restrictions, policies and processes that protect our trade secrets, including our proprietary technology and algorithms, provide only limited safeguards against misappropriation.
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
Companies in the Internet, technology and media industries own large numbers of patents and other intellectual property rights, and may request license agreements or threaten to enter into litigation based on allegations of infringement or other violations of such rights. From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. We have also been subject to, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we may face more such claims of infringement.
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
•providers of online marketing and tools for managing and optimizing advertising campaigns, such as Google, Instagram and TikTok, as well as various forms of traditional offline advertising, including radio, direct marketing campaigns, yellow pages and newspapers;
•restaurant reservation and seating tools, such as OpenTable and Resy, as well as food ordering and delivery services; and
•home and/or local services-related platforms and offerings, such as Angi.
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

Government Regulation
As a company conducting business on the Internet, we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws regarding privacy, data protection, data security, user-generated content and consumer protection, among others. For example:
•Privacy, Data Protection and Data Security. Because we receive, store and process personal information and other user data, including credit card information in certain cases, we are subject to numerous data privacy and security obligations, including federal, state, local and foreign laws, regulations, guidance and industry standards, that restrict the collection, storing, use, retention, processing and disclosure of personal information and other user data. The laws in many jurisdictions require companies to implement specific security controls and contractual arrangements to protect certain types of information. Likewise, many jurisdictions have laws in place requiring companies to notify users and government agencies if there is a security breach that compromises certain categories of their information. We may also be subject to laws that require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals have about the way we handle their personal information.

•Liability for Third-Party Action. We rely on laws limiting the liability of providers of online services for activities of their users and other third parties, such as Section 230 of the Communications Decency Act (“CDA 230”) in the United States.
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
For example, laws providing immunity to websites that publish user-generated content are regularly tested in courts by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. There are also regular Congressional efforts to restrict the scope of the protections available to online platforms under CDA 230, and our current protections from liability for third-party content in the United States could decrease or change as a result. Claims and legislation applicable to user-generated content also regularly arise in other jurisdictions.
Regulatory frameworks related to the processing of personal information are also evolving and generally becoming increasingly stringent. In the United States, states have begun to introduce comprehensive privacy, data protection and data security legislation, such as the California Consumer Privacy Act (“CCPA”), which took effect in 2020. The CCPA and its implementing regulations give California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, as well as provide for civil penalties and a private right of action for data breaches, which may include an award of statutory damages. The CCPA was expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) came into effect. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restricts the use of cross-contextual advertising, establishes restrictions on the retention of personal information, expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new law. If California or other individual states pass additional privacy, data protection and data security laws that place different obligations or limitations on the processing of personal information of individuals in those states, it will become more complex to comply with these laws and our compliance costs and potential liability may increase. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
Foreign laws and regulations concerning privacy, data protection and data security are also evolving and are often more restrictive and burdensome than those in the United States; any failure on our part to comply with them may subject us to significant liabilities. For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes comprehensive privacy, data protection and data security obligations on businesses and imposes significant penalties for non-compliance. Among other obligations under the GDPR, businesses are required to make contractual privacy, data protection and data security commitments; give detailed disclosures about how they collect, use and share personal information; maintain adequate security measures; notify regulators and affected individuals of certain personal information breaches; meet extensive governance and documentation requirements; and honor individuals’ rights to their personal information.
European data protection laws including the GDPR also restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. However, recent judicial decisions invalidated the primary framework allowing such transfers, and the new framework negotiated by the European Union and United States may impose additional obligations and requirements with respect to such transfers. If we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe and may be required to increase our data processing capabilities in Europe at significant expense. Other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency as well, which could increase the cost and complexity of operating our business.
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
As of December 31, 2022, we had approximately 4,900 employees globally across the following teams:

Distributed Work
Following our move to distributed operations in March 2020 in connection with the COVID-19 pandemic, it became evident that we were able to operate successfully as a remote workforce and that distributed operations were beneficial to both Yelp and our employees. For example, in addition to allowing us to reduce our office space and our reliance on the San Francisco Bay Area, distributed work provides employees with greater opportunities for flexible work schedules and reduces time spent commuting. As a result, in 2021 we announced that we would continue our distributed operations on a permanent basis and in 2022, based on strong employee support for our distributed operations, we announced our adoption of a fully remote working model. The vast majority of our team now works remotely on a full-time basis, which has allowed us to significantly reduce our office footprint and workplace operating costs. We believe this model provides even greater flexibility to our employees, who now have the opportunity to relocate within the countries where we operate so they can live where they want to live and work where they will feel most effective. It also allows us to access and attract great talent from a more diverse pool of candidates across the United States, Canada and in Europe.
Culture
We consider our company culture to be one of our competitive strengths; it is at the foundation of our success and continues to help drive our business forward as a pivotal part of our everyday operations. It allows us to attract and retain a talented group of employees, create an energetic work experience and continue to innovate in a highly competitive market.
Distributed Workforce. While we have always taken great pride in our company culture, it has never been static, and our decision to become a fully remote workforce is driving its latest evolution. We are working to build on our existing strong and collaborative culture with the goal of supporting and fostering a thriving distributed workforce. These efforts include focusing on equity in opportunities for career advancement, regardless of where an employee is located, as well as in opportunities to contribute by continuing to hold meetings in digital space. At the same time, we are committed to establishing and maintaining the collaborative and creative working relationships that our pre-pandemic office environments fostered through, among other things, regular in-person gatherings.
Employee Engagement. To maintain our vibrant culture and address any areas of employee concern, we conduct annual employee engagement surveys covering a wide range of topics including: employee programs and benefits; manager effectiveness; feedback and recognition; company confidence; inclusion; learning and development; and remote work issues such as managing remotely, manager and team support, employee well-being in a remote environment, and remote growth and connection opportunities. We implemented a number of initiatives in response to the results of our 2022 surveys, including increasing the monthly stipend that employees can dedicate to their wellness, eliminating the annual limit on bereavement leave and providing additional paid time off for employees to participate in elections, among other things. We also improved the benefit programs for our employees in Canada and Europe.
Fostering Local Communities. Our culture extends beyond our offices and into the local communities in which people use Yelp. Our Community Management team’s responsibilities include fostering and supporting communities of users in the local markets that they serve, as well as encouraging consumers to share their experiences with local businesses. Community Managers organize events throughout the year to engage our most passionate users, which facilitates face-to-face interactions, builds the Yelp brand and fosters the sense of true community in which we believe so strongly. We also engage with small businesses, including through conferences and events hosted by industry groups to interact with and get feedback from our core community of local business owners.
Content Moderation. Consumer trust is a top priority at Yelp, and we take significant measures to maintain the integrity and quality of the content on our platform while leveling the playing field for hard-working business owners who rightfully earn their great reputations. We place a high value on personal expression and provide a platform that encourages people to share their experiences. At the same time, we take active steps to enhance the trust and safety of our users, as well as to provide them with reliable content to inform their spending decisions. Our User Operations team is on the front lines of our consumer protection efforts; it works to maintain the high quality of content on our platform, including by evaluating reviews, photos and other information about businesses, investigating potential fraud and moderating content. User Operations also manages our Consumer Alert program, which warns users of manipulation of a business’s ratings and reviews as well as egregious tactics that may harm consumers and unfairly put other businesses at a disadvantage, and our Public Attention Alerts, which warn consumers about businesses that have been accused of, or are the target of, racist incidents to help inform users' spending decisions and whether they will feel welcome. In addition to these content moderation efforts, our User Operations team communicates with the users and businesses impacted by our moderation decisions to promote constructive participation on Yelp.

Making a Difference. We endeavor to have a positive impact on the diverse communities in which people use Yelp by using our platform to raise awareness, promote economic opportunity for those in need and support organizations that serve local communities. Our initiatives in 2022 included: launching new attributes that veteran-owned and eco-friendly businesses can add to their Yelp pages to make it easier for consumers to find and support businesses that align with their values, and hosting our annual Women in Business and Black in Business Summits to celebrate diverse business owners and provide a forum for them to share their stories and offer tactical advice for entrepreneurs. In addition, we launched virtual volunteer events in partnership with nonprofit organizations in the United States, Canada and the United Kingdom. During these events, our employees gave their time and talent to deserving causes, including by working with entrepreneurs building socially innovative projects on their pitches and attending a workshop led by refugee artists.
The Yelp Foundation. The Yelp Foundation (the “Foundation”), a non-profit organization established by our board of directors in 2011, directly supports consumers and local businesses in the communities in which we operate. In 2011, our board of directors approved the contribution and issuance to the Foundation of 520,000 shares of our common stock to fund grants to local non-profit organizations that are actively engaged in supporting community and small business growth. The Foundation held 187,500 shares as of December 31, 2022, which represented less than 1% of our outstanding common stock.
One of the Foundation’s missions is to promote a culture of philanthropy among Yelp employees and, to that end, the Foundation offers up to $1,000 per person in matching donations each year to charitable organizations made by our regular full-time employees. Continuing a practice we began in 2021, the Foundation double-matched Yelp employee donations made to certain charitable organizations focused on issues that matter most to our employees in 2022: women’s reproductive rights; prevention of gun violence; fight against climate change; advocacy for the LGBTQ+ community; and response to the war in Ukraine.
Diversity, Inclusion and Belonging
Every local business has a unique story; having a diverse workforce means our employees are better equipped to relate to and solve for the diverse needs of consumers and businesses. As a result, we are committed to increasing diversity at all levels of our organization to better reflect the diversity of the communities in which we live and work. Our Executive Diversity Task Force, which includes our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, oversees the implementation of our diversity initiatives, including by holding individual department heads accountable for growing the diversity of their organizations.
Our distributed operations provide us with an opportunity to proactively grow and cultivate an employee community based on a variety of backgrounds, talents and perspectives, including by evaluating new opportunities to improve access and equity. While our ability to attract talent was previously limited by our requirement that employees work in our physical office space, we are now able to access talent in areas where we do not have offices. This has allowed us to reach a wider pool of individuals from a broader variety of backgrounds and recruit an even more diverse workforce, with representation in all 50 states.

While our 2022 diversity data* shows that our efforts have had a positive impact, we plan to continue our work in this area.
*    Our 2022 diversity data presented above are based on self-reported information from our employees during the 2022 calendar year, reflect judgments about our organizational structure and, with respect to the ethnic diversity data presented above, do not include employees who declined to provide the relevant information. The underrepresented minority (“URM”) grouping includes Black, Latinx, Native American, and Native Hawaiian and other Pacific Islander employees.
We also firmly believe that inclusion is just as important as diversity. We aim to cultivate a sense of belonging through company-supported employee resource and affinity groups, hosting events that provide our employees with the opportunity to celebrate and learn about the diverse cultures of their colleagues, and instituting a mandatory company-wide diversity training program that covers systemic racism and institutional bias. For example, our Yelp Employee Resource Groups (“YERGs”) serve as a resource for employees with shared social identities, characteristics or life experiences and help foster employee engagement, professional development and a sense of belonging. We now have 21 YERGs that count nearly half of our employee population as members and provide key insights and support for employees.
Talent Attraction and Retention
Our future depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring and retaining such personnel. While our plans to continue operating on a distributed basis may mitigate this challenge by expanding the pool of candidates from which we draw, we may continue to face significant competition for talent.
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
We believe that happy employees are successful employees and that providing an environment in which our employees can thrive both personally and professionally will help us attract and retain great talent. In addition to offering our employees the flexibility to work remotely, we offer competitive compensation and comprehensive benefits, including standard health, dental, vision, life and disability insurance benefits as well as a 401(k) plan with company matching. To foster a sense of ownership and align the interests of our employees and stockholders, we also grant equity awards, primarily in the form of restricted stock units, to eligible employees under our equity incentive plans. We are committed to compensating all of our employees fairly for their contributions, regardless of gender, race or ethnicity.
We also provide comprehensive talent development programs, as described below, as well as health and financial wellness programs. In addition to our insurance benefits, our wellness program includes a monthly wellness subsidy, access to mental health support and services through Modern Health and our Employee Assistance Program, as well as financial wellness programs such as financial counseling and tools to help manage student loans.

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
We also provide ongoing learning opportunities for individual contributors that focus on managing the self, emotional intelligence, and career and professional development. Through our professional development program, employees can partner with their managers to create career development plans and receive an annual development reimbursement to invest in their growth. We also offer customized coaching resources to provide individual support and develop critical skills, as well as regular, ongoing training in compliance and workplace conduct matters to all employees.
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
Cyclicality. Many businesses reduce their advertising spending during challenging macroeconomic environments. SMBs in particular — which have historically experienced high failure rates and which make up a significant portion of our advertiser base — may be disproportionately affected by negative fluctuations in the business cycle. As a result, adverse macroeconomic conditions or a worsening economic outlook typically have a negative impact on the ability and willingness of advertisers to spend on our products and services.
Although public health restrictions related to the COVID-19 pandemic have eased, many businesses, particularly in our RR&O categories, continued operating at a limited capacity as a safety precaution or in response to reduced consumer demand, which continued to negatively impact their advertising spending with us. In addition, the economic environment in the United States remains uncertain and inflationary; many businesses continue to face supply chain issues, rising commodity prices, and inventory and labor shortages. These conditions have had, and may continue to have, a significant adverse impact on our business and revenue; we expect that our business will continue to be significantly negatively affected for the duration of the current adverse macroeconomic conditions as well as any future recessionary period or protracted economic downturn.
Corporate and Available Information
We were incorporated in Delaware on September 3, 2004. Our principal executive offices are located at 350 Mission Street, 10th Floor, San Francisco, California 94105, and our telephone number is (415) 908-3801. Our website is located at www.yelp.com, and our investor relations website is located at www.yelp-ir.com.
We file or furnish electronically with the U.S. Securities and Exchange Commission (“SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make copies of these reports available free of charge through our investor relations website as soon as reasonably practicable after we file or furnish them with the SEC. These reports are also accessible through the SEC website at www.sec.gov.
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
There is currently an uncertain and inflationary economic environment in the United States, partially as a result of the COVID-19 pandemic and efforts to contain it and manage its impacts, which have created significant macroeconomic disruption and volatility. These challenging macroeconomic conditions have had, and may continue to have, a significant adverse impact on our business and results of operations. For example, adverse macroeconomic conditions have had, and may continue to have, a negative impact on the ability and willingness of advertisers to spend on our products and services. In 2020, businesses reduced their spending with us as a result of pandemic-related closures and restrictions, resulting in a 14% decrease in net revenue compared to 2019. Although public health restrictions eased in 2021, many businesses, particularly in our RR&O categories, continued operating at a limited capacity as a safety precaution or in response to reduced consumer demand, which continued to negatively impact their advertising spending with us. While our business has now surpassed its pre-pandemic performance in many areas and advertiser demand was strong in 2022, many businesses continue to face supply chain issues, rising commodity prices, and inventory and labor shortages. We observed increased caution among RR&O businesses in the second half of 2022 in response to the macroeconomic environment, which led to, and may continue to lead to, less incremental spend from such advertisers, which may have an adverse impact on our results of operations in 2023.
Changes in consumer behavior due to adverse economic conditions may also negatively impact our business. For example, in 2022 economic uncertainty and inflationary pressures, ongoing concerns related to COVID-19 and its variants, and the non-renewal of government stimulus programs contributed to consumer traffic to our platform remaining below pre-pandemic 2019 levels. This impact was particularly pronounced in certain geographies within the United States and in our RR&O categories.
Because traffic to and user engagement on our platform together impact the number of ads we are able to show as well as the value of those ads to businesses, such negative impacts on consumer activity may also make it more difficult to convince existing and prospective advertisers that our products offer them a material benefit and generate a competitive return relative to other alternatives. Strong advertiser demand combined with less robust consumer activity significantly increased our average CPC in 2022 compared to 2021; if the value our products provide to advertisers does not keep pace with any further price increases, our revenue and results of operations could be harmed.
As adverse macroeconomic conditions continue, our business is exposed to a variety of risks, including:
•continued reduced demand for our products, lower retention rates, and increased challenges in or cost of acquiring new customers;
•reductions in cash flows from operations and liquidity, which impacts our capital allocation strategy in turn;
•setbacks on the progress of our strategic initiatives as we reallocate resources to responding to such adverse conditions;
•reductions in traffic, engagement, and the quantity and quality of the content provided by our users, which may further harm traffic to our platform;
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
It is not possible for us to predict the remaining duration of the current adverse macroeconomic conditions or of the pandemic, the severity of future COVID-19 variants and resulting restrictions, or the duration or magnitude of the adverse impact on our business.

We generate substantially all of our revenue from advertising. If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.
In order to maintain and expand our advertiser base, we must convince existing and prospective advertisers alike that our advertising products offer them a material benefit and generate a competitive return relative to other alternatives. Adverse macroeconomic conditions may make this more difficult, particularly when such macroeconomic conditions disproportionately affect the SMBs on which we rely, as has been the case with the economic impact of the COVID-19 pandemic. Although public health restrictions related to the COVID-19 pandemic have eased, many businesses, particularly in our RR&O categories, are still operating at limited capacity as a safety precaution or in response to reduced consumer demand and have been forced to reduce their advertising spending with us as a result. Many businesses also continue to face supply chain issues, rising commodity prices, and inventory and labor shortages. These conditions have had, and may continue to have, a significant adverse impact on our business and revenue; we expect that our business would continue to be significantly adversely affected for the duration of any recessionary period or protracted economic downturn.
Advertisers will not advertise with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver compelling ad products in an effective manner, or if we do not provide accurate, easy-to-use analytics and measurement solutions that demonstrate the effectiveness and value of our products. As is typical in our industry, our advertisers generally have the ability to cancel their ad campaigns at any time without penalty. If we are unable to quickly and effectively respond to any decrease in customer satisfaction, economic downturn (including as a result of the COVID-19 pandemic and any related labor and supply chain issues) or other change negatively affecting our ability to retain advertisers, our ability to maintain and expand our advertiser base will be harmed.
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
•our ability to drive traffic to our platform, which remains below pre-pandemic levels, and increase user engagement, including engagement with the ads displayed on our platform;
•challenging macroeconomic conditions or trends that negatively impact consumer demand, such as the current inflationary environment and consumers visiting many types of businesses less frequently than prior to the pandemic;
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
•the size and effectiveness of our sales force, which may be affected by a range of factors, not all of which are within our control, including our sales force's ability to connect with potential customers’ key decision makers as well as catastrophic occurrences, such as earthquakes or fires, and major public health crises like the COVID-19 pandemic that negatively impact the productivity of our sales force;

•the degree to which businesses choose to reach users through our free products in lieu of our paid products and services; and
•the pricing of our products, including the CPC ad prices determined by our auction system, which have increased in recent quarters even as we have delivered fewer ad clicks.
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
We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, our product and engineering teams, marketing professionals and advertising sales staff. All but one of our officers and all of our other U.S. employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
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
We cannot predict the remaining duration of the current adverse macroeconomic conditions or of the pandemic, or the duration or magnitude of their impact on our traffic, and we expect that our traffic levels will continue to fluctuate with consumers’ level of confidence, particularly in our RR&O categories. We further anticipate that our traffic growth rate will continue to slow over the medium and long term, and potentially decrease in certain periods due to the maturation of our business and our high penetration rates in most major geographic markets within the United States and Canada. As our traffic growth rate slows, our business and financial performance will become increasingly dependent on our ability to drive user engagement with our platform and the ads that we display.

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
To execute on our growth strategy, we will need to continue to increase the productivity of our current employees as well as hire, train and manage new employees, which may be particularly difficult in a fully remote environment. As a result, we will have to effectively integrate, develop and motivate a large number of employees in a remote environment while maintaining the beneficial aspects of our company culture.
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
Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Google and Meta, may be more successful than us in developing and marketing online advertising and other services directly to local businesses, and may leverage their relationships based on other products or services to gain additional share of advertising budgets. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in areas in which we operate, including by:
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
In addition, we exercise limited control over our third-party partners and vendors, which makes us vulnerable to any errors, interruptions or delays in their operations. If these third parties experience any service disruptions, financial distress or other business disruption, or difficulties meeting our requirements or standards, it could make it difficult for us to operate some aspects of our business. For example, we rely on Amazon Web Services’ (“AWS”) cloud computing infrastructure to host our website, mobile app and many of the internal tools we use to operate our business. Any significant disruption of, limitation of our access to or other interference with our use of AWS would negatively impact our operations and business, including potentially causing harm to our reputation, results of operations and financial results. Any transition of the cloud services currently provided by AWS to another provider could cause us to incur significant time and expense, and any unplanned transition could also disrupt or degrade our ability to deliver our products and services.
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
Similarly, Apple, Google or other marketplace operators may make changes to their marketplaces, technical requirements or policies that make access to our products more difficult, reduce the prominence or rank of our applications within marketplaces, require us to change our current practices or make it more difficult for us to provide effective advertising tools to businesses on our platform. For example, Google has implemented product changes to its Chrome browser and announced future plans to limit the ability of websites to collect and use data signals from user activity to target and measure advertising. While these changes currently impact only a small portion of our advertising business, they could limit our ability to expand the relevant advertising products in the future. Similarly, if application marketplaces change their policies in a manner that adversely impacts the way in which we offer our services, or how we or our partners collect, use and share data from users, our ability to maintain and expand our base of advertisers will be harmed. However, if we do not comply with these requirements, we could lose access to the app store and users, and our business would be harmed. For example, in 2022 Apple provided notice claiming that our process to request account deletion through the Yelp for Business app was not sufficient to meet its recently announced account deletion requirements. Although our app remained available in the app store, the resolution of this issue was time consuming and required additional expenditures. We cannot guarantee that similar issues will not arise again in the future or that, if they do, we would be able to resolve them at a reasonable cost or in a timely manner.
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

Consumers frequently access online services through a variety of platforms other than desktop computers, including mobile devices. If we are unable to operate effectively on such devices or our products for such devices are not compelling, our business could be adversely affected.
Consumers frequently access the Internet through devices other than desktop computers, including mobile phones, tablets, handheld computers, voice-assisted speakers, automobiles and television set-top devices. We generate a substantial majority of our revenue from advertising delivered on mobile devices, and anticipate that this will continue to be the case for the foreseeable future. As a result, we must continue to drive adoption of and user engagement on our mobile platform, and on our mobile app in particular, which is less reliant on search results for traffic than our website. If we are unable to drive continued adoption of and engagement on our mobile app, our business may be harmed and we may be unable to decrease our reliance on traffic from Google and other search engines.
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
Consumers also may not find the content on our platform to be valuable if they do not perceive it as relevant, helpful or reliable. For example, information about the operations of many local businesses — such as hours of operation and services offered — has been subject to frequent change since the COVID-19 pandemic began, making it difficult to ensure the information on business pages is accurate and up-to-date. Similarly, we do not phase out or remove dated reviews, and consumers may view older reviews as less relevant or reliable than more recent reviews. If the high concentration of reviews in our restaurants and shopping categories creates a perception that our platform is primarily limited to these categories, consumers may not believe that we can provide them with helpful information about businesses in other categories and seek that information elsewhere.
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
•Service Providers. We rely on a number of providers of infrastructure and software services, including AWS. Although we use these systems and services in a manner designed to achieve high reliability and minimize risk, large-scale outages affecting our service providers could negatively impact our ability to maintain the full functionality of our systems.
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
Effective trade secret, copyright, trademark, patent and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. Seeking protection for our intellectual property is expensive, time consuming and may not be successful; accordingly, we may determine not to seek such protections for all of our intellectual property or in every location in which we operate. Litigation may become necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. For example, we may incur significant costs in enforcing our trademarks against those who attempt to imitate our “Yelp” brand. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.

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
•changes in advertiser budgets or their ability to pay for our products, including due to the impact of adverse macroeconomic conditions;
•changes in consumer behavior with respect to local businesses, including as a result of adverse macroeconomic conditions;
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
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize in certain periods, as an indication of our future performance. Although our revenues have grown over time, increasing from $12.1 million in 2008 to $1.19 billion in 2022, our revenue growth rate has declined in certain recent periods as a result of a variety of factors, including the maturation of our business. Moreover, our strategy to grow our business involves significant risks and executing on it may prove more difficult than we currently anticipate.
Our revenue was also significantly negatively impacted as businesses reduced their advertising spending as a result of COVID-19 closures or restrictions, resulting in a 14% year-over-year decrease in revenue in 2020. While our business has now surpassed its pre-pandemic performance in many areas and advertiser demand was strong in 2022, consumer traffic remained below pre-pandemic 2019 levels during due to economic uncertainty and inflationary pressures as well as ongoing concerns related to COVID-19 and its variants, among other adverse macroeconomic conditions. Our RR&O categories have been particularly sensitive to changes in consumer confidence. We cannot predict the remaining duration of the current adverse economic conditions or the pandemic, the severity of future COVID-19 variants and resulting restrictions, or the duration or magnitude of the adverse impact on our revenue.

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
We track certain performance metrics — including the number of unique devices accessing our mobile app in a given period, paying advertising locations, active claimed local business locations, ad clicks and CPCs — with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including key metrics that we report. If the internal tools we use to track these metrics over- or under-count performance or contain algorithm or other technical errors, the data we report may not be accurate and our understanding of certain details of our business may be distorted, which could affect our longer-term strategies. For example, in 2018, we discovered a software error that caused our previously reported claimed local business locations metric to be overstated for the third quarter of 2017 through the first quarter of 2018, and revised them accordingly. Our metrics may also be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period. Although we take steps to exclude such activity and, as a result, do not believe it has had a material impact on our reported metrics, our efforts may not successfully account for all such activity.
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

There are also inherent challenges in measuring usage across our large user base. For example, because these metrics are based on users with unique identifiers, an individual who accesses our website from multiple devices with different identifiers may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single identifier may be counted as a single unique visitor. In addition, although we use technology designed to block low-quality traffic, such as robots, spiders and other software, we may not be able to prevent all such traffic, and such technology may have the effect of blocking some valid traffic. For these and other reasons, the calculations of our desktop unique visitors and mobile website unique visitors may not accurately reflect the number of people actually using our platform.
Our measures of traffic and other key metrics may differ from estimates published by third parties (other than those whose data we use to calculate our key metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. Similarly, the third parties on which we rely for certain of our key metrics may also make changes or improvements to their tools and methodologies; for example, in July 2023, Google Analytics will be replaced by Google Analytics 4, Google’s next generation digital marketing intelligence product. However, changes to these tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or raise questions about the integrity of our data. In addition, as both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. We may revise or cease reporting metrics if we determine such metrics are no longer accurate or appropriate measures of our performance. For example, we stopped reporting our claimed local business locations metric and instead disclose the number of active claimed local business locations, which we believe provides a better measure of the number of businesses that represent the highest quality leads available to our local sales force than our claimed local business locations metric. We also phased out our paid advertising accounts metric and replaced it with paid advertising locations, which we believe provides a better measurement of our market penetration. If our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.

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
We intend to continue to invest in our business and may require or otherwise seek additional funds to respond to business challenges, including the need to develop new features and products, enhance our existing services, improve our operating infrastructure and acquire complementary businesses and technologies. As a result, we may need to engage in equity or debt financings to secure additional funds. If our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the current macroeconomic uncertainty or otherwise, our operations and financial condition could be adversely impacted.
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
For example, the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Beginning in 2022, the Tax Act required the capitalization of research and development expenses with amortization periods over five and fifteen years pursuant to Internal Revenue Code Section 174 (“Section 174”), which has a material and adverse impact on our effective tax rate and cash flow. If the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years. We expect further guidance regarding Section 174 may be forthcoming from the Financial Accounting Standards Board and the SEC, as well as regulations, interpretations and rulings from federal and state agencies, which could impact our consolidated financial statements.
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
We currently face, and we expect to face from time to time in the future, allegations that we have violated the rights of other parties, including patent, trademark, copyright and other intellectual property rights, privacy or data protection rights of our users, and the rights of current and former employees, users and business owners. For example, various businesses have sued us alleging that we manipulate Yelp reviews in order to coerce them and other businesses to pay for Yelp advertising.
The nature of our business also exposes us to claims relating to the information posted on our platform, including claims for defamation, libel, negligence and patent, copyright or trademark infringement, among others. For example, businesses have in the past claimed, and may in the future claim, that we are responsible for the content of reviews posted by our users. We expect claims like these to continue, and potentially increase in proportion to the amount of content on our platform. In some instances, we may elect or be compelled to remove the content that is the subject of such claims, or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. For example, laws in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If we elect or are compelled to remove content from our platform, our products and services may become less useful to consumers and our traffic may decline, which would have a negative impact on our business. This risk may increase if the protections afforded us by CDA 230 are limited by legislative or judicial actions. This risk may also be greater in certain jurisdictions outside of the United States where our protection from such liability may be unclear.
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

Our business is subject to complex and evolving domestic and foreign laws, regulations and other obligations related to privacy, data protection, data security and other matters. Our actual or perceived failure to comply with such laws, regulations and obligations could harm our business.
We are subject to numerous domestic and foreign laws and regulations that involve matters central to our business, including laws regarding privacy, data protection, data security, user-generated content and consumer protection, among others, as described in more detail under “Business—Government Regulation” under Item 1 of this Annual Report. For example, we are subject to numerous laws around the world that restrict the collection, use, storing, processing and disclosure of personal information and other user data. We are also subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results. We operate in a rapidly evolving industry, and many laws and regulations that impact our business are being proposed, are still evolving or are being tested in courts, which adds to the complexity of operating our business.
In addition to various laws and regulations, we are or may become bound by industry standards and other contractual obligations, particularly related to data privacy and security, and our efforts to comply with such obligations may not be successful. We must also comply with the technical requirements and policies of the search engines, application marketplace operators, mobile operating systems and other third-party products and services on which we rely. For example, Apple recently made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our ability to target and measure advertising across third-party platforms. If we do not comply with these requirements, we could lose access to such products and services, which would harm our business. We also publish privacy policies, marketing materials and other statements, such as compliance with certain third-party certifications, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or not representative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Our business could be adversely affected if we are required to change our current policies, practices or the design of our platform, products or features based on new laws, regulations or judicial interpretations. For example, there have been ongoing legislative efforts to restrict the scope of the critical liability protections afforded to online platforms like ours under CDA 230, which could increase our content moderation costs and our exposure to liability in connection with the publication of third-party content, including user-generated reviews. Changes to CDA 230, whether the result of legislative or judicial action, could also cause us to remove more third-party content from our platform, particularly critical consumer commentary, in response to takedown demands that may or may not be legitimate, which would negatively affect the quality and quantity of information available through our service.
Similarly, regulatory frameworks for privacy issues and behavioral advertising are currently in flux worldwide and are trending toward more restrictive obligations, reflecting increased public scrutiny of the practices of companies offering online services with respect to the personal information and behavior of their users. Changes to privacy and data security laws could make it more difficult for consumers to use our platform, resulting in lower traffic and revenue, or make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and lower revenue. Delivering targeted advertising off Yelp in particular is becoming more difficult due to changes in our ability to gather information about user behavior through third-party platforms, new laws and regulations, and consumer resistance. Current and proposed laws and regulations regulate the use of cookies and other tracking technologies, electronic communications and marketing. For example, in addition to giving residents expansive rights related to their personal information, California law restricts the “sale” of personal information and the use of cookies and similar technologies for certain advertising purposes. If these and other future restrictions negatively impact our ability to offer ad products that are highly targeted to audience interests, or to measure the effectiveness of our ad products, such as our ability to offer store-level attribution through integrations with third-party data partners, our ability to maintain and expand our base of advertisers will be harmed. In addition, if we encounter widespread consumer withholding of consent, adoption of “do not track” mechanisms or adoptions of “ad-blocking” software to prevent the collection of personal information for targeted advertising purposes, we may be required to change the way we market our products, our ability to reach new or existing customers may be materially impaired or our operations may be otherwise harmed.
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
Uncertainty regarding the application and interpretation of existing laws and regulations due to court challenges or evolving legislation may also result in a significantly greater compliance burden for us. For example, a decision by the European Court of Justice of the European Union invalidated the primary framework allowing transfers of personal information from Europe to the United States and most other countries under the U.S.-E.U. Privacy Shield Framework. The European Union and the United States have negotiated a new framework that may impose additional obligations and requirements with respect to the transfer of E.U. personal data to other jurisdictions, which in turn may increase the legal risks and liabilities under the GDPR and local E.U. laws associated with cross-border data transfers, as well as result in material increases in our compliance and operational costs. If we are unable to implement a valid solution for personal information transfers from Europe, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe and may be required to increase our data processing capabilities in Europe at significant expense. Similarly, the CPRA, which came into effect in 2023, significantly modifies the privacy obligations under the CCPA, creating uncertainty and requiring us to incur additional costs and expenses. Other states and countries, such as Virginia and Canada, have passed their own privacy legislation or have such legislation pending. Aspects of the CCPA, CPRA and other laws remain unclear and we may be required to modify our practices further in an effort to comply with them.
Our actual or perceived failure to comply with laws, regulations and other obligations has led to, and could lead to further, costly legal actions, which in turn could result in adverse publicity, significant liability and decreased demand for our services, which could adversely affect our business, results of operations and financial condition. For example, our failure or perceived failure to comply with applicable laws and regulations may result, and in some cases has resulted, in inquiries and other proceedings and actions against us by governments, regulations or others. Responding to and resolving any future litigation, investigations, settlements or other regulatory actions may require significant time and resources, and could diminish confidence in, and the use of, our products. We may also be forced to implement new measures to reduce our legal exposure, which may require us to expend substantial resources, delay development of new products or discontinue certain products or features, which would negatively impact our business. For example, if we fail to comply with our privacy-related obligations to users or third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other user data, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes. Any resulting negative publicity could adversely affect our reputation and brand, regardless of whether the internal resources expended and expenses incurred in connection with such inquiries and their resolutions are material.

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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors and elsewhere in this Annual Report, factors that may cause volatility in our share price include:
•the short- and long-term impacts of the COVID-19 pandemic and related macroeconomic uncertainty, as well as the timing and pace of the recovery;
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
Since we implemented our stock repurchase program in July 2017, our board of directors has authorized the repurchase of up to an aggregate of $1.45 billion of our common stock, of which $254.7 million remained available as of February 17, 2023 and which does not have an expiration date. Although our board of directors has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions, all of which may be negatively impacted by the ongoing pandemic. In addition, the terms of our Credit Agreement with Wells Fargo Bank, National Association impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents, and marketable securities.

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

Our amended and restated certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware and the U.S. federal district courts will be the exclusive forums for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2022, we had 69,796,932 shares of common stock outstanding.

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

Item 3. Legal Proceedings.
For information regarding material legal proceedings in which we are involved, see “Legal Proceedings” in Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in this Annual Report, which is incorporated herein by reference. We are also subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these matters will have a material effect on our business, financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, par value $0.000001 per share, is listed on the New York Stock Exchange LLC ("NYSE") under the symbol “YELP.”
Stockholders
As of the close of business on February 17, 2023, there were 34 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
We have presented below the cumulative total return to our stockholders during the period from December 31, 2017 through December 31, 2022 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$300
$250
$200
$150
$100
$50
$0
31-Dec-2017
31-Dec-2018
31-Dec-2019
31-Dec-2020
31-Dec-2021
31-Dec-2022
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
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended December 31, 2022 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1 - October 31, 2022	685	$35.99	685	$57,007
November 1 - November 30, 2022	298	$31.52	298	$297,626
December 1 - December 31, 2022	573	$27.86	573	$281,658
(1)    Since its initial authorization in July 2017, our board of directors authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock, of which $254.7 million remained available as of February 17, 2023. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program” included under Part II, Item 7 in this Annual Report.
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
The following section also includes information regarding 2022 and 2021, year-over-year comparisons between these periods and certain information regarding 2020. A full discussion of 2020 items and year-over-year comparisons between 2021 and 2020 can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview
As one of the best known Internet brands in the United States, Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust us for our more than 240 million ratings and reviews of businesses across a broad range of categories, while businesses advertise with us to reach our large audience of purchase-oriented and generally affluent consumers. We believe our ability to provide value to both consumers and businesses not only fulfills our mission to connect consumers with great local businesses, but also positions us well in the local, digital advertising market in the United States.
We generate substantially all of our revenue through the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a CPC basis. In the year ended December 31, 2022, our net revenue was $1.19 billion, up 16% from the year ended December 31, 2021 and 37% from the year ended December 31, 2020, and we recorded net income of $36.3 million and adjusted EBITDA of $269.8 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “—Non-GAAP Financial Measures” below.
In 2022, we delivered another year of record annual revenue and profitable growth through the consistent execution of our product-led strategic initiatives:
Grow Quality Leads and Monetization in Our Services Categories
•After significantly increasing the percentage of monetized leads in our Services categories — home, local, auto, professional, pets, events, real estate and financial services — in recent years to approximately 25%, in 2022 we shifted our primary focus to improving lead quality and the projects experience while preserving our lead monetization gains. We continued to improve the Request-a-Quote flow and underlying matching technology to create an even more seamless experience. We launched Request-a-Call, which helps reduce initial friction in the hiring process by allowing users to easily request a phone call directly from Services businesses. We also expanded our project-specific search filters, redesigned the Yelp for Business inbox, and introduced a new projects experience in the Yelp app to help consumers more easily view and manage all of their services projects. These efforts contributed to our record advertising revenue from Services businesses in 2022.
Drive Sales through Our Self-Serve and Multi-location Channels
•By prioritizing investments in our Self-serve and Multi-location channels, we have significantly shifted our go-to-market mix toward our most efficient channels in recent years. Our product and marketing efforts drove record Self-serve customer acquisition in 2022, which contributed to annual revenue growth of approximately 25% year over year in this channel. As a result, revenue from our Self-serve channel increased as a percentage of advertising revenue to 19% in 2022 from 17% in 2021.
•Multi-location channel revenue also increased by approximately 25% year over year in 2022 as our sales team leveraged our portfolio of ad products and attribution solutions, both on and off Yelp, to make inroads with these larger advertisers. We continued to expand our offerings, including new iterations of themed and spotlight ad formats. We also enhanced our measurement capabilities through improvements to our first-party attribution solution, Yelp Store Visits. As a result of these efforts, Multi-location channel revenue increased as a percentage of total advertising revenue to 30% in 2022 from 27% in 2021.

Deliver More Value to Advertisers
•Since transitioning to flexible non-term contracts, we have been able to increase our pace of product innovation and better align our business with our advertisers. In 2022, we continued to deliver value to our advertisers in the form of higher performing clicks by optimizing our ad system to better match consumers with the right advertisers at the right time. For example, we improved the lead-through rate, an important quality indicator, converting a greater percentage of ad clicks to leads on average in 2022 compared to 2021. Despite the macroeconomic challenges of 2022, average CPC increased by 27% from 2021 as advertiser demand remained robust.
Enhance the Consumer Experience
•After several years of substantial monetization progress, we were able to allocate more resources towards enhancing the consumer experience in 2022 and made early progress over the course of the year. We reduced friction in the review-writing process and leveraged smart notifications to prompt more review contributions. We also introduced a more visual, vertical home feed and updated the map view search experience for our Android app to bring it more in-line with the high quality of our iOS app. Together, these efforts contributed to improved new user retention and an 18% increase in the click-through rate of Android ads.
Looking ahead, we believe these strategic initiatives continue to provide opportunities for growth and plan to expand on our progress in 2022 by continuing to invest in each of them. We expect that our expenses will increase modestly year over year in 2023 as we invest in these initiatives and maintain approximately the same headcount we ended 2022 with, following an increase in expenses from the fourth quarter of 2022 to the first quarter of 2023. We also expect that our revenue will grow year over year in 2023 as the benefits of our initiatives build; however, we expect revenue in the first quarter of 2023 to be flat to slightly down sequentially, reflecting seasonal trends.

Factors Affecting Our Performance
Macroeconomic Conditions. There is currently an uncertain and inflationary economic environment in the United States, partially as a result of the COVID-19 pandemic and efforts to contain it and manage its impacts, which have created significant macroeconomic disruption and volatility. These challenging macroeconomic conditions have had, and may continue to have, a significant adverse impact on our business and results of operations. For example, adverse macroeconomic conditions have had, and may continue to have, a negative impact on the ability and willingness of advertisers to spend on our products and services. While our business has now surpassed its pre-pandemic performance in many areas and advertiser demand was strong in 2022, many businesses continue to face supply chain issues, rising commodity prices, and inventory and labor shortages, which has negatively impacted their advertising spending with us.
Changes in consumer behavior due to adverse economic conditions have also had, and may continue to have, a negative impact our business. For example, in 2022 economic uncertainty and inflationary pressures, ongoing concerns related to COVID-19 and its variants, and the non-renewal of government stimulus programs contributed to consumer traffic to our platform remaining below pre-pandemic 2019 levels. Because traffic to and user engagement on our platform together impact the number of ads we are able to show as well as the value of those ads to businesses, such negative impacts on consumer activity may also make it more difficult to convince existing and prospective advertisers that our products offer them a material benefit and generate a competitive return relative to other alternatives. Strong advertiser demand combined with less robust consumer activity has significantly increased our average CPC in 2022 compared to 2021; if the value our products provide to advertisers does not keep pace with any further price increases, our revenue and results of operations could be harmed.
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

Investment in Growth. In 2023, we plan to invest heavily in our strategic initiatives to grow quality leads and monetization of our Services categories, expand our Self-serve and Multi-location channels, deliver more value to advertisers and enhance the consumer experience. These initiatives will require substantial investments that may not prioritize short-term financial results, depend on our ability to develop innovative, relevant and useful products in a timely manner, and involve significant risks and uncertainties. For example, new products may fail to generate sufficient revenue, operating margin or other value to justify the investments we made in them, which is a particular risk for new products that are unproven or that are outside of our historical core business. While we believe these initiatives will ultimately drive revenue growth, our investments in them will increase our operating expenses, and any increase in revenue resulting from these product innovations will likely trail the increase in expenses.
Our Ability to Attract, Retain and Engage Consumers. We generate substantially all of our revenue based on our users’ engagement with the ads that we display. Because traffic to our platform and user engagement on our platform together determine the number of ads we are able to show, affect the value of those ads to businesses and support the content creation that drives further traffic, our ability to attract, retain and engage visitors on our platform is critical to our business and financial success. While we believe our largest growth opportunity will be to monetize a greater portion of our existing traffic, rather than to grow traffic generally, we are also investing in a broad set of consumer initiatives to support the long-term growth of our traffic and business.
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
Our Ability to Attract and Retain Talent. Our ability to execute on our strategic initiatives depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring such personnel, particularly for technical roles. In 2022, we made substantial investments in our engineering, sales and marketing organizations, which has required us to effectively integrate, develop and motivate a large number of new employees in a remote environment while maintaining the beneficial aspects of our company culture. Our employee operations are complex and place substantial demands on management and our operational infrastructure, particularly in our fully remote work environment. We believe our decision to maintain distributed operations will provide even greater flexibility to our employees, who now have the opportunity to relocate within the countries where we operate so they can live where they want to live and work where they will feel most effective, will allow us to access and attract great talent from a more diverse pool of candidates across the United States, Canada and in Europe.
Stock Repurchases. Since July 2017, our board of directors has authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock, $254.7 million of which remained available as of February 17, 2023 and which does not have an expiration date. During the year ended December 31, 2022, we repurchased on the open market 6,195,093 shares for an aggregate purchase price of $200.0 million. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions. In addition, the terms of our Credit Agreement with Wells Fargo Bank, National Association, which we entered into in May 2020 (the “Credit Agreement”), impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We have funded the repurchases, and expect to fund future repurchases under the stock repurchase program, with cash available on our balance sheet. As a result, this program could diminish our cash reserves and reduce our ability to invest in our business, in addition to affecting the trading price and volatility of our stock.
Corporate Development Activities. As part of our business strategy, we may decide to expand our product offerings and grow our business through the acquisition of complementary businesses or technologies, as well as through partnerships. In addition to diverting our management’s attention and otherwise disrupting our operations, our corporate development activities will affect our future financial results due to factors such as expenses incurred in identifying, investigating and pursuing transactions, whether or not they are consummated, possible dilutive issuances of equity securities or the incurrence of debt, unidentified liabilities and the amortization of acquired intangible assets. Maintaining relationships with partners also requires significant time and resources, as does integrating their data, services and technologies onto our platform. We may not realize the full benefits of synergies, innovation and operational efficiencies that may be possible from a corporate transaction;

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
Ad Clicks
Ad clicks represent user interactions with our pay-for-performance advertising products, including clicks on advertisements on our website and mobile app, clicks on syndicated advertisements on third-party platforms and Request-a-Quote submissions, among others. Ad clicks include only user interactions that we are able to track directly, and therefore do not include user interactions with ads sold through our advertising partnerships. We do not expect the exclusion of such user interactions to materially affect this metric.
Because we generate revenue primarily from the sale of performance-based ads, our revenue depends in large part on our ability to deliver ad clicks, which in turn depends on the level of consumer activity on our platform. We report the year-over-year percentage change in ad clicks on a quarterly and annual basis as a measure of our success in monetizing more of our consumer traffic and delivering more value to advertisers. Although ad clicks decreased in the three months and year ended December 31, 2022 compared to the prior-year periods — which benefited from reopening tailwinds following the widespread availability of the COVID-19 vaccine as well as elevated consumer spending — revenue increased year over year in both periods as a result of increases in average CPC, as discussed below.
The following table presents year-over-year changes in our ad clicks for the periods indicated (expressed as a percentage):

	Three Months Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Ad Clicks	(7)%	14%	(8)%	24%
Average CPC
We define average CPC as revenue from our performance-based ad products — excluding certain revenue adjustments that do not impact the outcome of an auction for an individual ad click, such as refunds, as well as revenue from our advertising partnerships — divided by the total number of ad clicks for a given quarterly or annual period.
Average CPC, when viewed together with ad clicks, provides important insight into the value we deliver to advertisers, which we believe is a significant factor in our ability to retain both revenue and customers. For example, a positive change in ad clicks for a given period combined with lower growth or a negative change in average CPC over the same period would indicate that we delivered more ad clicks at lower prices, thereby delivering more value to our advertisers; we would expect this to have a positive impact on retention.
We believe that average CPC and ad clicks together reflect one of the largest dynamics affecting our advertising revenue performance. These metrics reflect, among other things, the interplay of advertiser demand and consumer behavior on our platform, each of which is currently subject to complex macroeconomic pressures that we expect to continue to cause volatility in these metrics in the near term. For example, despite ad clicks decreasing year over year in the three months and year ended December 31, 2022, advertiser demand remained strong and average CPC increased year over year in both periods. We believe this was because we delivered more value to advertisers in 2022 in the form of higher performing clicks — rather than simply a greater number of clicks as in certain previous periods — contributing to a record retention rate of non-term advertisers’ budgets in 2022 despite a modest increase in churn in the second half of the year.

The following table presents year-over-year changes in our average CPC for the periods indicated (expressed as a percentage):

	Three Months Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Average CPC	23%	7%	27%	(5)%
Advertising Revenue by Category
Our advertising revenue comprises revenue from the sale of our advertising products, including the resale of our advertising products by partners and syndicated ads appearing on third-party platforms.
To reflect our strategic focus on creating two differentiated experiences on Yelp, we provide a breakdown of our advertising revenue attributable to businesses in two high-level category groupings: Services and RR&O. Our Services categories consist of home, local, auto, professional, pets, events, real estate and financial services. Our RR&O categories consist of restaurants, shopping, beauty & fitness, health and other.
The following table presents our advertising revenue by category for the periods presented (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Services	$178,292	$157,242	$693,810	$607,770
Restaurants, Retail & Other	115,692	104,205	440,593	377,455
Total Advertising Revenue	$293,984	$261,447	$1,134,403	$985,225
Paying Advertising Locations
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three- or twelve-month period. We also provide a breakdown of paying advertising locations between our Services categories and RR&O categories.
We provide our paying advertising locations on a quarterly basis as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, such as ongoing concerns about COVID-19 and its variants as well as inflationary pressures and labor and supply chain challenges, have had a predominant negative impact on RR&O paying advertising locations in recent quarters. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.
The following table presents the number of paying advertising locations for the periods presented (in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Services	231	219	231	227
Restaurants, Retail & Other	314	309	327	296
Total Paying Advertising Locations	545	528	558	523
Reviews, Traffic and Active Claimed Local Business Locations
We report our reviews, traffic and active claimed local business locations metrics on an annual basis as measures of the volume of our content, the size of our audience and the scope of our business, respectively.

Reviews
Number of reviews represents the cumulative number of reviews submitted to Yelp since inception, as of the period end, including reviews that were not recommended or had been removed from our platform. In addition to the text of the review, each review includes a rating of one to five stars. We include reviews that are not recommended and that have been removed because all of them are either currently accessible on our platform or were accessible at some point in time, providing information that may be useful to users to evaluate businesses and individual reviewers. Because our automated recommendation software continually reassesses which reviews to recommend based on new information that becomes available, the “recommended” or “not recommended” status of reviews may change over time. Reviews that are not recommended or that have been removed do not factor into a business’s overall star rating. Users can access the reviews that are not currently recommended, as well as the star rating and other information about reviews that were removed for violation of our terms of service, through a link on the business’s page.
As of December 31, 2022, 265.3 million reviews had been submitted to our platform, of which 243.0 million reviews were available on business pages, including 48.0 million reviews that were not recommended, and 22.3 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of the dates indicated (in thousands):

	As of December 31,
	2022	2021
Reviews	265,288	244,435
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
Since the early stages of the COVID-19 pandemic in 2020, traffic levels, particularly in our RR&O categories, have fluctuated as consumer confidence levels changed in response to the pandemic and COVID-19 variants, as well as other macroeconomic conditions. As a result, although our traffic recovered in 2021 compared to the prior year, it remained below our pre-pandemic 2019 traffic. Similarly, subsequent increases in economic uncertainty and inflationary pressures, ongoing concerns related to COVID-19 and its variants, and the non-renewal of government stimulus programs continued to negatively impact consumer traffic in 2022 compared to 2019. We cannot predict the remaining duration of these conditions, or the duration or magnitude of any resulting adverse impacts on our traffic, and we expect that our traffic levels will continue to fluctuate with consumers’ level of confidence.
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

The following table presents app unique devices for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
App Unique Devices	33,026	33,085
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
Google Analytics, a product from Google Inc. that provides digital marketing intelligence, measures “users” based on unique identifiers. Because the numbers of desktop unique visitors and mobile website unique visitors are therefore based on unique identifiers, an individual who accesses our desktop website or mobile website from multiple devices with different identifiers may be counted as multiple desktop unique visitors or mobile website unique visitors, as applicable, and multiple individuals who access our desktop website or mobile website from a shared device with a single identifier may be counted as a single desktop unique visitor or mobile website unique visitor.
The following table presents our web traffic for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Desktop Unique Visitors	38,046	45,990
Mobile Web Unique Visitors	59,172	56,668
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
The table set forth below presents the number of active claimed local business locations as of the dates presented (in thousands).

	As of December 31,
	2022	2021
Active Claimed Local Business Locations	6,321	5,794
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

We consider the estimates discussed below to be critical as we believe that the assumptions and estimates associated with these policies have the greatest potential impact on our consolidated financial statements. For further information on these and our other significant accounting estimates, see Note 2, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
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

Results of Operations
The following tables set forth our results of operations for 2022 and 2021 (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,		$ Change	% Change(1)
	2022	2021	2022 vs. 2021	2022 vs. 2021

Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$693,810	$607,770	$86,040	14%
Restaurants, Retail & Other	440,593	377,455	63,138	17%
Advertising	1,134,403	985,225	149,178	15%
Transactions	14,063	13,196	867	7%
Other	45,040	33,418	11,622	35%
Total net revenue	$1,193,506	$1,031,839	$161,667	16%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$105,705	$78,097	$27,608	35%
Sales and marketing	514,927	454,224	60,703	13%
Product development	305,561	276,473	29,088	11%
General and administrative	164,108	135,816	28,292	21%
Depreciation and amortization	44,852	55,683	(10,831)	(19)%
Restructuring	—	32	(32)	NM(2)
Total costs and expenses	1,135,153	1,000,325	134,828	13%
Income from operations	58,353	31,514	26,839	85%
Other income, net	8,425	2,204	6,221	282%
Income before income taxes	66,778	33,718	33,060	98%
Provision for (benefit from) income taxes	30,431	(5,953)	36,384	(611)%
Net income attributable to common stockholders	$36,347	$39,671	$(3,324)	(8)%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2) Percentage change is not meaningful.

Years Ended December 31, 2022 and 2021
Net Revenue
Advertising. We generate advertising revenue from the sale of our advertising products — including enhanced business pages and performance-based advertising in search results and elsewhere on our platform — to businesses of all sizes, from single-location local businesses to multi-location national businesses. Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of advertising inventory through third-party ad networks. We present advertising revenue on a disaggregated basis for our high-level category groupings, Services and RR&O.
Advertising revenue increased in 2022 compared to 2021 driven by higher aggregate customer spend and an increase in paying advertising locations.
Transactions. We generate revenue from various transactions with consumers, primarily through our partnership integrations, which are mainly revenue-sharing arrangements that provide consumers with the ability to place food orders for pickup and delivery through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
Transactions revenue increased in 2022 compared to 2021, primarily due to an increase in the per-order transaction fee that we receive from Grubhub following the renewal of our partnership in March 2022. This increase was partially offset by a lower volume of food takeout and delivery orders compared to the prior year; food order volume decreased year over year in both 2021 and 2022 as public health restrictions and concerns related to COVID-19 and its variants eased, resulting in more dine-in options.
Other Revenue. We generate revenue through our subscription services, which include our Yelp Guest Manager product. We also generate revenue through our Yelp Fusion and Yelp Knowledge programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue increased in 2022 compared to 2021, primarily reflecting higher revenue from the continued growth of our Yelp Fusion program. The increase also reflects lower COVID-19 relief incentives, mainly in the form of waived subscription fees, for our subscription product customers in the current year.
Trends and Uncertainties of Net Revenue. Net revenue in the year ended December 31, 2022 increased by 16% year over year, driven by strong advertiser demand in both our Services and RR&O categories despite a challenging macroeconomic environment. Although we anticipate that net revenue in the first quarter of 2023 will decrease from or remain relatively consistent with the fourth quarter of 2022, reflecting historical seasonal trends, we also expect that net revenue will grow in the first quarter and full year of 2023 compared to the prior-year periods as our initiatives continue to drive growth.
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
Cost of revenue increased in 2022 compared to 2021, primarily as a result of:
•an increase in website infrastructure expense of $12.1 million as a result of investments in maintaining and improving our infrastructure;
•an increase in advertising fulfillment costs of $11.1 million largely attributable to the expansion of Yelp Audiences; and
•an increase in merchant credit card processing fees of $3.4 million primarily due to a higher volume of transactions associated with the increase in advertising revenue.
We expect cost of revenue to increase on an absolute dollar basis in 2023 compared to 2022.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses increased in 2022 compared to 2021, primarily due to:
•an increase of $54.0 million in employee costs due to higher average sales headcount; and
•an increase in marketing and advertising costs of $16.4 million primarily reflecting our investment in business owner and consumer marketing.
These increases were partially offset by a decrease of $9.7 million in workplace operating costs from reductions in our leased office space. See Note 9, “Leases,” of the Notes to Consolidated Financial Statements for further detail.
We expect sales and marketing expenses to increase in 2023 compared to 2022 as we continue to invest in our marketing initiatives. However, we expect sales and marketing expenses to decrease as a percentage of net revenue in 2023 compared to 2022.
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
Product development expenses increased in 2022 compared to 2021, primarily due to an increase in employee costs of $31.1 million as a result of higher average headcount.
We expect product development expenses to increase in 2023 compared to 2022 as we invest to support our product initiatives. We expect product development expenses as a percentage of net revenue to remain relatively consistent in 2023 compared to 2022.
General and Administrative. Our general and administrative expenses primarily consist of employee costs (including bonuses and stock-based compensation expense) for our executive, finance, user operations, legal, people operations and other administrative employees. Our general and administrative expenses also include our provision for doubtful accounts, consulting costs, as well as workplace and other supporting overhead costs.
General and administrative expenses increased in 2022 compared to 2021, primarily due to:
•an increase in employee costs of $15.1 million resulting from higher average headcount;
•an increase in our provision for doubtful accounts of $10.4 million due to the higher advertising revenue in 2022 and the release of COVID-19-related bad debt reserves in 2021; and
•a net gain of $3.7 million recognized in 2021 as a result of the termination of an office lease, which did not recur in 2022. See Note 9, “Leases,” of the Notes to Consolidated Financial Statements for further detail.
We expect general and administrative expenses to increase in 2023 compared to 2022 to support the continued growth of our business. We expect general and administrative expenses as a percentage of net revenue to remain relatively consistent in 2023 compared to 2022.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense decreased in 2022 compared to 2021, primarily due to a decrease in depreciation expense of leasehold improvements from asset retirements related to lease terminations and expirations and, to a lesser extent, lower amortization expense resulting from intangible assets that had become fully amortized since prior year.
Restructuring. In April 2020, we announced the Restructuring Plan to help manage the near-term financial impacts of the COVID-19 pandemic, followed by an additional workforce reduction announced in July 2020. We incurred $3.9 million in restructuring costs during the year ended December 31, 2020, which consisted of severance, payroll taxes and related benefits costs for terminated employees. We incurred an immaterial amount of restructuring costs in 2021 and no restructuring costs during the year ended December 31, 2022. We do not expect to incur any additional restructuring costs related to the Restructuring Plan and subsequent workforce reduction in July 2020.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, amortization of debt issuance costs, credit facility fees and foreign exchange gains and losses.
Other income, net increased in 2022 compared to 2021, primarily driven by higher interest income from our investments in money market funds due to increasing federal interest rates and net accretion on our investments in marketable securities, which we began purchasing in July 2022.
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
The change from a (benefit from) income taxes in 2021 to a provision for income taxes in 2022 was primarily due to an increase in profit before tax and the capitalization of research and development expenses, which became mandatory under section 174 of the Tax Act in 2022. The mandatory capitalization of Section 174 expenses under the Tax Act requires us to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years based on where research is conducted. This required capitalization resulted in an overall increase in provision for income taxes and in deferred tax assets (“DTAs”).
As of December 31, 2022, we had approximately $97.4 million in net DTAs. At this time, we consider it more likely than not that we will have sufficient taxable income in the future to allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance to reduce our U.S. DTAs may be required, which materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.

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
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as restructuring costs, impairment charges and net gain on lease termination; and
•other companies, including those in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, net income (loss), and our other GAAP results.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as restructuring costs, impairment charges and net gain on lease termination.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as Adjusted EBITDA divided by net revenue.
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2022	2021
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$36,347	$39,671
Provision for (benefit from) income taxes	30,431	(5,953)
Other income, net	(8,425)	(2,204)
Depreciation and amortization	44,852	55,683
Stock-based compensation	156,090	151,679
Restructuring	—	32
Asset impairment(1)	10,464	11,164
Gain on lease termination, net(1)	—	(3,748)
Adjusted EBITDA	$269,759	$246,324

Net revenue	$1,193,506	$1,031,839
Net income margin	3%	4%
Adjusted EBITDA margin	23%	24%
(1)Recorded within general and administrative expenses on our consolidated statements of operations.

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of December 31, 2022, we had cash and cash equivalents of $306.4 million and marketable securities of $94.2 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three month or less. Our cash held internationally as of December 31, 2022 was $31.7 million. As of December 31, 2022, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.
In July 2022, we began purchasing highly rated debt securities which are classified as available-for-sale on our consolidated balance sheets. Our investment portfolio comprises highly rated marketable securities, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e., rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss.

We have the ability to access backup liquidity to fund working capital and other capital requirements, as needed, through a three-year, $75.0 million senior unsecured revolving credit facility (including a $25.0 million letter of credit sub-limit) as part of our Credit Agreement with Wells Fargo. As of December 31, 2022, we had $20.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $54.5 million remained available under the revolving credit facility as of that date. The commitments under the Credit Agreement expire on May 5, 2023; however, we expect to refinance the credit facility prior to maturity, subject to market conditions.
The Credit Agreement requires us to comply with a maximum consolidated total leverage ratio and minimum consolidated interest coverage ratio. The Credit Agreement also contains customary limitations on our ability to: create, incur, assume or be liable for indebtedness; dispose of assets outside the ordinary course; acquire, merge or consolidate with or into another person or entity; create, incur or allow any lien on any of our property; make investments; or pay dividends, make distributions or repurchase shares. Such limitations are subject to certain exceptions. In addition, the Credit Agreement provides for certain events of default such as nonpayment of principal and interest when due, breaches of representations and warranties, noncompliance with covenants, acts of insolvency and default on indebtedness held by third parties (subject to certain limitations and cure periods). As of December 31, 2022, we were in compliance with all covenants and there were no loans outstanding under the Credit Agreement.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under the heading “Risk Factors” in this Annual Report. We believe that our existing cash and cash equivalents, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes in 2023 and beyond, primarily due to the requirement to amortize certain research and development expenses under the Tax Act; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flows related to $31.0 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2023 to 2031. Our cash requirements related to these lease agreements are $139.6 million, of which $45.3 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $42.9 million. See Note 9, “Leases,” of the Notes to Consolidated Financial Statements for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $33.0 million, of which approximately $31.4 million is expected to be paid within the next 12 months.
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

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$192,309	$212,655	$176,701
Net cash (used in) provided by investing activities	$(126,144)	$(27,650)	$248,359
Net cash used in financing activities	$(237,532)	$(300,489)	$(21,052)
Operating Activities. Net cash provided by operating activities during the year ended December 31, 2022 decreased compared to 2021 primarily due to higher income taxes and employee costs paid as well as the timing of payments to vendors. These movements were partially offset by an increase in cash provided by customers due to higher revenue.
Investing Activities. Net cash used in investing activities during the year ended December 31, 2022 increased compared to 2021 primarily due to the purchase of marketable securities. In July 2022, we began investing in highly rated debt securities as we changed our investment strategy in order to earn a higher overall rate of return for our cash position. This increase in cash used was partially offset by cash provided by the sales and maturities of marketable securities.
Financing Activities. Net cash used in financing activities during the year ended December 31, 2022 decreased compared to 2021 primarily due to a decrease in repurchases of common stock pursuant to our stock repurchase program.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors has authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock, $254.7 million of which remained available as of February 17, 2023.
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
During the year ended December 31, 2022, we repurchased 6,195,093 shares on the open market for an aggregate purchase price of $200.0 million.
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
Our marketable securities comprise fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. We believe a hypothetical 100 basis point increase in interest rates as of December 31, 2022 would not have a material impact on our marketable securities portfolio.

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
Inflation Risk
We do not believe that inflation has had a direct material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. However, adverse macroeconomic conditions, including the current inflationary environment, have had, and may continue to have, a negative impact on consumer demand as well as the ability and willingness of advertisers to spend on our products and services. These factors could harm our business, financial condition or results of operations.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our management reviewed the results of this evaluation with the audit committee of our board of directors.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company, and our report dated February 24, 2023 expressed an unqualified opinion on those financial statements.
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
February 24, 2023

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers” in the definitive proxy statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2023 Proxy Statement.
We have adopted a written code of business conduct and ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of business conduct and ethics is available on our corporate website at www.yelp-ir.com under the section entitled “Governance Documents” in the “Governance” menu. If we make any substantive amendments to our code of business conduct and ethics or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our code of business conduct and ethics, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2023 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2023 Proxy Statement.

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

	3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	1/31/2022
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
4.3	Description of Capital Stock.	10-K	001-35444	4.3	2/28/2022
10.1*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.2	2/13/2019
10.2*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.3*	Forms of Performance Restricted Stock Unit Award Grant Notice and Agreement under 2012 Equity Incentive Plan.	8-K	001-35444	10.2	2/16/2022
10.4*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016
10.5*	2023 Inducement Award Plan.	8-K	001-35444	10.1	2/9/2023
10.6*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2023 Inducement Award Plan.	8-K	001-35444	10.2	2/9/2023
10.7*	Executive Severance Benefit Plan, as amended.	10-K	001-35444	10.9	2/28/2020
10.8*	Policy for Recoupment of Incentive Compensation.	10-K	001-35444	10.8	2/28/2022
10.9*	Performance Bonus Compensation Plan for Executives.	8-K	001-35444	10.1	2/16/2022
10.10*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.11*	Offer Letter, dated February 3, 2012, by and between Yelp Inc. and Jeremy Stoppelman.	S-1/A	333-178030	10.15	2/3/2012
10.12*	Amendment to Equity Awards, effective as of April 7, 2020, by and between Jeremy Stoppelman and Yelp Inc.	10-Q	001-35444	10.1	8/7/2020

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.13*	Offer Letter, dated December 27, 2019, by and between Yelp Inc. and David Schwarzbach.	10-K	001-35444	10.12	2/28/2020
10.14*	Amended and Restated Offer Letter, by and between Yelp Inc. and Joseph Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.15*	Letter Agreement, dated May 22, 2014, by and between Yelp Inc. and Joseph Nachman	8-K	001-35444	99.1	5/28/2014
10.16*	Offer Letter and Termination and Rehire Agreement, dated August 26, 2013, by and between Yelp Inc. and Sam Eaton.	10-K	001-35444	10.20	2/28/2022
10.17*	Contract of Employment, dated March 15, 2022, by and between Yelp UK Limited and Sam Eaton.	10-Q	001-35444	10.3	5/6/2022
10.18*	Offer Letter, dated October 27, 2021, by and between Yelp Inc. and Carmen Orr.	10-Q	001-35444	10.1	5/6/2022
10.19*	Offer Letter, dated January 13, 2022, by and between Yelp Inc. and Craig Saldanha.	10-Q	001-35444	10.2	5/6/2022
10.20*	Summary of Non-Employee Director Compensation Arrangements as of January 1, 2020.	10-K/A	001-35444	10.19	4/29/2020
10.21	Credit Agreement, dated as of May 5, 2020, by and between Yelp Inc. and Wells Fargo Bank, National Association.	10-Q	001-35444	10.2	8/7/2020
10.22	Amendment to the Credit Agreement, dated as of September 27, 2022, by and between Yelp Inc. and Wells Fargo Bank, National Association.	10-Q	001-35444	10.1	11/4/2022
21.1	Subsidiaries of Yelp Inc.	10-K	001-35444	21.1	2/28/2022
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
Date: February 24, 2023

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

Signature	Title	Date

/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 24, 2023
Jeremy Stoppelman	(Principal Executive Officer)

/s/ David Schwarzbach	Chief Financial Officer	February 24, 2023
David Schwarzbach	(Principal Financial Officer and Principal Accounting Officer)

/s/ Diane Irvine	Chairperson	February 24, 2023
Diane Irvine

/s/ Fred D. Anderson, Jr.	Director	February 24, 2023
Fred D. Anderson, Jr.

/s/ Christine Barone	Director	February 24, 2023
Christine Barone

/s/ Robert Gibbs	Director	February 24, 2023
Robert Gibbs

/s/ George Hu	Director	February 24, 2023
George Hu

/s/ Sharon Rothstein	Director	February 24, 2023
Sharon Rothstein

/s/ Chris Terrill	Director	February 24, 2023
Chris Terrill

/s/ Tony Wells	Director	February 24, 2023
Tony Wells

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s revenue consists of advertising placements, primarily performance-based cost-per-click advertising (CPC), which is comprised of a significant volume of low-dollar transactions, initiated and maintained within internally developed systems. The processing and recording of those transactions are highly automated and are based on contractual terms with customers. The Company relies on information from these internally developed systems and automations to record its CPC revenue.
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
•With the assistance of our data specialists, we created data visualizations to evaluate recorded CPC revenue, evaluate trends in the transactional CPC revenue data, and recalculate the rate of fulfillment for CPC budget-based advertising customers.
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
February 24, 2023

We have served as the Company's auditor since 2008.

YELP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$306,379	$479,783
Short-term marketable securities	94,244	—
Accounts receivable (net of allowance for doubtful accounts of $9,277 and $7,153 at December 31, 2022 and 2021, respectively)	131,902	107,358
Prepaid expenses and other current assets	63,467	57,536
Total current assets	595,992	644,677
Property, equipment and software, net	77,224	83,857
Operating lease right-of-use assets	97,392	140,785
Goodwill	102,328	105,128
Intangibles, net	8,997	10,673
Other non-current assets	133,989	65,408
Total assets	$1,015,922	$1,050,528
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$137,950	$119,620
Operating lease liabilities — current	39,674	40,237
Deferred revenue	5,200	4,156
Total current liabilities	182,824	164,013
Operating lease liabilities — long-term	86,661	127,979
Other long-term liabilities	36,113	7,218
Total liabilities	305,598	299,210
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 69,797 shares issued and outstanding at December 31, 2022 and 72,171 shares issued and outstanding at December 31, 2021	—	—
Additional paid-in capital	1,649,692	1,522,572
Accumulated other comprehensive loss	(15,545)	(11,090)
Accumulated deficit	(923,823)	(760,164)
Total stockholders’ equity	710,324	751,318
Total liabilities and stockholders’ equity	$1,015,922	$1,050,528

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$1,193,506	$1,031,839	$872,933
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	105,705	78,097	57,186
Sales and marketing	514,927	454,224	437,060
Product development	305,561	276,473	232,561
General and administrative	164,108	135,816	130,450
Depreciation and amortization	44,852	55,683	50,609
Restructuring	—	32	3,862
Total costs and expenses	1,135,153	1,000,325	911,728
Income (loss) from operations	58,353	31,514	(38,795)
Other income, net	8,425	2,204	3,670
Income (loss) before income taxes	66,778	33,718	(35,125)
Provision for (benefit from) income taxes	30,431	(5,953)	(15,701)
Net income (loss) attributable to common stockholders	$36,347	$39,671	$(19,424)
Net income (loss) per share attributable to common stockholders
Basic	$0.51	$0.53	$(0.27)
Diluted	$0.50	$0.50	$(0.27)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	70,867	74,221	73,005
Diluted	73,402	78,616	73,005

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to common stockholders	$36,347	$39,671	$(19,424)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(3,975)	(4,283)	4,952
Unrealized loss on available-for-sale debt securities, net of tax	(480)	—	—
Other comprehensive (loss) income	(4,455)	(4,283)	4,952
Comprehensive income (loss)	$31,892	$35,388	$(14,472)

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2019	71,185	$—	$1,259,803	$—	$(11,759)	$(493,053)	$754,991
Cumulative effect adjustment upon adoption of ASU 2016-13	—	—	—	—	—	(34)	(34)
Issuance of common stock upon exercises of employee stock options	1,545	—	13,168	—	—	—	13,168
Issuance of common stock upon vesting of restricted stock units ("RSUs"), net	2,684	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	662	—	14,214	—	—	—	14,214
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	134,003	—	—	—	134,003
Taxes withheld related to net share settlement of equity awards	—	—	(22,940)	—	—	—	(22,940)
Repurchases of common stock	—	—	—	(24,396)	—	—	(24,396)
Retirement of common stock	(705)	—	—	21,432	—	(21,432)	—
Other comprehensive income	—	—	—	—	4,952	—	4,952
Net loss	—	—	—	—	—	(19,424)	(19,424)
Balance as of December 31, 2020	75,371	—	1,398,248	(2,964)	(6,807)	(533,943)	854,534
Issuance of common stock upon exercises of employee stock options	663	—	8,650	—	—	—	8,650
Issuance of common stock upon vesting of RSUs, net	2,714	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	517	—	16,334	—	—	—	16,334
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	162,295	—	—	—	162,295
Taxes withheld related to net share settlement of equity awards	—	—	(62,955)	—	—	—	(62,955)
Repurchases of common stock	—	—	—	(262,928)	—	—	(262,928)
Retirement of common stock	(7,094)	—	—	265,892	—	(265,892)	—
Other comprehensive loss	—	—	—	—	(4,283)	—	(4,283)
Net income	—	—	—	—	—	39,671	39,671
Balance as of December 31, 2021	72,171	—	1,522,572	—	(11,090)	(760,164)	751,318
Issuance of common stock upon exercises of employee stock options	304	—	7,500	—	—	—	7,500
Issuance of common stock upon vesting of RSUs, net	2,890	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	627	—	16,030	—	—	—	16,030
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	164,985	—	—	—	164,985
Taxes withheld related to net share settlement of equity awards	—	—	(61,395)	—	—	—	(61,395)
Repurchases of common stock	—	—	—	(200,006)	—	—	(200,006)
Retirement of common stock	(6,195)	—	—	200,006	—	(200,006)	—
Other comprehensive loss	—	—	—	—	(4,455)	—	(4,455)
Net income	—	—	—	—	—	36,347	36,347
Balance as of December 31, 2022	69,797	$—	$1,649,692	$—	$(15,545)	$(923,823)	$710,324

See notes to consolidated financial statements.

YELP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$36,347	$39,671	$(19,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,852	55,683	50,609
Provision for doubtful accounts	25,006	14,574	32,265
Stock-based compensation	156,090	151,679	124,574
Noncash lease cost	32,810	39,339	42,235
Deferred income taxes	(56,621)	(9,190)	(11,181)
Amortization of deferred contract cost	18,827	14,613	15,960
Asset impairment	10,464	11,164	—
Noncash gain on lease termination	—	(11,485)	—
Other adjustments, net	1,036	392	2,193
Changes in operating assets and liabilities:
Accounts receivable	(49,555)	(33,535)	(13,833)
Prepaid expenses and other assets	(36,032)	(49,246)	(15,796)
Operating lease liabilities	(40,057)	(41,008)	(46,283)
Accounts payable, accrued liabilities and other liabilities	49,142	30,004	15,382
Net cash provided by operating activities	192,309	212,655	176,701
Investing Activities
Purchases of marketable securities — available-for-sale	(127,080)	—	—
Sales and maturities of marketable securities — available-for-sale	32,821	—	290,395
Purchases of marketable securities — held-to-maturity	—	—	(87,438)
Maturities of marketable securities — held-to-maturity	—	—	93,200
Purchases of other investments	—	—	(10,000)
Purchases of property, equipment and software	(31,979)	(28,282)	(32,002)
Purchase of intangible asset	—	—	(6,129)
Other investing activities	94	632	333
Net cash (used in) provided by investing activities	(126,144)	(27,650)	248,359
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	23,497	24,984	27,382
Taxes paid related to the net share settlement of equity awards	(61,023)	(62,545)	(23,605)
Repurchases of common stock	(200,006)	(262,928)	(24,396)
Other financing activities	—	—	(433)
Net cash used in financing activities	(237,532)	(300,489)	(21,052)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,136)	(415)	214
Change in cash, cash equivalents and restricted cash	(173,503)	(115,899)	404,222
Cash, cash equivalents and restricted cash — Beginning of period	480,641	596,540	192,318
Cash, cash equivalents and restricted cash — End of period	$307,138	$480,641	$596,540
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$50,416	$2,523	$214
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$956	$1,595	$1,155
Tax liabilities related to equity awards included in accounts payable and accrued liabilities	$(4)	$17	$45
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$50	$36,049	$13,549
Repurchases of common stock recorded in accounts payable and accrued liabilities	$2,427	$1,948	$1,689

See notes to consolidated financial statements.

YELP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Yelp Inc. was incorporated in Delaware on September 3, 2004. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” and “Yelp” in these Notes to Consolidated Financial Statements refers to Yelp Inc. and its subsidiaries.
Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust Yelp for its extensive ratings and reviews of businesses across a broad range of categories, while businesses advertise on Yelp to reach its large audience of purchase-oriented and generally affluent consumers. Yelp has operations in the United States, United Kingdom, Canada, Ireland and Germany.
Basis of Presentation—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation.
Certain Significant Risks and Uncertainties—The Company operates in a dynamic industry and, accordingly, may be affected by a variety of factors. For example, the Company’s management believes that changes in any of the following areas could have a significant negative impact on the Company in terms of its future financial position, results of operations or cash flows: adverse macroeconomic conditions, such as the ongoing impact of the COVID-19 pandemic; the Company’s ability to maintain and expand its advertiser base; the success of the Company's strategy; qualified employees and key personnel; levels of user engagement on the Company's platform; industry competition; reliance on search engines and application marketplaces; the quality and reliability of reviews; real or perceived security breaches and the Company's ability to maintain uninterrupted operation of its network infrastructure; protection of the Company’s brand, reputation and intellectual property; intellectual property infringement and other disputes; and changes in government regulation affecting the Company’s business, among other things.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Items that require estimates, judgments or assumptions include, but are not limited to, determining variable consideration and identifying the nature and timing of satisfaction of performance obligations, allowance for doubtful accounts and credit losses, fair value and estimated useful lives of long- and indefinite-lived assets, litigation loss contingencies, liabilities related to incurred but not reported insurance claims, fair value and achievement of targets for performance-based restricted stock units (“PRSUs”) and income taxes. These estimates, judgments and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates due to macroeconomic uncertainty and other factors.
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

Marketable Securities—The Company considers highly liquid treasury notes, U.S. agency securities, corporate debt securities, money market funds and other funds with maturities of more than three months to be marketable securities. These securities are classified as short-term marketable securities on the consolidated balance sheets as they represent the investment of cash available for current operations. The Company has a policy that generally requires its securities to be investment grade (i.e., rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss. The Company classifies its marketable securities as available-for-sale and determines the classification at the time of purchase based on its investment strategy; it reevaluates such designation at each balance sheet date.
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
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and other investments, and accounts receivable. The Company places its cash and cash equivalents, marketable securities and other investments with major financial institutions, which management assesses to be of high credit quality, in order to limit the exposure of each investment.
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
Deferred Contract Costs—The Company has determined that certain sales incentive compensation costs are incremental costs to obtain the related contract. These costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. The Company uses a straight-line basis as it expects the benefit of these costs to be realized uniformly over the amortization period. The amortization periods for contract costs, which extend up to 32 months, were determined based on both qualitative and quantitative factors, including product life cycle attributes and customer retention historical data. For contract costs with amortization periods of less than 12 months, the Company applies a practical expedient to expense such costs as incurred. The Company assesses deferred contract costs for impairment on a quarterly basis. No impairment charges were recorded in the periods presented. Amortized contract costs are recorded within sales and marketing expense in the consolidated statements of operations. Deferred contract costs are included within other non-current assets on the Company’s consolidated balance sheets (see Note 10, “Other Non-Current Assets”).
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
Leases—The Company leases its office facilities under operating lease agreements that expire from 2023 to 2031, some of which include options to renew at the Company’s sole discretion. If exercised, such options would extend the lease terms by up to ten years. Additionally, certain lease agreements contain options to terminate the leases, which require 6 to 12 months prior written notice to the landlord. The Company does not have any finance lease agreements.
The Company determines if an arrangement contains a lease at inception. The Company recognizes on its consolidated balance sheets operating lease liabilities representing the present value of future lease payments, and an associated operating lease right-of-use asset for any operating lease with a term greater than one year. The Company recognizes the amortization of the right-of-use asset each month within lease expense. The Company elected to use the practical expedient for short-term leases, and therefore does not record operating lease right-of-use assets or lease liabilities associated with leases with durations of 12 months or less.
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
The Company does not combine lease and non-lease components; its lease agreements provide specific allocations of the Company’s obligations between lease and non-lease components. As a result, the Company is not required to exercise any judgment in determining such allocations.
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
Stock Repurchases—The Company accounts for repurchases of its common stock by recording the cost to repurchase those shares to treasury stock, a separate component of stockholders’ equity. Upon retirement, the carrying amount of treasury stock is reduced with a corresponding reduction to par value of common stock, with any excess of the cost incurred to repurchase shares over their par value recorded as an adjustment to retained earnings (accumulated deficit) on the date of retirement.
Revenue Recognition—The Company generates revenue from the sale of advertising products, transactions with consumers and other revenue sources, which correspond to the Company’s major product lines. The Company recognizes revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company applies the portfolio practical expedient to account for the vast majority of contracts with customers in each category of revenue. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice.
Contracts with customers can include multiple performance obligations, where the transaction price is allocated to each performance obligation based on its relative standalone selling price (“SSP”). The Company determines SSP based on the prices of the promised goods or services charged when sold separately to customers, which are determined using contractually stated prices. The Company allocates revenue to each of the performance obligations included in a contract with multiple performance obligations at the inception of the contract. The various products and services comprising contracts with multiple performance obligations are typically capable of being both distinct and distinct within the context of the arrangement and are accounted for as separate performance obligations.
For all contracts with customers, estimates and assumptions include determining variable consideration and identifying the nature and timing of satisfaction of performance obligations. The Company may accept lower consideration than the amount promised per the contract for certain revenue transactions and certain customers may receive cash based incentives, credits or refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company estimates these amounts based on the expected amount to be provided to customers and constrains the revenue. The Company believes that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the estimates of variable consideration is subsequently resolved. For contracts satisfied over time, the Company applies the invoice practical expedient to depict the value transferred to the customer and measure of progress towards completion of its obligations. The Company considers the right to receive consideration from a customer to correspond directly with the value to the customer of its performance completed to date. The Company does not consider the effects of the time value of money as substantially all of the Company’s contracts are invoiced on a monthly basis, one month in arrears.

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
Transactions. The Company generates transactions revenue primarily from revenue-sharing partner contracts. The Company’s transactions platform provides consumers with the ability to place food orders for pickup and delivery through third parties, primarily Grubhub, or complete other transactions directly on Yelp. The Company earns a per-transaction commission fee pursuant to partnership contracts for acting as an agent for these transactions, which it recognizes on a net basis and includes in revenue upon completion of a transaction.
Other Revenue. The Company generates other revenue through subscription services contracts, such as sales of monthly subscriptions to Yelp Guest Manager, licensing contracts for access to Yelp data, and other non-advertising, non-transaction partnerships. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to customers.
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
Research and Development—The Company incurs research and development expenses for costs it incurs in research aimed at developing, and in translating the results of such research into, new products and services or significant improvements to existing products or services intended for internal use. Such costs are considered research and development and are expensed as incurred. These expenses primarily consist of employee-related costs (including stock-based compensation) for the Company’s engineers and other employees engaged in the research and development of its products and services, as well as allocated indirect overhead costs. Research and development costs were $294.5 million, $265.2 million and $230.1 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are recorded to costs and expenses in the consolidated statements of operations for those periods, primarily within product development costs.
Stock-Based Compensation—The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions, which require all stock-based payments to employees, including grants of stock options, restricted stock awards, restricted stock units (“RSUs”), PRSUs and issuances under its 2012 Employee Stock Purchase Plan, as amended (“ESPP”), to be measured based on the grant-date fair value of the awards. The Company accounts for forfeitures as they occur.
The Company estimates the fair value of options granted to employees on the grant date using the Black-Scholes-Merton option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility in the fair market value of the Company’s common stock, a risk-free interest rate and expected dividends. No compensation cost is recorded for options that do not vest. The Company uses the simplified calculation of expected life as it does not have sufficient appropriate historical exercise data on which to base its own estimate. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company recognizes compensation cost related to options using the straight-line method.

The fair value of RSUs is measured using the closing price of the Company’s common stock on the New York Stock Exchange on the grant date. The Company recognizes compensation cost related to RSUs using the straight-line method. No compensation cost is recorded for RSUs that do not vest. In May 2020, the Company changed its method of settling the employee tax liabilities associated with the vesting of RSUs from withholding a portion of the vested shares and covering such taxes with cash from its balance sheet (“Net Share Withholding”), to selling a portion of the vested shares to cover taxes. In November 2020, the Company reverted its method of settling these employee tax liabilities to Net Share Withholding.
The Company has two types of PRSUs outstanding — awards for which the vesting is subject to both a time-based vesting schedule and either (a) a market condition or (b) the achievement of performance goals.
For the awards subject to a market condition, the Company uses a Monte Carlo model to determine the fair value of the PRSUs. The Company recognizes compensation cost related to PRSUs using the accelerated method. Compensation costs are recorded if the service condition is met regardless of whether the market performance condition is satisfied. No compensation cost is recorded if the service condition is not met.
For the awards subject to performance goals, compensation costs are recorded when the Company concludes that it is probable that the performance conditions will be achieved. The Company performs an analysis in each reporting period to determine the probability that the performance goals will be met, and recognizes a cumulative catch-up adjustment to compensation cost for changes in its probability assessment in subsequent reporting periods, if required, until the performance period has expired. The fair value of the PRSUs is measured using the closing price of the Company's common stock on the New York Stock Exchange on the grant date. The Company recognizes compensation cost related to PRSUs using the accelerated method. No compensation cost is recorded if the service condition is not met.
Advertising Expenses—Advertising costs are expensed in the period in which the advertising takes place. Costs of producing advertising are expensed in the period in which production takes place. Total advertising expenses incurred were $71.1 million, $56.3 million and $22.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which consists of foreign currency adjustments and unrealized loss on available-for-sale debt securities, net of tax.
Income Taxes—The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments or changes in the tax law or rates. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that all or some portion of deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Valuation allowances are provided to reduce deferred tax assets to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. The Company evaluates the ability to realize net deferred tax assets and the related valuation allowance on a quarterly basis.
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
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the Internal Revenue Service (“IRS”). Employer contributions under this plan were $8.7 million, $8.0 million and $6.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Insurance—The Company is self-insured for certain employee benefits including medical, dental and vision; however, the Company obtains third-party excess insurance coverage to limit its exposure to certain claims. Liabilities associated with these benefits include estimates of both claims filed and losses incurred but not yet reported. The Company utilizes valuations provided by reputable, independent third-party actuaries. The Company’s self-insured liabilities are included in the consolidated balance sheets within accounts payable and accrued liabilities.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Cash	$56,304	$89,407
Cash equivalents	250,075	390,376
Total cash and cash equivalents	$306,379	$479,783
Restricted cash	759	858
Total cash, cash equivalents and restricted cash	$307,138	$480,641
Restricted cash is included in other non-current assets on the Company’s consolidated balance sheets.

4. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,524	$—	$—	$2,524
Total cash equivalents	2,524	—	—	2,524
Short-term marketable securities:
Certificates of deposit	10,651	—	—	10,651
Commercial paper	13,054	—	—	13,054
Corporate bonds	32,701	3	(353)	32,351
Agency bonds	3,010	—	(11)	2,999
U.S. government bonds	35,479	8	(298)	35,189
Total short-term marketable securities	94,895	11	(662)	94,244
Total	$97,419	$11	$(662)	$96,768
The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2022, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	December 31, 2022
	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$29,428	$(353)	$—	$—	$29,428	$(353)
Agency bonds	2,999	(11)	—	—	2,999	(11)
U.S. government bonds	27,368	(298)	—	—	27,368	(298)
Total	$59,795	$(662)	$—	$—	$59,795	$(662)

As of December 31, 2022, the Company did not recognize any credit loss related to available-for-sale marketable securities. As of December 31, 2021, the Company did not have any marketable securities and a majority of the Company's investments were in highly liquid money market funds.
The contractual maturities for marketable securities classified as available-for-sale as of December 31, 2022 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$50,057	$49,969
Due in one to five years	47,362	46,799
Total	$97,419	$96,768

In March 2020, the Company changed its investment strategy in response to uncertainties resulting from the COVID-19 pandemic to allow for more flexibility in preserving liquidity, which led to the transfer of $300.2 million of amortized cost of its investment portfolio from a held-to-maturity classification to available-for-sale. As a result of this transfer, in March 2020, the Company reversed the allowance for credit loss that had been previously recorded and measured the securities at fair value as of the transfer date by recording an immaterial allowance for credit loss to other income, net and the remaining adjustment as an immaterial unrealized loss recorded to other comprehensive income.
Following this transfer, during the three months ended June 30, 2020, the Company liquidated its investment portfolio, which consisted of available-for-sale short- and long-term marketable securities, for proceeds of $253.4 million. The Company recorded an immaterial net realized gain to other income, net.

5. FAIR VALUE MEASUREMENTS
The Company’s cash equivalents are recorded at fair value in the consolidated balance sheets. Additionally, the Company carries its available-for-sale debt securities at fair value. See Note 4, “Marketable Securities,” for further details.
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
This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company’s certificates of deposit, commercial paper, corporate bonds, agency bonds and U.S. government bonds are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly.
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$247,551	$—	$—	$247,551	$390,376	$—	$—	$390,376
Commercial paper	—	2,524	—	2,524	—	—	—	—
Marketable securities:
Certificates of deposit	—	10,651	—	10,651	—	—	—	—
Commercial paper	—	13,054	—	13,054	—	—	—	—
Corporate bonds	—	32,351	—	32,351	—	—	—	—
Agency bonds	—	2,999	—	2,999	—	—	—	—
U.S. government bonds	—	35,189	—	35,189	—	—	—	—
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,000	—	10,000
Total cash equivalents, marketable securities and other investments	$247,551	$106,768	$—	$354,319	$390,376	$10,000	$—	$400,376
The certificates of deposit that are categorized as other investments are reflected in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2022 and 2021.
Certain long- and indefinite-lived assets are recognized at fair value on a nonrecurring basis, including assets that are written down as a result of an impairment. The Company recognized an impairment charge related to right-of-use (“ROU”) assets and leasehold improvements associated with certain of its operating leases that it subleased during the years ended December 31, 2022 and 2021. See Note 9, “Leases,” for further details. The Company estimated the fair value of these assets as of the effective dates of the agreements using an income approach based on expected future cash flows from the subleased properties, which relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to its present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$14,632	$13,480
Certificates of deposit	10,000	10,000
Non-trade receivables	31,338	28,875
Other current assets	7,497	5,181
Total prepaid expenses and other current assets	$63,467	$57,536
Prepaid expenses included $0.7 million of short-term capitalized implementation costs related to cloud computing arrangements that are service contracts. The long-term portion of capitalized cloud computing implementation costs of $1.6 million is included in other non-current assets. The Company recorded an immaterial amount of amortization expense during the years ended December 31, 2022 and 2021 related to capitalized implementation costs.
As of December 31, 2022, other current assets primarily consisted of deferred costs related to unsettled share repurchases, short-term deposits and income taxes receivable.

7. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The Company capitalized $28.4 million, $31.0 million and $32.4 million in website and internal-use software costs during the years ended December 31, 2022, 2021 and 2020, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to capitalized website and internal-use software was $29.6 million, $30.6 million and $27.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company wrote off $1.0 million, $0.6 million, and $1.5 million of capitalized website and internal-use software costs in the years ended December 31, 2022, 2021 and 2020, respectively.
Property, equipment and software, net as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Capitalized website and internal-use software development costs	$229,638	$202,169
Leasehold improvements(1)	60,407	59,190
Computer equipment	50,920	48,264
Furniture and fixtures	11,627	12,573
Telecommunication	4,930	4,953
Software	1,702	1,703
Total	359,224	328,852
Less accumulated depreciation and amortization	(282,000)	(244,995)
Property, equipment and software, net	$77,224	$83,857
(1) The cost basis was reduced to reflect an impairment of $1.5 million and $2.7 million recorded during the years ended December 31, 2022 and 2021, respectively, as a result of sublease agreements the Company entered into for portions of its office space.
Depreciation and amortization expense related to property, equipment and software (including capitalized website and internal-use software) for the years ended December 31, 2022, 2021 and 2020 was approximately $43.2 million, $52.8 million and $48.0 million, respectively. Depreciation and amortization expense for the year ended December 31, 2021 included $5.2 million of accelerated depreciation for leasehold improvements related to the termination of one of the Company’s office leases.
For more information on the impairment charges and lease termination, see Note 9, “Leases.”

8. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis on August 31, 2022 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of December 31, 2022 that would more likely than not reduce the fair value of goodwill below its carrying value.
The changes in the carrying amounts of goodwill during the years ended December 31, 2022 and 2021, were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$105,128	$109,261
Effect of currency translation	(2,800)	(4,133)
Balance, end of period	$102,328	$105,128

Intangible assets as of December 31, 2022 and 2021 consisted of the following (dollars in thousands):

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(5,550)	$4,368	6.2 years
Developed technology	7,709	(7,709)	—	0.0 years
Licensing agreements	6,129	(1,505)	4,624	7.2 years
Domain and data licenses	2,869	(2,864)	5	0.5 years
Total	$26,625	$(17,628)	$8,997

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(4,786)	$5,132	7.1 years
Developed technology	7,709	(7,453)	256	0.2 years
Licensing agreements	6,129	(860)	5,269	8.2 years
Domain and data licenses	2,869	(2,853)	16	1.5 years
Total	$26,625	$(15,952)	$10,673
Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $1.7 million, $2.8 million and $2.6 million, respectively.
As of December 31, 2022, estimated future amortization expense were as follows (in thousands):

2023	$1,359
2024	1,353
2025	1,353
2026	1,353
2027	1,353
Thereafter	2,226
Total amortization	$8,997

9. LEASES
The components of lease cost, net for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$40,819	$49,989	$55,214
Short-term lease cost (12 months or less)	1,065	532	1,288
Sublease income	(12,152)	(8,490)	(7,826)
Total lease cost, net	$29,732	$42,031	$48,676
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49,900	$52,091	$58,515
As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

2023	$45,341
2024	42,614
2025	22,077
2026	7,139
2027	6,327
Thereafter	16,053
Total minimum lease payments	139,551
Less imputed interest	(13,216)
Present value of lease liabilities	$126,335
As of December 31, 2022 and 2021, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (years) — operating leases	4.1	4.8
Weighted-average discount rate — operating leases	5.3%	5.4%
During the years ended December 31, 2022 and 2021, the Company entered into sublease agreements for portions of its office space in San Francisco and New York. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the subleases in accordance with Accounting Standards Codification Topic 360, “Property, Plant, and Equipment,” because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the future undiscounted cash flows under the sublease agreement to the carrying amounts of the respective ROU assets and leasehold improvements and determined that an impairment existed.
The Company compared the carrying values of the impacted assets to the fair values to determine the impairment amount related to the subleases. The Company recognized impairment charges of $10.5 million and $11.2 million during the years ended December 31, 2022 and 2021, respectively, which are included in general and administrative expenses on its consolidated statement of operations. The impairment charge during the year ended December 31, 2022 reduced the carrying amount of the ROU assets and leasehold improvements by $9.0 million and $1.5 million, respectively. The impairment charge during the year ended December 31, 2021 reduced the carrying amount of the ROU assets and leasehold improvements by $8.5 million and $2.7 million, respectively. For more information on the fair values of the ROU asset and leasehold improvements used in the impairment analysis, see Note 5, “Fair Value Measurements.”
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

10. OTHER NON-CURRENT ASSETS
Other non-current assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets	$97,426	$40,606
Deferred contract costs	25,946	16,931
Other non-current assets	10,617	7,871
Total other non-current assets	$133,989	$65,408
Deferred contract costs as of December 31, 2022 and 2021, and changes in deferred contract costs during the years ended December 31, 2022 and 2021, were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$16,931	$14,522
Add: costs deferred on new contracts	27,842	17,015
Less: amortization recorded in sales and marketing expenses	(18,827)	(14,606)
Balance, end of period	$25,946	$16,931

11. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the years ended December 31, 2022, 2021 and 2020, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of period	$7,153	$11,559	$7,686
Add: provision for doubtful accounts	25,006	14,574	32,265
Less: write-offs, net of recoveries	(22,882)	(18,980)	(28,392)
Balance, end of period	$9,277	$7,153	$11,559
The net increase in the allowance for doubtful accounts in the year ended December 31, 2022 was primarily related to an anticipated increase in customer delinquencies due to an increase in both the number of advertiser accounts and customer spend.
The net decrease in the allowance for doubtful accounts in the year ended December 31, 2021 was primarily a result of a reduction in expected customer delinquencies compared to December 31, 2020, as collection rates improved.
In calculating the allowance for doubtful accounts as of December 31, 2022 and 2021, the Company considered expectations of probable credit losses, including probable credit losses associated with the COVID-19 pandemic, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The changes in short-term deferred revenue during the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$4,156	$4,109
Less: recognition of deferred revenue from beginning balance	(3,922)	(3,279)
Add: net increase in current period contract liabilities	4,966	3,326
Balance, end of period	$5,200	$4,156
The majority of the Company’s deferred revenue as of December 31, 2022 is considered short-term and is expected to be recognized as revenue in the subsequent three-month period ending March 31, 2023. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of December 31, 2022. No other contract assets or liabilities are recorded on the Company’s consolidated balance sheets as of December 31, 2022 and 2021.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable	$14,525	$16,127
Employee-related liabilities	66,929	50,132
Accrued sales and marketing expenses	4,365	5,455
Accrued cost of revenue	6,609	9,537
Accrued legal settlements	26,250	26,037
Other accrued liabilities	19,272	12,332
Total accounts payable and accrued liabilities	$137,950	$119,620
As of December 31, 2022, other accrued liabilities primarily consisted of income taxes payable, unsettled share repurchases, and accrued costs related to workplace and general and administrative expenses.

13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California, naming as defendants the Company and certain of its officers (the “Securities Class Action”). The complaint, which the plaintiff amended on June 25, 2018, alleged violations of the Securities Exchange Act of 1934, as amended, by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff sought unspecified monetary damages and other relief. On November 27, 2018, the Court granted in part and denied in part the defendants’ motion to dismiss. On October 22, 2019, the Court approved a stipulation to certify a class in this action and, on September 9, 2021, it denied the defendants’ motion for summary judgment. The case was scheduled for trial to begin on February 7, 2022. However, on December 3, 2021, the defendants reached a preliminary agreement with the plaintiff to settle this matter for $22.25 million. The proposed settlement was subsequently filed with the Court, which preliminarily approved it on July 25, 2022. The settlement was then funded by defendants’ insurers during the three months ended September 30, 2022. The Court entered an order granting final approval to the settlement on January 27, 2023, and on the same day entered judgment in the Securities Class Action. The settlement resolves all claims asserted against all defendants in the Securities Class Action without any liability or wrongdoing attributed to them.

On August 26, 2022, the Court granted final approval of the settlement of a stockholder derivative action (the “Derivative Action”) asserting claims against certain current and former officers, and naming the Company as a nominal defendant, which arose out of the same facts as the Securities Class Action and was pending before the Court. The settlement resolved all claims asserted against all defendants in the Derivative Action without any liability or wrongdoing attributed to them personally or to the Company. Under the terms of the settlement, the Company’s board of directors adopted certain corporate governance modifications and the Company received $18.0 million of insurance proceeds. The Company has paid $3.75 million of such insurance proceeds to the plaintiff’s attorneys as fees. The remaining insurance proceeds funded the Securities Class Action settlement.
The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. The Company believed the losses for both the settlements of the Securities Class Action and the Derivative Action were probable and the payment amounts described above, which totaled $26.0 million, represented reasonable estimates of loss contingencies. The Company also believed that the anticipated insurance proceeds related to the settlement of each action described above, which also totaled $26.0 million, were probable and represented reasonable estimates for loss recovery. Accordingly, the Company recorded a $26.0 million accrual for loss contingency within accounts payable and accrued liabilities as well as a $26.0 million receivable for loss recovery within prepaid expenses and other current assets during 2021, of which $3.75 million was released from each of the receivable for loss recovery and the accrual for loss contingency during the three months ended September 30, 2022 upon payment to the plaintiff's attorneys in the Derivative Action. As of December 31, 2022, the Company had a $22.25 million remaining accrual for the settlement of the Securities Class Action on its consolidated balance sheets within each of accounts payable and accrued liabilities as well as prepaid expenses and current assets. In January 2023, the Company released the remaining receivable and accrual upon the Court granting final approval of these settlements.
On October 12, 2016, a putative class action lawsuit asserting claims against the Company was filed in the Superior Court of California for the County of San Francisco relating to alleged unlawful call recording and/or monitoring under the California Invasion of Privacy Act. Plaintiff seeks statutory damages and other relief. In response, the Company filed a motion for summary judgment, which the Court granted. Plaintiff appealed and, in October 2020, the California Court of Appeal for the First District reversed the decision of the trial court, and the California Supreme Court denied review. The case was then remanded to the Superior Court, where the Company subsequently amended its answer to add affirmative defenses, and Plaintiff amended his complaint to add additional named plaintiffs. On January 12, 2023, the Company filed another motion for summary judgment, and a hearing on that motion is scheduled for May 19, 2023. On January 18, 2023 the Court granted plaintiffs’ motion for class certification. On February 17, 2023, the Company filed a petition for a writ with the California Court of Appeal, seeking reversal of the lower court’s class certification decision. No date has been set for trial.
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
Revolving Credit Facility—The Company is a party to a Credit Agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which provides for a three-year, $75.0 million senior unsecured revolving credit facility including a letter of credit sub-limit of $25.0 million. The commitments under the Credit Agreement expire on May 5, 2023. Interest on any borrowings under the revolving credit facility will accrue at either LIBOR plus 1.25% or at an alternative base rate plus 0.25%, at the Company’s election. Interest is payable monthly in arrears for base rate loans and at the end of the applicable interest period (or, if the interest period extends over three months, at the end of each three-month interval during the interest period) for LIBOR loans. The Company is also required to pay an annual commitment fee that accrues at 0.25% per annum on the unused portion of the aggregate commitments under the revolving credit facility, payable quarterly in arrears. Debt issuance-related costs were $0.4 million and are being amortized to interest expense on a straight-line basis over the life of the Credit Agreement.
The Company is required to pay a fee that accrues at 0.70% per annum on the undrawn portion of any letter of credit, payable quarterly in arrears. As of December 31, 2022, the Company had $20.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $54.5 million remained available under the revolving credit facility as of this date.
The Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding under the Credit Agreement as of December 31, 2022. See “Liquidity and Capital Resources,” included under Part II, Item 7 in this Annual Report for additional information on the covenants included in the Credit Agreement.

14. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated (in thousands):

	December 31, 2022		December 31, 2021
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000	69,797	200,000	72,171
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of December 31, 2022, the Company’s board of directors had authorized it to repurchase up to an aggregate of $1.45 billion of its outstanding common stock, $281.7 million of which remained available as of December 31, 2022. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the year ended December 31, 2022, the Company repurchased on the open market and subsequently retired 6,195,093 shares for an aggregate purchase price of $200.0 million. The Company had no treasury stock balance as of December 31, 2022.
During the year ended December 31, 2021, the Company repurchased 6,995,170 shares on the open market for an aggregate purchase price of $262.9 million. The Company retired 7,094,000 shares during the year ended December 31, 2021 and had no treasury stock balance as of December 31, 2021.
Common Stock Reserved for Future Issuance
As of December 31, 2022, the Company had reserved shares of common stock for future issuances in connection with the following (in thousands):

Number of Shares
Stock options outstanding	3,543
RSUs and PRSUs outstanding	9,962
Available for future equity award grants	13,258
Available for future ESPP offerings	2,686
Total reserved for future issuance	29,449

Equity Incentive Plans
The Company has outstanding awards under its 2012 Equity Incentive Plan, as amended (the “2012 Plan”). Under the 2012 Plan, the Company has the ability to issue incentive stock options, non-statutory stock options, stock appreciation rights, RSUs, restricted stock awards, performance units and performance shares. Additionally, the 2012 Plan provides for the grant of performance cash awards to employees, directors and consultants.
On February 6, 2023, the Company adopted the Yelp Inc. 2023 Inducement Award Plan (the “Inducement Plan”), pursuant to which it reserved 1,400,000 shares of its common stock for issuance to individuals who were not previously employees of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company, in accordance with New York Stock Exchange Listed Company Manual Rule 303A.08. Under the Inducement Plan, the Company has the ability to issue non-statutory stock options, stock appreciation rights, RSUs, restricted stock awards, performance units and performance shares. The Inducement Plan also provides for the grant of performance cash awards to individuals eligible to receive awards under the Inducement Plan.
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
For the years ended December 31, 2022, 2021 and 2020, the weighted-average assumptions used for the Black-Scholes-Merton option valuation model were as follows:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	—	—	—
Annual risk-free rate	3.0%	1.1%	0.5%
Expected volatility	50.4%	49.4%	45.9%
Expected term (years)	6.0	6.0	5.7
A summary of stock option activity for the year ended December 31, 2022 is as follows:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	3,979	$32.59	4.4	$24,580
Granted	10	31.42
Exercised	(306)	24.66
Canceled	(140)	44.49
Outstanding at December 31, 2022	3,543	$32.81	3.6	$7,507
Options vested and exercisable at December 31, 2022	3,424	$32.73	3.4	$7,507
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $3.2 million, $13.8 million and $33.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The weighted-average grant date fair value of options granted was $16.07, $18.55 and $10.01 per share for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, total unrecognized compensation costs related to unvested stock options was approximately $1.7 million, which the Company expects to recognize over a weighted-average time period of 1.7 years.
RSUs
RSUs generally vest over a four-year period, on one of two schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly thereafter or (b) ratably on a quarterly basis.
RSUs also include PRSUs, which are subject to either (a) a market condition or (b) the achievement of performance goals. PRSUs may also be subject to a time-based vesting schedule of quarterly over four years (the “Time-Based Vesting Schedule”). For PRSUs subject to a market condition, the Company recognizes expense from the date of grant. For PRSUs subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved.
The Company granted PRSUs subject to market conditions in 2019 and 2022. The shares underlying each PRSU award granted in 2019 will be eligible to vest only if the average closing price of the Company’s common stock equaled or exceeded $45.3125 over any 60-day trading period during the four years following the grant date of February 7, 2019. If this market condition is met, the shares underlying each PRSU award will vest according to the Time-Based Vesting Schedule. Any shares subject to the PRSUs that have met the Time-Based Vesting Schedule at the time the market condition is achieved will fully vest as of such date; thereafter, any remaining nonvested shares subject to the PRSUs will continue vesting solely according to the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. Based on the performance of the Company’s stock over the four years following the grant date, the market condition for the 2019 PRSUs was not achieved and the Company expects the shares underlying these awards to return to the pool of shares reserved for future issuance under the 2012 Plan following certification of this result in the first quarter of 2023.
The shares underlying each PRSUs granted in 2022 that is subject to market conditions vest based on the relative performance of the Company’s total stockholder return (“TSR”) over a three-year period. A percentage of the target number of shares underlying each award, ranging from zero to 200%, will vest based on the percentile rank of the Company’s TSR relative to that of the other companies in the Russell 2000 index over the period beginning January 1, 2022 and ending December 31, 2024. The Company’s TSR, as well as the TSR of the other companies in the Russell 2000 Index, will be calculated based on the average closing price of each company’s stock over the last 20 trading days of the performance period compared to the average closing price over the first 20 trading days of the performance period. Any shares that become eligible to vest based on the Company’s level of achievement of the market goal will fully vest on or following certification of the Company’s performance on February 20, 2025 or, if the certification occurs following such date, March 15, 2025, subject to the applicable employee’s continued service as of such vesting date.
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company’s level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the following year. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee’s continued service as of each such vesting date. The Company performed an analysis as of December 31, 2022 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the year ended December 31, 2022 for the PRSUs that it expected to vest.

As the PRSU activity during the year ended December 31, 2022 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the year ended December 31, 2022 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2021	10,016	$32.39
Granted	6,807	34.89
Vested(1)	(4,786)	33.40
Canceled	(2,075)	33.05
Nonvested at December 31, 2022(2)	9,962	$33.48
(1)    Includes 1,894,504 shares that vested but were not issued due to the Company’s use of Net Share Withholding for payment of employee taxes.
(2)    Includes 656,659 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $155.0 million, $164.5 million and $95.0 million, respectively. As of December 31, 2022, the Company had approximately $305.5 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.5 years.
Employee Stock Purchase Plan
The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations, during designated six-month offering periods. At the end of each offering period, employees are able to purchase shares at 85% of the fair market value of the Company’s common stock on the last day of the offering period, based on the closing sales price of the Company’s common stock as quoted on the New York Stock Exchange on such date.
During the years ended December 31, 2022, 2021 and 2020, employees purchased 627,485, 517,309 and 662,063 shares, respectively, at a weighted-average purchase price per share of $25.55, $31.58 and $21.47, respectively. The Company recognized stock-based compensation expense related to the ESPP of $2.8 million, $3.0 million and $2.5 million in the years ended December 31, 2022, 2021 and 2020, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$4,761	$4,302	$3,784
Sales and marketing	33,621	32,335	29,670
Product development	86,871	81,624	67,622
General and administrative	30,837	33,418	23,498
Total stock-based compensation recorded to income before incomes taxes	156,090	151,679	124,574
Benefit from income taxes	(33,792)	(35,778)	(31,920)
Total stock-based compensation recorded to net income	$122,298	$115,901	$92,654
During the years ended December 31, 2022, 2021 and 2020, the Company capitalized $8.9 million, $10.7 million and $9.4 million, respectively, of stock-based compensation expense as website and internal-use software costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts.

15. OTHER INCOME, NET
Other income, net for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest income (expense), net	$5,762	$(116)	$2,273
Transaction (loss) gain on foreign exchange, net	(130)	231	20
Other non-operating income, net	2,793	2,089	1,377
Other income, net	$8,425	$2,204	$3,670

16. INCOME TAXES
The following table presents domestic and foreign components of income (loss) before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$89,215	$44,009	$(28,878)
Foreign	(22,437)	(10,291)	(6,247)
Total income (loss) before income taxes	$66,778	$33,718	$(35,125)
The income tax provision (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$74,464	$1,133	$(4,823)
State	11,070	1,859	(434)
Foreign	1,518	245	737
Total current tax	87,052	3,237	(4,520)
Deferred:
Federal	(51,217)	(9,338)	(10,456)
State	(5,281)	(443)	(731)
Foreign	(123)	591	6
Total deferred tax	(56,621)	(9,190)	(11,181)
Total provision for (benefit from) income taxes	$30,431	$(5,953)	$(15,701)

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Income tax at federal statutory rate	21.00%	21.00%	21.00%
State tax, net of federal tax effect	5.16	5.09	2.75
Foreign income tax rate differential	(1.27)	(1.83)	1.04
Stock-based compensation	8.55	(11.58)	(6.47)
Provision to return true-ups	0.46	2.46	(1.30)
Income tax credits	(12.73)	(39.39)	39.52
Change in valuation allowance	2.24	11.50	(15.64)
Change in uncertain tax positions	(0.36)	(18.68)	(0.34)
Global intangible low-taxed income ("GILTI")	16.09	—	—
Employee fringe benefits	0.43	0.35	(1.83)
Other non-deductible expenses	5.19	9.95	(1.49)
Deferred adjustments	1.46	0.98	1.36
Net operating loss carryback and true-up	—	2.71	5.03
Other	(0.65)	(0.22)	1.07
Effective tax rate	45.57%	(17.66)%	44.70%
Certain reclassifications have been made to prior period amounts in the table above to conform to the current period presentation. The change reclassifies all state tax impacts, except for income tax credits and change in valuation allowance, to the state tax, net of federal tax effect line item.
Beginning in 2022, additional changes under the U.S. Tax Cuts and Jobs Act came into effect, including the mandatory capitalization and amortization of research and development expenses. These provisions require the Company to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending on where research is conducted. This required capitalization results in an overall increase in provision for income taxes (including an increase in GILTI as well as the overall effective tax rate in 2022) and in DTAs.

Deferred Tax Balances
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Reserves and others	$4,803	$4,963
Stock-based compensation	20,214	21,749
Net operating loss carryforward	1,754	3,064
Tax credit carryforward	34,462	47,340
Capitalized research and development	84,390	9,408
Operating lease liabilities	30,394	40,616
Gross deferred tax assets	176,017	127,140
Valuation allowance	(34,303)	(32,815)
Total deferred tax assets	141,714	94,325
Deferred tax liabilities:
Depreciation and amortization	(13,955)	(14,914)
Deferred contract costs	(6,750)	(4,372)
Operating lease right-of-use assets	(23,631)	(34,515)
Total deferred tax liabilities	(44,336)	(53,801)
Net deferred tax assets	$97,378	$40,524
As of December 31, 2022, the Company had federal and state net operating loss carryforwards of approximately $4 million and $22.6 million, respectively, expiring beginning in 2037 and 2025, respectively. As of December 31, 2022, the Company's wholly owned subsidiary, Yelp GmbH (Germany), had net operating loss carryforwards of $0.5 million, which have an indefinite carryforward period. The Company had federal research credit carryforwards of approximately $0.4 million (gross) that begin to expire in 2031, if unused; California research credit carryforwards of approximately $70.7 million (gross) that do not expire; and Canada research credit carryforwards of approximately $1.6 million (gross) that begin to expire in 2041.
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
As of December 31, 2022, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $16.9 million. The Company continues to assert that all its foreign earnings are to be permanently reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.
Deferred Tax Valuation Allowance
As more fully described in “Income Taxes” in Note 2, “Summary of Significant Accounting Policies,” the Company maintains valuation allowances against deferred tax balances where appropriate and considers all positive and negative evidence that the Company would have future taxable income sufficient to realize the benefit of its deferred tax assets.
Valuation allowances of $34.3 million and $32.8 million primarily related to California state tax credits were recorded against the Company’s net deferred tax asset balances as of December 31, 2022 and 2021, respectively. Since the Company mainly conducts research and development activities in California but earns a substantial portion of its U.S. income in other states, the Company could not assert, at the required more-likely-than-not level of certainty, that it would generate future taxable California income sufficient to realize the benefit of these deferred tax assets. Accordingly, the Company maintained a valuation allowance against specific state credits.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$52,605	$48,207	$40,718
Increase (decrease) based on tax positions related to the prior year	61	(291)	(453)
Increase based on tax positions related to the current year	7,455	10,750	7,942
Lapse of statute of limitations	(357)	(6,061)	—
Balance at the end of the year	$59,764	$52,605	$48,207
As of December 31, 2022, the Company had $30.9 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During each of the years ended December 31, 2022, 2021 and 2020, the Company recorded an immaterial amount of interest and penalties.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for fiscal years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Ireland, United Kingdom and Germany — the tax years subsequent to 2017 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although the timing of the resolution or closure of audits is not certain, the Company believes that it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.

17. NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic net income (loss) per share attributable to common stockholders is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share attributable to common stockholders is computed using the weighted-average number of outstanding shares of common stock and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, RSUs (including PRSUs) and, to a lesser extent, ESPP shares. If dilutive, such potentially dilutive securities are reflected in net income (loss) per share attributable to common stockholders using the treasury stock method.

The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$36,347	$39,671	$(19,424)
Shares used in computation:
Weighted-average common shares outstanding	70,867	74,221	73,005
Basic net income (loss) per share attributable to common stockholders:	$0.51	$0.53	$(0.27)

	Year Ended December 31,
	2022	2021	2020
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$36,347	$39,671	$(19,424)
Shares used in computation:
Weighted-average common shares outstanding	70,867	74,221	73,005
Stock options	474	786	—
RSUs	2,058	3,607	—
ESPP	3	2	—
Number of shares used in diluted calculation	73,402	78,616	73,005
Diluted net income (loss) per share attributable to common stockholders:	$0.50	$0.50	$(0.27)
The following stock-based instruments were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	2,030	1,541	4,623
RSUs	853	59	9,758
ESPP	—	—	62

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
The Company has determined that it has a single operating and reporting segment. When the Company communicates results externally, it disaggregates net revenue into major product lines and primary geographical markets, which is based on the billing address of the customer. The disaggregation of net revenue by major product lines is based on the type of service provided and also aligns with the timing of revenue recognition for each. To reflect the Company’s strategic focus on creating differentiated experiences for its Services categories and Restaurants, Retail & Other categories, the Company further disaggregates advertising revenue to reflect these two high-level category groupings. The Services categories consist of the following businesses: home, local, auto, professional, pets, events, real estate and financial services. The Restaurants, Retail & Other categories consist of the following businesses: restaurants, shopping, beauty & fitness, health and other.

Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net revenue by product:
Advertising revenue by category(1):
Services	$693,810	$607,770	$515,019
Restaurants, Retail & Other	440,593	377,455	321,096
Advertising	1,134,403	985,225	836,115
Transactions	14,063	13,196	15,017
Other	45,040	33,418	21,801
Total net revenue	$1,193,506	$1,031,839	$872,933
(1) Beginning in 2021, advertising revenue by category reflects an updated method of disaggregation. Prior-year amounts have not been updated as it is impracticable to do so, given certain historical information is not available.
During the years ended December 31, 2022, 2021 and 2020, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which it recognizes revenue, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
The Company offered a number of relief incentives to advertising and other revenue customers most impacted by the COVID-19 pandemic totaling $0.4 million, $3.5 million and $22.6 million during the years ended December 31, 2022, 2021 and 2020, respectively. These incentives were primarily in the form of waived advertising and subscription fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the years ended December 31, 2022, 2021 and 2020 accordingly. During the year ended December 31, 2020, the Company also paused certain advertising campaigns that were scheduled to run from April to May 2020 and offered certain free advertising products during those months with a total value of $14.5 million. All paused advertising campaigns that were not cancelled by customers resumed by the end of May 2020.

The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$1,185,202	$1,023,143	$863,300
All other countries	8,304	8,696	9,633
Total net revenue	$1,193,506	$1,031,839	$872,933
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	As of December 31,
	2022	2021
United States	$72,325	$79,027
All other countries	4,899	4,830
Total long-lived assets	$77,224	$83,857