Form 10-Q
period 2023-03-31
YELP INC
filed 2023-05-05
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of April 28, 2023, there were 68,838,197 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), as updated by Part II, Item 1A of this Quarterly Report, and elsewhere in this Quarterly Report, such as:
•adverse macroeconomic conditions, including the uncertain and inflationary economic environment in the United States, and their impact on consumer behavior and advertiser spending;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$289,298	$306,379
Short-term marketable securities	124,903	94,244
Accounts receivable (net of allowance for doubtful accounts of $8,631 and $9,277 at March 31, 2023 and December 31, 2022, respectively)	140,401	131,902
Prepaid expenses and other current assets	36,992	63,467
Total current assets	591,594	595,992
Property, equipment and software, net	76,936	77,224
Operating lease right-of-use assets	87,100	97,392
Goodwill	103,195	102,328
Intangibles, net	8,656	8,997
Other non-current assets	154,201	133,989
Total assets	$1,021,682	$1,015,922
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$152,860	$137,950
Operating lease liabilities — current	39,023	39,674
Deferred revenue	7,414	5,200
Total current liabilities	199,297	182,824
Operating lease liabilities — long-term	77,184	86,661
Other long-term liabilities	41,073	36,113
Total liabilities	317,554	305,598
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 69,649 shares issued and outstanding at March 31, 2023, and 69,797 shares issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	1,692,923	1,649,692
Treasury stock	(37)	—
Accumulated other comprehensive loss	(13,758)	(15,545)
Accumulated deficit	(975,000)	(923,823)
Total stockholders' equity	704,128	710,324
Total liabilities and stockholders' equity	$1,021,682	$1,015,922

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue	$312,438	$276,628
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,059	23,429
Sales and marketing	147,455	126,097
Product development	88,197	80,685
General and administrative	46,509	39,383
Depreciation and amortization	10,805	11,490
Total costs and expenses	319,025	281,084
Loss from operations	(6,587)	(4,456)
Other income, net	5,212	929
Loss before income taxes	(1,375)	(3,527)
Benefit from income taxes	(197)	(2,612)
Net loss attributable to common stockholders	$(1,178)	$(915)
Net loss per share attributable to common stockholders
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted-average shares used to compute net loss per share attributable to common stockholders
Basic	69,821	71,639
Diluted	69,821	71,639

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(1,178)	$(915)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,454	(813)
Unrealized gain on available-for-sale debt securities, net of tax	333	—
Other comprehensive income (loss)	1,787	(813)
Comprehensive income (loss)	$609	$(1,728)

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	72,171	$—	$1,522,572	$—	$(11,090)	$(760,164)	$751,318
Issuance of common stock upon exercises of employee stock options	27	—	588	—	—	—	588
Issuance of common stock upon vesting of restricted stock units ("RSUs")	825	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	42,767	—	—	—	42,767
Taxes withheld related to net share settlement of equity awards	—	—	(18,590)	—	—	—	(18,590)
Repurchases of common stock	—	—	—	(50,006)	—	—	(50,006)
Retirement of common stock	(1,382)	—	—	47,120	—	(47,120)	—
Other comprehensive loss	—	—	—	—	(813)	—	(813)
Net loss	—	—	—	—	—	(915)	(915)
Balance as of March 31, 2022	71,641	$—	$1,547,337	$(2,886)	$(11,903)	$(808,199)	$724,349

Balance as of December 31, 2022	69,797	$—	$1,649,692	$—	$(15,545)	$(923,823)	$710,324
Issuance of common stock upon exercises of employee stock options	685	—	14,593	—	—	—	14,593
Issuance of common stock upon vesting of RSUs	867	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	1	—	18	—	—	—	18
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	48,183	—	—	—	48,183
Taxes withheld related to net share settlement of equity awards	—	—	(19,563)	—	—	—	(19,563)
Repurchases of common stock	—	—	—	(50,036)	—	—	(50,036)
Retirement of common stock	(1,701)	—	—	49,999	—	(49,999)	—
Other comprehensive income	—	—	—	—	1,787	—	1,787
Net loss	—	—	—	—	—	(1,178)	(1,178)
Balance as of March 31, 2023	69,649	$—	$1,692,923	$(37)	$(13,758)	$(975,000)	$704,128

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(1,178)	$(915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,805	11,490
Provision for doubtful accounts	6,784	7,562
Stock-based compensation	46,257	41,060
Amortization of right-of-use assets	7,899	8,453
Deferred income taxes	(19,862)	(11,074)
Amortization of deferred contract cost	5,738	4,039
Asset impairment	3,555	—
Other adjustments, net	576	248
Changes in operating assets and liabilities:
Accounts receivable	(15,283)	(11,968)
Prepaid expenses and other assets	20,709	(7,494)
Operating lease liabilities	(10,397)	(9,492)
Accounts payable, accrued liabilities and other liabilities	18,641	27,994
Net cash provided by operating activities	74,244	59,903
Investing Activities
Purchases of marketable securities — available-for-sale	(53,157)	—
Sales and maturities of marketable securities — available-for-sale	23,355	—
Purchases of property, equipment and software	(7,518)	(6,636)
Other investing activities	40	61
Net cash used in investing activities	(37,280)	(6,575)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	14,647	540
Taxes paid related to the net share settlement of equity awards	(19,354)	(18,487)
Repurchases of common stock	(49,999)	(50,006)
Net cash used in financing activities	(54,706)	(67,953)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	439	(101)
Change in cash, cash equivalents and restricted cash	(17,303)	(14,726)
Cash, cash equivalents and restricted cash — Beginning of period	307,138	480,641
Cash, cash equivalents and restricted cash — End of period	$289,835	$465,915
Supplemental Disclosures of Other Cash Flow Information
Refunds received for income taxes, net	$(181)	$(1,005)
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$2,405	$3,178
Tax liabilities related to equity awards included in accounts payable and accrued liabilities	$104	$5
Repurchases of common stock recorded in accounts payable and accrued liabilities	$2,387	$2,656

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
The unaudited condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.
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
Use of Estimates
The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Items that require estimates, judgments or assumptions include, but are not limited to, determining variable consideration and identifying the nature and timing of satisfaction of performance obligations, allowance for doubtful accounts and credit losses, fair value and estimated useful lives of long- and indefinite-lived assets, litigation loss contingencies, liabilities related to incurred but not reported insurance claims, fair value and achievement of targets for performance-based restricted stock units (“PRSUs”) and income taxes. These estimates, judgments and assumptions are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates due to macroeconomic uncertainty and other factors.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from those described in the Annual Report.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash	$65,944	$56,304
Cash equivalents	223,354	250,075
Total cash and cash equivalents	$289,298	$306,379
Restricted cash	537	759
Total cash, cash equivalents and restricted cash	$289,835	$307,138
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.
3. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Certificates of deposit	$10,597	$—	$—	$10,597
Commercial paper	7,042	—	—	7,042
Corporate bonds	30,170	15	(321)	29,864
Agency bonds	14,945	24	(7)	14,962
U.S. government bonds	62,475	167	(204)	62,438
Total short-term marketable securities	$125,229	$206	$(532)	$124,903

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,524	$—	$—	$2,524
Total cash equivalents	2,524	—	—	2,524
Short-term marketable securities:
Certificates of deposit	10,651	—	—	10,651
Commercial paper	13,054	—	—	13,054
Corporate bonds	32,701	3	(353)	32,351
Agency bonds	3,010	—	(11)	2,999
U.S. government bonds	35,479	8	(298)	35,189
Total short-term marketable securities	94,895	11	(662)	94,244
Total	$97,419	$11	$(662)	$96,768

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of March 31, 2023 and December 31, 2022, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	March 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$25,980	$(321)	$—	$—	$25,980	$(321)
Agency bonds	3,013	(7)	—	—	3,013	(7)
U.S. government bonds	21,290	(204)	—	—	21,290	(204)
Total	$50,283	$(532)	$—	$—	$50,283	$(532)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$29,428	$(353)	$—	$—	$29,428	$(353)
Agency bonds	2,999	(11)	—	—	2,999	(11)
U.S. government bonds	27,368	(298)	—	—	27,368	(298)
Total	$59,795	$(662)	$—	$—	$59,795	$(662)
As of March 31, 2023 and December 31, 2022, the Company did not recognize any credit loss related to available-for-sale marketable securities.
The contractual maturities for marketable securities classified as available-for-sale as of March 31, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$71,744	$71,619
Due in one to five years	53,485	53,284
Total	$125,229	$124,903
4. FAIR VALUE MEASUREMENTS
The Company’s investments in money market accounts are recorded as cash equivalents at fair value on the condensed consolidated balance sheets. Additionally, the Company carries its available-for-sale debt securities at fair value. See Note 3, "Marketable Securities," for further details.
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

The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$198,305	$—	$—	$198,305	$247,551	$—	$—	$247,551
Commercial paper	—	—	—	—	—	2,524	—	2,524
Marketable securities:
Certificates of deposit	—	10,597	—	10,597	—	10,651	—	10,651
Commercial paper	—	7,042	—	7,042	—	13,054	—	13,054
Corporate bonds	—	29,864	—	29,864	—	32,351	—	32,351
Agency bonds	—	14,962	—	14,962	—	2,999	—	2,999
U.S. government bonds	—	62,438	—	62,438	—	35,189	—	35,189
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,000	—	10,000
Total cash equivalents, marketable securities and other investments	$198,305	$134,903	$—	$333,208	$247,551	$106,768	$—	$354,319
The certificates of deposit that are categorized as other investments are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
The Company's long- and indefinite-lived assets, such as property, equipment and software, goodwill, other intangible assets and right-of-use ("ROU") assets, are measured at fair value on a non-recurring basis if the assets are determined to be impaired. The Company recognized an impairment charge related to the write off of ROU assets and leasehold improvements associated with certain of its office space that it abandoned during the three months ended March 31, 2023 based on the Company's determination that the fair values of these impaired assets were zero. See Note 8, "Leases," for further details.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$15,737	$14,632
Certificates of deposit	10,000	10,000
Non-trade receivables	3,992	31,338
Other current assets	7,263	7,497
Total prepaid expenses and other current assets	$36,992	$63,467
As of March 31, 2023, other current assets primarily consisted of deferred costs related to subleases and unsettled share repurchases as well as short-term deposits.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Capitalized website and internal-use software development costs	$237,804	$229,638
Leasehold improvements(1)	58,601	60,407
Computer equipment	48,122	50,920
Furniture and fixtures	10,692	11,627
Telecommunication	4,201	4,930
Software	1,113	1,702
Total	360,533	359,224
Less accumulated depreciation and amortization(1)	(283,597)	(282,000)
Property, equipment and software, net	$76,936	$77,224
(1) Leasehold improvements, net was reduced to reflect an impairment of $1.0 million recorded during the three months ended March 31, 2023 as a result of the Company's abandonment of certain office space. For more information, see Note 8, "Leases."
Depreciation and amortization expense related to property, equipment and software was $10.5 million and $10.8 million for the three months ended March 31, 2023 and 2022, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2022 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of March 31, 2023 or December 31, 2022 that would more likely than not reduce the fair value of goodwill below its carrying value.
The changes in carrying amount of goodwill during the three months ended March 31, 2023 were as follows (in thousands):

Balance as of December 31, 2022	$102,328
Effect of currency translation	867
Balance as of March 31, 2023	$103,195

Intangible assets that were not fully amortized as of March 31, 2023 and December 31, 2022 consisted of the following (dollars in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(5,727)	$4,191	5.9 years
Licensing agreements	6,129	(1,667)	4,462	6.9 years
Domains and data licenses	2,869	(2,866)	3	0.3 years
Total	$18,916	$(10,260)	$8,656

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(5,550)	$4,368	6.2 years
Licensing agreements	6,129	(1,505)	4,624	7.2 years
Domain and data licenses	2,869	(2,864)	5	0.5 years
Total	$18,916	$(9,919)	$8,997
Amortization expense related to intangible assets was $0.3 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, estimated future amortization expense was as follows (in thousands):

Remainder of 2023	$1,018
2024	1,353
2025	1,353
2026	1,353
2027	1,353
2028	1,353
Thereafter	873
Total amortization	$8,656
8. LEASES
The components of lease cost, net for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$9,531	$10,667
Short-term lease cost (12 months or less)	105	254
Sublease income	(3,391)	(2,777)
Total lease cost, net	$6,245	$8,144
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.

Supplemental cash flow information related to leases for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,031	$11,899
As of March 31, 2023, maturities of lease liabilities were as follows (in thousands):

Remainder of 2023	$33,362
2024	42,658
2025	22,119
2026	7,181
2027	6,369
2028	6,507
Thereafter	9,632
Total minimum lease payments	127,828
Less imputed interest	(11,621)
Present value of lease liabilities	$116,207
As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years) — operating leases	4.0	4.1
Weighted-average discount rate — operating leases	5.3%	5.3%
During the three months ended March 31, 2023, the Company abandoned certain office space in San Francisco. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the abandonment in accordance with Accounting Standards Codification Topic 360, “Property, Plant, and Equipment,” because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the carrying value of the impacted assets to the fair value to determine the impairment amount and recognized an impairment charge of $3.6 million during the three months ended March 31, 2023, which is included in general and administrative expenses on its condensed consolidated statement of operations. The Company reduced the carrying amount of the ROU asset and leasehold improvements by $2.6 million and $1.0 million, respectively. For more information on the fair values of the ROU asset and leasehold improvements used in the impairment analysis, see Note 4, "Fair Value Measurements."
9. OTHER NON-CURRENT ASSETS
Other non-current assets as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred tax assets	$117,263	$97,426
Deferred contract costs	26,252	25,946
Other non-current assets	10,686	10,617
Total other non-current assets	$154,201	$133,989

10. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$9,277	$7,153
Add: provision for doubtful accounts	6,784	7,562
Less: write-offs, net of recoveries	(7,430)	(6,514)
Balance, end of period	$8,631	$8,201
The net decrease in the allowance for doubtful accounts in the three months ended March 31, 2023 was primarily related to a reduction in expected customer delinquencies and the release of bad debt reserves. The net increase in the allowance for doubtful accounts in the three months ended March 31, 2022 was primarily related to an anticipated increase in customer delinquencies due to an increase in both advertisers and customer spend during the three-month period. In calculating the allowance for doubtful accounts as of March 31, 2023 and 2022, the Company considered expectations of probable credit losses, including those associated with the COVID-19 pandemic for the 2022 period, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in deferred revenue during the three months ended March 31, 2023 were as follows (in thousands):

Three Months Ended March 31, 2023
Balance, beginning of period	$5,200
Less: recognition of deferred revenue from beginning balance	(3,698)
Add: net increase in current period contract liabilities	5,912
Balance, end of period	$7,414
The majority of the Company's deferred revenue balance as of March 31, 2023 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending June 30, 2023. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of March 31, 2023. No other contract assets or liabilities were recorded on the Company's condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$18,248	$14,525
Employee-related liabilities	82,557	66,929
Taxes payable	21,195	6,218
Accrued legal settlements	4,000	26,250
Other accrued liabilities	26,860	24,028
Total accounts payable and accrued liabilities	$152,860	$137,950
As of March 31, 2023, other accrued liabilities primarily consisted of accrued cost of revenue, sales and marketing, workplace and general and administrative expenses, unsettled share repurchases, as well as a reserve for refunds for advertising revenue.

12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—In January 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California (the "Court"), naming as defendants the Company and certain of its officers (the “Securities Class Action”). The complaint, which the plaintiff amended on June 25, 2018, alleged violations of the Securities Exchange Act of 1934, as amended, by the Company and its officers for allegedly making materially false and misleading statements regarding its business and operations on February 9, 2017. The plaintiff sought unspecified monetary damages and other relief. On November 27, 2018, the Court granted in part and denied in part the defendants’ motion to dismiss. On October 22, 2019, the Court approved a stipulation to certify a class in this action and, on September 9, 2021, it denied the defendants’ motion for summary judgment. The case was scheduled for trial to begin on February 7, 2022. However, on December 3, 2021, the defendants reached a preliminary agreement with the plaintiff to settle this matter for $22.25 million. The proposed settlement was subsequently filed with the Court, which preliminarily approved it on July 25, 2022. The settlement was then funded by defendants' insurers during the three months ended September 30, 2022. The Court entered an order granting final approval to the settlement on January 27, 2023 and, on the same day, entered judgment in the Securities Class Action. The settlement resolves all claims asserted against all defendants in the Securities Class Action without any liability or wrongdoing attributed to them.
On August 26, 2022, the Court granted final approval of the settlement of a stockholder derivative action (the “Derivative Action”) asserting claims against certain current and former officers, and naming the Company as a nominal defendant, which arose out of the same facts as the Securities Class Action and was pending before the Court. The settlement resolved all claims asserted against all defendants in the Derivative Action without any liability or wrongdoing attributed to them personally or to the Company. Under the terms of the settlement, the Company’s board of directors adopted certain corporate governance modifications and the Company received $18.0 million of insurance proceeds. The Company has paid $3.75 million of such insurance proceeds to the plaintiff’s attorneys as fees. The remaining insurance proceeds partially funded the Securities Class Action settlement.
The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. The Company believed the losses for both the settlements of the Securities Class Action and the Derivative Action were probable and the payment amounts described above, which totaled $26.0 million, represented reasonable estimates of loss contingencies. The Company also believed that the anticipated insurance proceeds related to the settlement of each action described above, which also totaled $26.0 million, were probable and represented reasonable estimates for loss recovery. Accordingly, the Company recorded a $26.0 million accrual for loss contingency within accounts payable and accrued liabilities as well as a $26.0 million receivable for loss recovery within prepaid expenses and other current assets during 2021. As of December 31, 2022, following payment to the plaintiff's attorneys in the Derivative Action, the Company had $22.25 million remaining for the settlement of the Securities Class Action on its condensed consolidated balance sheets for the loss contingency accrual and loss recovery receivable. In January 2023, the Company released the remaining receivable and accrual upon the Court granting final approval of these settlements.
On October 12, 2016, a putative class action lawsuit asserting claims against the Company was filed in the Superior Court of California for the County of San Francisco relating to alleged unlawful call recording and/or monitoring under the California Invasion of Privacy Act. Plaintiff seeks statutory damages and other relief. In response, the Company filed a motion for summary judgment, which the Court granted. Plaintiff appealed and, in October 2020, the California Court of Appeal for the First District reversed the decision of the trial court, and the California Supreme Court denied review. The case was then remanded to the Superior Court, where the Company subsequently amended its answer to add affirmative defenses, and Plaintiff amended his complaint to add additional named plaintiffs. On January 12, 2023, the Company filed another motion for summary judgment and a hearing on that motion is scheduled for May 19, 2023. On January 18, 2023, the Court granted plaintiffs’ motion for class certification. On February 17, 2023, the Company filed a petition for a writ with the California Court of Appeal, seeking reversal of the lower court’s class certification decision. Trial is currently scheduled to commence on January 29, 2024.
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
Revolving Credit Facility—As of March 31, 2023, the Company had access to a $75.0 million senior unsecured revolving credit facility with Wells Fargo Bank, National Association, which it entered into on May 5, 2020 (as amended, the "2020 credit facility"). The 2020 credit facility included a letter of credit sub-limit of $25.0 million and, as of March 31, 2023, the Company had $20.5 million of letters of credit under the sub-limit related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility. As of March 31, 2023, $54.5 million remained available under the 2020 credit facility. As of this date, the Company was in compliance with all covenants associated with the credit facility and there were no loans outstanding.

On April 28, 2023, the Company entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a five-year $125.0 million senior secured revolving credit facility (the "2023 credit facility"). The 2023 credit facility replaced the 2020 credit facility, which terminated concurrently with the establishment of the 2023 credit facility. The 2023 credit facility includes a letter of credit sub-limit of $25.0 million, a bilateral letter of credit facility of $25.0 million and an accordion option, which, if exercised, would allow the Company to increase the aggregate commitments by up to $250.0 million, plus additional amounts if the Company is able to satisfy a leverage test, subject to certain conditions. As of the date of this Quarterly Report, no loans were outstanding under the 2023 credit facility and the Company's letters of credit outstanding under the 2020 credit facility as of April 28, 2023 in aggregate amount of $17.1 million were moved under the 2023 credit facility sub-limit. The commitments under the 2023 credit facility expire on April 28, 2028. For further details on the 2023 credit facility, refer to the Company's Current Report on Form 8-K filed with the SEC on May 4, 2023.
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated (in thousands):

	March 31, 2023		December 31, 2022
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000	69,649	200,000	69,797
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of March 31, 2023, the Company's board of directors had authorized it to repurchase up to an aggregate of $1.45 billion of its outstanding common stock, $231.7 million of which remained available as of March 31, 2023. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the three months ended March 31, 2023, the Company repurchased on the open market and subsequently retired 1,700,835 shares for an aggregate purchase price of $50.0 million. Although no shares were held in treasury stock as of March 31, 2023, an immaterial balance that remained was comprised of excise tax under the Inflation Reduction Act of 2022 on stock repurchases, net of shares issued, during the three-month period. The Company expects to pay the excise tax in early 2024.
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
A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	3,543	$32.81	3.6	$7,507
Exercised	(685)	21.31
Canceled	(2)	21.72
Outstanding at March 31, 2023	2,856	$35.57	4.2	$7,715
Options vested and exercisable at March 31, 2023	2,772	$35.59	4.1	$7,556
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $5.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
There were no options granted during the three months ended March 31, 2023 and 2022.
As of March 31, 2023, total unrecognized compensation costs related to nonvested stock options were approximately $1.3 million, which the Company expects to recognize over a weighted-average time period of 1.8 years.
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
The Company granted PRSUs subject to market conditions in 2022 and 2023. The shares underlying each of these PRSU awards vest based on the relative performance of the Company's total stockholder return ("TSR") over a three-year period. A percentage of the target number of shares underlying each award, ranging from zero to 200%, will vest based on the percentile rank of the Company's TSR relative to that of the other companies in the Russell 2000 Index over the period beginning January 1st of the year of grant and ending three years later (the "Performance Period"). The Company’s TSR, as well as the TSR of the other companies in the Russell 2000 Index, will be calculated based on the average closing price of each company's stock over the last 20 trading days of the Performance Period compared to the average closing price over the first 20 trading days of the Performance Period. Any shares that become eligible to vest based on the Company's level of achievement of the market goal will fully vest on or following certification of the Company's performance on February 20, 2025 and 2026, respectively, or, if certification occurs following such date, March 15, 2025 and 2026, respectively, for the 2022 and 2023 grants, subject to the applicable employee's continued service as of such vesting dates.
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the year following the year in which the PRSUs are granted. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of March 31, 2023 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the three months ended March 31, 2023 for the PRSUs that it expected to vest.
As the PRSU activity during the three months ended March 31, 2023 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the three months ended March 31, 2023 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	9,962	$33.48
Granted	5,985	29.31
Vested(1)	(1,502)	31.81
Canceled	(424)	31.91
Nonvested at March 31, 2023(2)	14,021	$31.93
(1) Includes 636,311 shares that vested but were not issued due to the Company's use of net share withholding for payment of employee taxes.
(2) Includes 936,082 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the three months ended March 31, 2023 and 2022 was $46.2 million and $46.7 million, respectively. As of March 31, 2023, the Company had approximately $425.5 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.8 years.
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
There were 676 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $26.31 during the three months ended March 31, 2023 and no shares purchased by employees under the ESPP during the three months ended March 31, 2022. The Company recognized stock-based compensation expense related to the ESPP of $0.9 million and $0.8 million during the three months ended March 31, 2023 and 2022, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$1,382	$1,305
Sales and marketing	9,114	8,655
Product development	25,867	23,125
General and administrative	9,894	7,975
Total stock-based compensation recorded to loss before income taxes	46,257	41,060
Provision for income taxes	(9,604)	(9,138)
Total stock-based compensation recorded to net loss attributable to common stockholders	$36,653	$31,922

The Company capitalized $2.9 million and $2.5 million of stock-based compensation expense as website development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended March 31, 2023 and 2022, respectively.
14. OTHER INCOME, NET
Other income, net for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$4,007	$22
Transaction (loss) gain on foreign exchange, net	(70)	71
Other non-operating income, net	1,275	836
Other income, net	$5,212	$929
15. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The benefit from income taxes for the three months ended March 31, 2023 was $0.2 million, which was due to $0.5 million of U.S. federal, state and foreign income tax benefit, partially offset by $0.3 million of net discrete tax expense primarily related to stock-based compensation. The benefit from income taxes for the three months ended March 31, 2022 was $2.6 million, which was due to $1.6 million of U.S. federal, state and foreign income taxes benefit and $1.0 million of net discrete tax benefit primarily related to stock-based compensation.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three months ended March 31, 2023 and 2022, the difference between the effective tax rate and the federal statutory tax rate primarily related to stock-based compensation and the inclusion of global intangible low-taxed income ("GILTI"), offset by tax credits. As currently enacted, the Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which is expected to increase the amount of the Company's GILTI.
As of March 31, 2023, the total amount of gross unrecognized tax benefits was $61.7 million, $29.6 million of which was subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three months ended March 31, 2023, the Company recorded an immaterial amount of interest and penalties.
As of March 31, 2023, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $19.6 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2017 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 31, 2023, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.

16. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
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
The following tables present the calculation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Basic net loss per share:
Net loss attributable to common stockholders	$(1,178)	$(915)
Shares used in computation:
Weighted-average common shares outstanding	69,821	71,639
Basic net loss per share attributable to common stockholders:	$(0.02)	$(0.01)

	Three Months Ended March 31,
	2023	2022
Diluted net loss per share:
Net loss attributable to common stockholders	$(1,178)	$(915)
Shares used in computation:
Weighted-average common shares outstanding	69,821	71,639
Diluted net loss per share attributable to common stockholders:	$(0.02)	$(0.01)
The following stock-based instruments were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	2,856	3,938
RSUs	14,021	12,735
ESPP	299	226
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

Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net revenue by product:
Advertising revenue by category:
Services	$183,520	$160,263
Restaurants, Retail & Other	113,623	102,974
Advertising	297,143	263,237
Transactions	3,556	3,180
Other	11,739	10,211
Total net revenue	$312,438	$276,628
During the three months ended March 31, 2023 and 2022, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$310,222	$274,644
All other countries	2,216	1,984
Total net revenue	$312,438	$276,628
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region for the periods presented (in thousands):

	March 31, 2023	December 31, 2022
United States	$70,568	$72,325
All other countries	6,368	4,899
Total long-lived assets	$76,936	$77,224

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
As one of the best-known internet brands in the United States, Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust us for our more than 240 million ratings and reviews of businesses across a broad range of categories, while businesses advertise with us to reach our large audience of purchase-oriented and generally affluent consumers. We believe our ability to provide value to both consumers and businesses not only fulfills our mission to connect consumers with great local businesses, but also positions us well in the local, digital advertising market in the United States.
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click ("CPC") basis. In the three months ended March 31, 2023, our net revenue was $312.4 million, up 13% from the three months ended March 31, 2022, and we recorded net loss of $1.2 million and adjusted EBITDA of $54.0 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net loss, see "Non-GAAP Financial Measures" below.
In the first quarter of 2023, our strategic investments in product and marketing continued to drive further progress on our revenue growth initiatives:
•Grow quality leads and monetization in Services. Our investments in driving quality connections between consumers and service professionals helped increase the revenue growth rate in our Services categories sequentially to 15% year over year, driven by approximately 25% year-over-year growth in our Home Services category, despite continued softness in consumer demand for these categories. For example, we worked to reduce friction throughout the hiring journey in the first quarter by enabling consumers to submit Request-a-Quote requests without entering their password and introducing Yelp Guaranteed, a satisfaction guarantee program that leverages our trusted brand to give consumers peace of mind when connecting with Services advertisers.
•Drive sales through the most efficient channels. Revenue from our Self-serve and Multi-location channels comprised 49% of advertising revenue in the first quarter. Performance marketing and product improvements to the claim and ads purchase flows again drove record Self-serve customer acquisition, which resulted in advertising revenue from our Self-serve channel increasing by approximately 25% year over year. Revenue from our Multi-location channel grew by approximately 15% year over year, a slight deceleration from the fourth quarter of 2022 as restaurants and retailers continued to face elevated input costs. To help capture a greater share of these advertisers' large budgets, we tested new adaptations of our Showcase ad format and introduced a custom reporting tool that allows multi-location advertisers to more easily track the campaign data and metrics they care about most.
•Deliver more value to advertisers. In the first quarter, we continued to deliver value to advertisers through high-quality ad clicks at compelling prices. Ad clicks increased 1% year over year but remained relatively soft compared to 2021 as macroeconomic factors continued to impact consumer frequency. Advertiser demand remained robust, however, and average CPC increased by 14% year over year. To deliver more value going forward, we continued to improve our ad system and develop new ad formats in the first quarter. For example, we adjusted our ad system to pace campaigns more evenly throughout each month and better optimized search results pages on our desktop website through new dynamic themed ads carousels, which our early results show have the potential to significantly decrease CPC.
•Enhance the consumer experience. We launched a number of product updates and new features in the first quarter to improve our content and search experience, as well as to better surface our visual content. To reduce friction in the review-writing process, we began suggesting review topics for contributors to cover in their reviews in certain Restaurants, Retail & Other ("RR&O") categories and incorporated video upload functionality in reviews. We also added more helpful information about local businesses to our home feed, such as the user's distance from the business, as well as a new navigation bar and photo viewing experience to business pages in certain categories that make it easier to find the most relevant information and photos. Additionally, we leveraged our large first-party dataset and investments in artificial intelligence to introduce a number of enhancements to the search and discovery experience on our platform. For example, we used large language models to determine the most relevant information to display in the highlights that appear under each business listing in the search results.
Our performance-based ad products and high-intent audience continued to generate robust advertiser demand in the first quarter. We believe our broad-based local advertising platform and product-led strategy position us well in the current uncertain macroeconomic environment and we expect both net revenue and adjusted EBITDA to increase sequentially in the second quarter.
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
Because we generate revenue primarily from the sale of performance-based ads, our revenue depends in large part on our ability to deliver ad clicks, which in turn depends on the level of consumer activity on our platform. We report the year-over-year percentage change in ad clicks on a quarterly basis as a measure of our success in monetizing more of our consumer traffic and delivering more value to advertisers. In the three months ended March 31, 2023, advertising revenue grew 13% year over year despite ad clicks increasing only 1% over the same period, primarily as a result of an increase in average CPC, as discussed below.
The following table presents year-over-year changes in our ad clicks for the periods indicated (expressed as a percentage):

	Three Months Ended March 31,
	2023	2022
Ad Clicks	1%	4%
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
We believe that average CPC and ad clicks together reflect one of the largest dynamics affecting our advertising revenue performance. These metrics reflect, among other things, the interplay of advertiser demand and consumer behavior on our platform, each of which is currently subject to complex macroeconomic pressures that has caused and may continue to cause volatility in these metrics in the near term. For example, despite ad clicks increasing only 1% year over year in the three months ended March 31, 2023, advertiser demand remained strong and average CPC increased 14% year over year. We believe this was because we continued to deliver more value to advertisers in the form of higher performing clicks, rather than simply a greater number of clicks as in certain previous periods.

The following table presents year-over-year changes in our average CPC for the periods indicated (expressed as a percentage):

	Three Months Ended March 31,
	2023	2022
Average CPC	14%	17%
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
The following table presents our advertising revenue by category for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2023	2022
Services	$183,520	$160,263	15%
Restaurants, Retail & Other	113,623	102,974	10%
Total Advertising Revenue	$297,143	$263,237	13%
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
We provide our paying advertising locations on a quarterly basis as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, such as ongoing impacts of COVID-19, inflationary pressures and labor and supply chain challenges, have had a predominant negative impact on RR&O paying advertising locations in recent quarters. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.
The following table presents the number of paying advertising locations by category during the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2023	2022
Services	238	223	7%
Restaurants, Retail & Other	316	323	(2)%
Total Paying Advertising Locations	554	546	1%

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from those estimates. Due to macroeconomic conditions and other factors, certain estimates and assumptions have required and may continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs and income taxes have the greatest potential impact on our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report.
Results of Operations
The following table sets forth our results of operations for the periods indicated (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2023 or any future period.

	Three Months Ended March 31,
	2023	2022	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$183,520	$160,263	$23,257	15%
Restaurants, Retail & Other	113,623	102,974	10,649	10%
Advertising	297,143	263,237	33,906	13%
Transactions	3,556	3,180	376	12%
Other	11,739	10,211	1,528	15%
Total net revenue	312,438	276,628	35,810	13%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	26,059	23,429	2,630	11%
Sales and marketing	147,455	126,097	21,358	17%
Product development	88,197	80,685	7,512	9%
General and administrative	46,509	39,383	7,126	18%
Depreciation and amortization	10,805	11,490	(685)	(6)%
Total costs and expenses	319,025	281,084	37,941	13%
Loss from operations	(6,587)	(4,456)	(2,131)	48%
Other income, net	5,212	929	4,283	461%
Loss before income taxes	(1,375)	(3,527)	2,152	(61)%
Benefit from income taxes	(197)	(2,612)	2,415	(92)%
Net loss attributable to common stockholders	$(1,178)	$(915)	$(263)	29%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
Three Months Ended March 31, 2023 and 2022
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
Advertising revenue for the three months ended March 31, 2023 increased compared to the prior-year period primarily due to higher aggregate customer spend and higher average revenue per location in both our Services and RR&O categories. The increase in revenue from Services businesses also reflected an increase in paying advertising locations and continued growth in our Home Services category. The increase in revenue from RR&O businesses was partially offset by a decrease in paying advertising locations.
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
Transactions revenue for the three months ended March 31, 2023 increased compared to the prior-year period primarily due to an increase in the per-order transaction fee that we receive from Grubhub following the renewal of our partnership in March 2022. This increase was partially offset by a lower volume of food takeout and delivery orders compared to the prior-year period.
Other Revenue. We generate revenue through our subscription services, including our Yelp Guest Manager product. We also generate revenue through our Yelp Fusion and Yelp Knowledge programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue for the three months ended March 31, 2023 increased compared to the prior-year period primarily reflecting higher revenue from the continued growth of our Yelp Fusion program.
Trends and Uncertainties of Net Revenue. In contrast to historical seasonal trends, net revenue increased slightly in the three months ended March 31, 2023 compared to the three months ended December 31, 2022 due to increased advertiser demand and the continued execution of our strategic initiatives. Despite ongoing macroeconomic challenges and their impacts on consumer behavior, we expect our strategic initiatives to contribute to continued business momentum and anticipate net revenue will increase sequentially in the three months ending June 30, 2023.
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
Cost of revenue for the three months ended March 31, 2023 increased compared to the prior-year period, primarily due to:
•an increase in advertising fulfillment costs of $1.2 million, primarily driven by the expansion of Yelp Audiences;
•an increase in merchant credit card fees of $0.7 million due to a higher volume of transactions associated with the increase in advertising revenue; and
•an increase in website infrastructure expense of $0.5 million as a result of investments in maintaining and improving our infrastructure.
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
Sales and marketing expenses for the three months ended March 31, 2023 increased compared to the prior-year period primarily due to an increase of $22.2 million in employee costs resulting from higher average sales headcount as well as increased productivity of our Local sales team, partially offset by a decrease in workplace operating costs of $1.4 million from reductions in our leased office space.
We expect sales and marketing expenses to increase in 2023 compared to 2022 as we continue to invest in our sales and marketing teams. However, we expect sales and marketing expenses to decrease as a percentage of net revenue in 2023 compared to 2022.

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
Product development expenses for the three months ended March 31, 2023 increased compared to the prior-year period primarily due to an increase in employee costs of $7.6 million as a result of higher average headcount.
We expect product development expenses to continue to increase in 2023 compared to 2022 as we invest to support our product initiatives. We expect product development expenses as a percentage of net revenue to remain relatively consistent in 2023 compared to 2022.
General and Administrative. Our general and administrative expenses primarily consist of employee costs (including bonuses and stock-based compensation expense) for our executive, finance, user operations, legal, people operations and other administrative employees. Our general and administrative expenses also include our provision for doubtful accounts, consulting costs, as well as allocated workplace and other supporting overhead costs.
General and administrative expenses for the three months ended March 31, 2023 increased compared to the prior-year period due to:
•an increase in employee costs of $5.2 million resulting from higher average headcount; and
•impairment charges incurred in current-year period of $3.6 million related to the abandonment of the right-of-use asset and leasehold improvements for certain office space in San Francisco. See Note 8, "Leases," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
These increases were partially offset by a decrease in our provision of doubtful accounts of $0.8 million as a result of a reduction in expected customer delinquencies and a decrease in legal fees of $0.6 million.
We expect general and administrative expenses to continue to increase in 2023 compared to 2022 to support the continued growth of our business. We expect general and administrative expenses as a percentage of net revenue to remain relatively consistent in 2023 compared to 2022.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal-use software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense for the three months ended March 31, 2023 decreased compared to the prior-year period primarily due to certain assets becoming fully amortized or depreciated since the prior-year period.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, credit facility fees and foreign exchange gains and losses.
Other income, net for the three months ended March 31, 2023 increased compared to the prior-year period, primarily driven by higher interest income from our investments in money market funds due to increasing federal interest rates and net accretion on our investments in marketable securities, which we began purchasing in July 2022.
Benefit from Income Taxes
Benefit from income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Benefit from income taxes for the three months ended March 31, 2023 decreased from the prior-year period primarily due to a decrease in the annual effective tax rate estimated for 2023 and an increase in discrete tax expense from stock-based compensation in the current-year period.
As of December 31, 2022, we had approximately $97.4 million in net deferred tax assets ("DTAs"). As of March 31, 2023, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
Our GAAP tax rate is impacted by a number of factors that are not in our direct control and that are subject to quarterly variability, which limits our visibility into the applicable rate for future fiscal periods. While we currently expect our GAAP tax rate for 2023 to be a substantial positive rate, it ultimately depends on, among other things, the status of legislative efforts to repeal the requirement under the U.S. Tax Cuts and Jobs Act (the "Tax Act") to capitalize and amortize research and development expenses, which may result in a substantially lower rate if successful, as well as the amount of our stock-based compensation expense, which fluctuates based on our stock price. We do not plan to provide regular updates to our estimate of our 2023 GAAP tax rate given the uncertainty inherent in it as a result of these factors; however, we note that it may have a material and adverse impact on our cash flows in 2023 as well as future years.
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
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as impairment charges; and
•other companies, including those in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, net income (loss) and our other GAAP results.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as impairment charges.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.

The following is a reconciliation of net loss to adjusted EBITDA, as well as the calculation of net loss margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(1,178)	$(915)
Benefit from income taxes	(197)	(2,612)
Other income, net	(5,212)	(929)
Depreciation and amortization	10,805	11,490
Stock-based compensation	46,257	41,060
Asset impairment(1)	3,555	—
Adjusted EBITDA	$54,030	$48,094

Net revenue	$312,438	$276,628
Net loss margin	—%	—%
Adjusted EBITDA margin	17%	17%
(1) Recorded within general and administrative expenses on our Condensed Consolidated Statements of Operations.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of March 31, 2023, we had cash and cash equivalents of $289.3 million and marketable securities of $124.9 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three months or less. Our cash held internationally as of March 31, 2023 was $34.3 million. As of March 31, 2023, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.
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
On April 28, 2023, we entered into a Revolving Credit and Guaranty Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for a five-year $125.0 million senior secured revolving credit facility (the "2023 credit facility"). The 2023 credit facility includes a $25.0 million letter of credit sub-limit, a $25.0 million bilateral letter of credit facility and an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to $250.0 million, plus additional amounts if we are able to satisfy a leverage test, subject to certain conditions. The 2023 credit facility replaced our previous $75.0 million senior unsecured revolving credit facility (including a $25.0 million letter of credit sub-limit) as part of our Credit Agreement with Wells Fargo Bank, National Association, which we entered into in May 2020 (as amended, the "2020 credit facility"). Concurrently with the establishment of the 2023 credit facility, the 2020 credit facility was terminated and our outstanding letters of credit under the 2020 credit facility sub-limit, which are required to be maintained and issued to the landlords for certain of our office locations, in aggregate amount of $17.1 million were moved under the 2023 credit facility sub-limit.
As of the date of this Quarterly Report, there are no loans outstanding under the 2023 credit facility. For additional details regarding the 2023 credit facility, see our Current Report on Form 8-K filed with the SEC on May 4, 2023.

Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" included under Part I, Item 1A in our Annual Report, as updated by Part II, Item 1A of this Quarterly Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes in 2023 and beyond, primarily due to the requirement to amortize certain research and development expenses under the Tax Act; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flows related to $36.1 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2023 to 2031. Our cash requirements related to these lease agreements are $127.8 million, of which $44.1 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $39.0 million. See Note 8, "Leases," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $20.0 million, of which approximately $17.5 million is expected to be paid within the next 12 months.
The cost of capital associated with any additional funds sought in the future might be adversely impacted by the effects of macroeconomic conditions on our business. Additionally, amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits, as applicable. These cash and cash equivalents could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and marketable securities will not be impacted by adverse conditions in the financial markets.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$74,244	$59,903
Net cash used in investing activities	$(37,280)	$(6,575)
Net cash used in financing activities	$(54,706)	$(67,953)
Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2023 increased compared to the prior-year period primarily due to an increase in cash received from customers as a result of higher revenue and interest income received from our investments, as well as a decrease in cash paid to vendors as a result of the timing of payments. The increase was partially offset by an increase in cash paid for higher employee costs.
Investing Activities. Net cash used in investing activities during the three months ended March 31, 2023 increased compared to the prior-year period primarily due to the purchase of marketable securities. In July 2022, we began investing in highly rated debt securities as we changed our investment strategy in order to earn a higher overall rate of return from our cash position.
Financing Activities. Net cash used in financing activities during the three months ended March 31, 2023 decreased compared to the prior-year period primarily due to an increase in proceeds from stock option exercises during the three months ended March 31, 2023 compared to the prior-year period.

Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors has authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock, $207.3 million of which remained available as of April 28, 2023.
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
During the three months ended March 31, 2023, we repurchased 1,700,835 shares on the open market for an aggregate purchase price of $50.0 million.
We have funded all repurchases to date and expect to fund any future repurchases with cash and cash equivalents available on our condensed consolidated balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate, foreign exchange risks and inflation, and have not changed materially from the market risks we were exposed to in the year ended December 31, 2022.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our 2023 credit facility provides our lenders with a first-priority lien against substantially all of our domestic assets, including certain domestic intellectual property, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations. It contains a number of covenants that limit our ability to, among other things, incur indebtedness, grant liens, make distributions, pay dividends, repurchase shares, make investments, or engage in transactions with our affiliates, merge or consolidate with other companies, sell material businesses or assets, or license or transfer certain of our intellectual property. We are also required to maintain certain financial covenants. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
If we fail to comply with the covenants under the 2023 credit facility, lenders would have a right to, among other things, terminate the commitments to provide additional loans under the facility, enforce any liens on collateral securing the obligations under the facility, declare all outstanding loans and accrued interest and fees to be due and payable and require us to post cash collateral to be held as security for any reimbursement obligations in respect of any outstanding letters of credit issued under the facility. If any remedies under the facility were exercised, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, operations and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.
Additionally, our 2023 credit facility utilizes Secured Overnight Financing Rate ("SOFR") or various alternative methods to calculate the amount of accrued interest on any loans. If a published U.S. dollar SOFR is unavailable, the interest rates on our debt indexed to SOFR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than the current form, which could have a material adverse effect on our financing costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended March 31, 2023 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 - January 31, 2023	848	$28.84	848	$257,193
February 1 - February 28, 2023	167	$30.72	167	$252,062
March 1 - March 31, 2023	686	$29.76	686	$231,658
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our board of directors authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock, of which $207.3 million remained available as of April 28, 2023. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	3/15/2023
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
10.1	Amendment to the Credit Agreement dated as of September 27, 2022, by and between Yelp Inc. and Wells Fargo Bank, National Association.	10-Q	001-35444	10.1	11/4/2022
10.2	Yelp Inc. 2023 Inducement Award Plan.	8-K	001-35444	10.1	2/9/2023
10.3	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2023 Inducement Award Plan.	8-K	001-35444	10.2	2/9/2023
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

YELP INC.
Date:	May 5, 2023	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)