Form 10-Q
period 2023-06-30
YELP INC
filed 2023-08-07
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of July 28, 2023, there were 68,713,576 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$270,256	$306,379
Short-term marketable securities	126,909	94,244
Accounts receivable (net of allowance for doubtful accounts of $8,162 and $9,277 at June 30, 2023 and December 31, 2022, respectively)	151,655	131,902
Prepaid expenses and other current assets	38,690	63,467
Total current assets	587,510	595,992
Property, equipment and software, net	75,588	77,224
Operating lease right-of-use assets	79,591	97,392
Goodwill	103,260	102,328
Intangibles, net	8,315	8,997
Other non-current assets	179,024	133,989
Total assets	$1,033,288	$1,015,922
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$171,871	$137,950
Operating lease liabilities — current	38,246	39,674
Deferred revenue	5,414	5,200
Total current liabilities	215,531	182,824
Operating lease liabilities — long-term	67,777	86,661
Other long-term liabilities	41,378	36,113
Total liabilities	324,686	305,598
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 69,287 shares issued and outstanding at June 30, 2023, and 69,797 shares issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	1,732,909	1,649,692
Treasury stock	(159)	—
Accumulated other comprehensive loss	(13,876)	(15,545)
Accumulated deficit	(1,010,272)	(923,823)
Total stockholders' equity	708,602	710,324
Total liabilities and stockholders' equity	$1,033,288	$1,015,922

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$337,126	$298,884	$649,564	$575,512
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	30,184	26,988	56,243	50,417
Sales and marketing	139,150	129,412	286,605	255,509
Product development	85,030	76,848	173,227	157,533
General and administrative	53,405	38,377	99,914	77,760
Depreciation and amortization	10,615	11,258	21,420	22,748
Total costs and expenses	318,384	282,883	637,409	563,967
Income from operations	18,742	16,001	12,155	11,545
Other income, net	5,898	1,327	11,110	2,256
Income before income taxes	24,640	17,328	23,265	13,801
Provision for income taxes	9,911	9,319	9,714	6,707
Net income attributable to common stockholders	$14,729	$8,009	$13,551	$7,094
Net income per share attributable to common stockholders
Basic	$0.21	$0.11	$0.19	$0.10
Diluted	$0.21	$0.11	$0.19	$0.10
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	69,256	71,217	69,537	71,427
Diluted	71,238	72,835	71,645	73,572

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$14,729	$8,009	$13,551	$7,094
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	477	(3,754)	1,931	(4,567)
Unrealized loss on available-for-sale debt securities, net of tax	(595)	—	(262)	—
Other comprehensive (loss) income	(118)	(3,754)	1,669	(4,567)
Comprehensive income	$14,611	$4,255	$15,220	$2,527

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of March 31, 2022	71,641	$—	$1,547,337	$(2,886)	$(11,903)	$(808,199)	$724,349
Issuance of common stock upon exercises of employee stock options	61	—	1,351	—	—	—	1,351
Issuance of common stock upon vesting of restricted stock units ("RSUs")	710	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	364	—	9,110	—	—	—	9,110
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	43,224	—	—	—	43,224
Taxes withheld related to net share settlement of equity awards	—	—	(13,685)	—	—	—	(13,685)
Repurchases of common stock	—	—	—	(50,000)	—	—	(50,000)
Retirement of common stock	(1,550)	—	—	49,748	—	(49,748)	—
Other comprehensive loss	—	—	—	—	(3,754)	—	(3,754)
Net income	—	—	—	—	—	8,009	8,009
Balance as of June 30, 2022	71,226	$—	$1,587,337	$(3,138)	$(15,657)	$(849,938)	$718,604

Balance as of March 31, 2023	69,649	$—	$1,692,923	$(37)	$(13,758)	$(975,000)	$704,128
Issuance of common stock upon exercises of employee stock options	31	—	956	—	—	—	956
Issuance of common stock upon vesting of RSUs	791	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	379	—	10,894	—	—	—	10,894
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	46,979	—	—	—	46,979
Taxes withheld related to net share settlement of equity awards	—	—	(18,843)	—	—	—	(18,843)
Repurchases of common stock	—	—	—	(50,123)	—	—	(50,123)
Retirement of common stock	(1,563)	—	—	50,001	—	(50,001)	—
Other comprehensive loss	—	—	—	—	(118)	—	(118)
Net income	—	—	—	—	—	14,729	14,729
Balance as of June 30, 2023	69,287	$—	$1,732,909	$(159)	$(13,876)	$(1,010,272)	$708,602

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	72,171	$—	$1,522,572	$—	$(11,090)	$(760,164)	$751,318
Issuance of common stock upon exercises of employee stock options	88	—	1,939	—	—	—	1,939
Issuance of common stock upon vesting of RSUs	1,535	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	364	—	9,110	—	—	—	9,110
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	85,991	—	—	—	85,991
Taxes withheld related to net share settlement of equity awards	—	—	(32,275)	—	—	—	(32,275)
Repurchases of common stock	—	—	—	(100,006)	—	—	(100,006)
Retirement of common stock	(2,932)	—	—	96,868	—	(96,868)	—
Other comprehensive loss	—	—	—	—	(4,567)	—	(4,567)
Net income	—	—	—	—	—	7,094	7,094
Balance as of June 30, 2022	71,226	$—	$1,587,337	$(3,138)	$(15,657)	$(849,938)	$718,604

Balance as of December 31, 2022	69,797	$—	$1,649,692	$—	$(15,545)	$(923,823)	$710,324
Issuance of common stock upon exercises of employee stock options	716	—	15,549	—	—	—	15,549
Issuance of common stock upon vesting of RSUs	1,658	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	380	—	10,912	—	—	—	10,912
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	95,162	—	—	—	95,162
Taxes withheld related to net share settlement of equity awards	—	—	(38,406)	—	—	—	(38,406)
Repurchases of common stock	—	—	—	(100,159)	—	—	(100,159)
Retirement of common stock	(3,264)	—	—	100,000	—	(100,000)	—
Other comprehensive income	—	—	—	—	1,669	—	1,669
Net income	—	—	—	—	—	13,551	13,551
Balance as of June 30, 2023	69,287	$—	$1,732,909	$(159)	$(13,876)	$(1,010,272)	$708,602

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$13,551	$7,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,420	22,748
Provision for doubtful accounts	14,636	12,676
Stock-based compensation	89,837	81,121
Amortization of right-of-use assets	15,699	16,870
Deferred income taxes	(42,148)	(24,114)
Amortization of deferred contract cost	11,716	8,413
Asset impairment	3,555	—
Other adjustments, net	(64)	717
Changes in operating assets and liabilities:
Accounts receivable	(34,389)	(30,014)
Prepaid expenses and other assets	12,156	(22,149)
Operating lease liabilities	(20,943)	(19,813)
Accounts payable, accrued liabilities and other liabilities	37,225	24,683
Net cash provided by operating activities	122,251	78,232
Investing Activities
Purchases of marketable securities — available-for-sale	(82,491)	—
Sales and maturities of marketable securities — available-for-sale	50,613	—
Purchases of property, equipment and software	(15,153)	(14,498)
Other investing activities	146	19
Net cash used in investing activities	(46,885)	(14,479)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	26,095	11,026
Taxes paid related to the net share settlement of equity awards	(38,201)	(32,046)
Repurchases of common stock	(100,000)	(100,006)
Payment of issuance costs for credit facility	(799)	—
Net cash used in financing activities	(112,905)	(121,026)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,175	(1,154)
Change in cash, cash equivalents and restricted cash	(36,364)	(58,427)
Cash, cash equivalents and restricted cash — Beginning of period	307,138	480,641
Cash, cash equivalents and restricted cash — End of period	$270,774	$422,214
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$8,229	$23,727
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,478	$3,836
Repurchases of common stock recorded in accounts payable and accrued liabilities	$2,442	$2,397

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
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from those described in the Annual Report.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash	$70,708	$56,304
Cash equivalents	199,548	250,075
Total cash and cash equivalents	$270,256	$306,379
Restricted cash	518	759
Total cash, cash equivalents and restricted cash	$270,774	$307,138
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.
3. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Certificates of deposit	$7,688	$—	$—	$7,688
Commercial paper	4,567	—	—	4,567
Corporate bonds	25,422	11	(279)	25,154
Agency bonds	20,820	2	(62)	20,760
U.S. government bonds	69,425	7	(692)	68,740
Total short-term marketable securities	$127,922	$20	$(1,033)	$126,909

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,524	$—	$—	$2,524
Total cash equivalents	2,524	—	—	2,524
Short-term marketable securities:
Certificates of deposit	10,651	—	—	10,651
Commercial paper	13,054	—	—	13,054
Corporate bonds	32,701	3	(353)	32,351
Agency bonds	3,010	—	(11)	2,999
U.S. government bonds	35,479	8	(298)	35,189
Total short-term marketable securities	94,895	11	(662)	94,244
Total	$97,419	$11	$(662)	$96,768

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	June 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$21,595	$(279)	$—	$—	$21,595	$(279)
Agency bonds	14,275	(62)	—	—	14,275	(62)
U.S. government bonds	64,754	(692)	—	—	64,754	(692)
Total	$100,624	$(1,033)	$—	$—	$100,624	$(1,033)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$29,428	$(353)	$—	$—	$29,428	$(353)
Agency bonds	2,999	(11)	—	—	2,999	(11)
U.S. government bonds	27,368	(298)	—	—	27,368	(298)
Total	$59,795	$(662)	$—	$—	$59,795	$(662)
As of June 30, 2023 and December 31, 2022, the Company did not recognize any credit loss related to available-for-sale marketable securities.
The contractual maturities for marketable securities classified as available-for-sale as of June 30, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$72,972	$72,468
Due in one to five years	54,950	54,441
Total	$127,922	$126,909
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

The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$174,178	$—	$—	$174,178	$247,551	$—	$—	$247,551
Commercial paper	—	—	—	—	—	2,524	—	2,524
Marketable securities:
Certificates of deposit	—	7,688	—	7,688	—	10,651	—	10,651
Commercial paper	—	4,567	—	4,567	—	13,054	—	13,054
Corporate bonds	—	25,154	—	25,154	—	32,351	—	32,351
Agency bonds	—	20,760	—	20,760	—	2,999	—	2,999
U.S. government bonds	—	68,740	—	68,740	—	35,189	—	35,189
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,000	—	10,000
Total cash equivalents, marketable securities and other investments	$174,178	$136,909	$—	$311,087	$247,551	$106,768	$—	$354,319
The certificates of deposit that are categorized as other investments are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
The Company's long- and indefinite-lived assets, such as property, equipment and software, goodwill, other intangible assets and right-of-use ("ROU") assets, are measured at fair value on a non-recurring basis if the assets are determined to be impaired. The Company recognized an impairment charge related to the write off of ROU assets and leasehold improvements associated with certain of its office space that it abandoned during the six months ended June 30, 2023 based on the Company's determination that the fair values of these impaired assets were zero. See Note 8, "Leases," for further details.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$14,976	$14,632
Certificates of deposit	10,000	10,000
Non-trade receivables	4,382	31,338
Other current assets	9,332	7,497
Total prepaid expenses and other current assets	$38,690	$63,467
As of June 30, 2023, other current assets primarily consisted of deferred costs related to subleases and unsettled share repurchases as well as income taxes receivable and short-term deposits.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Capitalized website and internal-use software development costs	$245,129	$229,638
Leasehold improvements(1)	57,917	60,407
Computer equipment	48,426	50,920
Furniture and fixtures	10,401	11,627
Telecommunication	4,171	4,930
Software	1,113	1,702
Total	367,157	359,224
Less accumulated depreciation and amortization(1)	(291,569)	(282,000)
Property, equipment and software, net	$75,588	$77,224
(1) Leasehold improvements, net was reduced to reflect an impairment of $1.0 million recorded during the six months ended June 30, 2023 as a result of the Company's abandonment of certain office space. For more information, see Note 8, "Leases."
Depreciation and amortization expense related to property, equipment and software was $10.2 million and $11.0 million for the three months ended June 30, 2023 and 2022, respectively, and $20.7 million and $21.8 million for the six months ended June 30, 2023 and 2022, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2022 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of June 30, 2023 or December 31, 2022 that would more likely than not reduce the fair value of goodwill below its carrying value.
The changes in carrying amount of goodwill during the six months ended June 30, 2023 were as follows (in thousands):

Balance as of December 31, 2022	$102,328
Effect of currency translation	932
Balance as of June 30, 2023	$103,260

Intangible assets that were not fully amortized as of June 30, 2023 and December 31, 2022 consisted of the following (dollars in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(5,904)	$4,014	5.7 years
Licensing agreements	6,129	(1,828)	4,301	6.7 years
Domains and data licenses	2,869	(2,869)	—	0.0 years
Total	$18,916	$(10,601)	$8,315

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(5,550)	$4,368	6.2 years
Licensing agreements	6,129	(1,505)	4,624	7.2 years
Domain and data licenses	2,869	(2,864)	5	0.5 years
Total	$18,916	$(9,919)	$8,997
Amortization expense related to intangible assets was $0.4 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, estimated future amortization expense was as follows (in thousands):

Remainder of 2023	$677
2024	1,353
2025	1,353
2026	1,353
2027	1,353
2028	1,353
Thereafter	873
Total amortization	$8,315
8. LEASES
The components of lease cost, net for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$9,222	$10,499	$18,753	$21,166
Short-term lease cost (12 months or less)	98	270	203	524
Sublease income	(3,403)	(2,777)	(6,794)	(5,555)
Total lease cost, net	$5,917	$7,992	$12,162	$16,135
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.

Supplemental cash flow information related to leases for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,065	$25,511
As of June 30, 2023, maturities of lease liabilities were as follows (in thousands):

Remainder of 2023	$21,368
2024	42,715
2025	22,176
2026	7,239
2027	6,426
2028	6,565
Thereafter	9,726
Total minimum lease payments	116,215
Less imputed interest	(10,192)
Present value of lease liabilities	$106,023
As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years) — operating leases	3.9	4.1
Weighted-average discount rate — operating leases	5.2%	5.3%
During the six months ended June 30, 2023, the Company abandoned certain office space in San Francisco. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the abandonment in accordance with Accounting Standards Codification Topic 360, “Property, Plant, and Equipment,” because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the carrying value of the impacted assets to the fair value to determine the impairment amount and recognized an impairment charge of $3.6 million during the six months ended June 30, 2023, which is included in general and administrative expenses on its condensed consolidated statement of operations. The Company reduced the carrying amount of the ROU asset and leasehold improvements by $2.6 million and $1.0 million, respectively. For more information on the fair values of the ROU asset and leasehold improvements used in the impairment analysis, see Note 4, "Fair Value Measurements."
9. OTHER NON-CURRENT ASSETS
Other non-current assets as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred tax assets	$139,651	$97,426
Deferred contract costs	27,028	25,946
Other non-current assets	12,345	10,617
Total other non-current assets	$179,024	$133,989

10. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$9,277	$7,153
Add: provision for doubtful accounts	14,636	12,676
Less: write-offs, net of recoveries	(15,751)	(11,143)
Balance, end of period	$8,162	$8,686
In calculating the allowance for doubtful accounts as of June 30, 2023 and 2022, the Company considered expectations of probable credit losses, including those associated with the COVID-19 pandemic for the 2022 period, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The increases in the provision for doubtful accounts and write-offs, net of recoveries in the six months ended June 30, 2023, as compared to the prior-year period, were a result of the ordinary course of business, reflecting the increase in net revenue as well as higher aggregate customer delinquencies.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in deferred revenue during the six months ended June 30, 2023 were as follows (in thousands):

Six Months Ended June 30, 2023
Balance, beginning of period	$5,200
Less: recognition of deferred revenue from beginning balance	(4,310)
Add: net increase in current period contract liabilities	4,524
Balance, end of period	$5,414
The majority of the Company's deferred revenue balance as of June 30, 2023 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending September 30, 2023. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of June 30, 2023. No other contract assets or liabilities were recorded on the Company's condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$11,981	$14,525
Employee-related liabilities	72,622	66,929
Taxes payable	46,233	6,218
Accrued legal settlements	15,000	26,250
Other accrued liabilities	26,035	24,028
Total accounts payable and accrued liabilities	$171,871	$137,950
As of June 30, 2023, other accrued liabilities primarily consisted of accrued cost of revenue and operating expenses as well as unsettled share repurchases.

12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Securities Class Action and Derivative Action
On January 18, 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California (the "Court"), naming as defendants the Company and certain of its officers (the “Securities Class Action”). Following the Court's approval of a stipulation to certify a class and denial of the defendants’ motion for summary judgment, the defendants reached an agreement with the plaintiff to settle this matter for $22.25 million. The proposed settlement was subsequently filed with the Court, which preliminarily approved it on July 25, 2022. The settlement was then funded by defendants' insurers during the three months ended September 30, 2022. The Court entered an order granting final approval to the settlement on January 27, 2023 and, on the same day, entered judgment in the Securities Class Action. The settlement resolved all claims asserted against all defendants in the Securities Class Action without any liability or wrongdoing attributed to them.
On August 26, 2022, the Court granted final approval of the settlement of a stockholder derivative action (the “Derivative Action”) asserting claims against certain current and former officers, and naming the Company as a nominal defendant, which arose out of the same facts as the Securities Class Action and was pending before the Court. The settlement resolved all claims asserted against all defendants in the Derivative Action without any liability or wrongdoing attributed to them personally or to the Company. Under the terms of the settlement, the Company’s board of directors adopted certain corporate governance modifications and the Company received $18.0 million of insurance proceeds. The Company paid $3.75 million of such insurance proceeds to the plaintiff’s attorneys as fees. The remaining insurance proceeds partially funded the Securities Class Action settlement.
In 2021, the Company recorded an accrual for loss contingency within accounts payable and accrued liabilities in the aggregate amount of $26.0 million, which represented the total settlement amount for both the Securities Class Action and the Derivative Action, as well as a $26.0 million receivable for loss recovery within prepaid expenses and other current assets for the anticipated insurance proceeds related to these settlements. As of December 31, 2022, following payment to the plaintiff's attorneys in the Derivative Action, the Company had $22.25 million remaining for the settlement of the Securities Class Action on its condensed consolidated balance sheets for the loss contingency accrual and loss recovery receivable. In January 2023, the Company released the remaining receivable and accrual upon the Court granting final approval of these settlements.
CIPA Action
On October 12, 2016, a putative class action lawsuit asserting claims under the California Invasion of Privacy Act was filed against the Company (the "CIPA Action") in the Superior Court of California for the County of San Francisco (the "Superior Court"), in which the plaintiff sought statutory damages and other relief based on alleged unlawful call recording. The Company filed a motion for summary judgment on the basis that it had never recorded the plaintiff, which the Superior Court granted. The plaintiff appealed and, in October 2020, the California Court of Appeal for the First District (the "Court of Appeal") reversed the decision of the Superior Court, holding that the recording of only the Company's consenting sales representatives could violate CIPA, even if the plaintiff was not recorded. The California Supreme Court subsequently denied review of the Court of Appeal's decision and the case was remanded to the Superior Court. On January 18, 2023, the Superior Court granted the plaintiffs’ motion for class certification. In February 2023, the Company filed a petition for a writ with the Court of Appeal seeking reversal of the Superior Court’s class certification decision. The Court of Appeal summarily denied the writ petition on May 25, 2023, following which the Company filed a petition with the California Supreme Court on June 2, 2023 seeking an order directing the Court of Appeal to review the merits of the Company's writ petition. On July 17, 2023, the Company reached a preliminary agreement with the plaintiffs to settle the CIPA Action for $15.0 million, which payment the Company expects to be partially funded by insurance proceeds. The proposed settlement would resolve all claims asserted against the Company in the CIPA Action without any liability or wrongdoing attributed to it. The parties are currently negotiating the definitive terms of the settlement, which will then be presented to the Superior Court for approval.

The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. Although the proposed settlement terms for the CIPA Action remain to be finalized (and will also be subject to court approval), the Company believes the loss is probable and the payment amount of $15.0 million represents a reasonable estimate of loss contingency as of June 30, 2023. The Company had previously recorded a $4.0 million accrual for loss contingency related to the CIPA Action as of December 31, 2022, which it increased by $11.0 million during the three months ended June 30, 2023, resulting in a $15.0 million accrual for loss contingency within accounts payable and accrued liabilities on the Company's condensed consolidated balance sheet as of June 30, 2023. The Company also believes that its anticipated insurance proceeds of approximately $3.3 million related to the CIPA Action settlement are probable and represent a reasonable estimate for loss recovery as of June 30, 2023. Accordingly, the Company recorded a $3.3 million receivable for loss recovery within prepaid expenses and other current assets on its condensed consolidated balance sheet as of June 30, 2023.
Other Legal Proceedings
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
Revolving Credit Facility
On April 28, 2023, the Company entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a five-year $125.0 million senior secured revolving credit facility (the "2023 credit facility"). The 2023 credit facility replaced the Company’s previous $75.0 million revolving credit facility entered into on May 5, 2020 with Wells Fargo Bank, N.A. (the “2020 credit facility”), which terminated concurrently with the establishment of the 2023 credit facility. The 2023 credit facility includes a letter of credit sub-limit of $25.0 million, a bilateral letter of credit facility of $25.0 million and an accordion option, which, if exercised, would allow the Company to increase the aggregate commitments by up to $250.0 million, plus additional amounts if the Company is able to satisfy a leverage test, subject to certain conditions. The commitments under the 2023 credit facility expire on April 28, 2028.

Loans under the 2023 credit facility bear interest, at the Company’s election, at either (a) an adjusted term Secured Overnight Financing Rate plus 0.10% plus a margin of 1.25% - 1.50%, depending on the Company’s total leverage ratio, or (b) an alternative base rate plus a margin of 0.25% - 0.50%, depending on the Company’s total leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at 0.20% - 0.25% per annum, depending on the Company’s total leverage ratio, as well as a letter of credit fee on any outstanding letters of credit that accrues at 1.25% - 1.50% per annum, depending on the Company’s total leverage ratio.

The 2023 credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions, pay dividends, repurchase shares, make investments, or engage in transactions with the Company’s affiliates, in each case subject to certain exceptions. The 2023 credit facility also requires the Company to maintain a total leverage ratio of no greater than 3.75 to 1.00, subject to an increase up to 4.25 to 1.00 for a certain period following significant acquisitions, and an interest coverage ratio of no less than 3.00 to 1.00. The obligations under the 2023 credit facility are secured by liens on substantially all of the Company’s domestic assets, including certain domestic intellectual property assets and the equity of its domestic subsidiaries, as well as a portion of the equity interests the Company holds directly in its foreign subsidiaries.

As of June 30, 2023, the Company had $17.0 million of letters of credit outstanding under the 2023 credit facility sub-limit, which were moved from the 2020 credit facility. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the 2023 credit facility and the Company was in compliance with all conditions and covenants thereunder as of June 30, 2023.
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated (in thousands):

	June 30, 2023		December 31, 2022
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000	69,287	200,000	69,797
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of June 30, 2023, the Company's board of directors had authorized it to repurchase up to an aggregate of $1.45 billion of its outstanding common stock, $181.7 million of which remained available as of June 30, 2023. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the six months ended June 30, 2023, the Company repurchased on the open market and subsequently retired 3,264,260 shares for an aggregate purchase price of $100.0 million. Although no shares were held in treasury stock as of June 30, 2023, an immaterial balance that remained was comprised of excise tax under the Inflation Reduction Act of 2022 on stock repurchases, net of shares issued, during the six-month period. The Company expects to pay the excise tax in early 2024.
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
A summary of stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	3,543	$32.81	3.6	$7,507
Exercised	(716)	21.73
Canceled	(83)	34.56
Outstanding at June 30, 2023	2,744	$35.64	4.0	$10,671
Options vested and exercisable at June 30, 2023	2,681	$35.66	3.9	$10,480

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.1 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $5.5 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively.
There were no options granted during the six months ended June 30, 2023. The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2022 was $16.07 per share.
As of June 30, 2023, total unrecognized compensation costs related to nonvested stock options were approximately $1.0 million, which the Company expects to recognize over a weighted-average time period of 1.7 years.
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
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the year following the year in which the PRSUs are granted. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of June 30, 2023 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the three and six months ended June 30, 2023 for the PRSUs that it expected to vest.

As the PRSU activity during the six months ended June 30, 2023 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the six months ended June 30, 2023 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	9,962	$33.48
Granted	6,207	29.42
Vested(1)	(2,873)	31.61
Canceled	(718)	32.01
Nonvested at June 30, 2023(2)	12,578	$31.99
(1) Includes 1,211,815 shares that vested but were not issued due to the Company's use of net share withholding for payment of employee taxes.
(2) Includes 880,856 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the six months ended June 30, 2023 and 2022 was $91.2 million and $81.4 million, respectively. As of June 30, 2023, the Company had approximately $377.0 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.6 years.
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
There were 379,656 and 380,332 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $28.70 and $28.69 during the three and six months ended June 30, 2023, respectively. There were 364,436 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $25.00 during the three and six months ended June 30, 2022. The Company recognized stock-based compensation expense related to the ESPP of $0.9 million and $0.7 million during the three months ended June 30, 2023 and 2022, respectively. The Company recognized stock-based compensation expense related to the ESPP of $1.8 million and $1.5 million during the six months ended June 30, 2023 and 2022, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$1,346	$1,248	$2,728	$2,553
Sales and marketing	8,607	8,200	17,721	16,855
Product development	24,974	22,304	50,841	45,429
General and administrative	8,653	8,309	18,547	16,284
Total stock-based compensation recorded to income before income taxes	43,580	40,061	89,837	81,121
Benefit from income taxes	(9,271)	(8,819)	(18,875)	(17,957)
Total stock-based compensation recorded to net income attributable to common stockholders	$34,309	$31,242	$70,962	$63,164

The Company capitalized $2.4 million and $2.3 million of stock-based compensation expense as website development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended June 30, 2023 and 2022, respectively, and $5.3 million and $4.8 million in the six months ended June 30, 2023 and 2022, respectively.
14. OTHER INCOME, NET
Other income, net for the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income, net	$4,656	$529	$8,663	$551
Transaction gain (loss) on foreign exchange, net	101	(94)	31	(23)
Other non-operating income, net	1,141	892	2,416	1,728
Other income, net	$5,898	$1,327	$11,110	$2,256
15. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the six months ended June 30, 2023 was $9.7 million, which was due to $12.5 million of U.S. federal, state and foreign income tax expense, partially offset by $2.8 million of net discrete tax benefit primarily related to a one-time litigation settlement expense in connection with the preliminary settlement of the CIPA Action, as detailed in Note 12, "Commitment and Contingencies." The provision for income taxes for the six months ended June 30, 2022 was $6.7 million, which was due to $6.8 million of U.S. federal, state and foreign income tax expense, partially offset by $0.1 million of net discrete tax benefit primarily related to stock-based compensation.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three and six months ended June 30, 2023 and 2022, the difference between the effective tax rate and the federal statutory tax rate primarily related to stock-based compensation and the inclusion of global intangible low-taxed income ("GILTI"), offset by tax credits. As currently enacted, the Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which is expected to increase the amount of the Company's GILTI.
As of June 30, 2023, the total amount of gross unrecognized tax benefits was $63.9 million, $30.3 million of which was subject to a full valuation allowance and would not affect the Company’s effective tax rate if recognized. In the three and six months ended June 30, 2023, the Company recorded an immaterial amount of interest and penalties.
As of June 30, 2023, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $21.1 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2017 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 30, 2023, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.

16. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income per share:
Net income attributable to common stockholders	$14,729	$8,009	$13,551	$7,094
Shares used in computation:
Weighted-average common shares outstanding	69,256	71,217	69,537	71,427
Basic net income per share attributable to common stockholders:	$0.21	$0.11	$0.19	$0.10

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Diluted net income per share:
Net income attributable to common stockholders	$14,729	$8,009	$13,551	$7,094
Shares used in computation:
Weighted-average common shares outstanding	69,256	71,217	69,537	71,427
Stock options	189	445	194	505
RSUs	1,783	1,163	1,909	1,635
ESPP	10	10	5	5
Number of shares used in diluted calculation	71,238	72,835	71,645	73,572
Diluted net income per share attributable to common stockholders:	$0.21	$0.11	$0.19	$0.10
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	2,140	2,444	2,230	2,447
RSUs	4,764	7,958	4,147	6,734
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
Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue by product:
Advertising revenue by category:
Services	$200,274	$174,298	$383,794	$334,561
Restaurants, Retail & Other	121,698	109,220	235,321	212,194
Advertising	321,972	283,518	619,115	546,755
Transactions	3,380	3,940	6,936	7,120
Other	11,774	11,426	23,513	21,637
Total net revenue	$337,126	$298,884	$649,564	$575,512
During the three and six months ended June 30, 2023 and 2022, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$334,713	$296,876	$644,935	$571,520
All other countries	2,413	2,008	4,629	3,992
Total net revenue	$337,126	$298,884	$649,564	$575,512
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
United States	$68,638	$72,325
All other countries	6,950	4,899
Total long-lived assets	$75,588	$77,224

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click ("CPC") basis. In the three months ended June 30, 2023, our net revenue was $337.1 million, up 13% from the three months ended June 30, 2022, and we recorded net income of $14.7 million and adjusted EBITDA of $83.9 million. In the six months ended June 30, 2023, our net revenue was $649.6 million, up 13% from the six months ended June 30, 2022, and we recorded net income of $13.6 million and adjusted EBITDA of $138.0 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see "Non-GAAP Financial Measures" below.
In the second quarter of 2023, our strategic investments in product and marketing continued to drive further progress on our revenue growth initiatives:
•Grow quality leads and monetization in Services. Our ability to drive quality connections between our high-intent audience and service professionals contributed to 15% year-over-year revenue growth in our Services categories. In the second quarter, we remained focused on differentiating the product experience in these categories through further improvements to the Request-a-Quote flow, including by experimenting with new ways to enable consumers to opt in to receiving calls and texts from Services businesses through masked phone numbers to maintain their privacy. Although consumer demand remained relatively muted in the second quarter, with Request-a-Quote requests down approximately 10% year over year, we drove more ad clicks to Services advertisers than in the prior-year period as a result of improvements to our matching technology.
•Drive sales through the most efficient channels. Revenue from our Self-serve and Multi-location channels together comprised the majority of our advertising revenue for the first time in the second quarter. Efficient performance marketing and product improvements to the claim and ads purchase flows continued to drive strong Self-serve customer acquisition. We also improved the experience for existing advertisers by providing additional in-product recommendations. These efforts contributed to an approximately 25% year-over-year increase in Self-serve channel revenue. Revenue from our Multi-location channel grew by approximately 15% both sequentially and year over year.
•Deliver more value to advertisers. In the second quarter, we delivered value to advertisers through high-quality ad clicks. We continued to enhance our ad system and ad formats, including by optimizing our ad system to give new and lightly reviewed businesses more exposure to leads and improving the user experience of ads on our mobile site. We also rolled out an update to our ad system that leverages neural networks to more accurately predict consumer engagement and optimize ad placement for a given consumer. This enhancement, together with other upgrades over the past year utilizing neural networks, has improved the performance of our ad system.
•Enhance the consumer experience. We continued improving the consumer experience through the use of advanced technologies in the second quarter. We experimented with a new ranking model for the home feed that utilizes neural networks to determine the most useful content to display to consumers, which drove greater engagement. We have seen strong adoption of our new video functionality since we incorporated it into the review flow in the first quarter, with submissions more than doubling from the fourth quarter. We also began displaying a numerical rating out to one decimal place in addition to our traditional star rating for each business page on Yelp, which we believe makes it easier for consumers to compare multiple businesses.

Our performance-based ad products and high-intent audience continued to generate robust advertiser demand in the second quarter. We believe our broad-based local advertising platform and product-led strategy position us well in the current uncertain macroeconomic environment and we expect net revenue to increase sequentially in the third quarter.
Key Metrics
We regularly review a number of metrics, including the key metrics set forth below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.
Ad Clicks and Average CPC
The amount of revenue we generate from our pay-for-performance advertising products is determined by the number of ad clicks we deliver to advertisers and the CPCs we charge for those ad clicks.
Ad clicks represent user interactions with our pay-for-performance advertising products, including clicks on advertisements on our website and mobile app, clicks on syndicated advertisements on third-party platforms and Request-a-Quote submissions, among others. Ad clicks include only user interactions that we are able to track directly, and therefore do not include user interactions with ads sold through our advertising partnerships. We do not expect the exclusion of such user interactions to materially affect this metric. We report the year-over-year percentage change in ad clicks as a measure of our success in monetizing more of our consumer activity and delivering more value to advertisers.
Average CPC is calculated as revenue from our performance-based ad products — excluding certain revenue adjustments that do not impact the outcome of an auction for an individual ad click, such as refunds, as well as revenue from our advertising partnerships — divided by the total number of ad clicks for a given period. Average CPC represents the average amount we charge advertisers for each ad click.
We believe that ad clicks and average CPC together reflect one of the most significant dynamics affecting our advertising revenue performance: the interplay of advertiser demand and consumer activity. At the level of an auction for an individual ad click, advertiser demand — consisting of advertiser budgets and the number of advertisers competing to purchase the ad click — intersects with the supply of consumer activity — consisting of the predicted levels of relevant consumer traffic and engagement — to determine CPC, with higher advertiser demand putting upward pressure on the CPC and higher consumer activity putting downward pressure on the CPC. In aggregate, advertiser demand consists of the number of business locations advertising with us (which we refer to as paying advertising locations, as discussed below) and the aggregate budget they allocate to purchasing our advertising products. Aggregate monetizable consumer activity depends on the levels of consumer traffic and engagement with our ads, the numbers of locations where we can display ads and other monetizable features, and our click-through rate, which is the ratio of ad clicks to the number of times the ads were displayed to consumers. The relative strengths of these factors in aggregate are reflected in average CPC.
Ad clicks and average CPC also provide important insight into the value we deliver to advertisers, which we believe is a significant factor in our ability to retain both revenue and customers. For example, a positive change in ad clicks for a given period combined with lower growth or a negative change in average CPC over the same period would indicate that we delivered more ad clicks at lower prices, thereby delivering more value to our advertisers; we would expect this to have a positive impact on retention. Conversely, growth in average CPC paired with a negative or lower growth rate in ad clicks would indicate we charged more without delivering more ad clicks; we would expect this to have a negative impact on retention unless we are able to increase the value we deliver through higher performing ad clicks.
The following table presents year-over-year changes in our ad clicks and average CPC for the periods indicated (each expressed as a percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Ad Clicks	—%	(11)%	—%	(4)%
Average CPC	14%	32%	14%	25%
In the three and six months ended June 30, 2023, advertising revenue grew 14% and 13% year over year, respectively, despite ad clicks remaining flat over the same periods, primarily as a result of increases in average CPC due to strong advertiser demand. We believe this was because we continued to deliver more value to advertisers in the form of higher performing clicks, rather than simply a greater number of clicks as in certain previous periods.

Although both advertiser demand and consumer activity have been subject to complex macroeconomic pressures that have caused volatility in ad clicks and average CPC in recent quarters, the quarter-to-quarter fluctuations in these metrics stabilized from the first to the second quarter. Ad clicks were flat in the second quarter, compared to a 1% increase in the first quarter of 2023, and average CPC increased by 14% year over year in both quarters. While macroeconomic challenges may continue to cause volatility in the near term, we believe this moderation from quarter-to-quarter fluctuations in 2022 reflects a normalizing macro environment.
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
The following table presents our advertising revenue by category for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Services	$200,274	$174,298	15%	$383,794	$334,561	15%
Restaurants, Retail & Other	121,698	109,220	11%	235,321	212,194	11%
Total Advertising Revenue	$321,972	$283,518	14%	$619,115	$546,755	13%
Paying Advertising Locations By Category
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three- or six-month period. We also provide a breakdown of paying advertising locations between our Services categories and RR&O categories.
We provide our paying advertising locations as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, such as ongoing impacts of COVID-19, inflationary pressures and labor and supply chain challenges, have had a predominant negative impact on RR&O paying advertising locations in recent quarters. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.
The following table presents the number of paying advertising locations by category during the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Services	238	232	3%	238	227	5%
Restaurants, Retail & Other	325	337	(4)%	320	330	(3)%
Total Paying Advertising Locations	563	569	(1)%	558	557	—%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change(1)	2023	2022	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$200,274	$174,298	$25,976	15%	$383,794	$334,561	$49,233	15%
Restaurants, Retail & Other	121,698	109,220	12,478	11%	235,321	212,194	23,127	11%
Advertising	321,972	283,518	38,454	14%	619,115	546,755	72,360	13%
Transactions	3,380	3,940	(560)	(14)%	6,936	7,120	(184)	(3)%
Other	11,774	11,426	348	3%	23,513	21,637	1,876	9%
Total net revenue	337,126	298,884	38,242	13%	649,564	575,512	74,052	13%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	30,184	26,988	3,196	12%	56,243	50,417	5,826	12%
Sales and marketing	139,150	129,412	9,738	8%	286,605	255,509	31,096	12%
Product development	85,030	76,848	8,182	11%	173,227	157,533	15,694	10%
General and administrative	53,405	38,377	15,028	39%	99,914	77,760	22,154	28%
Depreciation and amortization	10,615	11,258	(643)	(6)%	21,420	22,748	(1,328)	(6)%
Total costs and expenses	318,384	282,883	35,501	13%	637,409	563,967	73,442	13%
Income from operations	18,742	16,001	2,741	17%	12,155	11,545	610	5%
Other income, net	5,898	1,327	4,571	344%	11,110	2,256	8,854	392%
Income before income taxes	24,640	17,328	7,312	42%	23,265	13,801	9,464	69%
Provision for income taxes	9,911	9,319	592	6%	9,714	6,707	3,007	45%
Net income attributable to common stockholders	$14,729	$8,009	$6,720	84%	$13,551	$7,094	$6,457	91%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
Three and Six Months Ended June 30, 2023 and 2022
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
Advertising revenue for the three and six months ended June 30, 2023 increased 14% and 13% year over year, respectively, primarily as a result of the 14% year-over-year increase in average CPC in each period, despite ad clicks remaining flat over the same periods, as discussed above. The average CPC increases were the result of interrelated factors including higher advertiser demand, the impact of which was partially offset by declines in paying advertising locations for RR&O businesses.
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
Transactions revenue for the three and six months ended June 30, 2023 decreased by immaterial amounts compared to the prior-year periods primarily due to decreases in the volume of food takeout and delivery orders compared to the prior-year periods. For the six months ended June 30, 2023, the decrease was partially offset by an increase in the per-order transaction fee that we receive from Grubhub following the renewal of our partnership in March 2022.
Other Revenue. We generate revenue through our subscription services, including our Yelp Guest Manager product. We also generate revenue through our Yelp Fusion and Yelp Knowledge programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue for the three and six months ended June 30, 2023 increased compared to the prior-year periods primarily reflecting higher revenue from the continued growth of our Yelp Fusion program.
Trends and Uncertainties of Net Revenue. Net revenue increased in the three months ended June 30, 2023 compared to the three months ended March 31, 2023 due to higher average CPC as a result of increased advertiser demand and the continued execution of our strategic initiatives. Despite continued macroeconomic uncertainties and their impacts on consumer behavior, we expect our strategic initiatives to contribute to our business momentum and anticipate net revenue will increase sequentially in the three months ending September 30, 2023.
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
Cost of revenue for the three and six months ended June 30, 2023 increased compared to the prior-year periods, primarily due to:
•increases in advertising fulfillment costs of $2.0 million and $3.2 million, respectively, largely attributable to the expansion of Yelp Audiences;
•increases in merchant credit card fees of $0.6 million and $1.4 million, respectively, due to a higher volume of transactions associated with the increase in advertising revenue; and
•increases in website infrastructure expense of $0.5 million and $1.0 million, respectively, as a result of investments in maintaining and improving our infrastructure.
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
Sales and marketing expenses for the three and six months ended June 30, 2023 increased compared to the prior-year periods, primarily due to increases of $16.3 million and $38.6 million, respectively, in employee costs resulting from higher average sales headcount as well as increased productivity of our Local sales team.
The increases during the three- and six- month periods were partially offset by:
•decreases in marketing spend of $5.3 million and $4.8 million, respectively, primarily for consumer marketing; and

•decreases in workplace operating costs of $1.3 million and 2.7 million, respectively, due to reductions in our leased office space.
We expect sales and marketing expenses to increase in 2023 compared to 2022 as we maintain the headcount on our sales and marketing teams. However, we expect sales and marketing expenses to decrease as a percentage of net revenue in 2023 compared to 2022.
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
Product development expenses for the three and six months ended June 30, 2023 increased compared to the prior-year periods primarily due to increases in employee costs of $7.7 million and $15.2 million, respectively, as a result of higher average headcount.
We expect product development expenses to increase in 2023 compared to 2022 as we maintain our headcount to support our product initiatives. We expect product development expenses as a percentage of net revenue to remain relatively consistent in 2023 compared to 2022.
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
General and administrative expenses for the three and six months ended June 30, 2023 increased compared to the prior-year periods due to:
•a one-time litigation settlement expense of $11.0 million incurred in the current-year periods in connection with the preliminary settlement of a legal case (see Note 12, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail);
•increases in our provision for doubtful accounts of $2.7 million and $2.0 million, respectively, due to increases in advertising revenue and the release of a higher amount of bad debt reserves in the prior-year periods; and
•increases in employee costs of $1.9 million and $7.1 million, respectively, resulting from higher average headcount.
For the six-month period, the increase compared to the prior-year period was also attributable to an impairment charge of $3.6 million incurred during the current-year period related to the abandonment of certain office space in San Francisco. See Note 8, "Leases," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
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
Depreciation and amortization expense for the three and six months ended June 30, 2023 decreased compared to the prior-year periods primarily due to certain assets becoming fully depreciated since the prior-year periods.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, credit facility fees and foreign exchange gains and losses.
Other income, net for the three and six months ended June 30, 2023 increased compared to the prior-year periods, primarily driven by $3.5 million and $7.0 million, respectively, of higher interest income from our investments in money market funds and our portfolio of marketable securities due to increased federal interest rates.

Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Provision for income taxes for the three and six months ended June 30, 2023 increased from the prior-year periods primarily due to an increase in the pre-tax book income for 2023, partially offset by a decrease in the annual estimated effective tax rate.
As of December 31, 2022, we had approximately $97.4 million in net deferred tax assets ("DTAs"). As of June 30, 2023, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
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
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as litigation settlement expenses and impairment charges; and
•other companies, including those in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, net income (loss) and our other GAAP results.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as litigation settlement expenses and impairment charges.

Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$14,729	$8,009	$13,551	$7,094
Provision for income taxes	9,911	9,319	9,714	6,707
Other income, net	(5,898)	(1,327)	(11,110)	(2,256)
Depreciation and amortization	10,615	11,258	21,420	22,748
Stock-based compensation	43,580	40,061	89,837	81,121
Litigation settlement expense(1)	11,000	—	11,000	—
Asset impairment(1)	—	—	3,555	—
Adjusted EBITDA	$83,937	$67,320	$137,967	$115,414

Net revenue	$337,126	$298,884	$649,564	$575,512
Net income margin	4%	3%	2%	1%
Adjusted EBITDA margin	25%	23%	21%	20%
(1) Recorded within general and administrative expenses on our Condensed Consolidated Statements of Operations.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of June 30, 2023, we had cash and cash equivalents of $270.3 million and marketable securities of $126.9 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three months or less. Our cash held internationally as of June 30, 2023 was $26.6 million. As of June 30, 2023, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.
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
On April 28, 2023, we entered into a Revolving Credit and Guaranty Agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for a five-year $125.0 million senior secured revolving credit facility (the "2023 credit facility"). The 2023 credit facility replaced our previous $75.0 million revolving credit facility entered into on May 5, 2020 with Wells Fargo Bank, N.A. (the “2020 credit facility”), which terminated concurrently with the establishment of the 2023 credit facility. The 2023 credit facility includes a $25.0 million letter of credit sub-limit, a $25.0 million bilateral letter of credit facility and an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to $250.0 million, plus additional amounts if we are able to satisfy a leverage test, subject to certain conditions. The 2023 credit facility provides us with the ability to access backup liquidity to fund working capital and for other capital requirements, as needed.
As of June 30, 2023, we were in compliance with all covenants and there were no loans outstanding under the 2023 credit facility. We had $17.0 million of letters of credit under the sub-limit primarily related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $108.0 million remained available under the 2023 credit facility as of June 30, 2023.
For additional details regarding the 2023 credit facility, see Note 12, "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.

Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" included under Part I, Item 1A in our Annual Report, as updated by Part II, Item 1A of this Quarterly Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes in 2023 and beyond, primarily due to the requirement to amortize certain research and development expenses under the Tax Act; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flows related to $36.4 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2023 to 2031. Our cash requirements related to these lease agreements are $116.2 million, of which $42.8 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $35.1 million. See Note 8, "Leases," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $13.3 million, of which approximately $11.3 million is expected to be paid within the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$122,251	$78,232
Net cash used in investing activities	$(46,885)	$(14,479)
Net cash used in financing activities	$(112,905)	$(121,026)
Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2023 increased compared to the prior-year period primarily due to an increase in cash received from customers as a result of higher revenue, a decrease in cash paid for income taxes and an increase in interest income received from our investments, partially offset by an increase in cash paid for higher employee costs.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2023 increased compared to the prior-year period primarily due to the purchase of marketable securities. In July 2022, we began investing in highly rated debt securities as we changed our investment strategy in order to earn a higher overall rate of return from our cash position.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2023 decreased compared to the prior-year period primarily due to an increase in proceeds from stock option exercises, partially offset by an increase in taxes paid related to the net share settlement of equity awards during the six months ended June 30, 2023 compared to the prior-year period.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors has authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock, $158.4 million of which remained available as of July 28, 2023.
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
During the six months ended June 30, 2023, we repurchased 3,264,260 shares on the open market for an aggregate purchase price of $100.0 million. During the six months ended June 30, 2022, we repurchased 3,039,203 shares on the open market for an aggregate purchase price of $100.0 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended June 30, 2023 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 - April 30, 2023	811	$30.08	811	$207,271
May 1 - May 31, 2023	303	$32.15	303	$197,529
June 1 - June 30, 2023	450	$35.29	450	$181,658
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our board of directors authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock, of which $158.4 million remained available as of July 28, 2023. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report.
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
10.1
Revolving Credit and Guaranty Agreement dated as of April 28, 2023, by and between Yelp Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
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

YELP INC.
Date:	August 4, 2023	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)