Form 10-Q
period 2023-09-30
YELP INC
filed 2023-11-03
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of October 27, 2023, there were 68,472,771 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$305,103	$306,379
Short-term marketable securities	121,468	94,244
Accounts receivable (net of allowance for doubtful accounts of $10,889 and $9,277 at September 30, 2023 and December 31, 2022, respectively)	159,633	131,902
Prepaid expenses and other current assets	39,735	63,467
Total current assets	625,939	595,992
Property, equipment and software, net	72,373	77,224
Operating lease right-of-use assets	72,098	97,392
Goodwill	101,927	102,328
Intangibles, net	7,977	8,997
Other non-current assets	147,004	133,989
Total assets	$1,027,318	$1,015,922
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$143,889	$137,950
Operating lease liabilities — current	38,733	39,674
Deferred revenue	7,064	5,200
Total current liabilities	189,686	182,824
Operating lease liabilities — long-term	57,527	86,661
Other long-term liabilities	40,531	36,113
Total liabilities	287,744	305,598
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 68,962 shares issued and outstanding at September 30, 2023, and 69,797 shares issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	1,757,174	1,649,692
Treasury stock	(267)	—
Accumulated other comprehensive loss	(15,278)	(15,545)
Accumulated deficit	(1,002,055)	(923,823)
Total stockholders' equity	739,574	710,324
Total liabilities and stockholders' equity	$1,027,318	$1,015,922

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$345,122	$308,891	$994,686	$884,403
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	28,370	26,805	84,613	77,222
Sales and marketing	137,703	133,061	424,308	388,570
Product development	81,020	75,803	254,247	233,336
General and administrative	45,695	48,381	145,609	126,141
Depreciation and amortization	10,461	11,417	31,881	34,165
Total costs and expenses	303,249	295,467	940,658	859,434
Income from operations	41,873	13,424	54,028	24,969
Other income, net	6,154	2,691	17,264	4,947
Income before income taxes	48,027	16,115	71,292	29,916
(Benefit from) provision for income taxes	(10,189)	7,007	(475)	13,714
Net income attributable to common stockholders	$58,216	$9,108	$71,767	$16,202
Net income per share attributable to common stockholders
Basic	$0.84	$0.13	$1.03	$0.23
Diluted	$0.79	$0.13	$0.98	$0.22
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	69,030	70,630	69,366	71,158
Diluted	73,566	72,658	72,920	73,577

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$58,216	$9,108	$71,767	$16,202
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(1,502)	(4,349)	429	(8,916)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	100	(618)	(162)	(618)
Other comprehensive (loss) income	(1,402)	(4,967)	267	(9,534)
Comprehensive income	$56,814	$4,141	$72,034	$6,668

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2022	71,226	$—	$1,587,337	$(3,138)	$(15,657)	$(849,938)	$718,604
Issuance of common stock upon exercises of employee stock options	192	—	5,083	—	—	—	5,083
Issuance of common stock upon vesting of restricted stock units ("RSUs")	688	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	39,750	—	—	—	39,750
Taxes withheld related to net share settlement of equity awards	—	—	(16,200)	—	—	—	(16,200)
Repurchases of common stock	—	—	—	(50,000)	—	—	(50,000)
Retirement of common stock	(1,707)	—	—	53,138	—	(53,138)	—
Other comprehensive loss	—	—	—	—	(4,967)	—	(4,967)
Net income	—	—	—	—	—	9,108	9,108
Balance as of September 30, 2022	70,399	$—	$1,615,970	$—	$(20,624)	$(893,968)	$701,378

Balance as of June 30, 2023	69,287	$—	$1,732,909	$(159)	$(13,876)	$(1,010,272)	$708,602
Issuance of common stock upon exercises of employee stock options	69	—	2,426	—	—	—	2,426
Issuance of common stock upon vesting of RSUs	821	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	2	—	65	—	—	—	65
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	44,826	—	—	—	44,826
Taxes withheld related to net share settlement of equity awards	—	—	(23,052)	—	—	—	(23,052)
Repurchases of common stock	—	—	—	(50,107)	—	—	(50,107)
Retirement of common stock	(1,217)	—	—	49,999	—	(49,999)	—
Other comprehensive loss	—	—	—	—	(1,402)	—	(1,402)
Net income	—	—	—	—	—	58,216	58,216
Balance as of September 30, 2023	68,962	$—	$1,757,174	$(267)	$(15,278)	$(1,002,055)	$739,574

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2021	72,171	$—	$1,522,572	$—	$(11,090)	$(760,164)	$751,318
Issuance of common stock upon exercises of employee stock options	280	—	7,022	—	—	—	7,022
Issuance of common stock upon vesting of RSUs	2,223	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	364	—	9,110	—	—	—	9,110
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	125,741	—	—	—	125,741
Taxes withheld related to net share settlement of equity awards	—	—	(48,475)	—	—	—	(48,475)
Repurchases of common stock	—	—	—	(150,006)	—	—	(150,006)
Retirement of common stock	(4,639)	—	—	150,006	—	(150,006)	—
Other comprehensive loss	—	—	—	—	(9,534)	—	(9,534)
Net income	—	—	—	—	—	16,202	16,202
Balance as of September 30, 2022	70,399	$—	$1,615,970	$—	$(20,624)	$(893,968)	$701,378

Balance as of December 31, 2022	69,797	$—	$1,649,692	$—	$(15,545)	$(923,823)	$710,324
Issuance of common stock upon exercises of employee stock options	785	—	17,975	—	—	—	17,975
Issuance of common stock upon vesting of RSUs	2,479	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	382	—	10,977	—	—	—	10,977
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	139,988	—	—	—	139,988
Taxes withheld related to net share settlement of equity awards	—	—	(61,458)	—	—	—	(61,458)
Repurchases of common stock	—	—	—	(150,266)	—	—	(150,266)
Retirement of common stock	(4,481)	—	—	149,999	—	(149,999)	—
Other comprehensive income	—	—	—	—	267	—	267
Net income	—	—	—	—	—	71,767	71,767
Balance as of September 30, 2023	68,962	$—	$1,757,174	$(267)	$(15,278)	$(1,002,055)	$739,574

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$71,767	$16,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,881	34,165
Provision for doubtful accounts	26,664	18,249
Stock-based compensation	133,304	119,753
Amortization of right-of-use assets	22,848	24,962
Deferred income taxes	(8,845)	(41,162)
Amortization of deferred contract cost	17,818	13,477
Asset impairment	3,555	10,464
Other adjustments, net	(229)	1,291
Changes in operating assets and liabilities:
Accounts receivable	(54,395)	(38,130)
Prepaid expenses and other assets	3,101	(39,920)
Operating lease liabilities	(30,255)	(29,928)
Accounts payable, accrued liabilities and other liabilities	9,896	58,413
Net cash provided by operating activities	227,110	147,836
Investing Activities
Purchases of marketable securities — available-for-sale	(115,388)	(92,895)
Sales and maturities of marketable securities — available-for-sale	89,613	1,649
Purchases of property, equipment and software	(20,850)	(20,104)
Other investing activities	160	43
Net cash used in investing activities	(46,465)	(111,307)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	28,958	16,143
Taxes paid related to the net share settlement of equity awards	(61,142)	(48,161)
Repurchases of common stock	(149,999)	(150,006)
Payment of issuance costs for credit facility	(1,049)	—
Net cash used in financing activities	(183,232)	(182,024)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	903	(3,030)
Change in cash, cash equivalents and restricted cash	(1,684)	(148,525)
Cash, cash equivalents and restricted cash — Beginning of period	307,138	480,641
Cash, cash equivalents and restricted cash — End of period	$305,454	$332,116
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$8,800	$40,129
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,064	$6,461
Repurchases of common stock recorded in accounts payable and accrued liabilities	$2,677	$2,378

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
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from those described in the Annual Report.

2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash	$96,050	$56,304
Cash equivalents	209,053	250,075
Total cash and cash equivalents	$305,103	$306,379
Restricted cash	351	759
Total cash, cash equivalents and restricted cash	$305,454	$307,138
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.
3. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. government securities	$4,864	$1	$—	$4,865
Total cash equivalents	4,864	1	—	4,865
Short-term marketable securities:
Certificates of deposit	3,751	—	—	3,751
Commercial paper	1,058	—	—	1,058
Corporate bonds	22,871	7	(217)	22,661
Agency bonds	17,174	2	(48)	17,128
U.S. government securities	77,490	2	(622)	76,870
Total short-term marketable securities	122,344	11	(887)	121,468
Total	$127,208	$12	$(887)	$126,333

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,524	$—	$—	$2,524
Total cash equivalents	2,524	—	—	2,524
Short-term marketable securities:
Certificates of deposit	10,651	—	—	10,651
Commercial paper	13,054	—	—	13,054
Corporate bonds	32,701	3	(353)	32,351
Agency bonds	3,010	—	(11)	2,999
U.S. government securities	35,479	8	(298)	35,189
Total short-term marketable securities	94,895	11	(662)	94,244
Total	$97,419	$11	$(662)	$96,768

The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, aggregated by investment category and the length of time that the individual securities have been in a continuous loss position (in thousands):

	September 30, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$6,134	$(52)	$13,227	$(165)	$19,361	$(217)
Agency bonds	14,333	(48)	—	—	14,333	(48)
U.S. government securities	55,871	(461)	13,696	(161)	69,567	(622)
Total	$76,338	$(561)	$26,923	$(326)	$103,261	$(887)

	December 31, 2022
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$29,428	$(353)	$—	$—	$29,428	$(353)
Agency bonds	2,999	(11)	—	—	2,999	(11)
U.S. government securities	27,368	(298)	—	—	27,368	(298)
Total	$59,795	$(662)	$—	$—	$59,795	$(662)
As of September 30, 2023 and December 31, 2022, the Company did not recognize any credit loss related to available-for-sale marketable securities.
The contractual maturities for marketable securities classified as available-for-sale as of September 30, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$72,005	$71,593
Due in one to five years	55,203	54,740
Total	$127,208	$126,333
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
This hierarchy requires the Company to use observable market data, when available, to minimize the use of unobservable inputs when determining fair value. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets. The Company's certificates of deposit, commercial paper, corporate bonds, agency bonds and U.S. government securities are classified within Level 2 of the fair value hierarchy because they have been valued using inputs other than quoted prices in active markets that are observable directly or indirectly.

The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$178,473	$—	$—	$178,473	$247,551	$—	$—	$247,551
U.S. government securities	—	4,865	—	4,865	—	—	—	—
Commercial paper	—	—	—	—	—	2,524	—	2,524
Marketable securities:
Certificates of deposit	—	3,751	—	3,751	—	10,651	—	10,651
Commercial paper	—	1,058	—	1,058	—	13,054	—	13,054
Corporate bonds	—	22,661	—	22,661	—	32,351	—	32,351
Agency bonds	—	17,128	—	17,128	—	2,999	—	2,999
U.S. government securities	—	76,870	—	76,870	—	35,189	—	35,189
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,000	—	10,000
Total cash equivalents, marketable securities and other investments	$178,473	$136,333	$—	$314,806	$247,551	$106,768	$—	$354,319
The certificates of deposit that are categorized as other investments are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
The Company's long- and indefinite-lived assets, such as property, equipment and software, goodwill, other intangible assets and right-of-use ("ROU") assets, are measured at fair value on a non-recurring basis if the assets are determined to be impaired. The Company recognized impairment charges related to the write off of ROU assets and leasehold improvements associated with certain of its office space that it abandoned and subleased during the nine months ended September 30, 2023 and 2022, respectively, based on the Company's determination that the fair values of these impaired assets were zero. See Note 8, "Leases," for further details.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$15,846	$14,632
Certificates of deposit	10,000	10,000
Non-trade receivables(1)	4,566	31,338
Other current assets	9,323	7,497
Total prepaid expenses and other current assets	$39,735	$63,467
(1) The decrease in non-trade receivables during the nine months ended September 30, 2023 was primarily due to the release of the remaining receivable for loss recovery related to the litigation described under "Legal Proceedings—Securities Class Action and Derivative Action" in Note 12, "Commitments and Contingencies."
As of September 30, 2023, other current assets primarily consisted of deferred costs related to unsettled share repurchases and subleases as well as short-term deposits and income taxes receivable.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Capitalized website and internal-use software development costs	$251,774	$229,638
Leasehold improvements(1)	57,707	60,407
Computer equipment	48,751	50,920
Furniture and fixtures	10,358	11,627
Telecommunication	4,171	4,930
Software	1,113	1,702
Total	373,874	359,224
Less accumulated depreciation and amortization(1)	(301,501)	(282,000)
Property, equipment and software, net	$72,373	$77,224
(1) Leasehold improvements, net was reduced to reflect an impairment of $1.0 million recorded during the nine months ended September 30, 2023 as a result of the Company's abandonment of certain office space. For more information, see Note 8, "Leases."
Depreciation and amortization expense related to property, equipment and software was $10.2 million and $11.0 million for the three months ended September 30, 2023 and 2022, respectively, and $30.9 million and $32.8 million for the nine months ended September 30, 2023 and 2022, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2023 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of September 30, 2023 or December 31, 2022 that would more likely than not reduce the fair value of goodwill below its carrying value.
The changes in carrying amount of goodwill during the nine months ended September 30, 2023 were as follows (in thousands):

Balance as of December 31, 2022	$102,328
Effect of currency translation	(401)
Balance as of September 30, 2023	$101,927

Intangible assets that were not fully amortized as of September 30, 2023 and December 31, 2022 consisted of the following (dollars in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(6,081)	$3,837	5.4 years
Licensing agreements	6,129	(1,989)	4,140	6.4 years
Domains and data licenses	2,869	(2,869)	—	0.0 years
Total	$18,916	$(10,939)	$7,977

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(5,550)	$4,368	6.2 years
Licensing agreements	6,129	(1,505)	4,624	7.2 years
Domain and data licenses	2,869	(2,864)	5	0.5 years
Total	$18,916	$(9,919)	$8,997
Amortization expense related to intangible assets was $0.3 million for each of the three months ended September 30, 2023 and 2022, and $1.0 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, estimated future amortization expense was as follows (in thousands):

Remainder of 2023	$339
2024	1,353
2025	1,353
2026	1,353
2027	1,353
2028	1,353
Thereafter	873
Total amortization	$7,977
8. LEASES
The components of lease cost, net for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$8,501	$10,008	$27,254	$31,174
Short-term lease cost (12 months or less)	95	291	298	815
Sublease income	(3,403)	(3,195)	(10,197)	(8,749)
Total lease cost, net	$5,193	$7,104	$17,355	$23,240
The Company's leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.

Supplemental cash flow information related to leases for the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,723	$39,148
As of September 30, 2023, maturities of lease liabilities were as follows (in thousands):

Remainder of 2023	$10,670
2024	42,638
2025	22,103
2026	7,165
2027	6,353
2028	6,491
Thereafter	9,620
Total minimum lease payments	105,040
Less imputed interest	(8,780)
Present value of lease liabilities	$96,260
As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years) — operating leases	3.8	4.1
Weighted-average discount rate — operating leases	5.2%	5.3%
The Company abandoned certain office space in San Francisco during the nine months ended September 30, 2023 and entered into a sublease agreement for a portion of its office space in New York during the nine months ended September 30, 2022. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the abandonment and sublease in accordance with Accounting Standards Codification Topic 360, “Property, Plant, and Equipment,” because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the carrying value of the impacted assets to the fair value to determine the impairment amount and recognized impairment charges of $3.6 million and $10.5 million during the nine months ended September 30, 2023 and 2022, respectively, which are included in general and administrative expenses on its condensed consolidated statement of operations. The impairment charge during the nine months ended September 30, 2023 reduced the carrying amount of the ROU asset and leasehold improvements by $2.6 million and $1.0 million, respectively. The impairment charge during the nine months ended September 30, 2022 reduced the carrying amount of the ROU asset and leasehold improvements by $9.0 million and $1.5 million, respectively. For more information on the fair values of the ROU asset and leasehold improvements used in the impairment analysis, see Note 4, "Fair Value Measurements."
9. OTHER NON-CURRENT ASSETS
Other non-current assets as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Deferred tax assets	$106,290	$97,426
Deferred contract costs	28,651	25,946
Other non-current assets	12,063	10,617
Total other non-current assets	$147,004	$133,989

10. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$9,277	$7,153
Add: provision for doubtful accounts	26,664	18,249
Less: write-offs, net of recoveries	(25,052)	(16,663)
Balance, end of period	$10,889	$8,739
In calculating the allowance for doubtful accounts as of September 30, 2023 and 2022, the Company considered expectations of probable credit losses, including those associated with the COVID-19 pandemic for the 2022 period, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The increases in the provision for doubtful accounts and write-offs, net of recoveries in the nine months ended September 30, 2023 as compared to the prior-year period were a result of the ordinary course of business, reflecting the increase in net revenue as well as higher aggregate customer delinquencies.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in deferred revenue during the nine months ended September 30, 2023 were as follows (in thousands):

Nine Months Ended September 30, 2023
Balance, beginning of period	$5,200
Less: recognition of deferred revenue from beginning balance	(4,723)
Add: net increase in current period contract liabilities	6,587
Balance, end of period	$7,064
The majority of the Company's deferred revenue balance as of September 30, 2023 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending December 31, 2023. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of September 30, 2023. No other contract assets or liabilities were recorded on the Company's condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$6,673	$14,525
Employee-related liabilities	91,750	66,929
Accrued cost of revenue	9,346	6,248
Accrued legal settlements	15,000	26,250
Other accrued liabilities	21,120	23,998
Total accounts payable and accrued liabilities	$143,889	$137,950
As of September 30, 2023, other accrued liabilities primarily consisted of accrued operating expenses, income taxes payable and unsettled share repurchases.

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
CIPA Action
On October 12, 2016, a putative class action lawsuit asserting claims under the California Invasion of Privacy Act was filed against the Company (the "CIPA Action") in the Superior Court of California for the County of San Francisco (the "Superior Court"), in which the plaintiff sought statutory damages and other relief based on alleged unlawful call recording. The Company filed a motion for summary judgment on the basis that it had never recorded the plaintiff, which the Superior Court granted. The plaintiff appealed and, in October 2020, the California Court of Appeal for the First District (the "Court of Appeal") reversed the decision of the Superior Court, holding that the recording of only the Company's consenting sales representatives could violate CIPA, even if the plaintiff was not recorded. The California Supreme Court subsequently denied review of the Court of Appeal's decision and the case was remanded to the Superior Court. On January 18, 2023, the Superior Court granted the plaintiffs’ motion for class certification. In February 2023, the Company filed a petition for a writ with the Court of Appeal seeking reversal of the Superior Court’s class certification decision. The Court of Appeal summarily denied the writ petition on May 25, 2023, following which the Company filed a petition with the California Supreme Court on June 2, 2023 seeking an order directing the Court of Appeal to review the merits of the Company's writ petition. On July 17, 2023, the Company reached a preliminary agreement with the plaintiffs to settle the CIPA Action for $15.0 million, which payment the Company expects to be partially funded by insurance proceeds. The settlement would resolve all claims asserted against the Company in the CIPA Action without any liability or wrongdoing attributed to it. The parties have executed a settlement agreement, which the plaintiff has presented to the Superior Court for approval. A hearing regarding the preliminary approval of the settlement is scheduled for December 21, 2023.

The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. Although the settlement agreement for the CIPA Action remain subject to court approval, the Company believes the loss is probable and the payment amount of $15.0 million represents a reasonable estimate of loss contingency as of September 30, 2023. The Company had previously recorded a $4.0 million accrual for loss contingency related to the CIPA Action as of December 31, 2022, and recorded an additional accrual of $11.0 million during the three months ended June 30, 2023, resulting in a $15.0 million accrual for loss contingency within accounts payable and accrued liabilities on the Company's condensed consolidated balance sheet as of September 30, 2023. The Company also believes that anticipated insurance proceeds of $3.9 million are probable and represent a reasonable estimate for loss recovery as of September 30, 2023. The Company had previously reflected a $3.3 million receivable for loss recovery as of June 30, 2023, and recorded an additional receivable of $0.6 million for legal fee reimbursements during the three months ended September 30, 2023, resulting in a $3.9 million receivable for loss recovery within prepaid expenses and other current assets on the Company's condensed consolidated balance sheet as of September 30, 2023.
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

As of September 30, 2023, the Company had $14.1 million of letters of credit outstanding under the 2023 credit facility sub-limit, which were moved from the 2020 credit facility. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the 2023 credit facility and the Company was in compliance with all conditions and covenants thereunder as of September 30, 2023.
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of the dates indicated (in thousands):

	September 30, 2023		December 31, 2022
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Stockholders’ equity:
Common stock, $0.000001 par value	200,000	68,962	200,000	69,797
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of September 30, 2023, the Company's board of directors had authorized it to repurchase up to an aggregate of $1.45 billion of its outstanding common stock, $131.7 million of which remained available as of September 30, 2023. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the nine months ended September 30, 2023, the Company repurchased on the open market and subsequently retired 4,481,278 shares for an aggregate purchase price of $150.0 million. Although no shares were held in treasury stock as of September 30, 2023, an immaterial balance that remained was comprised of excise tax under the Inflation Reduction Act of 2022 on stock repurchases, net of shares issued, during the nine-month period. The Company expects to pay the excise tax in early 2024.
During the nine months ended September 30, 2022, the Company repurchased on the open market and subsequently retired 4,639,373 shares for an aggregate purchase price of $150.0 million. The Company had no treasury stock balance as of September 30, 2022.
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
A summary of stock option activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	3,543	$32.81	3.6	$7,507
Exercised	(785)	22.90
Canceled	(139)	44.28
Outstanding at September 30, 2023	2,619	$35.17	3.8	$20,466
Options vested and exercisable at September 30, 2023	2,567	$35.16	3.7	$20,144

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.6 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, and $6.1 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.
There were no options granted during the nine months ended September 30, 2023. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $16.07 per share.
As of September 30, 2023, total unrecognized compensation costs related to nonvested stock options were approximately $0.8 million, which the Company expects to recognize over a weighted-average time period of 1.5 years.
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
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company's level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the year following the year in which the PRSUs are granted. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee's continued service as of each such vesting date. The Company performed an analysis as of September 30, 2023 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the three and nine months ended September 30, 2023 for the PRSUs that it expected to vest.

As the PRSU activity during the nine months ended September 30, 2023 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the nine months ended September 30, 2023 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	9,962	$33.48
Granted	6,651	30.26
Vested(1)	(4,256)	31.70
Canceled	(962)	32.11
Nonvested at September 30, 2023(2)	11,395	$32.39
(1) Includes 1,773,410 shares that vested but were not issued due to the Company's use of net share withholding for payment of employee taxes.
(2) Includes 822,473 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the nine months ended September 30, 2023 and 2022 was $147.9 million and $122.2 million, respectively. As of September 30, 2023, the Company had approximately $342.7 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.4 years.
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
There were 2,295 and 382,627 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $28.48 and $28.69 during the three and nine months ended September 30, 2023, respectively. There were 364,436 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $25.00 during the nine months ended September 30, 2022, and no shares were purchased during the three-month period. The Company recognized stock-based compensation expense related to the ESPP of $0.9 million and $0.8 million during the three months ended September 30, 2023 and 2022, respectively. The Company recognized stock-based compensation expense related to the ESPP of $2.7 million and $2.3 million during the nine months ended September 30, 2023 and 2022, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$1,298	$1,148	$4,026	$3,701
Sales and marketing	9,200	8,606	26,921	25,461
Product development	24,047	21,352	74,888	66,781
General and administrative	8,922	7,526	27,469	23,810
Total stock-based compensation recorded to income before income taxes	43,467	38,632	133,304	119,753
Benefit from income taxes	(9,023)	(8,489)	(27,898)	(26,446)
Total stock-based compensation recorded to net income attributable to common stockholders	$34,444	$30,143	$105,406	$93,307

The Company capitalized $2.2 million and $1.9 million of stock-based compensation expense as website development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended September 30, 2023 and 2022, respectively, and $7.5 million and $6.7 million in the nine months ended September 30, 2023 and 2022, respectively.
14. OTHER INCOME, NET
Other income, net for the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income, net	$5,187	$2,007	$13,850	$2,558
Transaction loss on foreign exchange, net	(100)	(213)	(69)	(236)
Other non-operating income, net	1,067	897	3,483	2,625
Other income, net	$6,154	$2,691	$17,264	$4,947
15. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The benefit from income taxes for the nine months ended September 30, 2023 was $0.5 million, which was due to $20.1 million of net discrete tax benefit primarily related to: the 2022 federal and state tax provision to return adjustments, which mainly resulted from the release of Internal Revenue Service guidance related to the requirement to capitalize and amortize certain research and development expenses under the U.S. Tax Cuts and Jobs Act; a one-time litigation settlement loss contingency in connection with the agreement to settle the CIPA Action; and the tax benefit related to stock-based compensation. These tax benefits were partially offset by $19.6 million of U.S. federal, state and foreign income tax expense. The provision for income taxes for the nine months ended September 30, 2022 was $13.7 million, which was due to $13.7 million of U.S. federal, state and foreign income tax expense.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three and nine months ended September 30, 2023, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by stock-based compensation. For the three and nine months ended September 30, 2022, the difference between the effective tax rate and the federal statutory tax rate primarily related to stock-based compensation and the inclusion of global intangible low-taxed income, offset by tax credits.
As of September 30, 2023, the Company had $33.6 million of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate. In the three and nine months ended September 30, 2023, the Company recorded an immaterial amount of interest and penalties.
As of September 30, 2023, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $23.3 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company's foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2017 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 30, 2023, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.
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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income per share:
Net income attributable to common stockholders	$58,216	$9,108	$71,767	$16,202
Shares used in computation:
Weighted-average common shares outstanding	69,030	70,630	69,366	71,158
Basic net income per share attributable to common stockholders:	$0.84	$0.13	$1.03	$0.23

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Diluted net income per share:
Net income attributable to common stockholders	$58,216	$9,108	$71,767	$16,202
Shares used in computation:
Weighted-average common shares outstanding	69,030	70,630	69,366	71,158
Stock options	501	472	246	494
RSUs	3,899	1,398	3,259	1,868
ESPP	136	158	49	57
Number of shares used in diluted calculation	73,566	72,658	72,920	73,577
Diluted net income per share attributable to common stockholders:	$0.79	$0.13	$0.98	$0.22
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	761	2,354	1,319	2,415
RSUs	26	5,674	364	1,649
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
Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue by product:
Advertising revenue by category:
Services	$206,178	$180,957	$589,972	$515,518
Restaurants, Retail & Other	123,854	112,707	359,175	324,901
Advertising	330,032	293,664	949,147	840,419
Transactions	3,145	3,652	10,081	10,772
Other	11,945	11,575	35,458	33,212
Total net revenue	$345,122	$308,891	$994,686	$884,403
During the three and nine months ended September 30, 2023 and 2022, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$342,600	$306,773	$987,535	$878,293
All other countries	2,522	2,118	7,151	6,110
Total net revenue	$345,122	$308,891	$994,686	$884,403
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
United States	$66,029	$72,325
All other countries	6,344	4,899
Total long-lived assets	$72,373	$77,224

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click ("CPC") basis. In the three months ended September 30, 2023, our net revenue was $345.1 million, up 12% from the three months ended September 30, 2022, and we recorded net income of $58.2 million and adjusted EBITDA of $96.5 million. In the nine months ended September 30, 2023, our net revenue was $994.7 million, up 12% from the nine months ended September 30, 2022, and we recorded net income of $71.8 million and adjusted EBITDA of $234.4 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see "Non-GAAP Financial Measures" below.
In the third quarter of 2023, our strategic investments in product and marketing continued to drive further progress on our revenue growth initiatives:
•Grow quality leads and monetization in Services. Advertising revenue from Services businesses increased by 14% year over year in the third quarter, led by approximately 20% year-over-year revenue growth in the Home Services category. Improvements to the Request-a-Quote flow drove a sequential increase in consumer requests despite muted consumer demand for Services in the third quarter, with requests down approximately 5% year over year. We also continued working to improve the overall Services experience, including completing the nationwide expansion of Yelp Guaranteed. Additionally, we launched new dynamic landing pages based on the consumer's location that serve as an entry point to a monetized project submission flow for several test categories and geographies. We expect such product features, among others, will enable us to drive more leads to advertisers both on Yelp and through search engine marketing.
•Drive sales through the most efficient channels. Revenue from our Self-serve and Multi-location channels together comprised the majority of our advertising revenue in the third quarter. Performance marketing and improvements to the claim and ads purchase flows drove record Self-serve customer acquisition, which accounted for nearly half of all small and medium-sized business acquisitions in the third quarter. We also continued to improve the experience for advertisers through in-product recommendations. These efforts contributed to an approximately 25% year-over-year increase in Self-serve channel revenue. Revenue from our Multi-location channel grew by approximately 10% year over year, driven by growth in advertiser demand, as reflected in average revenue per location and consistent revenue growth from enterprise advertisers.
•Deliver more value to advertisers. In the third quarter, we continued to deliver value to advertisers through high-quality ad clicks by further improving our ad system and formats. We implemented an update that paces ad campaigns more evenly throughout the month, freeing up additional inventory for ad clicks. Recent ad format improvements, as well as our photo selector tool, which leverages artificial intelligence to predict which photo to display in an ad to maximize clicks, have resulted in a significant increase in click-through rates. These improvements together contributed to ad clicks returning to year-over-year growth in the third quarter. While strength in advertiser demand drove an increase in average CPC in the third quarter, the continued improvements to our ad system kept its growth to 4% year over year, allowing us to deliver more value to advertisers through more clicks at compelling prices.
•Enhance the consumer experience. We continued improving the consumer experience through the use of advanced technologies in the third quarter. We utilized neural networks to better detect photos that may violate our content guidelines, which contributes to a safer environment for consumers while also improving the efficiency of our user operations team. We also leveraged multiple machine learning models to create a simplified system for review topic suggestions, which we expect to facilitate the expansion of review topic suggestions into more categories. Our new neural network-powered ranking model for our mobile app's home feed also contributed to greater engagement.
Our performance-based ad products and high-intent audience continued to generate robust advertiser demand in the third quarter. We believe our broad-based local advertising platform and product-led strategy position us well in the current uncertain macroeconomic environment. While we anticipate net revenue will decrease modestly in the fourth quarter compared to the third quarter due to typical seasonality in Services and macroeconomic uncertainties, we expect net revenue for the full year 2023 to increase compared to 2022.
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
The following table presents year-over-year changes in our ad clicks and average CPC for the periods indicated (each expressed as a percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Ad Clicks	9%	(15)%	3%	(8)%
Average CPC	4%	36%	11%	29%

In the three and nine months ended September 30, 2023, advertising revenue grew 12% and 13% year over year, respectively, due to year-over-year increases in both ad clicks and average CPC. Ad clicks returned to growth in the three and nine months ended September 30, 2023, driven by ad system and ad format improvements. Average CPC also increased in the three and nine months ended September 30, 2023 due to interrelated factors including higher advertiser demand, as reflected in increases in average advertising revenue per paying advertising location.
Although average CPC was up year over year in the third quarter of 2023, it continued the moderating trend observed from the first to the second quarter of 2023, compared to the more volatile quarter-to-quarter fluctuations in 2022. However, complex macroeconomic pressures may continue to cause volatility in the near term.
Advertising Revenue by Category
Our advertising revenue comprises revenue from the sale of our advertising products, including the resale of our advertising products by partners and syndicated ads appearing on third-party platforms.
To reflect our strategic focus on creating two differentiated experiences on Yelp, we provide a breakdown of our advertising revenue attributable to businesses in two high-level category groupings: Services and Restaurants, Retail and Other ("RR&O"). Our Services categories consist of home, local, auto, professional, pets, events, real estate and financial services. Our RR&O categories consist of restaurants, shopping, beauty & fitness, health and other.
The following table presents our advertising revenue by category for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Services	$206,178	$180,957	14%	$589,972	$515,518	14%
Restaurants, Retail & Other	123,854	112,707	10%	359,175	324,901	11%
Total Advertising Revenue	$330,032	$293,664	12%	$949,147	$840,419	13%
Paying Advertising Locations by Category
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three- or nine-month period. We also provide a breakdown of paying advertising locations between our Services categories and RR&O categories.
We provide our paying advertising locations as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, such as the lingering impact of the COVID-19 pandemic, inflationary pressures and labor and supply chain challenges, have had a predominant negative impact on RR&O paying advertising locations in recent quarters. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.
The following table presents the number of paying advertising locations by category during the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Services	235	238	(1)%	237	231	3%
Restaurants, Retail & Other	326	334	(2)%	322	331	(3)%
Total Paying Advertising Locations	561	572	(2)%	559	562	(1)%
Paying advertising locations decreased in the three and nine months ended September 30, 2023 compared to the prior-year periods largely due to a few lower-spend enterprise advertisers that turned off their advertising spend prior to the current-year periods.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change(1)	2023	2022	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$206,178	$180,957	$25,221	14%	$589,972	$515,518	$74,454	14%
Restaurants, Retail & Other	123,854	112,707	11,147	10%	359,175	324,901	34,274	11%
Advertising	330,032	293,664	36,368	12%	949,147	840,419	108,728	13%
Transactions	3,145	3,652	(507)	(14)%	10,081	10,772	(691)	(6)%
Other	11,945	11,575	370	3%	35,458	33,212	2,246	7%
Total net revenue	345,122	308,891	36,231	12%	994,686	884,403	110,283	12%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	28,370	26,805	1,565	6%	84,613	77,222	7,391	10%
Sales and marketing	137,703	133,061	4,642	3%	424,308	388,570	35,738	9%
Product development	81,020	75,803	5,217	7%	254,247	233,336	20,911	9%
General and administrative	45,695	48,381	(2,686)	(6)%	145,609	126,141	19,468	15%
Depreciation and amortization	10,461	11,417	(956)	(8)%	31,881	34,165	(2,284)	(7)%
Total costs and expenses	303,249	295,467	7,782	3%	940,658	859,434	81,224	9%
Income from operations	41,873	13,424	28,449	212%	54,028	24,969	29,059	116%
Other income, net	6,154	2,691	3,463	129%	17,264	4,947	12,317	249%
Income before income taxes	48,027	16,115	31,912	198%	71,292	29,916	41,376	138%
(Benefit from) provision for income taxes	(10,189)	7,007	(17,196)	(245)%	(475)	13,714	(14,189)	(103)%
Net income attributable to common stockholders	$58,216	$9,108	$49,108	539%	$71,767	$16,202	$55,565	343%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
Three and Nine Months Ended September 30, 2023 and 2022
Net Revenue
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
Advertising revenue for the three months ended September 30, 2023 increased 12% year over year as a result of a 9% increase in ad clicks and a 4% increase in average CPC. Advertising revenue for the nine months ended September 30, 2023 increased 13% year over year as a result of a 3% increase in ad clicks and a 11% increase in average CPC.
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
Transactions revenue for the three and nine months ended September 30, 2023 decreased by immaterial amounts compared to the prior-year periods primarily due to decreases in the volume of food takeout and delivery orders compared to the prior-year periods. For the nine months ended September 30, 2023, the decrease was partially offset by an increase in the per-order transaction fee that we receive from Grubhub following the renewal of our partnership in March 2022.

Other Revenue. We generate revenue through our subscription services, including our Yelp Guest Manager product. We also generate revenue through our Yelp Fusion and Yelp Knowledge programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships.
Other revenue for the three and nine months ended September 30, 2023 increased compared to the prior-year periods, primarily reflecting higher revenue from the continued growth of our Yelp Fusion and Yelp Knowledge programs.
Trends and Uncertainties of Net Revenue. Net revenue increased in the three months ended September 30, 2023 compared to the three months ended June 30, 2023 as we continued to execute on our strategic initiatives. We expect net revenue for the three months ending December 31, 2023 to decrease slightly from the third quarter of 2023, reflecting typical seasonality in Services and macroeconomic uncertainties.
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
Cost of revenue for the three and nine months ended September 30, 2023 increased compared to the prior-year periods, primarily due to:
•increases in website infrastructure expense of $0.9 million and $1.9 million, respectively, as a result of investments in maintaining and improving our infrastructure; and
•increases in merchant credit card fees of $0.8 million and $2.1 million, respectively, due to higher volumes of transactions associated with the increase in advertising revenue.
Cost of revenue for the nine months ended September 30, 2023 also increased year over year due to a $2.8 million increase in advertising fulfillment costs, which were largely attributable to the expansion of Yelp Audiences.
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
Sales and marketing expenses for the three and nine months ended September 30, 2023 increased compared to the prior-year periods, primarily due to increases in employee costs of $11.2 million and $49.8 million, respectively, resulting from higher average sales headcount, the increased productivity of our Local sales team and higher cost of labor.
The increases during the three- and nine- month periods were partially offset by:
•decreases in marketing spend of $4.8 million and $9.6 million, respectively, primarily for business owner and consumer marketing; and
•decreases in workplace operating costs of $1.8 million and $4.5 million, respectively, due to reductions in our leased office space.
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
Product development expenses for the three and nine months ended September 30, 2023 increased compared to the prior-year periods primarily due to increases in employee costs of $5.5 million and $20.7 million, respectively, as a result of higher average headcount and higher cost of labor.

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
General and administrative expenses for the three months ended September 30, 2023 decreased compared to the prior-year period due to the $10.5 million impairment charge incurred in the prior-year period related to the sublease of the New York office, which did not recur in the current-year period. See Note 8, "Leases," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail. This decrease was partially offset by:
•an increase in our provision for doubtful accounts of $6.5 million due to an increase in advertising revenue, an anticipated increase in customer delinquencies and the release of a higher amount of bad debt reserves in the prior-year period; and
•an increase in employee costs of $2.3 million, primarily driven by higher cost of labor.
General and administrative expenses for the nine months ended September 30, 2023 increased compared to the prior-year period due to:
•a one-time litigation settlement loss contingency of $11.0 million incurred in the current-year period in connection with the agreement to settle a putative class action lawsuit asserting claims under the California Invasion of Privacy Act (the "CIPA Action"). See Note 12, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail;
•an increase in employee costs of $9.3 million as a result of higher cost of labor and higher average headcount; and
•an increase in our provision for doubtful accounts of $8.4 million due to an increase in advertising revenue and the release of a higher amount of bad debt reserves in the prior-year period.
These increases during the nine-month period were partially offset by a $6.9 million decrease in impairment charges due to the sublease of the New York office in the prior-year period, partially offset by the abandonment of certain office space in San Francisco in the current-year period. See Note 8, "Leases," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
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
Depreciation and amortization expense for the three and nine months ended September 30, 2023 decreased compared to the prior-year periods primarily due to certain assets becoming fully depreciated since the prior-year periods.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, credit facility fees and foreign exchange gains and losses.
Other income, net for the three and nine months ended September 30, 2023 increased compared to the prior-year periods, primarily driven by $3.0 million and $10.0 million, respectively, of higher interest income due to increased federal interest rates.
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

Benefit from income taxes for the three and nine months ended September 30, 2023 increased from a provision in the prior-year periods primarily due to a decrease in the annual effective tax rate estimated for 2023 primarily as a result of Internal Revenue Service ("IRS") guidance published in the third quarter of 2023 that reduced the amount of research and development expenses required to be capitalized under the U.S. Tax Cuts and Jobs Act (the "Tax Act"). This guidance also resulted in increases in discrete tax benefits, including a $15 million benefit from the 2022 federal and state tax provision to return adjustments.
As of December 31, 2022, we had approximately $97.4 million in net deferred tax assets ("DTAs"). As of September 30, 2023, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
We currently estimate that our effective GAAP tax rate (before discrete items) for 2023 and beyond will be in the range of 22% to 26%. However, our GAAP tax rate depends on a number of factors that are not in our direct control and/or that are subject to quarterly variability, such as potential legislative reforms, IRS interpretive guidance and our stock price, which limits our visibility into the applicable rate for future fiscal periods. We do not plan to provide regular updates to the estimated range provided here given the uncertainty inherent in it as a result of these factors; however, we note that these may have a material and adverse impact on our cash flows in 2023 as well as future years.
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
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as material litigation settlements, impairment charges and fees related to shareholder activism; and
•other companies, including those in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA and adjusted EBITDA margin alongside other financial performance measures, net income (loss) and our other GAAP results.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as material litigation settlements, impairment charges and fees related to shareholder activism that we deem not to be indicative of our ongoing operating performance.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.

The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for each of the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$58,216	$9,108	$71,767	$16,202
(Benefit from) provision for income taxes	(10,189)	7,007	(475)	13,714
Other income, net	(6,154)	(2,691)	(17,264)	(4,947)
Depreciation and amortization	10,461	11,417	31,881	34,165
Stock-based compensation	43,467	38,632	133,304	119,753
Litigation settlement(1)(2)	—	—	11,000	—
Asset impairment(1)	—	10,464	3,555	10,464
Fees related to shareholder activism(1)	671	—	671	—
Adjusted EBITDA	$96,472	$73,937	$234,439	$189,351

Net revenue	$345,122	$308,891	$994,686	$884,403
Net income margin	17%	3%	7%	2%
Adjusted EBITDA margin	28%	24%	24%	21%
(1) Recorded within general and administrative expenses on our Condensed Consolidated Statements of Operations.
(2) Represents the loss contingency recorded in connection with the agreement to settle the CIPA Action. Note that this amount does not include any legal fee reimbursements that we expect to receive related to this matter; we do not adjust for legal fees and related reimbursements, which we consider to be part of our ongoing operations. See Note 12, "Commitments and Contingencies," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for additional information.
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of September 30, 2023, we had cash and cash equivalents of $305.1 million and marketable securities of $121.5 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three months or less. Our cash held internationally as of September 30, 2023 was $25.3 million. As of September 30, 2023, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.
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
As of September 30, 2023, we were in compliance with all covenants and there were no loans outstanding under the 2023 credit facility. We had $14.1 million of letters of credit under the sub-limit primarily related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $110.9 million remained available under the 2023 credit facility as of September 30, 2023.
For additional details regarding the 2023 credit facility, see Note 12, "Commitments and Contingencies" of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under "Risk Factors" included under Part I, Item 1A in our Annual Report, as updated by Part II, Item 1A of this Quarterly Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes in 2023 and beyond due to, among other things, the requirement to capitalize and amortize certain research and development expenses under the Tax Act and the other factors discussed in "—Results of Operations—(Benefit from) Provision for Income Taxes" above; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flows related to $34.9 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire through 2031. Our cash requirements related to these lease agreements are $105.0 million, of which $42.8 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $31.1 million. See Note 8, "Leases," of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $211.0 million, of which approximately $47.9 million is expected to be paid within the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Condensed Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$227,110	$147,836
Net cash used in investing activities	$(46,465)	$(111,307)
Net cash used in financing activities	$(183,232)	$(182,024)
Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2023 increased by $79.3 million compared to the nine months ended September 30, 2022, primarily as a result of an increase of $90.7 million in cash collected from customers primarily due to an increase in revenue, and a decrease of $31.3 million due to the timing of income taxes paid, primarily as a result of our deferral of certain federal income tax payments pursuant to the tax relief provided by the IRS release CA-2023-03. These movements were partially offset by an increase of $50.1 million in the amount of employee salaries, commissions and bonuses paid, primarily resulting from higher average headcount, higher cost of labor and increased productivity of our sales teams.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2023 decreased compared to the prior-year period primarily due to a decrease in net purchases of marketable securities. In July 2022, we began investing in highly rated debt securities as we changed our investment strategy in order to earn a higher overall rate of return from our cash position.
Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2023 increased compared to the prior-year period primarily due an increase in taxes paid related to the net share settlement of equity awards as well as the payment of issuance costs for the 2023 Credit Facility, partially offset by an increase in proceeds from stock option exercises during the nine months ended September 30, 2023 compared to the prior-year period.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors has authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock, $108.5 million of which remained available as of October 27, 2023.
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
During the nine months ended September 30, 2023, we repurchased on the open market 4,481,278 shares for an aggregate purchase price of $150.0 million. During the nine months ended September 30, 2022, we repurchased on the open market 4,639,373 shares for an aggregate purchase price of $150.0 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended September 30, 2023 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 - July 31, 2023	631	$39.34	631	$156,851
August 1 - August 31, 2023	223	$42.64	223	$147,348
September 1 - September 30, 2023	363	$43.16	363	$131,659
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our board of directors authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock, of which $108.5 million remained available as of October 27, 2023. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program" included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On August 18, 2023, Sam Eaton, our Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to (i) 45,034 shares of our common stock and (ii) 44,094 shares of our common stock that may vest during the plan period, net of any shares we withhold to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards, the amount of which cannot currently be determined. The plan will terminate on the earlier of January 31, 2024 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

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

YELP INC.
Date:	November 3, 2023	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)