Form 10-K
period 2023-12-31
YELP INC
filed 2024-02-27
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,616,163,111 as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange LLC reported for June 30, 2023. An aggregate of 24,898,680 shares of the registrant’s common stock held by officers, directors, affiliated stockholders and The Yelp Foundation as of June 30, 2023 were excluded. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2023, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2023. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 20, 2024, there were 68,281,153 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2023 ANNUAL REPORT ON FORM 10-K
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
Our metrics that are calculated based on data from Google Analytics, a digital marketing intelligence product from Google LLC (“Google”) — the number of desktop and mobile website unique visitors — are subject to similar limitations. Google Analytics periodically encounters difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. In addition, because these traffic metrics are tracked based on unique identifiers, an individual who accesses our website from multiple devices with different identifiers may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single identifier may be counted as a single unique visitor. As a result, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our website.
Our measures of traffic and other key metrics may also differ from estimates published by third parties (other than those whose data we use to calculate such metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. From time to time, we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. Similarly, Google Analytics also makes periodic changes and updates to their tools and methodologies. Google has announced that it will no longer offer the Universal Analytics version of its Google Analytics product, which we currently use, as of July 1, 2024. We plan to begin reporting our web traffic metrics based on internal
ii

measurement tools for the year ending December 31, 2024. These changes to our web traffic metrics will result in inconsistency between new data and previously reported data.

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
•our ability to maintain and increase traffic to and user engagement on our platform;
•our reliance on Internet search engines and application marketplaces;
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
•our use of open source software and artificial intelligence (“AI”);
Financial and Tax Matters
•fluctuations in our operating results;
•the accuracy and reliability of our key metrics;
•our significant operating losses and potential inability to maintain profitability;
•our credit obligations;
•our tax liabilities;
Regulatory Compliance and Legal Matters
•current and future disputes and assertions by others that we violate their rights;
•complex and evolving U.S. and foreign laws and regulations;
Factors Related to Ownership of Our Common Stock
•the volatility of the trading price of our common stock; and
•provisions of Delaware law and our charter documents that could impair a takeover attempt if deemed undesirable by our Board of Directors (the “Board”).

iii

PART I

Item 1. Business.
Company Overview
Since Yelp’s founding nearly 20 years ago, our mission has remained the same — to connect consumers with great local businesses. Over that time, we have built one of the best-known Internet brands in the United States. Consumers trust us for the more than 260 million ratings and reviews available on our platform of businesses across a broad range of categories. This consumer trust is the foundation of our business, from which we are able to empower other businesses to succeed. Our advertising products help businesses of all sizes reach a large audience, advertise their products and drive conversion of their services.
Our performance in 2023 — which included record annual revenue and profitable growth — demonstrates that our product-led strategy can drive durable growth. For a discussion of our results for the year ended December 31, 2023, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part II, Item 7 of this Annual Report.
Our Long-term Growth Opportunity is Large
We believe our ability to provide value to both consumers and businesses positions us well in the large and growing local, digital advertising market in the United States. The competitive advantages we have established over nearly two decades, together with the product-led business model and improved cost structure we have implemented in recent years, provide us with the opportunity for consistent, long-term growth in this market. We have:
•A proven engine to generate and recommend trusted content. Our platform provides the type of reliable and useful review content that helps consumers make informed spending decisions and confidently transact with local businesses. This forms the basis for a positive feedback loop in which more content attracts users, who contribute more content, which in turn attracts more businesses to become advertisers. The breadth and depth of our high-quality content is the result of our significant investments over nearly two decades in both developing communities of users as well as providing a great consumer experience that enables and encourages consumers to share their everyday business experiences through reviews, photos, videos and other content. We have also developed industry-leading content moderation practices to maintain the quality and integrity of our content. For example, our recommendation software and other machine learning algorithms are designed to surface the most useful and trustworthy information on our platform for consumers. This technology, together with content moderation by our User Operations team and other consumer protection efforts, helps us detect and mitigate attempts to manipulate ratings and reviews. As of December 31, 2023, approximately 74% of the reviews submitted to our platform were recommended.
•A strong brand and a large consumer audience. Our trusted content has attracted a large, high-intent consumer audience. This large audience reflects the strength of our brand as a leading resource for consumers to search for and discover great local businesses across categories as well as our availability across a wide range of platforms and devices. It also provides a compelling value proposition to advertisers. In addition to its size, our audience has high purchase intent and is generally affluent — we estimate that over 55% of our audience has annual household income of more than $100,000.
•A broad-based local advertising platform and sophisticated advertising technology. Our large consumer audience supports a broad-based advertising model with products designed to meet the needs of businesses of all sizes. Our portfolio of products and attribution capabilities leverage first-party data to provide advertising solutions across categories and each stage of the consumer funnel, both on and off platform. These products are backed by a scaled and extensible advertising technology platform. To establish the price of an individual ad click on our platform, we run an auction for each advertising unit displayed to a consumer on our website or mobile app, which resulted in an average of 19 million auctions per day in 2023. The bidding algorithms used in our auction system are designed to prioritize spending advertiser budgets efficiently and maximize ad clicks to optimize the value we deliver to advertisers, while our proprietary ad delivery technology is designed to determine the most relevant ads to display to consumers to drive fulfillment.

Our Growth and Margin Strategy
We believe that the investments we made in our strategic initiatives have led our business to new highs in recent years, and see further opportunities to build upon this success and deliver even greater value to both consumers and advertisers over the long term. As a result, in 2024 we plan to invest in the areas set forth below, each of which we believe represents its own long-term opportunity and which together we believe will drive long-term sustainable and profitable growth.
Revenue Growth
•Provide the most trusted local search and discovery platform. Our trusted content forms the basis for our business and has made Yelp a leading resource for consumers to confidently search for and discover great local businesses across categories. In 2024, we plan to invest in a portfolio of product and marketing initiatives that we believe will make Yelp even more engaging and useful to consumers, including by making visual updates, streamlining content navigation and enhancing new user experiences. As we explore search engine marketing (“SEM”) as a cost-effective way to connect consumers searching for Services off the Yelp platform with our high-quality service professionals, we believe our efforts to provide a great user experience will help us convert many of these consumers into ongoing users.
•Deliver the best Home Services experience for consumers and service professionals. We aim to make Yelp the first-choice destination for consumers and service professionals to connect by enhancing the consumer experience while also driving more quality leads to advertisers. For example, we plan to further reduce friction in the hiring journey by continuing to improve Request-a-Quote, including by using advanced technologies to create more personalized request flows. We will also look to leverage reviews, Yelp Guaranteed and other trust signals to promote high-value connections between consumers and service professionals, both on Yelp and through SEM.
•Optimize advertiser value through our advanced technology. Our sophisticated ad system optimizes for value by matching consumers with the right advertisers at the right time, allowing us to deliver more value to our advertisers in the form of more and higher performing ad clicks. We believe that we can increase retention and platform monetization by further developing this proprietary ad technology. In 2024, we intend to deliver new ad formats as well as further leverage neural networks to drive greater efficiency of ads on Yelp. For example, we plan to expand the ways we use this technology to help advertisers predict the best performing creative ad content and make other performance optimizations to better match advertisers with our high-intent audience. We are also working to better capture additional data signals to improve our real-time bidding and click prediction systems.
•Drive profitable growth through our most efficient channels. In recent years, we have focused on driving sales through our most efficient sales channels, Self-serve and national, mid-market and franchise (“Multi-location”). We plan to continue to explore ways to drive small to medium-sized businesses (“SMBs”) through our fully digital Self-serve channel in 2024, including by investing in technology to help make the onboarding process and customer support for these advertisers faster and more efficient, as well as further improving the business owner platform by using AI to provide insights aimed at improving campaign performance. To capture more spend from multi-location advertisers, we will continue to grow our suite of full-funnel ad products tailored to these advertisers and enhance our attributing and reporting capabilities. We are also exploring opportunities to drive performance on and off Yelp for non-location based brand advertisers through Yelp Audiences.
Delivering Profitable Growth
We believe our strategic investments in product development, together with our distributed workforce, have positioned us well to drive profitable growth and leverage over the long term:
•Retention improvements benefit our margins. Accordingly, we believe our initiatives designed to deliver more value to advertisers through more and higher-quality ad clicks, as well as through product-driven customer support improvements, will also drive margin expansion over the long term.
•Our Self-serve and Multi-location channels are more margin-accretive than Local sales; as a result, we expect that our plans to drive sales through these sales channels will also help improve our margins over time as revenue from these channels makes up an increasing percentage of our total advertising revenue.
•In addition to providing our employees with increased flexibility and reducing our reliance on the San Francisco Bay Area, operating on a distributed basis has allowed us to reduce our real estate footprint, which we expect to continue to benefit margin going forward. In addition to focusing our product development hiring efforts outside of the Bay Area, we have taken significant action throughout our organization to adjust our compensation mix to emphasize cash over stock. As a result, we expect our stock-based compensation expense as a percentage of revenue to decrease over time and reach less than 8% of revenue by the end of 2025.
Our Products and Services
Advertising
We offer a range of free and paid advertising products to businesses of all sizes, including the products listed below, which provide the ability to deliver targeted advertising to our large and high-intent audience. As in past years, advertising accounted for the vast majority of our revenue during the year ended December 31, 2023, contributing 95% of our revenue, which was fairly consistent with the years ended December 31, 2021 and 2022. We recognize revenue from our business listing and advertising products, including advertising sold by partners, as advertising revenue.

Advertising Products

CPC Advertising (“Yelp Ads”)
We allow businesses to promote themselves in sponsored search results on our platform, on the Yelp pages of businesses in the same or related categories, and other key places on our platform. Yelp Ads can also be delivered through syndication on the Yelp Ads Network, a large collection of third-party sites. We primarily sell performance-based ads, which our advertising platform matches to individual consumers through our automated auction system priced on a CPC basis. We generate a majority of our advertising revenue from the sale of CPC advertising. We also provide Services businesses with the ability to provide competing quotes for consumers using our Request-a-Quote feature and with a way for consumers to easily request a phone call from them through our Request-a-Call feature.

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

Business Page Products

Free Business Account
Businesses have the ability to create a free business account and claim a Yelp page for each of their business locations. Once a business has claimed its page, it can update its listing information and has the option to purchase certain page upgrade features.

Upgrade Package
Our most popular product after Yelp Ads is our Upgrade Package, which includes access to features such as the removal of competitor ads from the business’s Yelp page, Business Highlights, Portfolio, Yelp Connect and Logo, each as described below, among other features.

Branded Profile
Our Branded Profile is a multi-location product that provides businesses with access to premium features in connection with their Yelp business pages, such as the ability to update listing information and select photos to highlight on the page through a slideshow feature.

Enhanced Profile
In addition to providing multi-location businesses with the same premium features and support options as our Branded Profile product, our Enhanced Profile product prevents ads from other businesses from appearing on the Yelp business pages of our Enhanced Profile customers.

Verified License
Verified License is a badge that appears on Yelp business pages as a paid upgrade for certain eligible licensed businesses, primarily in our home and local services subcategories. The badge indicates that we have verified the business’s trade license and confirmed it was in good standing as of a certain date, allowing businesses to distinguish themselves as licensed and helping consumers make confident decisions when selecting businesses for their projects.

Business Highlights	Businesses in eligible categories can pay to highlight up to six attributes that make their business unique, such as “Family Owned” or “Pet Friendly.”

Portfolio	Portfolio allows businesses to showcase their work or services to prospective customers through a collection of projects.

Yelp Connect
Yelp Connect provides advertisers with a channel to market new offerings, such as new menu items and specials, or communicate business updates to customers. Yelp Connect posts appear in various locations on our platform, including business pages and the home feed on our mobile apps.

Logo	Logo provides businesses with the ability to display their logos in high-visibility locations, including prominently at the top of Yelp business pages and in search results.

Nearby Jobs	Nearby Jobs provides businesses with the ability to see a dynamic feed of job quote requests in their area of business.

Yelp Guaranteed
Yelp Guaranteed is a satisfaction guarantee program that provides limited coverage to consumers who hire a Yelp Guaranteed business through Request-a-Quote in the event something goes wrong with their projects. It is currently available for eligible businesses in select Services categories that have Request-a-Quote enabled and are using Yelp Ads.

Transactions
In addition to our advertising products, we also offer features and consumer-interactive tools to facilitate transactions between consumers and the local businesses they find on Yelp. These features are primarily available through partner integrations, the largest of which — by both transaction volume and revenue — is our partnership with Grubhub, which allows consumers to place food orders for pickup and delivery through Yelp. We recognized revenue from these sources on a net basis as transactions revenue through December 31, 2023. In the three months ending March 31, 2024, we will begin recognizing revenue from these sources on a net basis within other revenue to reflect that neither transactions revenue nor the underlying business is a material part of our current business model.
Other
We generate other revenue through subscription services, licensing payments for access to Yelp data, other non-advertising arrangements and other non-advertising, non-transaction arrangements. Beginning in the three months ending March 31, 2024, other revenue will also include transactions revenue.

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

Sales
We sell our advertising products directly through our sales force as well as online through our website and our Yelp for Business app, and indirectly through partners.
Sales Teams

Local Sales
Through the end of 2023, our Local sales team was primarily responsible for selling Yelp Ads to SMBs. As of the beginning in 2024, Local sales representatives sell our advertising products to any businesses with fewer than 10 locations. This includes smaller mid-market businesses and most franchise businesses that were previously included in Multi-location sales, but which follow a sales process closer to that of Local than that of the remaining multi-location businesses. Local sales representatives are primarily focused on adding new customers by generating qualified sales leads through direct engagement, direct marketing campaigns and e-mails to local businesses.
Revenue from direct Local sales has historically comprised the largest share of advertising revenue and was driven by growth in Local sales headcount. While it still represents nearly half of our advertising revenue, we have become less reliant on Local sales headcount to drive growth as we have increased our focus on our more margin-accretive Self-serve and Multi-location channels. This has allowed us to optimize the size and compensation structure of the Local sales team accordingly.

Multi-location Sales
Through the end of 2023, our Multi-location sales team was responsible for selling our advertising products to national, mid-market and franchise businesses. As of the beginning in 2024, our Multi-location sales team sells to any businesses with 10 or more locations, which consist of larger mid-market businesses, national businesses and non-location-based brand advertisers. Our Local sales team sells to smaller mid-market and franchise businesses. We believe that multi-location advertising budgets represent a significant growth opportunity and this channel has been a focus of our strategic investments in recent years as we expanded our products and attribution capabilities to meet the needs of these advertisers. We plan to continue expanding our suite of full-funnel ad products tailored to these advertisers and attribution solutions to drive revenue growth in our Multi-location sales channel in 2024.

Customer Success
Our customer success teams support existing advertisers through account management and retention initiatives as well as engage advertisers with the goal of increasing their overall spend. For example, our Local customer success team helps educate local business owners about how using Yelp can benefit their businesses, including by helping them create, update and familiarize themselves with their Yelp business pages. Our Multi-location customer success team is responsible for managing campaign performance by suggesting ad content and helping optimize to improve campaign performance.

Self-serve Sales. Our Self-serve platform allows businesses to purchase and manage their advertising products directly from our website or the Yelp for Business app. Businesses can purchase Yelp Ads and business page upgrades directly through our Self-serve platform. The convenience of our Self-serve platform has helped us reduce our reliance on sales and customer support headcount, and continues to be a strategic priority for us. In 2023, our performance marketing as well as continued improvements to the claim and ads purchase flows, onboarding and the business owner experience drove another year of record Self-serve customer acquisition. As a result, our Self-serve channel accounted for nearly half of all SMB acquisitions in 2023.
Sales Partnerships. We also generate revenue through the resale of our advertising products by certain agencies and partners, such as Thryv, as well as monetization of remnant advertising inventory through third-party ad networks. Our Yelp Advertising Partner Program allows partner agencies to independently sell and manage ad campaigns on behalf of their SMB clients, providing increased centralization and flexibility. The products covered by these arrangements include Yelp Ads as well as all of our business profile products.

Technology
We rely on a set of core technologies that enable us to be a trusted local resource for consumers and a partner in success to businesses of all sizes. We provide scalable services across platforms and devices using a combination of proprietary, open source and third-party technology solutions and products:
•Anticipating Consumer Needs. We analyze the large volumes of data collected from our platform and apply our proprietary indexing and ranking techniques to provide our users with contextual, relevant and up-to-date information. Our sophisticated search platform delivers search results faster and at a lower cost than the industry-standard solution for some use cases, allowing better search matching and ad targeting. We also apply machine learning algorithms to predict user needs and preferences based on factors such as the user’s recent activity, location, time of day and season, then tailor the user’s experience on Yelp accordingly. In our Services categories, for example, if a user recently searched for movers, we might suggest searches for businesses offering self-storage or junk removal. Similarly, if our data suggests that a user is a homeowner, we might promote collections of businesses that offer spring cleaning or other seasonally appropriate services.
•Recommendation Software. Our recommendation software refers to the proprietary automated trust and safety software systems that we have developed to analyze the relevance, reliability and utility of each review submitted to our platform. “Recommended” reviews — those that the software deems to be the most useful and reliable — appear directly on Yelp business pages, while less trustworthy and unreliable content appear on secondary pages and do not factor into a business’s overall star rating. Our recommendation software analyzes all reviews, reviewers and businesses, using hundreds of signals and billions of data points, and applies the same objective standards to each review, regardless of whether the business being reviewed advertises on Yelp. These signals include those related to the reviewer’s type and level of activity with Yelp (which might correspond to the reviewer’s reliability or suggest reviewer biases) and whether certain reviews originate from related Internet Protocol (“IP”) addresses (which might mean the reviews were submitted by the same person). The software regularly evaluates each review and, as a result, its analysis can change over time as new data becomes available; reviews that were previously recommended may become not recommended, and reviews that were previously not recommended may be restored to recommended status.
•Machine Learning, AI and Large Language Models. We use advanced machine learning and AI to power and enhance features across our platform. Deep learning neural networks model user behavior to select the most relevant ads to display and predict which photo shown in an ad will generate the most clicks. Neural network-based systems also support our content moderation efforts by proactively removing video content that may be inappropriate. We use large language models (“LLMs”) to better understand user intent in search queries and enhance our search capabilities, including by determining the most relevant information from reviews to display in the business highlights that appear in search results. LLMs also play an important role in analyzing user-generated content to protect consumers and business owners from malicious or harmful content.
•Mobile Solutions. With our most engaged users on our mobile app, we have invested significant resources into developing a comprehensive mobile platform for consumers that supports both major smartphone operating systems available today, iOS and Android. Similarly, we designed our Yelp for Business app to make it easier for businesses to engage with their customers and manage their presence on Yelp. Currently available for iOS and Android, this app provides businesses with daily metrics reports, page view analytics and leads data, as well as the ability to manage quote requests and opportunities in Nearby Jobs. Businesses can also purchase, customize and manage Yelp Ads through the Yelp for Business app.
•Ad Delivery. We use proprietary ad targeting and delivery technologies that are designed to quickly target and display hyper-relevant advertisements to users of our platform. When a consumer enters a search on our app, these technologies determine the most relevant ads to show and serve those ads alongside the organic search results, typically in less than half a second. Our targeting software leverages neural networks that evaluate more than 4,000 signals about the user, business and search context to make sure consumers see the right ad at the right time and drive ad clicks.
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
•Infrastructure. The vast majority of our platform is currently hosted by Amazon Web Services (“AWS”) from multiple locations, which allows us to scale our infrastructure dynamically according to demand as well as optimize the cost and performance of our infrastructure. Our platform is designed to have high availability, from the Internet connectivity providers we choose, to the servers, databases and networking hardware that we deploy. We design our systems such that the failure of any individual component is not expected to affect the overall availability of our platform. We also leverage other third-party cloud-based services such as content delivery networks, rich-content storage, map-related services, ad serving and bulk processing.
•Network Security. Computer viruses, malware, phishing attacks, denial-of-service and other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and we expect them to occur periodically on our systems in the future. For information about our cybersecurity risk management, strategy and governance practices, see the section titled “Cybersecurity.”
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
Recommendation Software. Our automated recommendation software is our first line of defense against unreliable content and misinformation submitted to our platform. As described in more detail under “—Technology” above, our recommendation software analyzes billions of data points and hundreds of signals from all reviews, businesses and reviewers in an effort to recommend the most useful and reliable reviews. Our recommendation software helps us mitigate misinformation at scale by detecting and de-emphasizing less trustworthy reviews, including content that may be:
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
•Less reliable: including reviews written by less active users, whom we don’t know enough about to recommend their opinion to our community, and reviews connected to suspicious behavior, such as when a disproportionate number of reviews for a business are submitted from the same IP address.
•Less useful: including unhelpful rants and raves as well as irrelevant information.
As of December 31, 2023, approximately 74% of the reviews submitted to our platform were recommended by our automated software and approximately 18% were not recommended but still accessible on secondary pages. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended because they provide additional perspectives and information on reviewed businesses and reviewers, as well as transparency as to the efficacy of our recommendation software.
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
Human Content Moderation. In addition to investigating individual reports of content that violates our policies, our User Operations team conducts and facilitates larger investigations into attempts to deceive consumers. For example, we proactively work to identify businesses and individuals who offer or receive cash, discounts or other benefits in exchange for reviews, such as reputation management companies that offer to artificially inflate search rankings and online reputations. Our human-powered moderation is also able to identify and thwart nuanced attempts to mislead consumers that other platforms may miss. For example, since 2018, our moderators have manually evaluated business pages and recategorized businesses that offer reproductive health services, but not abortion services or referrals to such services, as crisis pregnancy centers. And in 2022, as the ability to access safe abortion care became more limited for millions of women across the United States with the reversals of Roe v. Wade and Planned Parenthood v. Casey, we introduced a new consumer notice on Yelp business pages categorized as crisis pregnancy centers to protect consumers from the potential of being misled when seeking reproductive health services.
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
Removal of Reviews. We regularly remove reviews from our platform that we believe violate our terms of service, including, without limitation: reviews that do not reflect a first-hand consumer experience; content that has been bought, sold or traded; and reviews that are posted by someone we believe to be affiliated with the reviewed business. We also take steps to ensure that Yelp is a safe and welcoming place for everyone by removing threatening, harassing or lewd content, as well as hate speech and other displays of bigotry. Consumers can access information about reviews that we have removed for a particular business by clicking on a link on the business’s Yelp page. As of December 31, 2023, approximately 9% of the reviews submitted to our platform had been removed.
Coordination with Law Enforcement. We regularly cooperate with law enforcement and consumer protection agencies to investigate and identify businesses and individuals who may be engaged in false advertising or other deceptive practices relating to reviews. In September 2023, we published an index that regularly lists the latest compensated activity and suspicious review activity alerts we have placed on Yelp business pages, making it easier for regulators to identify businesses that may have participated in suspicious or deceptive review activity.

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
Through these activities, we believe our Community Management team helps us increase awareness of our platform and grow avid communities who are willing to contribute content to our platform. We plan to continue these community development efforts in 2024.
Yelp Elite Squad
Our Community Managers’ responsibilities include engaging with our most passionate users — Yelp Elite Squad members. From the earliest days of Yelp, it was clear that some of our users went above and beyond with their prolific reviews, thoughtful photos and commitment to supporting local businesses by sharing their experiences. These users were not only active in their Yelp communities, but were also role models on and offline. Their voices helped make Yelp what it is today, and we started the Yelp Elite Squad to recognize these passionate individuals, signal our trust in them and their contributions, and encourage similar beneficial activities in our communities.
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
We control access to and distribution of our trade secrets, including our proprietary technology and algorithms, by entering into confidentiality and inventions assignment agreements with our employees and contractors, as well as confidentiality agreements with third parties, and taking other reasonable precautions intended to prevent unauthorized disclosure. However, contractual restrictions, policies and processes that protect our trade secrets provide only limited safeguards against misappropriation. We also currently have only limited patent protection for our core business, which may make it more difficult to assert certain of our intellectual property rights.
Any unauthorized disclosure or use of our intellectual property, or significant impairment of our intellectual property rights, could make it more expensive to do business and harm our operating results. Protecting our intellectual property rights is costly and time consuming, and our efforts to do so may not be sufficient or effective. In addition, effective intellectual property protection may not be available in the United States or other countries in which we operate.
Companies in the Internet, technology and media industries own large numbers of patents and other intellectual property rights, and may request license agreements or threaten to enter into litigation based on allegations of infringement or other violations of such rights. From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. We have also been subject to, and expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. We may face more such claims of infringement as our business grows, we face increasing competition, and we increasingly use new or different technologies.
Competition
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies and market entrants. Our competitors consist of companies that help businesses — particularly businesses in our strategically important Services categories and, to a lesser extent, restaurants category — connect and engage with consumers, including:
•online search engines and directories, including those incorporating AI technologies, such as Google and ChatGPT, as well as traditional, offline business guides and directories;
•online and offline providers of consumer ratings, reviews and referrals, such as TripAdvisor, as well as social media platforms and features where consumers are increasingly searching for and posting information about local businesses, such as TikTok and Snap Map;
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

Regulatory frameworks related to the processing of personal information are also evolving and generally becoming increasingly stringent. In the United States, several states have introduced comprehensive privacy, data protection and data security legislation. These laws generally give residents of such states the ability to access and require deletion of their personal information and opt out of certain personal information sharing, restrict the use of cross-contextual advertising and restrict the retention of personal information. They also provide for civil penalties, which may include statutory damages, and, in certain states, residents have a private right of action for data breaches. As more states adopt privacy, data protection and data security laws with different obligations and limitations on the processing of personal information, our compliance efforts become more complex and expensive and we are exposed to greater potential liabilities. There has also been discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
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
European data protection laws including the GDPR also restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. However, recent judicial decisions invalidated the primary framework allowing such transfers, and the new framework negotiated by the European Union and United States may impose additional obligations and requirements with respect to such transfers. If our solution for personal information transfers from Europe is deemed insufficient and no other valid solution can be readily implemented, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe and may be required to increase our data processing capabilities in Europe at significant expense. Other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws with more restrictive data protection obligations, which could increase the cost and complexity of operating our business. For example, Canada’s Quebec province has enacted Law 25, a comprehensive data privacy law governing data processing for Quebec residents with many of the same requirements as the GDPR.
For additional information, see the section titled “Risk Factors—Our business is subject to complex and evolving U.S. and foreign regulations and other legal obligations related to privacy, data protection and other matters. Our actual or perceived failure to comply with such regulations and obligations could harm our business.”
Human Capital Management
At Yelp, we deeply value our community of employees who sustain our culture through their dedication to our mission of connecting people with great local businesses and to living our values of authenticity, tenacity, creativity, collegiality, and prioritizing consumer trust. We are committed to providing them with a great work experience by creating a diverse and inclusive environment. We have long focused on building a diverse team of innovators and problem solvers who can bring their whole professional selves to work, which we believe positions our employees to relate to and solve the diverse needs of consumers and businesses.

As of December 31, 2023, we had 4,713* employees globally across the following teams:
*    Excludes employees on leave as of December 31, 2023. Including employees on leave, there were 4,872 employees globally as of December 31, 2023.

Distributed Work
We believe that operating on a distributed basis is in the best interests of both Yelp and our employees. We have operated successfully as a remote workforce since March 2020 and committed to a fully remote working model in 2022 based on strong employee support for our distributed operations. The vast majority of our team works remotely on a full-time basis, which has allowed us to significantly reduce our office footprint and workplace operating costs. We believe this model provides even greater flexibility to our employees, who now have the opportunity to relocate within the countries where we operate so they can live where they want to live and work where they will feel most effective. It also provides employees with more opportunities for flexible work schedules and reduces time spent commuting. In addition, our distributed operations allow us to access and attract great talent from a more diverse pool of candidates across North America and Europe.
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
Employee Engagement. To maintain our vibrant culture and address any areas of employee concern, we conduct annual employee engagement surveys covering a wide range of topics including: manager effectiveness; feedback and recognition; company confidence; inclusion and belonging; learning and development; and remote work issues such as managing remotely, manager and team support, employee well-being in a remote environment, and remote growth and connection opportunities. We also conduct biennial surveys regarding employee programs and benefits. We implemented a number of changes that took effect in 2024 in response to the results of our most recent benefits survey, including enhancement of our retirement plans and the addition of non-medical surrogacy expenses as an eligible reimbursement, among other things. We also improved the benefit programs for our employees in Canada with coverage of gender affirmation service and voluntary critical illness and life insurance.

Making a Difference. We endeavor to have a positive impact on the diverse communities in which people use Yelp by using our platform to raise awareness, promote economic opportunity for those in need and support organizations that serve local communities. Our initiatives in 2023 included: hosting our annual Women in Business and Black in Business Summits to celebrate diverse business owners and provide a forum for them to share their stories and offer tactical advice for entrepreneurs; spotlighting great Black- and Latinx-owned businesses across categories; and highlighting collections of highly rated eco-friendly businesses and top bookstores that elevate meaningful stories from underrepresented voices. In addition, employees participated in virtual volunteer events in partnership with various nonprofit organizations.
The Yelp Foundation. The Yelp Foundation (the “Foundation”), a non-profit organization established by our Board in 2011, directly supports consumers and local businesses in the communities in which we operate. In 2011, our Board approved the contribution and issuance to the Foundation of 520,000 shares of our common stock to fund grants to local non-profit organizations that are actively engaged in supporting community and small business growth. The Foundation held 160,000 shares as of December 31, 2023, which represented less than 1% of our outstanding common stock.
One of the Foundation’s missions is to promote a culture of philanthropy among Yelp employees and, to that end, the Foundation offers up to $1,000 per person in matching donations each year to charitable organizations made by our regular full-time employees. In 2023, the Foundation again matched Yelp employee donations made to a wide range of charitable organizations, including those focused on the causes that mattered most to our employees: international relief; youth development; pediatric research; international emergency response; and disaster preparedness and relief. The Foundation also took additional steps to ensure that its donation-matching platform does not give money to organizations engaged in discriminatory practices.
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
While our 2023 diversity data* shows that our efforts have had a positive impact, we plan to continue our work in this area.
*    As of December 31, 2023, based on self-reported information from our employees and reflecting judgments about our organizational structure. Approximately 4% of U.S. employees declined to disclose the race and ethnic groups with which they identify. The racial and ethnic diversity data excludes non-U.S. employees, as we do not have complete data for employees outside of the United States and definitions of “underrepresented minorities” vary by country. The underrepresented minority grouping includes Black, Latinx, Native American, and Native Hawaiian and other Pacific Islander employees. In 2023, we improved our data collection processes and revised our human capital data reporting for consistency and alignment with external standards, including by incorporating employees who declined to provide information regarding their ethnic identity as well as our intern employees, resulting in meaningful differences between our 2023 and 2022 diversity data.
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
Talent Attraction and Retention
Our success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring and retaining such personnel. While our plans to continue operating on a distributed basis may mitigate this challenge by expanding the pool of candidates from which we draw, we may continue to face significant competition for talent.
We focus on attracting top talent through our employment marketing and outreach initiatives. We advertise our career opportunities on premier job boards and aggregators in addition to running targeted brand campaigns that enable us to connect with diverse talent pools. We maintain an active voice on social media through our Life at Yelp channel, which highlights employee testimonials regarding their Yelp experiences. Our distributed workforce model has expanded our hiring reach, allowing us to access and attract great talent pools regardless of geography. We also focus on attracting early-in-career talent through university outreach and on-campus recruiting efforts, including at historically Black colleges and universities and Hispanic-serving institutions.
We believe that happy employees are successful employees and that providing an environment in which our employees can thrive both personally and professionally will help us attract and retain great talent. In addition to offering our employees the flexibility to work remotely, we offer competitive compensation and comprehensive benefits, including standard health, dental, vision, life and disability insurance benefits as well as a 401(k) plan with company matching for our U.S. employees. To foster a sense of ownership and align the interests of our employees and stockholders, we offer an employee stock purchase plan and grant equity awards, primarily in the form of restricted stock units, to eligible employees under our equity incentive plans. We are committed to compensating all of our employees fairly for their contributions, regardless of gender, race or ethnicity.
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

Seasonality and Cyclicality
Our business is affected by seasonal fluctuations in Internet usage and advertising spending, as well as cyclicality in economic activity:
Seasonality. Based on historical trends, our revenue is typically lowest in the first quarter and increases sequentially through the third quarter. Fourth quarter revenue is typically similar to the third quarter as well as to the first quarter of the subsequent year. Ad budgets for our multi-location customers typically increase throughout the year, generally starting the year at their lowest and peaking in the fourth quarter, while SMB ad budgets tend to decrease in the fourth quarter. With regard to expenses, we generally decrease our marketing expenditures in the fourth quarter before increasing them again in the first quarter of the following year. Our personnel expenses tend to increase from the fourth quarter to the first quarter due to the timing of payroll taxes and benefits, as well as our annual compensation cycle. Our traffic is also typically weakest in the fourth quarter of the year.
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
Many businesses, particularly in our Restaurants, Retail & Other (“RR&O”) categories, continue to face supply chain issues, rising commodity prices, inventory and labor shortages, and other macroeconomic pressures, which have continued to negatively impact their advertising spending with us. These conditions have had, and may continue to have, a significant adverse impact on our business and revenue; we expect that our business will continue to be significantly negatively affected for the duration of the current adverse macroeconomic conditions as well as any future recessionary period or protracted economic downturn.
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

Item 1A. Risk Factors

Risks Related to Our Business and Industry

Adverse macroeconomic conditions — such as the current uncertain economic environment — have had, and may continue to have, a significant adverse impact on our business and results of operations, and also exposes our business to other risks.
The United States continues to face widespread macroeconomic uncertainties, including labor disruptions, inflation and recessionary concerns. These challenging macroeconomic conditions have had, and may continue to have, a significant adverse impact on our business and results of operations. For example, adverse macroeconomic conditions have had, and may continue to have, a negative impact on the ability and willingness of advertisers to spend on our products and services. Although advertiser demand was generally strong in 2023, many businesses — particularly in our RR&O categories — continue to face supply chain issues, rising commodity prices, and inventory and labor shortages. We observed weakness in our RR&O categories and increased caution among advertisers generally in the second half of December 2023 and into 2024 in response to the macroeconomic environment, which we expect to have an adverse impact on our results of operations in 2024.
Changes in consumer behavior due to adverse economic conditions may also negatively impact our business. For example, in 2023 economic uncertainty and inflationary pressures, as well as concerns related to severe weather and the prevalence of respiratory illnesses, contributed to consumer use of our mobile app and web traffic to our platform remaining below pre-pandemic 2019 levels. This impact was particularly pronounced in certain geographies within the United States and in our RR&O categories.
Because traffic to and user engagement on our platform together impact the number of ads we are able to show as well as the value of those ads to businesses, such negative impacts on consumer activity may also make it more difficult to convince existing and prospective advertisers that our products offer them a material benefit and generate a competitive return relative to other alternatives. Strong advertiser demand combined with less robust consumer activity increased our average CPC in 2023 compared to 2022; if the value our products provide to advertisers does not keep pace with any further price increases, our revenue and results of operations could be harmed.
As macroeconomic uncertainties continue, our business is exposed to a variety of risks, including:
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
It is not possible for us to predict the remaining duration of the current adverse macroeconomic conditions, or the duration or magnitude of the resulting adverse impact on our business. We expect that our business would continue to be significantly adversely affected for the duration of any recessionary period or protracted economic downturn.

We generate substantially all of our revenue from advertising. If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.
In order to maintain and expand our advertiser base, we must convince existing and prospective advertisers alike that our advertising products offer them a material benefit and generate a competitive return relative to other alternatives. Adverse macroeconomic conditions may make this more difficult, particularly when such macroeconomic conditions disproportionately affect the SMBs on which we rely, as was the case with the economic impact of the COVID-19 pandemic. Many businesses continue to face supply chain issues, rising commodity prices, and inventory and labor shortages. These conditions have had, and may continue to have, a significant adverse impact on our business and revenue; for example, we believe these macroeconomic pressures were responsible for weakness in advertiser demand in our RR&O categories in the second half of December 2023 and into 2024.
Advertisers will not advertise with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver compelling ad products in an effective manner, or if we do not provide accurate, easy-to-use analytics and measurement solutions that demonstrate the effectiveness and value of our products. As is typical in our industry, our advertisers generally have the ability to cancel their ad campaigns at any time without penalty. If we are unable to quickly and effectively respond to any decrease in customer satisfaction, economic downturn or other change negatively affecting our ability to retain advertisers, our ability to maintain and expand our advertiser base will be harmed.
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
•the size and productivity of our sales force, which may be affected by a range of factors, not all of which are within our control;
•the degree to which businesses choose to reach users through our free products in lieu of our paid products and services; and
•the pricing of our products, including the CPCs determined by our auction system, which have increased in recent quarters even as we have delivered fewer ad clicks.
Any of these or other factors could result in a reduction in demand for our products, which would negatively affect our revenue and operating results.

Our strategy to grow our business may not be successful and may expose us to additional risks.
Our growth strategy includes priorities such as providing the most trusted local search and discovery platform, delivering the best Home Services experience for consumers and service professionals, optimizing advertiser value through our advanced technology, and driving profitable growth through our Self-serve and Multi-location channels. These initiatives involve risks and executing on them may prove more difficult than we currently anticipate. We may not succeed in realizing the benefits of these efforts, including growing our revenue and improving our margins, within the time frame we expect or at all.
Our ability to execute each of our strategic priorities depends on our ability to develop innovative, relevant and useful products in a timely manner. Developing successful products requires substantial investments, and such investments may not prioritize short-term financial results and may involve significant risks and uncertainties. For example, new products may fail to generate sufficient revenue, operating margin or other value to justify the investments we made in them, which is a particular risk for new products that are unproven or that are outside of our historical core business. Similarly, our Home Services initiative includes plans to scale our SEM efforts to acquire Services leads off Yelp. Implementing these plans will significantly increase our marketing expenses and may not prove to be successful or cost effective.
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
Our efforts to provide advertisers more value for their money may include lowering prices while making significant investments in product development. We cannot guarantee that any resulting increase in demand for our products or improvement in retention will offset lower prices or otherwise generate sufficient revenue to justify our investments. Our plans to leverage advanced technologies such as AI to drive advertiser value and consumer engagement also pose particular risks to our business.
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

If traffic to or user engagement on our platform declines, our revenue, business and operating results may be harmed.
We derive a substantial majority of our revenue based on our users’ engagement with the ads that we display. Because traffic to and user engagement on our platform together determine the number of ad clicks we are able to deliver, affect the value of those ads to businesses and support the content creation that drives further traffic, our ability to attract, retain and engage visitors on our platform is critical to our business and financial success.
We have experienced, and expect to continue to experience, fluctuations and declines in our traffic from time to time for a variety of reasons. For example, we believe that the current uncertain and inflationary economic environment, as well as concerns related to severe weather events and the prevalence of respiratory illnesses, contributed to a slight decrease in consumer use of our mobile app year over year in 2023 and to web traffic remaining approximately flat. We cannot predict the remaining duration of the current adverse macroeconomic conditions or the duration or magnitude of their impact on our traffic, and we expect that our traffic levels will continue to fluctuate with consumers’ level of confidence, particularly in our RR&O categories.
In addition, we have historically relied on the integration of our content into Apple Maps to drive a significant amount of traffic to our website and downloads of our application. However, the volume of traffic and app downloads has declined following certain changes to the display of our content in Apple Maps and we expect it to continue to decline over time. Our efforts to drive traffic and downloads from alternate sources is requiring, and we expect it to continue to require, us to increase our marketing spend, which will adversely affect our financial results. We also cannot assure you that the value we ultimately derive from such traffic and downloads would exceed the cost of acquisition.

Other factors that could adversely affect our traffic and user engagement include, but are not limited to:
•our reliance on Internet search engines;
•other adverse macroeconomic conditions and their negative impact on consumer spending at local businesses;
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
We also anticipate that our traffic growth rate will continue to slow over the medium and long term and decrease in certain periods due to the maturation of our business and our high penetration rates in most major geographic markets within the United States and Canada. As our traffic growth rate slows and declines, our business and financial performance will become increasingly dependent on our ability to drive user engagement on our platform and with the ads that we display.

We rely on Internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our platform could decline and our business would be adversely affected.
We rely heavily on Internet search engines, such as Google, to drive traffic to our platform through their unpaid search results and on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. If they fail to drive sufficient traffic to our platform, we may need to increase our marketing spend to acquire additional traffic. For example, in 2023, we began testing SEM to acquire traffic to our Services categories in particular, and we intend to expand these efforts in 2024. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and the resulting increase in marketing expense may in turn harm our operating results.
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
In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has integrated its local product offering with certain of its products, including search and maps. The resulting promotion of Google’s own competing products ahead of its web search results has negatively impacted the prominence of links to our platform. Because Google in particular is the most significant source of traffic to our website, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results — such as its incorporation of AI-generated responses to search queries above its web search results — could have a substantial negative effect on our business and results of operations.
Similarly, Apple, Google or other marketplace operators may make changes to their marketplaces, technical requirements or policies that make access to our products more difficult, reduce the prominence or rank of our applications within marketplaces, require us to change our current practices or make it more difficult for us to provide effective advertising tools to businesses on our platform. For example, Google has implemented product changes to its Chrome browser and announced future plans to limit the ability of websites to collect and use data signals from user activity to target and measure advertising. While these changes currently impact only a small portion of our advertising business, they could limit our ability to expand the relevant advertising products in the future. Similarly, if application marketplaces change their policies — or interpretations of their policies — in a manner that adversely impacts the way in which we offer our services, or how we or our partners collect, use and share data from users, our ability to maintain and expand our base of advertisers will be harmed. However, if we do not comply with these requirements, we could lose access to the app store and users, and our business would be harmed. For example, on multiple occasions in recent years, Apple has required us to provide more information and make changes to our iOS applications based on new interpretations of its policies. Although our apps have remained available in the Apple app store, resolving these issues was time consuming and required additional expenditures. We cannot guarantee that similar issues will not arise again in the future or that, if they do, we would be able to resolve them at a reasonable cost or in a timely manner.

We rely on the performance of highly skilled personnel, and if we are unable to attract, retain and motivate well-qualified employees, our business could be harmed.
We believe our success has depended, and continues to depend, on the efforts and talents of our employees, including our senior management team, our product and engineering teams, marketing professionals and advertising sales staff. All of our U.S. employees, including all but one of our executive officers, are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. Any changes in our senior management team in particular, even in the ordinary course of business, may be disruptive to our business. While we seek to manage these transitions carefully, including by establishing strong processes and procedures and succession planning, such changes may result in a loss of institutional knowledge and cause disruptions to our business. If our senior management team fails to work together effectively or execute our plans and strategies on a timely basis as a result of management turnover or otherwise, our business could be harmed.
Our ability to execute on our key strategic initiatives depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees while maintaining the beneficial aspects of our company culture, which may be more difficult with a distributed workforce. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring such personnel. In recent years, we have undertaken a significant shift in our compensation mix away from equity toward cash, and the incentives to attract, retain and motivate employees provided by our current cash-focused compensation arrangements may not be as effective as our previous compensation arrangements. Identifying, recruiting, training and integrating new hires will require significant time, expense and attention; as a result, we may incur significant costs to attract them before we can validate their productivity. If we fail to manage our hiring needs effectively, our efficiency and ability to meet our forecasts, as well as employee morale, productivity and retention, could suffer, and our business and operating results could be adversely affected.

We face intense competition in rapidly evolving markets, and expect competition to increase in the future.
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies, such as AI, and market entrants. We face competition for users, content, and customers, including from: online search engines and directories, including those incorporating AI technologies; traditional, offline business guides and directories; online and offline providers of consumer ratings, reviews and referrals; social media platforms and features; providers of online marketing and tools for managing and optimizing advertising campaigns; various forms of traditional offline advertising; restaurant reservation and seating tools; food ordering and delivery services; and home and/or local services-related platforms and offerings.
Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. For example, competitors may use their substantial financial resources to secure positions as the default or exclusive option in web browsers, mobile devices or other potential sources of traffic and app downloads, as Alphabet Inc., the parent company of Google, pays for Google to be the default search engine in Apple’s Safari browser. In particular, major Internet companies, such as Google and Meta, may be more successful than us in developing and marketing online advertising and other services directly to local businesses, and may leverage their relationships based on other products or services to gain additional share of advertising budgets. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in areas in which we operate, including by:
•integrating review platforms, local offerings or other competitive products into products they control, such as search engines, web browsers or mobile device operating systems;
•leveraging their control of products to induce third parties to preference products that compete with ours;
•making acquisitions;
•changing their unpaid search result rankings to preference or promote their own products;
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
It is possible that third-party providers and strategic partners may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to certain of our partners, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, we have historically relied on the integration of our content into Apple Maps to drive a significant amount of traffic to our website and downloads of our application. If Apple were to offer products competitive with ours, such as local business reviews, our relationship with Apple would be negatively impacted and our longstanding partnership may be difficult to maintain as a result. Although traffic and app downloads driven by Apple Maps are decreasing following certain changes to the display of our content in Apple Maps, if our partnership with Apple ended, we would be required to further increase our marketing spend to drive traffic and downloads from alternate sources, which would adversely affect our financial results. Similarly, our entry into the online reservations space with our acquisition of SeatMe, Inc. in 2013 put us in competition with OpenTable, which led to the end of our partnership with OpenTable in 2015. If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or similar services. As in the case of the expiration or termination of any of our agreements with third-party providers, transitioning from one partner or provider to another could subject us to operational delays and inefficiencies and we may not be able to replace the services provided to us in a timely manner or on terms that are favorable to us, if at all.
In addition, we exercise limited control over our third-party partners and vendors, which makes us vulnerable to any errors, interruptions or delays in their operations. If these third parties experience any service disruptions, financial distress or other business disruption, or difficulties meeting our requirements or standards, it could make it difficult for us to operate some aspects of our business. For example, we rely on AWS cloud computing infrastructure to host our website, mobile app and many of the internal tools we use to operate our business. Any significant disruption or limitation of our access to or other interference with our use of AWS would negatively impact our operations and business, including potentially causing harm to our reputation, results of operations and financial results. Any transition of the cloud services currently provided by AWS to another provider could cause us to incur significant time and expense, and any unplanned transition could also disrupt or degrade our ability to deliver our products and services.
Similarly, the actions of our partners may affect our brand if users or customers do not have a positive experience interacting with or through them. For example, if advertisers do not have a positive experience purchasing our advertising products through our resale partners, such as Thryv, or the agency participants in our Yelp Ads Certified Partners Program, they may not continue advertising with us, which would negatively affect our revenue and operating results. Although such partners are contractually obligated to observe certain standards and best practices while selling our advertising products, our ability to ensure their compliance is limited. Any disagreements or disputes with these or other partners about our respective contractual obligations — which we have had in the past and may have again from time to time in the future — could result in legal proceedings or negatively affect our brand and reputation. Any termination of a partnership agreement, including as a result of disagreements or disputes, could also negatively impact our revenue.

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
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. Similarly, we may pursue investments in privately held companies in furtherance of our strategic objectives. We have limited experience as a company in the complex processes of acquiring and investing in businesses and technologies. The pursuit of potential future acquisitions or investments may divert the attention of management and in many cases causes us to incur expenses in identifying, investigating and pursuing transactions, whether or not they are consummated.
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
We have in the past and may in the future discover liabilities or deficiencies associated with the companies or assets we acquire or invest in that we did not identify in advance, which may result in significant unanticipated costs or losses. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed.
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

Our aspirations and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.

We have established and publicly announced environmental, social and governance (“ESG”) goals, including our commitments to advancing racial and gender equality within our workforce and reducing our carbon footprint. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities and private litigation. Further, if our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. Conversely, maintaining focus on ESG goals may also expose us to scrutiny from members of the investment community or enforcement authorities who may disagree with aspects of our ESG work.
Standards for tracking and reporting ESG matters continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between Yelp and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of public companies by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future.

Risks Related to Our Technology and Intellectual Property

Our business is dependent on the uninterrupted and proper operation of our technology and network infrastructure. Any significant disruption in our service could damage our reputation, result in a potential loss of users and engagement and adversely affect our results of operations.
It is important to our success that users in all geographies in which we operate be able to access our platform at all times. If our platform is unavailable when users attempt to access it or it does not load as quickly as they expect, users may seek other services to obtain the information for which they are looking, and may not return to our platform as often in the future, or at all. This would negatively impact our ability to attract users and advertisers and increase the frequency with which they use our platform.
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

•Catastrophic Occurrences. Our systems are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks and similar events. Acts of terrorism, which may be targeted at metropolitan areas that have higher population densities than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole. While our distributed operations may help to reduce this risk in the context of local or regional catastrophic events, coordinating a response to a larger-scale event could be complex and we may not manage it successfully.
We may not have sufficient protection or recovery plans in certain circumstances, such as a large-scale outage affecting our major service providers, such as AWS, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Our disaster recovery program contemplates transitioning our platform and data to a backup center in the event of a catastrophe. Although this program is functional, if our primary data center shuts down, there will be a period of time that our services will remain shut down while the transition to the back-up data center takes place. During this time, our platform may be unavailable in whole or in part to our users.
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
Computer viruses, break-ins, malware, social engineering (particularly spear phishing attacks), attempts to overload servers with denial-of-service or other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and are expected to occur periodically on our systems in the future. Our distributed workforce could impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. We also face risks associated with security breaches affecting our third-party partners and service providers. A security breach at any such third party could be perceived by consumers as a security breach of our systems and result in negative publicity, damage to our reputation and expose us to other losses.
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

Some of our products contain open source software or incorporate AI, each of which may pose particular risks to our business.
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
We are also increasingly incorporating AI and AI-generated content into our platform, products and services, including using it to recommend relevant content to our users, summarize content and enhance our advertising products and systems, among other things. There are significant risks involved in developing and deploying AI, and there can be no assurance that our usage of AI will enhance our products or benefit our business. For example, our AI-enabled products may not operate properly or as we expect them to. If the recommendations, analyses or other content incorporated into or produced by such products are (or are perceived to be) deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm. In addition, certain rights related to AI technologies and AI-generated content, including those granted under copyright laws, have not been fully addressed by U.S. courts or by federal or state laws or regulations. This uncertainty exposes us to risks with respect to both our ability to adequately protect the intellectual property underlying our AI technologies and the content generated by such technologies, as well as our inadvertent infringement of third-party intellectual property. It is also uncertain how existing laws granting protections to online services for display of third-party content, such as CDA 230, will apply to AI-generated content. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business operating results and financial condition may be harmed.

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
Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:
•the impact of macroeconomic conditions, including the current uncertain economic environment, as well as the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;
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
In addition, certain of our other key metrics — the number of our desktop unique visitors and mobile website unique visitors — are currently calculated based on data from Google Analytics. While these numbers are based on what we believe to be reasonable calculations for the applicable periods of measurement, Google Analytics periodically encounters difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. For example, we have discovered in certain prior periods that portions of our desktop traffic, as measured by Google Analytics, were attributable to robots. Because the traffic from robots does not represent valid consumer traffic, our reported desktop unique visitor metric for impacted periods reflected an adjustment to the Google Analytics measurement of our traffic to remove traffic identified as originating from robots to provide greater accuracy and transparency. We expect these challenges to continue to occur for the duration of our use of Google Analytics and that we will make similar adjustments in the future if we determine that our traffic metrics are materially impacted by robot or other invalid traffic.
There are also inherent challenges in measuring usage across our large user base. For example, because our traffic metrics are based on users with unique identifiers, an individual who accesses our website from multiple devices with different identifiers may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single identifier may be counted as a single unique visitor. In addition, although we use technology designed to block low-quality traffic, such as robots, spiders and other software, we may not be able to prevent all such traffic, and such technology may have the effect of blocking some valid traffic. For these and other reasons, the calculations of our desktop unique visitors and mobile website unique visitors may not accurately reflect the number of people actually visiting our website.
We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. Similarly, Google Analytics also makes periodic changes and updates to their tools and methodologies. Google has announced that it will no longer offer the Universal Analytics version of its Google Analytics product, which we currently use, as of July 1, 2024. We plan to begin reporting our web traffic metrics based on internal measurement tools for the year ending December 31, 2024, which we believe will allow us to better analyze web traffic data. However, we have not yet finalized the methodology that we will use to measure our web traffic metrics, which are complex, require significant judgment and are susceptible to technical errors. We will also need to ensure that our internal data collection and reporting processes align with our new methodology. These changes to our web traffic metrics will result in inconsistency between new data and previously reported data, and we may not have the necessary data to provide an overlapping transition period. As a result, investors may perceive the transition as abrupt and the new data we report may not be comparable to data from prior periods, which could be confusing, raise questions about the integrity of our data, and may harm our reputation and harm our reputation.
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
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize in certain periods, as an indication of our future performance. Although our revenues have grown over time, increasing from $12.1 million in 2008 to $1.34 billion in 2023, our revenue growth rate has declined in certain recent periods as a result of a variety of factors, including the maturation of our business. Moreover, our strategy to grow our business involves significant risks and executing on it may prove more difficult than we currently anticipate.

Our revenue has also been significantly negatively impacted as businesses reduced their advertising spending as a result of adverse macroeconomic conditions. While advertiser demand was generally strong in 2023, economic uncertainty and inflationary pressures, as well as concerns related to severe weather and the prevalence of respiratory illnesses, among other adverse macroeconomic conditions, resulted in web traffic remaining approximately flat and app unique devices decreasing slightly year over year, with both remaining below pre-pandemic 2019 levels. Our RR&O categories have been particularly sensitive to changes in consumer confidence. We cannot predict the remaining duration of the current adverse economic conditions or the duration or magnitude of the adverse impact on our revenue.
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
Our Revolving Credit and Guaranty Agreement, dated April 28, 2023, with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (the “Credit Agreement”), provides our lenders with a first-priority lien against substantially all of our domestic assets, including certain domestic intellectual property, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations. It contains a number of covenants that limit our ability to, among other things, incur indebtedness, grant liens, make distributions, pay dividends, repurchase shares, make investments, or engage in transactions with our affiliates, merge or consolidate with other companies, sell material businesses or assets, or license or transfer certain of our intellectual property. We are also required to maintain certain financial covenants. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
If we fail to comply with the covenants under the Credit Agreement, lenders would have a right to, among other things, terminate the commitments to provide additional loans under the facility, enforce any liens on collateral securing the obligations under the facility, declare all outstanding loans and accrued interest and fees to be due and payable and require us to post cash collateral to be held as security for any reimbursement obligations in respect of any outstanding letters of credit issued under the facility. If any remedies under the facility were exercised, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, operations and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.

Additionally, the Credit Agreement utilizes Secured Overnight Financing Rate (“SOFR”) or various alternative methods to calculate the amount of accrued interest on any loans. If a published U.S. dollar SOFR is unavailable, the interest rates on our debt indexed to SOFR will be determined using one of the alternative methods, any of which could, if the revolver is drawn, result in interest obligations that are more than the current form, which could have a material adverse effect on our financing costs.

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
For example, the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Beginning in 2022, the Tax Act required the capitalization of research and development expenses with amortization periods over 5 or 15 years pursuant to Internal Revenue Code Section 174 (“Section 174”). If the requirement to capitalize Section 174 expenditures is not modified, it may significantly impact our cash tax liability in future years. We expect further guidance regarding Section 174 may be forthcoming from regulations, interpretations and rulings from federal and state agencies, the Financial Accounting Standards Board and the SEC, which could impact our consolidated financial statements.
Furthermore, taxing authorities in various jurisdictions worldwide have enacted or proposed new tax laws, rules and regulations directed at taxing the digital economy and multinational entities. Over the last several years, the Organization for Economic Co-operation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in certain countries where we do business. Many countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Various jurisdictions have also unilaterally enacted or are considering a digital services tax on companies that generate revenues from the provision of digital services. These ongoing efforts to modernize the international tax framework and address the digitalization of the global economy could increase our future tax obligations. We will continue to monitor the developments and assess any impacts on our long-term tax planning and consolidated financial statements.
In addition, the taxing authorities in the United States and other jurisdictions where we do business regularly examine our income and other tax returns. The ultimate outcome of these examinations cannot be predicted with certainty. Should the Internal Revenue Service (“IRS”) or other taxing authorities assess additional taxes as a result of examinations or changes to applicable law or interpretations of the law, we may be required to record charges to our operations, which could harm our business, operating results and financial condition.

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
We are subject to numerous domestic and foreign laws and regulations that involve matters central to our business, including laws regarding privacy, data protection, data security, user-generated content and consumer protection, among others, as described in more detail under the section titled “Business—Government Regulation.” For example, we are subject to numerous laws around the world that restrict the collection, use, storing, processing and disclosure of personal information and other user data. We are also subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results. We operate in a rapidly evolving industry, and many laws and regulations that impact our business are being proposed, are still evolving or are being tested in courts, which adds to the complexity of operating our business.
Our business could be adversely affected if we are required to change our current policies, practices or the design of our platform, products or features based on new laws, regulations or judicial interpretations. For example, the European Union recently enacted the Digital Services Act (“DSA”), which includes extensive new obligations for online platforms related to content moderation and transparency. The DSA introduces “trusted flaggers” with rights to expedited decisions on the reports they make to platforms, mandates an appeals process for content moderation decisions and gives consumers the right to challenge those decisions with out-of-court settlement bodies. Fines for failing to comply with the DSA can reach 6% of worldwide annual turnover. Aspects of the DSA and other new and emerging laws concerning content moderation and transparency, including in the United States, remain unclear and we may be required to modify our policies and practices further in an effort to comply with them.
Similarly, regulatory frameworks for privacy issues and behavioral advertising are currently in flux worldwide and are trending toward more restrictive obligations. Changes to privacy and data security laws could make it more difficult for consumers to use our platform, resulting in lower traffic and revenue, or make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and lower revenue. Delivering targeted advertising off Yelp in particular is becoming more difficult due to changes in our ability to gather information about user behavior through third-party platforms, new laws and regulations, and consumer resistance. Current and proposed laws and regulations regulate the use of cookies and other tracking technologies, electronic communications and marketing. For example, in addition to giving residents expansive rights related to their personal information, various state privacy laws restrict the “sale” of personal information, allow users to opt out of targeted advertising and, in certain states, require the adoption of universal opt-out signals for targeted advertising and the sale of data. If these and other future restrictions negatively impact our ability to offer ad products that are highly targeted to audience interests, or to measure the effectiveness of our ad products, such as our ability to offer store-level attribution through integrations with third-party data partners, our ability to maintain and expand our base of advertisers will be harmed. In addition, if we encounter widespread consumer withholding of consent, opt-outs of targeted advertising, or adoption of universal opt-out signals, “do not track” mechanisms or “ad-blocking” software to prevent the collection of personal information for targeted advertising purposes, we may be required to change the way we market our products, our ability to reach new or existing customers may be materially impaired or our operations may be otherwise harmed.
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
Uncertainty regarding the application and interpretation of existing laws and regulations due to court challenges or evolving legislation may also result in a significantly greater compliance burden for us. For example, there have been ongoing legislative efforts to restrict the scope of the critical liability protections afforded to online platforms like ours under CDA 230, which could increase our content moderation costs and our exposure to liability in connection with the publication of third-party content, including user-generated reviews. There have also been efforts to limit the applicability of CDA 230 to new types of content, such as AI-generated content. Changes to CDA 230 or new interpretations of its application, whether the result of legislative or judicial action, could also cause us to remove more content from our platform, particularly critical consumer commentary, in response to takedown demands that may or may not be legitimate, which would negatively affect the quality and quantity of information available through our service.
In addition to various laws and regulations, we are or may become bound by industry standards and other contractual obligations, particularly related to data privacy and security, and our efforts to comply with such obligations may not be successful. We must also comply with the technical requirements and policies of the search engines, application marketplace operators, mobile operating systems and other third-party products and services on which we rely. For example, Apple has made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our ability to target and measure advertising across third-party platforms. Key web browsers, including Chrome, Safari and Firefox, have also indicated that they will no longer support third-party tracking cookies by the end of 2024. If we do not comply with these requirements, which these third parties generally retain discretion to interpret, we could lose access to such products and services, which would harm our business. We also publish privacy policies, marketing materials and other statements, such as compliance with certain third-party certifications, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or not representative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased, and will likely continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and place significant strain on our personnel, systems and resources. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time. This could result in continuing uncertainty regarding compliance matters, higher administrative expenses and a diversion of management’s time and attention. Further, if our compliance efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these rules and regulations also makes it more expensive for us to obtain and retain director and officer liability insurance, and we may in the future be required to accept reduced coverage or incur substantially higher costs to obtain or retain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board and qualified executive officers.

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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors and elsewhere in this Annual Report, factors that may cause volatility in our share price include:
•the impact of the current adverse macroeconomic conditions, as well as the timing and pace of the recovery;
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
Since we implemented our stock repurchase program in July 2017, our Board has authorized the repurchase of up to an aggregate of $1.95 billion of our common stock, of which $554.7 million remained available as of February 20, 2024 and which does not have an expiration date. Although our Board has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions, all of which may be negatively impacted by the current uncertain macroeconomic conditions. In addition, the terms of our Credit Agreement impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents, and marketable securities.

We do not intend to pay dividends for the foreseeable future, and as a result, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize future gains on their investments.

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
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change in control or changes in our board and management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our Board to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our Board, the Chair of our Board or our Chief Executive Officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our Board;
•prohibit cumulative voting in the election of directors;
•provide that vacancies on our Board may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our Board or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our amended and restated certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

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
These exclusive-forum provisions further provide that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to such provisions and may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

Future sales of our common stock in the public market could cause our share price to decline.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2023, we had 68,863,710 shares of common stock outstanding.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
Computer viruses, malware, phishing attacks, denial-of-service attacks and similar cybersecurity threats present a common and constantly evolving risk in our industry. Accordingly, we have incorporated the assessment and management of material risks from cybersecurity threats into our overall risk management process. Our Engineering Security team, which is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats, works with our Chief Technology Officer and other members of management to prioritize our cybersecurity risk management processes and mitigate cybersecurity threats that are most likely to materially impact our business. Our Chief Technology Officer and members of the Engineering Security team regularly report to the Audit Committee of our Board (the “Audit Committee”), which oversees our efforts to monitor and control cybersecurity risk, as discussed further below.
We have implemented and maintain various information security measures, processes, standards and policies, as applicable, designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, as well as the data of our users, customers, partners and employees (“Information Systems and Data”):
•Risk Identification and Assessment. The Engineering Security team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various internal resources as well as third-party products and services. For example, depending on the environment, system and data, we use manual and automated tools, including third-party cybersecurity software; subscription reports and services from threat intelligence service providers; scans of the threat environment; audits; and threat assessments.
•Risk Management. Depending on the environment, systems and data, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These include, as applicable to specific environments, systems and data, our Security Incident Response Plan, our Vulnerability Management Policy, data encryption, network security controls and data segregation.
•Vendor Management. We also have a vendor management program to manage cybersecurity risks associated with our use of third-party service providers, such as AWS, Oracle and Workday, to perform various functions throughout our business. The program includes risk assessments, security questionnaires and security assessment calls with vendors’ security personnel as appropriate. Depending on the nature of the services provided, the characteristics of the affected Information Systems and Data, and the identity of the provider, our process may involve different levels of assessment designed to help identify cybersecurity risks associated with the provider and imposing contractual obligations related to cybersecurity on the provider.
•Employee Engagement and Education. In addition to the processes and practices described above, we work to empower employees to recognize and respond to cybersecurity risks. For example, we regularly host hackathons, which encourage our Product and Engineering teams to collaborate to test creative ideas, including for security solutions. In addition to keeping employees informed about cybersecurity best practices throughout the year, our IT and Engineering Security teams host “Hacktober” each October to promote security awareness in honor of National Cyber Security Awareness Month. Hacktober consists of activities such as weekly trivia challenges to help educate employees about how they can securely access corporate systems, recognize and report phishing email attempts, and take other actions to protect Yelp. To test employee readiness, these teams also send simulated phishing emails that direct employees to additional training if they engage with the email contents.
At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see the section titled “Risk Factors—If our security measures are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform.”

Governance
Our Board oversees the Company’s aggregate risk profile and risk management process. The Board administers this oversight function with respect to cybersecurity risks through the Audit Committee, which is responsible for overseeing the Company’s cybersecurity risk management processes, including the steps our management has taken to monitor and control cybersecurity risks.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Technology Officer, our Vice President of Engineering Security and our Director of Engineering Security. Each of these individuals has extensive industry experience developed through a significant career in engineering, IT and systems management, and security, respectively. Our Chief Technology Officer received a B.A. in Computing and Artificial Intelligence, and his experience includes the development of intrusion detection and firewall functionality for products at a global technology company. Our Vice President of Engineering Security received an M.S. in Business Analytics, with a focus on Computer and Information Systems, and her experience includes more than 15 years in systems management and administration at a major U.S. financial institution. Our Director of Engineering Security received an M.S. in Telecommunications Networks with a specialization in Security, is a Certified Information Systems Security Professional, and has more than 15 years of experience building security programs, including building and leading the incident response team at a global software company.
Our Chief Technology Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy and communicating key priorities to relevant personnel. Our Chief Technology Officer is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our Director of Engineering Security works with our Chief Technology Officer and Vice President of Engineering Security to develop a cybersecurity strategy that aligns with our business strategy and is responsible for implementing that strategy through his leadership of the day-to-day operations of our Engineering Security team.
Our Vulnerability Management Policy and Security Incident Response Plan are designed to escalate certain cybersecurity vulnerabilities and incidents, respectively, to members of management depending on the circumstances, including the Vice President, Director and other members of the Engineering Security team. Our Security Incident Response Plan also provides for escalations to our General Counsel and other members of the Legal team, as well as for notification of our Chief Technology Officer. The Engineering Security team and other members of management work with the incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified.
Our Chief Technology Officer and members of the Engineering Security team typically meet twice annually with the Audit Committee to review the Company’s significant cybersecurity threats and risks, as well as the processes the Company has implemented to address them. The Chair of the Audit Committee, in turn, reports to the full Board.

Item 2. Properties.
Our principal executive offices in North America are currently located at 350 Mission Street, San Francisco, California, where we lease office space pursuant to a lease agreement that expires in 2030. We also lease office space in Canada and Europe. We believe that our properties are generally suitable to meet our needs for the foreseeable future and, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, par value $0.000001 per share, is listed on the New York Stock Exchange LLC (“NYSE”) under the symbol “YELP.”
Stockholders
As of the close of business on February 20, 2024, there were 31 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors that our Board may deem relevant.
Performance Graph
We have presented below the cumulative total return to our stockholders during the period from December 31, 2018 through December 31, 2023 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$300
$250
$200
$150
$100
$50
$0
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
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
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended December 31, 2023 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1 - October 31, 2023	596	$42.34	596	$106,423
November 1 - November 30, 2023	208	$44.60	208	$97,159
December 1 - December 31, 2023	342	$45.35	342	$81,659
(1)    Between its initial authorization in July 2017 and November 2022, our Board authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock. On February 13, 2024, our Board authorized a $500.0 million increase to our stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program since its inception to $1.95 billion. We repurchased $27.0 million of shares subsequent to December 31, 2023, resulting in approximately $554.7 million remaining available for future repurchases on February 20, 2024. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program.”
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
The following section also includes information regarding 2023 and 2022 and year-over-year comparisons between these periods. A full discussion of 2021 items and year-over-year comparisons between 2022 and 2021 can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Overview
As one of the best known Internet brands in the United States, Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust us for the more than 260 million ratings and reviews available on our platform of businesses across a broad range of categories, while businesses advertise with us to reach our large audience of purchase-oriented and generally affluent consumers. We believe our ability to provide value to both consumers and businesses not only fulfills our mission to connect consumers with great local businesses, but also positions us well in the local, digital advertising market in the United States.
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a CPC basis. In the year ended December 31, 2023, our net revenue was $1.34 billion, up 12% from the year ended December 31, 2022 and 30% from the year ended December 31, 2021, and we recorded net income of $99.2 million and adjusted EBITDA of $330.5 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “—Non-GAAP Financial Measures” below.
In 2023, we delivered another year of record annual revenue and profitable growth through the consistent execution of our product-led strategic initiatives:
Grow Quality Leads and Monetization in Our Services Categories
•By further differentiating the Services product experience for consumers and advertisers, we were able to better connect consumers with service professionals and deliver more valuable leads to Services businesses in 2023. These efforts drove record advertising revenue from Services businesses in 2023, which grew 14% year over year to $793 million, led by 20% year-over-year revenue growth in our Home Services subcategories. Our expansion of Yelp Guaranteed nationwide and across all Home Services subcategories positively impacted consumer project submissions and lead monetization. We also launched new dynamic landing pages based on a consumer’s location that serve as an entry point to monetized project submission flows for several categories and geographies. Improvements to the Request-a-Quote flow led to a year-over-year increase in consumer requests in the fourth quarter of 2023. Matching and ad system improvements drove a meaningful increase in the percentage of monetized leads in Services, which reached approximately 30% in 2023, up from 25% in 2022.
Drive Sales through Our Self-Serve and Multi-location Channels
•By prioritizing investments in our Self-serve and Multi-location channels, we have significantly shifted our go-to-market mix toward our most efficient channels in recent years. In 2023, revenue from these channels together accounted for approximately 50% of total advertising revenue, a two percentage point increase from 2022. Our product and marketing efforts contributed to another year of record Self-serve customer acquisition in 2023, which drove annual revenue growth of approximately 20% year over year in this channel. For example, we continued to enhance the onboarding and business owner experience through in-product recommendations, such as photo-upload and service offering prompts. As a result, Self-serve customer acquisition accounted for nearly half of all SMB acquisitions in 2023.
•Multi-location channel revenue also increased by approximately 15% year over year in 2023 as enterprise customers continued to increase their spend across our expanded suite of offerings, including new iterations of our Themed and

Spotlight Ad formats. We also expanded our Agency Development Program to streamline the process by which large media agencies purchase Yelp ads on behalf of their enterprise customers. Yelp Audiences, our off-Yelp offering for multi-location businesses, also grew in 2023 and enabled us to capture incremental spend from non-location-based advertisers.
Deliver More Value to Advertisers
•In 2023, we delivered more valuable clicks to our advertisers by upgrading our ad system and technology to more efficiently match consumers with the right advertisers at the right time. For example, we used neural networks to analyze unstructured data, including to predict which photo shown in an ad will generate the most clicks for a business, and to more accurately predict click-through rates — the rate at which users interact with our advertising products — to optimize ad placement for a given consumer. As a result, advertiser demand for our high-intent ad clicks remained robust, driving a 9% year-over-year increase in average CPC in 2023, and ad clicks increased by 5% year over year as users interacted with even more relevant content.
Enhance the Consumer Experience
•In 2023, we enhanced the consumer experience with new discovery, review and Services features, supporting the growth of the trusted review content that attracts our large and valuable audience in 2023. Our users contributed 22 million new reviews in 2023, bringing our cumulative reviews to 287 million, despite web traffic remaining approximately flat and app unique devices decreasing slightly year over year. We introduced an AI-powered search experience, a more visual and interactive review-writing process, as well as Yelp Guaranteed. For example, we used LLMs to determine the most relevant information from reviews to display in the highlights appearing under each business listing in search results. To reduce friction in review writing, we launched review topics to suggest helpful topics for contributors to cover in their reviews. We also updated the review submission flow to enable users to post high-resolution videos of up to 12 seconds in length alongside their review text and photos, which contributed to the total number of videos on Yelp nearly doubling from 2022 to 2023.
Looking ahead, we see further opportunities to build upon the success of these strategic initiatives and deliver even more value to both consumers and advertisers by investing in our 2024 strategic initiatives. As we enter 2024, we expect that our expenses will increase from the fourth quarter of 2023 to the first quarter of 2024, reflecting our cash compensation adjustments and incremental marketing investments, particularly for acquiring Services leads through SEM, as well as a seasonal increase in expenses from payroll taxes and benefits. We expect stock-based compensation expense as a percentage of revenue to decrease to approximately 11% in 2024 and reach 8% by the end of 2025; however, we expect that the benefit of the reduction in 2024 will be largely offset by cash compensation increases as a result of the adjustment of our compensation mix to emphasize cash over equity. We also expect that our revenue will grow year over year in 2024 as our initiatives gain traction; however, we expect revenue in the first quarter of 2024 to be slightly down sequentially, reflecting seasonal trends and the macroeconomic challenges facing our RR&O categories.

Factors Affecting Our Performance
Macroeconomic Conditions. The United States continues to face widespread macroeconomic uncertainties, including labor disruptions, inflation and recessionary concerns. These challenging macroeconomic conditions have had, and may continue to have, a significant adverse impact on our business and results of operations. For example, adverse macroeconomic conditions have had, and may continue to have, a negative impact on the ability and willingness of advertisers to spend on our products and services. Although advertiser demand was generally strong in 2023, many businesses — particularly in our RR&O categories — continue to face supply chain issues, rising commodity prices, and inventory and labor shortages, which has negatively impacted their advertising spending with us.
Changes in consumer behavior due to adverse economic conditions have also had, and may continue to have, a negative impact our business. For example, we believe that economic uncertainty and inflationary pressures, as well as concerns related to severe weather events and the prevalence of respiratory illnesses, contributed to web traffic to our platform remaining approximately flat and app unique devices decreasingly slightly year over year in 2023. Because traffic to and user engagement on our platform together impact the number of ads we are able to show as well as the value of those ads to businesses, such negative impacts on consumer activity may also make it more difficult to convince existing and prospective advertisers that our products offer them a material benefit and generate a competitive return relative to other alternatives. Strong advertiser demand combined with less robust consumer activity has increased our average CPC in 2023 compared to 2022; if the value our products provide to advertisers does not keep pace with any further price increases, our revenue and results of operations could be harmed.

It is not possible for us to predict the remaining duration of the ongoing adverse macroeconomic conditions or the duration or magnitude of any resulting adverse impact on our business. Adverse macroeconomic conditions have historically been particularly challenging for the SMBs on which we rely and any protracted economic downturn would have significant negative effects on our business.
Investment in Growth. In 2024, we plan to invest heavily in our strategic initiatives to provide the most trusted local search and discovery platform, deliver the best Home Services experience for consumers and service professionals, optimize advertiser value through our advanced technology and drive profitable growth through our Self-serve and Multi-location channels. These initiatives will require substantial investments that may not prioritize short-term financial results, depend on our ability to develop innovative, relevant and useful products in a timely manner, and involve significant risks and uncertainties. For example, new products and initiatives may fail to generate sufficient revenue, operating margin or other value to justify the investments we made in them, which is a particular risk for new products and initiatives that are unproven or that are outside of our historical core business, such as our planned acquisition of Services leads through SEM. While we believe these initiatives will ultimately drive revenue growth, our investments in them will increase our operating expenses, and any increase in revenue resulting from these product innovations will likely trail the increase in expenses.
Our Ability to Attract, Retain and Engage Consumers. We generate substantially all of our revenue based on our users’ engagement with the ads that we display. Because traffic to and user engagement on our platform together determine the number of ads we are able to show, affect the value of those ads to businesses and support the content creation that drives further traffic, our ability to attract, retain and engage visitors on our platform is critical to our business and financial success. While we believe our largest growth opportunity will be to monetize a greater portion of our existing traffic, rather than to grow traffic generally, we are also investing in a broad set of consumer initiatives to support the long-term growth of our traffic and business.
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
Our Ability to Attract and Retain Talent. Our ability to execute on our strategic initiatives depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring such personnel. Our employee operations are complex and place substantial demands on management and our operational infrastructure, particularly in our fully remote work environment. We believe our decision to maintain distributed operations will provide even greater flexibility to our employees, who now have the opportunity to relocate within the countries where we operate so they can live where they want to live and work where they will feel most effective, and will allow us to access and attract great talent from a more diverse pool of candidates across North America and Europe.
Stock Repurchases. Since July 2017, our Board has authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, $554.7 million of which remained available as of February 20, 2024 and which does not have an expiration date. During the year ended December 31, 2023, we repurchased on the open market 5,626,851 shares for an aggregate purchase price of $200.0 million. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions. In addition, the terms of our Credit Agreement impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We have funded the repurchases, and expect to fund future repurchases under the stock repurchase program, with cash available on our balance sheet. As a result, this program could diminish our cash reserves and reduce our ability to invest in our business, in addition to affecting the trading price and volatility of our stock.
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
Seasonality. Our business is affected by seasonal fluctuations in Internet usage and advertising spending. Based on historical trends, our revenue is typically lowest in the first quarter and increases sequentially through the third quarter. Fourth quarter revenue is typically similar to the third quarter as well as to the first quarter of the subsequent year. Multi-location ad budgets typically increase throughout the year, generally starting the year at their lowest and peaking in the fourth quarter, though our SMB customers tend to decrease their spending at that time. With regard to expenses, we generally decrease our marketing expenditures in the fourth quarter before increasing them again in the first quarter of the following year. Our personnel expenses tend to increase from the fourth quarter to the first quarter due to the timing of payroll taxes and benefits, as well as our annual compensation cycle. Our traffic is also typically weakest in the fourth quarter of the year.

Key Metrics
We regularly review a number of metrics, including the key metrics set forth below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.
Ad Clicks and Average CPC
The amount of revenue we generate from our pay-for-performance advertising products is determined by the number of ad clicks we deliver to advertisers and the price we charge for each ad click (“CPC”).
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

The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Ad Clicks	9%	(7)%	5%	(8)%
Average CPC	4%	23%	9%	27%
In the three and twelve months ended December 31, 2023, advertising revenue grew 11% and 13% year over year, respectively, due to year-over-year increases in both ad clicks and average CPC. Ad clicks returned to growth in the three and twelve months ended December 31, 2023, driven by ad system and ad format improvements. Average CPC also increased in the three and twelve months ended December 31, 2023 due to higher advertiser demand, as reflected in the increase in average advertising revenue per paying advertising location.
Although average CPC was up year over year in the fourth quarter of 2023, it continued the moderating trend observed earlier in 2023, compared to the more volatile quarter-to-quarter fluctuations in 2022. However, complex macroeconomic pressures may continue to cause volatility in the near term.
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
The following table presents our advertising revenue by category for the periods presented (in thousands, except percentages):

	Three Months Ended December 31,		% Change	Year Ended December 31,		% Change
	2023	2022		2023	2022
Services	$203,140	$178,292	14%	$793,112	$693,810	14%
Restaurants, Retail & Other	124,231	115,692	7%	483,406	440,593	10%
Total Advertising Revenue	$327,371	$293,984	11%	$1,276,518	$1,134,403	13%
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
We provide our paying advertising locations as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, such as the current inflationary pressures and labor and supply chain challenges, have had a predominant negative impact on RR&O paying advertising locations in recent quarters. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.

The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended December 31,		% Change	Year Ended December 31,		% Change
	2023	2022		2023	2022
Services	245	231	6%	239	231	3%
Restaurants, Retail & Other	299	314	(5)%	316	327	(3)%
Total Paying Advertising Locations	544	545	—%	555	558	(1)%
Paying advertising locations decreased in the three and twelve months ended December 31, 2023 compared to the prior-year periods largely due to a few lower-spend enterprise advertisers that turned off their advertising spend during 2023.
Reviews and Traffic
We report our reviews and traffic metrics on an annual basis as measures of the volume of our content and the size of our audience, respectively. Although measures of our content (including our reviews metric) and traffic do not factor directly into the advertising arrangements we have with our customers, this dynamic underpins our ability to deliver ad clicks and drive conversion of advertisers’ products and services. Consumer engagement metrics validate our value proposition to businesses as they seek easy-to-use and effective advertising solutions.
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
As of December 31, 2023, 287.4 million reviews had been submitted to our platform, of which 262.8 million reviews were available on business pages, including 51.4 million reviews that were not recommended, and 24.6 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of December 31, 2023 and 2022 (in thousands):

	As of December 31,		% Change
	2023	2022
Reviews	287,364	265,288	8%
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
Since the early stages of the COVID-19 pandemic in 2020, traffic levels, particularly in our RR&O categories, have fluctuated as consumer confidence levels changed in response to the pandemic and other macroeconomic conditions. As a result, although our traffic has recovered from its lowest levels in 2020, it has remained below our pre-pandemic 2019 traffic.

Economic uncertainty and inflationary pressures, among other macroeconomic concerns, continued to negatively impact consumer traffic in 2023 compared to 2019. We cannot predict the remaining duration of these conditions, or the duration or magnitude of any resulting adverse impacts on our traffic, and we expect that our traffic levels will continue to fluctuate with consumers’ level of confidence.
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
The following table presents app unique devices for the periods presented (in thousands):

	Year Ended December 31,		% Change
	2023	2022
App Unique Devices	31,909	33,026	(3)%
Desktop and Mobile Website Unique Visitors. We currently calculate desktop unique visitors as the number of “users,” as measured by Google Analytics, who have visited our desktop website at least once in a given month, averaged over a given twelve-month period. Similarly, we have calculated mobile website unique visitors as the number of “users” who have visited our mobile website at least once in a given month, averaged over a given twelve-month period.
Google Analytics measures “users” based on unique identifiers. Because the numbers of desktop unique visitors and mobile website unique visitors are therefore based on unique identifiers, an individual who accesses our desktop website or mobile website from multiple devices with different identifiers may be counted as multiple desktop unique visitors or mobile website unique visitors, as applicable, and multiple individuals who access our desktop website or mobile website from a shared device with a single identifier may be counted as a single desktop unique visitor or mobile website unique visitor.
The following table presents our web traffic for the periods presented (in thousands):

	Year Ended December 31,		% Change
	2023	2022
Desktop Unique Visitors	36,301	38,046	(5)%
Mobile Web Unique Visitors	60,282	59,172	2%
We have discovered in the past, and expect to discover in the future for the duration of our use of Google Analytics, that portions of our desktop traffic measured by Google Analytics have been attributable to robots and other invalid sources. Because traffic from such sources does not represent valid consumer traffic, our reported desktop unique visitor metric for impacted periods reflects an adjustment to the Google Analytics measurement of our traffic to remove traffic that we have identified as originating from invalid sources to provide greater accuracy and transparency. However, we cannot assure you that we have identified or will be able to identify all such traffic for any particular period. For additional information, please see the risk factor included under Part I, Item 1A titled “We rely on data from both internal tools and third parties to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.”
Additionally, Google has announced that it will no longer offer the Universal Analytics version of its Google Analytics product, which we currently use, as of July 1, 2024. We plan to begin reporting our web traffic metrics based on internal measurement tools for the year ending December 31, 2024, which we believe will allow us to better analyze web traffic data. These changes to our web traffic metrics will result in inconsistency between new data and previously reported data, and we may not have the necessary data to provide an overlapping transition period.

Active Claimed Local Business Locations
We report active claimed local business locations annually as a measure of the scope of our business. The number of active claimed local business locations represents the number of claimed local business locations — business addresses for which a business representative has visited our platform and claimed the free business page for the business located at that address — that are both (a) active on Yelp and (b) associated with an active business owner account as of a given date. We consider a claimed local business location to be active if it has not closed, been removed from our platform or merged with another claimed local business.
The table set forth below presents the number of active claimed local business locations as of the dates presented (in thousands).

	As of December 31,		% Change
	2023	2022
Active Claimed Local Business Locations	7,056	6,321	12%

Results of Operations
The following table sets forth our results of operations for 2023 and 2022 (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2023	2022	$ Change	% Change(1)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$793,112	$693,810	$99,302	14%
Restaurants, Retail & Other	483,406	440,593	42,813	10%
Advertising	1,276,518	1,134,403	142,115	13%
Transactions	13,008	14,063	(1,055)	(8)%
Other	47,536	45,040	2,496	6%
Total net revenue	1,337,062	1,193,506	143,556	12%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	114,229	105,705	8,524	8%
Sales and marketing	556,605	514,927	41,678	8%
Product development	332,570	305,561	27,009	9%
General and administrative	212,431	164,108	48,323	29%
Depreciation and amortization	42,184	44,852	(2,668)	(6)%
Total costs and expenses	1,258,019	1,135,153	122,866	11%
Income from operations	79,043	58,353	20,690	35%
Other income, net	26,039	8,425	17,614	209%
Income before income taxes	105,082	66,778	38,304	57%
Provision for income taxes	5,909	30,431	(24,522)	(81)%
Net income attributable to common stockholders	$99,173	$36,347	$62,826	173%
(1) Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
Years Ended December 31, 2023 and 2022
Net Revenue
Advertising. We generate advertising revenue from the sale of our advertising products — including Yelp Ads and business page upgrades — to businesses of all sizes, from single-location local businesses to multi-location national businesses. Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of advertising inventory through third-party ad networks. We present advertising revenue on a disaggregated basis for our high-level category groupings, Services and RR&O.

Advertising revenue increased in 2023 compared to 2022, driven by a 5% increase in ad clicks and a 9% increase in average CPC.
Transactions. We generate revenue from various transactions with consumers, primarily through our partnership integrations, which are mainly revenue-sharing arrangements that provide consumers with the ability to place food orders for pickup and delivery through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction. In the three months ending March 31, 2024, we will begin recognizing revenue from these sources on a net basis within other revenue to reflect that neither transactions revenue nor the underlying business is material to our current business model.

Transactions revenue decreased in 2023 compared to 2022, primarily due to a lower volume of food takeout and delivery orders.
Other Revenue. We generate revenue through our subscription services, including our Yelp Guest Manager product. We also generate revenue through our Yelp Fusion and Yelp Knowledge programs, which provide access to Yelp data for a fee, as well as other non-advertising partnerships. Beginning in the three months ending March 31, 2024, other revenue will also include transactions revenue.
Other revenue increased in 2023 compared to 2022, primarily driven by the continued growth of our Yelp Fusion and Yelp Knowledge programs.
Trends and Uncertainties of Net Revenue. Net revenue in the year ended December 31, 2023 increased by 12% year over year, as our execution of our strategic initiatives drove strong advertiser demand in both our Services and RR&O categories. Although we anticipate that net revenue in the first quarter of 2024 will decrease slightly from the fourth quarter of 2023, reflecting typical seasonality in Services and macroeconomic challenges facing our RR&O categories, we also expect that net revenue will grow in the first quarter and full year of 2024 compared to the prior-year periods as our 2024 strategic initiatives gain traction.
Costs and Expenses
Cost of Revenue (exclusive of depreciation and amortization). Our cost of revenue consists primarily of website infrastructure expense, which includes website hosting costs and employee costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app, and excludes depreciation and amortization expense. Cost of revenue also includes third-party advertising fulfillment costs and credit card processing fees.
Cost of revenue increased in 2023 compared to 2022, primarily as a result of:
•an increase in merchant credit card processing fees of $2.9 million, primarily due to the increase in advertising revenue;
•an increase in advertising fulfillment costs of $2.7 million largely attributable to the expansion of Yelp Audiences; and
•an increase in website infrastructure expense of $2.1 million, primarily as a result of higher labor costs associated with maintaining and improving our infrastructure.
We expect cost of revenue to increase on an absolute dollar basis in 2024 compared to 2023.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses increased in 2023 compared to 2022, primarily due to an increase of $54.5 million in employee costs resulting from higher average sales headcount, higher commissions and bonuses due to the increased productivity of our Local sales team, and higher cost of labor.
This increase was partially offset by a decrease of $7.0 million in marketing and advertising costs, primarily related to business owner and consumer marketing, and a decrease of $5.8 million in workplace operating costs from reductions in our leased office space. See Note 9, “Leases,” of the Notes to Consolidated Financial Statements for further detail.

We expect sales and marketing expenses to increase in 2024 compared to 2023 as sales and marketing headcount remains stable but more tenured. However, we expect sales and marketing expenses to decrease as a percentage of net revenue in 2024 compared to 2023.
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
Product development expenses increased in 2023 compared to 2022, primarily due to an increase in employee costs of $26.8 million as a result of higher average headcount and higher cost of labor.
We expect product development expenses to increase in 2024 compared to 2023 to support our product initiatives. We expect product development expenses as a percentage of net revenue to remain relatively consistent in 2024 compared to 2023.
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
General and administrative expenses increased in 2023 compared to 2022, primarily due to:
•an increase in our provision for doubtful accounts of $15.7 million due to higher customer delinquencies and higher advertising revenue;
•an increase in impairment charges of $13.1 million related to our leased office spaces. See Note 9, “Leases,” of the Notes to Consolidated Financial Statements for further detail;
•a litigation settlement loss contingency of $11.0 million incurred in 2023 in connection with the agreement to settle a class action lawsuit asserting claims under the California Invasion of Privacy Act (the “CIPA Action”). See Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further detail; and
•an increase in employee costs of $10.6 million, primarily driven by higher cost of labor.
We expect general and administrative expenses to decrease in 2024 compared to 2023 as the expenses in 2023 included a litigation settlement expense and impairment charges that we do not expect to recur in 2024. Adjusting for these non-recurring items in 2023, we expect general and administrative expenses to increase in 2024 compared to 2023 to support the continued growth of our business and remain relatively consistent as a percentage of net revenue in 2024 compared to 2023.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal-use software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense decreased in 2023 compared to 2022, primarily due to a decrease in depreciation expense of leasehold improvements, furniture and fixtures from asset retirements related to lease abandonment and expirations as well as certain other assets becoming fully depreciated since the prior-year period.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, credit facility fees and foreign exchange gains and losses.
Other income, net increased in 2023 compared to 2022, primarily driven by $12.4 million of higher interest income due to increased federal interest rates.

Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The decrease in the provision for income taxes in 2023 compared to the prior year was primarily due to a tax benefit related to 2022 federal and state tax provision to return adjustments. This benefit was primarily the result of IRS guidance published in the third quarter of 2023 that reduced the amount of research and development expenses required to be capitalized under the Tax Act.
As of December 31, 2023, we had approximately $119.4 million in net deferred tax assets (“DTAs”). As of December 31, 2023, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
We currently estimate that our effective GAAP tax rate (before discrete items) for 2024 and beyond will be in the range of 24% to 28%. However, our GAAP tax rate is impacted by a number of factors that are not in our direct control and that are subject to quarterly variability, which limits our visibility into the applicable rate for future fiscal periods. Unless there is a material change, we do not plan to provide regular updates to the above range given the uncertainty inherent in it as a result of these factors.

Non-GAAP Financial Measures
Our consolidated financial statements are prepared in accordance with GAAP. However, we have also disclosed below adjusted EBITDA, adjusted EBITDA margin and free cash flow, each of which is a non-GAAP financial measure. We have included adjusted EBITDA, adjusted EBITDA margin and free cash flow because they are key measures used by our management and Board to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, to develop short- and long-term operational plans, and to assess our sources of liquidity. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our primary business operations, while free cash flow provides information about the quality of our earnings. Accordingly, we believe that adjusted EBITDA, adjusted EBITDA margin and free cash flow provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board.
Adjusted EBITDA and free cash flow have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, adjusted EBITDA and free cash flow should not be viewed as substitutes for, or superior to, net income (loss) or net cash provided by (used in) operating activities prepared in accordance with GAAP as measures of profitability or liquidity. Some of these limitations are:
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

•free cash flow does not represent the total residual cash flow available for discretionary purposes because it does not reflect our contractual commitments or obligations; and
•other companies, including those in our industry, may calculate adjusted EBITDA and free cash flow differently, which reduces their usefulness as comparative measures.
Because of these limitations, you should consider adjusted EBITDA, adjusted EBITDA margin and free cash flow alongside other financial performance measures, including net income (loss), net cash provided by (used in) operating activities and our other GAAP results.

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as material litigation settlements, impairment charges and fees related to shareholder activism.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2023	2022
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$99,173	$36,347
Provision for income taxes	5,909	30,431
Other income, net	(26,039)	(8,425)
Depreciation and amortization	42,184	44,852
Stock-based compensation	173,451	156,090
Litigation settlement(1)(2)	11,000	—
Asset impairment(1)	23,563	10,464
Fees related to shareholder activism(1)	1,252	—
Adjusted EBITDA	$330,493	$269,759

Net revenue	$1,337,062	$1,193,506
Net income margin	7%	3%
Adjusted EBITDA margin	25%	23%
(1)Recorded within general and administrative expenses on our consolidated statements of operations.
(2) Represents the loss contingency recorded in connection with our agreement to settle the CIPA Action. Note that this amount does not include any legal fee reimbursements that we expect to receive related to this matter; we do not adjust for legal fees and related reimbursements, which we consider to be part of our ongoing operations. See Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in this Annual Report for additional information.

Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$306,280	$192,309
Purchases of property, equipment and software	(26,847)	(31,979)
Free cash flow	$279,433	$160,330

Net cash used in investing activities	$(54,684)	$(126,144)

Net cash used in financing activities	$(246,778)	$(237,532)

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of December 31, 2023, we had cash and cash equivalents of $313.9 million and marketable securities of $127.5 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three month or less. Our cash held internationally as of December 31, 2023 was $43.9 million. As of December 31, 2023, we also had $7.5 million of investments in certificates of deposit with minority-owned financial institutions.
In July 2022, we began purchasing highly rated debt securities, which are classified as available-for-sale on our consolidated balance sheets. Our investment portfolio comprises highly rated marketable securities and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e., rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss.
On April 28, 2023, we entered into the Credit Agreement, which provides for a five-year $125.0 million senior secured revolving credit facility (the “2023 credit facility”). The 2023 credit facility replaced our previous $75.0 million revolving credit facility entered into on May 5, 2020 with Wells Fargo Bank, N.A., which terminated concurrently with the establishment of the 2023 credit facility. The 2023 credit facility includes a $25.0 million letter of credit sub-limit, a $25.0 million bilateral letter of credit facility and an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to $250.0 million, plus additional amounts if we are able to satisfy a leverage test, subject to certain conditions. The 2023 credit facility provides us with the ability to access backup liquidity to fund working capital and for other capital requirements, as needed.
As of December 31, 2023, we were in compliance with all covenants and there were no loans outstanding under the 2023 credit facility. We had $14.1 million of letters of credit under the sub-limit primarily related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $110.9 million remained available under the 2023 credit facility as of December 31, 2023.
For additional details regarding the 2023 credit facility, see Note 13, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this Annual Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes in 2024 and beyond due to, among other things, the requirement to capitalize and amortize certain research and development expenses under the Tax Act and the other factors discussed in “—Results of Operations— Provision for Income Taxes” above; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flows related to $35.4 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2024 to 2031. Our cash requirements related to these lease agreements are $94.9 million, of which $42.7 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $27.1 million. See Note 9, “Leases,” of the Notes to Consolidated Financial Statements for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $214.5 million, of which approximately $90.1 million is expected to be paid within the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$306,280	$192,309
Net cash used in investing activities	$(54,684)	$(126,144)
Net cash used in financing activities	$(246,778)	$(237,532)
Operating Activities. Net cash provided by operating activities during the year ended December 31, 2023 increased by $114.0 million compared to 2022, primarily as a result of an increase of $133.3 million in cash collected from customers, mainly due to an increase in revenue, and a decrease of $19.8 million in income taxes paid, primarily as a result of our deferral of certain federal income tax payments pursuant to the tax relief provided by the IRS release CA-2023-03. These movements were partially offset by an increase of $59.1 million in the amount of employee salaries, commissions and bonuses paid, primarily resulting from higher average headcount, higher cost of labor and increased productivity of our sales teams.
Investing Activities. Net cash used in investing activities during the year ended December 31, 2023 decreased compared to 2022 primarily due to a decrease in net purchases of marketable securities. In July 2022, we began investing in highly rated debt securities as we changed our investment strategy in order to earn a higher overall rate of return on our cash position.
Financing Activities. Net cash used in financing activities during the year ended December 31, 2023 increased compared to 2022 primarily due to an increase in taxes paid related to the net share settlement of equity awards as well as the payment of issuance costs for the 2023 credit facility, partially offset by an increase in proceeds from stock option exercises during the year ended December 31, 2023 compared to 2022.
Stock Repurchase Program
As of December 31, 2023, our Board had authorized us to repurchase up to an aggregate of $1.45 billion of our outstanding common stock since it initially authorized our stock repurchase program in July 2017. During the year ended December 31, 2023, we repurchased 5,626,851 shares on the open market for an aggregate purchase price of $200.0 million.

On February 13, 2024, our Board authorized a $500.0 million increase to our stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program since its inception to $1.95 billion. We repurchased $27.0 million of shares subsequent to December 31, 2023, resulting in approximately $554.7 million remaining available for future repurchases on February 20, 2024.
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
We have funded all repurchases to date and expect to fund any future repurchases with cash and cash equivalents available on our consolidated balance sheet.
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
Income Taxes—Significant judgment is required to determine our provision for (benefit from) for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles, complex tax laws, or variances between our actual and anticipated operating results. Therefore, actual income taxes could materially vary from these estimates.
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
Our marketable securities comprise fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. We believe a hypothetical 100 basis point increase in interest rates as of December 31, 2023 would not have a material impact on our marketable securities portfolio.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our management reviewed the results of this evaluation with the Audit Committee.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 27, 2024, expressed an unqualified opinion on those financial statements.
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
February 27, 2024

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Proposal No. 1—Election of Directors” and “Executive Officers” in the definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2024 Proxy Statement.
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

Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2024 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:
	1.	Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on the pages indicated:
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	1
		Consolidated Balance Sheets	3
		Consolidated Statements of Operations	4
		Consolidated Statements of Comprehensive Income	5
		Consolidated Statements of Stockholders’ Equity	6
		Consolidated Statements of Cash Flows	7
		Notes to Consolidated Financial Statements	8
	2.
Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	3/15/2023
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
4.3	Description of Capital Stock.	10-K	001-35444	4.3	2/28/2022
10.1*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.2	2/13/2019
10.2*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.3*	Forms of Performance Restricted Stock Unit Award Grant Notice and Agreement under 2012 Equity Incentive Plan.	8-K	001-35444	10.2	2/16/2022
10.4*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016
10.5*	2023 Inducement Award Plan.	8-K	001-35444	10.1	2/9/2023
10.6*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2023 Inducement Award Plan.	8-K	001-35444	10.2	2/9/2023
10.7*	Executive Severance Benefit Plan, as amended.	10-K	001-35444	10.9	2/28/2020
10.8*	Policy for Recoupment of Incentive Compensation.	10-K	001-35444	10.8	2/28/2022
10.9*	Performance Bonus Compensation Plan for Executives.	8-K	001-35444	10.1	2/16/2022
10.10*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.11*	Offer Letter, dated February 3, 2012, by and between Yelp Inc. and Jeremy Stoppelman.	S-1/A	333-178030	10.15	2/3/2012
10.12*	Amendment to Equity Awards, effective as of April 7, 2020, by and between Jeremy Stoppelman and Yelp Inc.	10-Q	001-35444	10.1	8/7/2020

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.13*	Offer Letter, dated December 27, 2019, by and between Yelp Inc. and David Schwarzbach.	10-K	001-35444	10.12	2/28/2020
10.14*	Amended and Restated Offer Letter, by and between Yelp Inc. and Joseph Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.15*	Letter Agreement, dated May 22, 2014, by and between Yelp Inc. and Joseph Nachman.	8-K	001-35444	99.1	5/28/2014
10.16*	Offer Letter and Termination and Rehire Agreement, dated August 26, 2013, by and between Yelp Inc. and Sam Eaton.	10-K	001-35444	10.20	2/28/2022
10.17*	Contract of Employment, dated March 15, 2022, by and between Yelp UK Limited and Sam Eaton.	10-Q	001-35444	10.3	5/6/2022
10.18*	Offer Letter, dated October 27, 2021, by and between Yelp Inc. and Carmen Orr.	10-Q	001-35444	10.1	5/6/2022
10.19*	Offer Letter, dated January 13, 2022, by and between Yelp Inc. and Craig Saldanha.	10-Q	001-35444	10.2	5/6/2022
10.20*	Summary of Non-Employee Director Compensation Arrangements as of January 1, 2023.					X
10.21	Revolving Credit and Guaranty Agreement, dated as of April 28, 2023, by and between Yelp Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	10-Q	001-35444	10.1	8/7/2023
21.1	Subsidiaries of Yelp Inc.	10-K	001-35444	21.1	2/28/2022
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
97.1	Incentive Compensation Recoupment Policy.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
Date: February 27, 2024

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

Signature	Title	Date

/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 27, 2024
Jeremy Stoppelman	(Principal Executive Officer)

/s/ David Schwarzbach	Chief Financial Officer	February 27, 2024
David Schwarzbach	(Principal Financial Officer and Principal Accounting Officer)

/s/ Diane Irvine	Chairperson	February 27, 2024
Diane Irvine

/s/ Fred D. Anderson, Jr.	Director	February 27, 2024
Fred D. Anderson, Jr.

/s/ Christine Barone	Director	February 27, 2024
Christine Barone

/s/ Robert Gibbs	Director	February 27, 2024
Robert Gibbs

/s/ George Hu	Director	February 27, 2024
George Hu

/s/ Sharon Rothstein	Director	February 27, 2024
Sharon Rothstein

/s/ Chris Terrill	Director	February 27, 2024
Chris Terrill

/s/ Tony Wells	Director	February 27, 2024
Tony Wells

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
◦Performed testing of system interface controls over each of the systems associated with CPC revenue transactions.

◦Performed testing of information used in business process controls over CPC revenue to address the accuracy and completeness of such information.

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
February 27, 2024

We have served as the Company's auditor since 2008.

YELP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$313,911	$306,379
Short-term marketable securities	127,485	94,244
Accounts receivable (net of allowance for doubtful accounts of $13,768 and $9,277 at December 31, 2023 and 2022, respectively)	146,147	131,902
Prepaid expenses and other current assets	36,673	63,467
Total current assets	624,216	595,992
Property, equipment and software, net	68,684	77,224
Operating lease right-of-use assets	48,573	97,392
Goodwill	103,886	102,328
Intangibles, net	7,638	8,997
Other non-current assets	161,726	133,989
Total assets	$1,014,723	$1,015,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$132,809	$137,950
Operating lease liabilities — current	39,234	39,674
Deferred revenue	3,821	5,200
Total current liabilities	175,864	182,824
Operating lease liabilities — long-term	48,065	86,661
Other long-term liabilities	41,260	36,113
Total liabilities	265,189	305,598
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 68,864 shares issued and outstanding at December 31, 2023 and 69,797 shares issued and outstanding at December 31, 2022	—	—
Additional paid-in capital	1,786,667	1,649,692
Treasury stock	(282)	—
Accumulated other comprehensive loss	(12,202)	(15,545)
Accumulated deficit	(1,024,649)	(923,823)
Total stockholders’ equity	749,534	710,324
Total liabilities and stockholders’ equity	$1,014,723	$1,015,922

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$1,337,062	$1,193,506	$1,031,839
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	114,229	105,705	78,097
Sales and marketing	556,605	514,927	454,224
Product development	332,570	305,561	276,473
General and administrative	212,431	164,108	135,816
Depreciation and amortization	42,184	44,852	55,683
Restructuring	—	—	32
Total costs and expenses	1,258,019	1,135,153	1,000,325
Income from operations	79,043	58,353	31,514
Other income, net	26,039	8,425	2,204
Income before income taxes	105,082	66,778	33,718
Provision for (benefit from) income taxes	5,909	30,431	(5,953)
Net income attributable to common stockholders	$99,173	$36,347	$39,671
Net income per share attributable to common stockholders
Basic	$1.43	$0.51	$0.53
Diluted	$1.35	$0.50	$0.50
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	69,221	70,867	74,221
Diluted	73,596	73,402	78,616

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income attributable to common stockholders	$99,173	$36,347	$39,671
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,876	(3,975)	(4,283)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	467	(480)	—
Other comprehensive income (loss)	3,343	(4,455)	(4,283)
Comprehensive income	$102,516	$31,892	$35,388

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2020	75,371	$—	$1,398,248	$(2,964)	$(6,807)	$(533,943)	$854,534
Issuance of common stock upon exercises of employee stock options	663	—	8,650	—	—	—	8,650
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	2,714	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	517	—	16,334	—	—	—	16,334
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	162,295	—	—	—	162,295
Taxes withheld related to net share settlement of equity awards	—	—	(62,955)	—	—	—	(62,955)
Repurchases of common stock	—	—	—	(262,928)	—	—	(262,928)
Retirement of common stock	(7,094)	—	—	265,892	—	(265,892)	—
Other comprehensive loss	—	—	—	—	(4,283)	—	(4,283)
Net income	—	—	—	—	—	39,671	39,671
Balance as of December 31, 2021	72,171	—	1,522,572	—	(11,090)	(760,164)	751,318
Issuance of common stock upon exercises of employee stock options	304	—	7,500	—	—	—	7,500
Issuance of common stock upon vesting of RSUs, net	2,890	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	627	—	16,030	—	—	—	16,030
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	164,985	—	—	—	164,985
Taxes withheld related to net share settlement of equity awards	—	—	(61,395)	—	—	—	(61,395)
Repurchases of common stock	—	—	—	(200,006)	—	—	(200,006)
Retirement of common stock	(6,195)	—	—	200,006	—	(200,006)	—
Other comprehensive loss	—	—	—	—	(4,455)	—	(4,455)
Net income	—	—	—	—	—	36,347	36,347
Balance as of December 31, 2022	69,797	—	1,649,692	—	(15,545)	(923,823)	710,324
Issuance of common stock upon exercises of employee stock options	847	—	20,261	—	—	—	20,261
Issuance of common stock upon vesting of RSUs, net	3,243	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	604	—	19,206	—	—	—	19,206
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	183,178	—	—	—	183,178
Taxes withheld related to net share settlement of equity awards	—	—	(85,670)	—	—	—	(85,670)
Repurchases of common stock	—	—	—	(200,281)	—	—	(200,281)
Retirement of common stock	(5,627)	—	—	199,999	—	(199,999)	—
Other comprehensive income	—	—	—	—	3,343	—	3,343
Net income	—	—	—	—	—	99,173	99,173
Balance as of December 31, 2023	68,864	$—	$1,786,667	$(282)	$(12,202)	$(1,024,649)	$749,534

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$99,173	$36,347	$39,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,184	44,852	55,683
Provision for doubtful accounts	40,702	25,006	14,574
Stock-based compensation	173,451	156,090	151,679
Amortization of right-of-use assets	28,084	32,810	39,339
Deferred income taxes	(22,150)	(56,621)	(9,190)
Amortization of deferred contract cost	24,035	18,827	14,613
Asset impairment	23,563	10,464	11,164
Noncash gain on lease termination	—	—	(11,485)
Other adjustments, net	(410)	1,036	392
Changes in operating assets and liabilities:
Accounts receivable	(54,947)	(49,555)	(33,535)
Prepaid expenses and other assets	(5,123)	(36,032)	(49,246)
Operating lease liabilities	(39,734)	(40,057)	(41,008)
Accounts payable, accrued liabilities and other liabilities	(2,548)	49,142	30,004
Net cash provided by operating activities	306,280	192,309	212,655
Investing Activities
Purchases of marketable securities — available-for-sale	(148,448)	(127,080)	—
Sales and maturities of marketable securities — available-for-sale	117,916	32,821	—
Maturities of other investments	2,500	—	—
Purchases of property, equipment and software	(26,847)	(31,979)	(28,282)
Other investing activities	195	94	632
Net cash used in investing activities	(54,684)	(126,144)	(27,650)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	39,510	23,497	24,984
Taxes paid related to the net share settlement of equity awards	(85,180)	(61,023)	(62,545)
Repurchases of common stock	(199,999)	(200,006)	(262,928)
Payment of issuance costs for credit facility	(1,109)	—	—
Net cash used in financing activities	(246,778)	(237,532)	(300,489)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,046	(2,136)	(415)
Change in cash, cash equivalents and restricted cash	6,864	(173,503)	(115,899)
Cash, cash equivalents and restricted cash — Beginning of period	307,138	480,641	596,540
Cash, cash equivalents and restricted cash — End of period	$314,002	$307,138	$480,641
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$30,625	$50,416	$2,523
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$914	$956	$1,595
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$—	$50	$36,049
Repurchases of common stock recorded in accounts payable and accrued liabilities	$1,887	$2,427	$1,948

See Notes to Consolidated Financial Statements.

YELP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

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
Certain Significant Risks and Uncertainties—The Company operates in a dynamic industry and, accordingly, may be affected by a variety of factors. For example, the Company’s management believes that changes in any of the following areas could have a significant negative impact on the Company in terms of its future financial position, results of operations or cash flows: adverse macroeconomic conditions, such as the current uncertain and inflationary economy; the Company’s ability to maintain and expand its advertiser base; the success of the Company’s strategy; qualified employees and key personnel; levels of traffic and user engagement on the Company’s platform; industry competition; reliance on search engines and application marketplaces; the quality and reliability of reviews; real or perceived security breaches and the Company’s ability to maintain uninterrupted operation of its network infrastructure; protection of the Company’s brand, reputation and intellectual property; intellectual property infringement and other disputes; and changes in government regulation affecting the Company’s business, among other things.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Items that require estimates, judgments or assumptions include, but are not limited to, determining variable consideration and identifying the nature and timing of satisfaction of performance obligations, allowance for doubtful accounts and credit losses, fair value and estimated useful lives of long- and indefinite-lived assets, litigation loss contingencies, liabilities related to incurred but not reported insurance claims, fair value and achievement of targets for performance-based restricted stock units (“PRSUs”) and income taxes. These estimates, judgments and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates due to macroeconomic uncertainty and other factors.
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
Cash and Cash Equivalents—The Company considers all highly liquid investments, such as treasury bills, commercial paper, certificates of deposit, and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash and cash equivalents primarily consist of amounts held in interest-bearing money market funds that were readily convertible to cash. The fair value of cash and cash equivalents approximates their carrying value.

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
Allowance for Doubtful Accounts—The Company maintains an allowance for doubtful accounts receivable. The allowance reflects the Company’s best estimate of probable losses associated with the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts based on the credit risk of those accounts, known delinquent accounts, as well as current conditions and reasonable and supportable economic forecasts. When new information becomes available that allows the Company to more accurately estimate the allowance, it makes an adjustment, which is considered a change in accounting estimate. The carrying value of accounts receivable approximates their fair value.
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
Leases—The Company leases its office facilities under operating lease agreements that expire from 2024 to 2031, some of which include options to renew at the Company’s sole discretion. If exercised, such options would extend the lease terms by five years. Additionally, one of the Company’s lease agreements contains the option to terminate the lease, which requires 12 months prior written notice to the landlord. The Company does not have any finance lease agreements.
The Company determines if an arrangement contains a lease at inception. The Company recognizes on its consolidated balance sheets operating lease liabilities representing the present value of future lease payments, and an associated operating lease right-of-use (“ROU”) asset for any operating lease with a term greater than one year. The Company recognizes the amortization of the ROU asset each month within lease expense. The Company elected to use the practical expedient for short-term leases, and therefore does not record operating lease ROU assets or lease liabilities associated with leases with durations of 12 months or less.
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
The Company does not recognize its renewal options as part of its ROU assets and lease liabilities until it is reasonably certain that it will exercise such renewal options.
The Company does not combine lease and non-lease components; its lease agreements provide specific allocations of the Company’s obligations between lease and non-lease components. As a result, the Company is not required to exercise any judgment in determining such allocations.
The Company has subleased certain office facilities under operating lease agreements that expire in 2025 and 2026. The sublease agreements do not contain any options to renew. The Company recognizes a majority of the sublease rental income as a reduction in rent expense on a straight-line basis over the lease period, with any sublease income in excess of the original lease cost recorded to other income, net.

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
Intangible Assets—Intangible assets include acquired intangible assets identified through business combinations, which are carried at fair value less accumulated amortization, and purchased intangible assets, which are carried at cost less accumulated amortization. Amortization is recorded over the estimated useful lives of the assets, generally 2 to 12 years. The Company reviews amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. No material impairment charges have been recorded to date.
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
Other Revenue. The Company generates other revenue through subscription services contracts, such as sales of monthly subscriptions to Yelp Guest Manager, licensing contracts for access to Yelp data, and other non-advertising, non-transaction partnerships. Subscriptions revenue is recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to customers.
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
Research and Development—The Company incurs research and development expenses for costs it incurs in research aimed at developing, and in translating the results of such research into, new products and services or significant improvements to existing products or services intended for internal use. Such costs are considered research and development and are expensed as incurred. These expenses primarily consist of employee-related costs (including stock-based compensation) for the Company’s engineers and other employees engaged in the research and development of its products and services, as well as allocated indirect overhead costs. Research and development costs were $320.6 million, $294.5 million and $265.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are recorded to costs and expenses in the consolidated statements of operations for those periods, primarily within product development costs.
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

The fair value of RSUs is measured using the closing price of the Company’s common stock on the New York Stock Exchange on the grant date. The Company recognizes compensation cost related to RSUs using the straight-line method. No compensation cost is recorded for RSUs that do not vest. The Company settles the employee tax liabilities associated with the vesting of RSUs by withholding a portion of the vested shares and covering such taxes with cash from its balance sheet, which the Company refers to as net share settlement.
The Company has two types of PRSUs outstanding — awards for which the vesting is subject to both a time-based vesting schedule and either (a) a market condition or (b) the achievement of performance goals.
For the awards subject to a market condition, the Company uses a Monte Carlo model to determine the fair value of the PRSUs. The Company recognizes compensation cost related to PRSUs subject to a market condition on a graded basis over the requisite service period if the service condition is met regardless of whether the market condition is satisfied. No compensation cost is recorded if the service condition is not met.
For the awards subject to performance goals, compensation costs are recorded when the Company concludes that it is probable that the performance conditions will be achieved. The Company performs an analysis in each reporting period to determine the probability that the performance goals will be met, and recognizes a cumulative catch-up adjustment to compensation cost for changes in its probability assessment in subsequent reporting periods, if required, until the performance period has expired. The fair value of the PRSUs is measured using the closing price of the Company’s common stock on the New York Stock Exchange on the grant date. The Company recognizes compensation cost related to PRSUs subject to performance goals on a graded basis over the requisite service period. No compensation cost is recorded if the service condition is not met.
Advertising Expenses—Advertising costs are expensed in the period in which the advertising takes place. Costs of producing advertising are expensed in the period in which production takes place. Total advertising expenses incurred were $65.7 million, $71.1 million and $56.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the Internal Revenue Service (“IRS”). Employer contributions under this plan were $9.7 million, $8.7 million and $8.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Recent Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 will be effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and should be adopted retrospectively. The Company is currently evaluating the impact of ASU 2023-07 on its related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the disclosure of specific categories in the rate reconciliation and greater disaggregation for income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 and should be adopted prospectively with the option to be adopted retrospectively. The Company is currently evaluating the impact of ASU 2023-09 on its related disclosures.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Cash	$105,959	$56,304
Cash equivalents	207,952	250,075
Total cash and cash equivalents	313,911	306,379
Restricted cash	91	759
Total cash, cash equivalents and restricted cash	$314,002	$307,138
Restricted cash is included in other non-current assets on the Company’s consolidated balance sheets.

4. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. government securities	$1,612	$—	$—	$1,612
Total cash equivalents	1,612	—	—	1,612
Short-term marketable securities:
Certificates of deposit	1,537	—	—	1,537
Commercial paper	1,058	—	—	1,058
Corporate bonds	19,833	16	(92)	19,757
Agency bonds	17,660	4	(17)	17,647
U.S. government securities	87,414	241	(169)	87,486
Total short-term marketable securities	127,502	261	(278)	127,485
Total	$129,114	$261	$(278)	$129,097

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$2,524	$—	$—	$2,524
Total cash equivalents	2,524	—	—	2,524
Short-term marketable securities:
Certificates of deposit	10,651	—	—	10,651
Commercial paper	13,054	—	—	13,054
Corporate bonds	32,701	3	(353)	32,351
Agency bonds	3,010	—	(11)	2,999
U.S. government securities	35,479	8	(298)	35,189
Total short-term marketable securities	94,895	11	(662)	94,244
Total	$97,419	$11	$(662)	$96,768
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2023 and 2022, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	December 31, 2023
	Less Than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$2,130	$(9)	$12,104	$(83)	$14,234	$(92)
Agency bonds	14,409	(17)	—	—	14,409	(17)
U.S. government securities	27,763	(135)	6,231	(34)	33,994	(169)
Total	$44,302	$(161)	$18,335	$(117)	$62,637	$(278)

	December 31, 2022
	Less Than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$29,428	$(353)	$—	$—	$29,428	$(353)
Agency bonds	2,999	(11)	—	—	2,999	(11)
U.S. government securities	27,368	(298)	—	—	27,368	(298)
Total	$59,795	$(662)	$—	$—	$59,795	$(662)
For the years ended December 31, 2023 and 2022, the Company did not recognize any credit loss related to available-for-sale marketable securities.
The contractual maturities for marketable securities classified as available-for-sale as of December 31, 2023 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$79,966	$79,791
Due in one to five years	49,148	49,306
Total	$129,114	$129,097

5. FAIR VALUE MEASUREMENTS
The Company’s investments in money market accounts are recorded as cash equivalents at fair value on the consolidated balance sheets. Additionally, the Company carries its available-for-sale debt securities at fair value. See Note 4, “Marketable Securities,” for further details.

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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$180,270	$—	$—	$180,270	$247,551	$—	$—	$247,551
U.S. government securities	—	1,612	—	1,612	—	—	—	—
Commercial paper	—	—	—	—	—	2,524	—	2,524
Marketable securities:
Certificates of deposit	—	1,537	—	1,537	—	10,651	—	10,651
Commercial paper	—	1,058	—	1,058	—	13,054	—	13,054
Corporate bonds	—	19,757	—	19,757	—	32,351	—	32,351
Agency bonds	—	17,647	—	17,647	—	2,999	—	2,999
U.S. government securities	—	87,486	—	87,486	—	35,189	—	35,189
Other investments:
Certificates of deposit	—	7,500	—	7,500	—	10,000	—	10,000
Total cash equivalents, marketable securities and other investments	$180,270	$136,597	$—	$316,867	$247,551	$106,768	$—	$354,319
The short-term portion of the certificates of deposit that are categorized as other investments are reflected in prepaid expenses and other current assets on the consolidated balance sheets as of December 31, 2023 and 2022. The long-term portion as of December 31, 2023 is reflected in other non-current assets.
Certain long- and indefinite-lived assets are recognized at fair value on a nonrecurring basis, including assets that are written down as a result of an impairment. The Company recognized impairment charges related to ROU assets and leasehold improvements associated with certain office spaces that it abandoned or subleased during the years ended December 31, 2023, 2022 and 2021. See Note 9, “Leases,” for further details. The Company estimated the fair value of these assets as of the effective dates of the agreements using an income approach based on discounted cash flows expected to be received for the abandoned or subleased properties. This valuation technique relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to its present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$14,922	$14,632
Certificates of deposit	5,000	10,000
Non-trade receivables(1)	4,107	31,338
Other current assets	12,644	7,497
Total prepaid expenses and other current assets	$36,673	$63,467
(1) The decrease in non-trade receivables during the year ended December 31, 2023 was primarily due to the release of the remaining receivable for loss recovery related to the litigation described under “Legal Proceedings—Securities Class Action and Derivative Action” in Note 13, “Commitments and Contingencies.”
As of December 31, 2023, other current assets primarily consisted of income taxes receivable, deferred costs related to subleases as well as unsettled share repurchases and short-term deposits.

7. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The Company capitalized $30.0 million, $28.4 million and $31.0 million in website and internal-use software costs during the years ended December 31, 2023, 2022 and 2021, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to capitalized website and internal-use software was $28.7 million, $29.6 million and $30.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company wrote off $1.3 million, $1.0 million and $0.6 million of capitalized website and internal-use software costs in the years ended December 31, 2023, 2022 and 2021, respectively.
Property, equipment and software, net as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Capitalized website and internal-use software development costs	$258,059	$229,638
Leasehold improvements(1)(2)	57,403	60,407
Computer equipment	50,014	50,920
Furniture and fixtures	10,336	11,627
Telecommunication	4,175	4,930
Software	1,113	1,702
Total	381,100	359,224
Less accumulated depreciation and amortization(1)	(312,416)	(282,000)
Property, equipment and software, net	$68,684	$77,224
(1) Leasehold improvements, net was reduced to reflect impairments of $2.3 million recorded during the year ended December 31, 2023 as a result of the Company’s abandonments of certain office spaces.
(2) The cost basis was reduced to reflect an impairment of $1.5 million recorded during the year ended December 31, 2022 as a result of the Company’s sublease of certain office space.
Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2023, 2022 and 2021 was $40.8 million, $43.2 million and $52.8 million, respectively. Depreciation and amortization expense for the year ended December 31, 2021 included $5.2 million of accelerated depreciation for leasehold improvements related to the termination of one of the Company’s office leases.
For more information on the impairment charges and lease termination, see Note 9, “Leases.”

8. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis on August 31, 2023 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of December 31, 2023 that would more likely than not reduce the fair value of goodwill below its carrying value.
The changes in the carrying amounts of goodwill during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$102,328	$105,128
Effect of currency translation	1,558	(2,800)
Balance, end of period	$103,886	$102,328
Intangible assets that were not fully amortized as of December 31, 2023 and 2022 consisted of the following (dollars in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(6,258)	$3,660	5.2 years
Licensing agreements	6,129	(2,151)	3,978	6.2 years
Domain and data licenses	2,869	(2,869)	—	0.0 years
Total	$18,916	$(11,278)	$7,638

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(5,550)	$4,368	6.2 years
Licensing agreements	6,129	(1,505)	4,624	7.2 years
Domain and data licenses	2,869	(2,864)	5	0.5 years
Total	$18,916	$(9,919)	$8,997
Amortization expense related to intangible assets for the years ended December 31, 2023, 2022 and 2021 was $1.4 million, $1.7 million and $2.8 million, respectively.

As of December 31, 2023, estimated future amortization expense was as follows (in thousands):

2024	$1,353
2025	1,353
2026	1,353
2027	1,353
2028	1,353
Thereafter	873
Total amortization	$7,638

9. LEASES
The components of lease cost, net for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$33,694	$40,819	$49,989
Short-term lease cost (12 months or less)	396	1,065	532
Sublease income	(13,551)	(12,152)	(8,490)
Total lease cost, net	$20,539	$29,732	$42,031
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,410	$49,900	$52,091
As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

2024	$42,732
2025	22,191
2026	7,254
2027	6,442
2028	6,580
Thereafter	9,742
Total minimum lease payments	94,941
Less imputed interest	(7,642)
Present value of lease liabilities	$87,299

As of December 31, 2023 and 2022, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (years) — operating leases	3.7	4.1
Weighted-average discount rate — operating leases	5.1%	5.3%
The Company abandoned certain office space in San Francisco and New York during the year ended December 31, 2023 and entered into sublease agreements for portions of its office space in San Francisco and New York during the years ended December 31, 2022 and 2021. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the abandonments and subleases in accordance with Accounting Standards Codification Topic 360, “Property, Plant, and Equipment,” because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the future undiscounted cash flows to the carrying amounts of the respective ROU assets and leasehold improvements and determined that an impairment existed.
The Company compared the carrying values of the impacted assets to the fair values to determine the impairment amounts related to the abandonments and subleases. The Company recognized impairment charges of $23.6 million, $10.5 million and $11.2 million during the years ended December 31, 2023, 2022 and 2021, respectively, which are included in general and administrative expenses on its consolidated statements of operations. The impairment charges during the year ended December 31, 2023 reduced the carrying amounts of the ROU assets and leasehold improvements by $21.3 million and $2.3 million, respectively. The impairment charge during the year ended December 31, 2022 reduced the carrying amount of the ROU asset and leasehold improvements by $9.0 million and $1.5 million, respectively. The impairment charge during the year ended December 31, 2021 reduced the carrying amount of the ROU assets and leasehold improvements by $8.5 million and $2.7 million, respectively. For more information on the fair values of the ROU assets and leasehold improvements used in the impairment analysis, see Note 5, “Fair Value Measurements.”
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

10. OTHER NON-CURRENT ASSETS
Other non-current assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets	$119,449	$97,426
Deferred contract costs	28,203	25,946
Other non-current assets	14,074	10,617
Total other non-current assets	$161,726	$133,989

11. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the years ended December 31, 2023, 2022 and 2021, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of period	$9,277	$7,153	$11,559
Add: provision for doubtful accounts	40,702	25,006	14,574
Less: write-offs, net of recoveries	(36,211)	(22,882)	(18,980)
Balance, end of period	$13,768	$9,277	$7,153
In calculating the allowance for doubtful accounts as of December 31, 2023, 2022 and 2021, the Company considered expectations of probable credit losses, including those associated with the COVID-19 pandemic for 2022 and 2021, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The increases in the provision for doubtful accounts and write-offs, net of recoveries in the years ended December 31, 2023 and 2022 as compared to the prior-year periods were a result of the ordinary course of business, reflecting the increase in net revenue as well as higher aggregate customer delinquencies.
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in short-term deferred revenue during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$5,200	$4,156
Less: recognition of deferred revenue from beginning balance	(4,936)	(3,922)
Add: net increase in current period contract liabilities	3,557	4,966
Balance, end of period	$3,821	$5,200
The majority of the Company’s deferred revenue balance as of December 31, 2023 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending March 31, 2024. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of December 31, 2023. No other contract assets or liabilities were recorded on the Company’s consolidated balance sheets as of December 31, 2023 and 2022.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$11,868	$14,525
Employee-related liabilities	79,081	66,929
Accrued legal settlements	15,085	26,250
Other accrued liabilities	26,775	30,246
Total accounts payable and accrued liabilities	$132,809	$137,950
As of December 31, 2023, other accrued liabilities primarily consisted of accrued operating expenses and cost of revenue, income taxes payable and unsettled share repurchases.

13. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Securities Class Action and Derivative Action
On January 18, 2018, a putative class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court for the Northern District of California (the “District Court”), naming as defendants the Company and certain of its officers (the “Securities Class Action”). Following the District Court’s approval of a stipulation to certify a class and denial of the defendants’ motion for summary judgment, the defendants reached an agreement with the plaintiff to settle this matter for $22.25 million. The proposed settlement was subsequently filed with the District Court, which preliminarily approved it on July 25, 2022. The settlement was then funded by defendants’ insurers during the three months ended September 30, 2022. The District Court entered an order granting final approval of the settlement on January 27, 2023 and, on the same day, entered judgment in the Securities Class Action. The settlement resolved all claims asserted against all defendants in the Securities Class Action without any liability or wrongdoing attributed to them.
On August 26, 2022, the District Court granted final approval of the settlement of a stockholder derivative action (the “Derivative Action”) asserting claims against certain current and former officers, and naming the Company as a nominal defendant, which arose out of the same facts as the Securities Class Action and was also pending before the District Court. The settlement resolved all claims asserted against all defendants in the Derivative Action without any liability or wrongdoing attributed to them personally or to the Company. Under the terms of the settlement, the Company’s Board of Directors (the “Board”) adopted certain corporate governance modifications and the Company received $18.0 million of insurance proceeds. The Company paid $3.75 million of such insurance proceeds to the plaintiff’s attorneys as fees. The remaining insurance proceeds partially funded the Securities Class Action settlement.
In 2021, the Company recorded an accrual for loss contingency within accounts payable and accrued liabilities in the aggregate amount of $26.0 million, which represented the total settlement amount for both the Securities Class Action and the Derivative Action, as well as a $26.0 million receivable for loss recovery within prepaid expenses and other current assets for the anticipated insurance proceeds related to these settlements. As of December 31, 2022, following payment to the plaintiff’s attorneys in the Derivative Action, the Company had $22.25 million remaining for the settlement of the Securities Class Action on its consolidated balance sheets for the loss contingency accrual and loss recovery receivable. In January 2023, the Company released the remaining receivable and accrual upon the District Court granting final approval of these settlements.
CIPA Action
On October 12, 2016, a putative class action lawsuit asserting claims under the California Invasion of Privacy Act was filed against the Company (the “CIPA Action”) in the Superior Court of California for the County of San Francisco (the “Superior Court”), in which the plaintiff sought statutory damages and other relief based on alleged unlawful call recording. The Company filed a motion for summary judgment on the basis that it had never recorded the plaintiff, which the Superior Court granted. The plaintiff appealed and, in October 2020, the California Court of Appeal for the First District (the “Court of Appeal”) reversed the decision of the Superior Court, holding that the recording of only the Company’s consenting sales representatives could violate CIPA, even if the plaintiff was not recorded. The California Supreme Court subsequently denied review of the Court of Appeal’s decision and the case was remanded to the Superior Court. On January 18, 2023, the Superior Court granted the plaintiffs’ motion for class certification. In February 2023, the Company filed a petition for a writ with the Court of Appeal seeking reversal of the Superior Court’s class certification decision. The Court of Appeal summarily denied the writ petition on May 25, 2023, following which the Company filed a petition with the California Supreme Court on June 2, 2023 seeking an order directing the Court of Appeal to review the merits of the Company’s writ petition. On July 17, 2023, the Company reached a preliminary agreement with the plaintiffs to settle the CIPA Action for $15.0 million, which payment the Company expects to be partially funded by insurance proceeds. The settlement would resolve all claims asserted against the Company in the CIPA Action without any liability or wrongdoing attributed to it. The parties have executed a settlement agreement, which the plaintiff presented to the Superior Court for approval. The Superior Court preliminarily approved the settlement on December 21, 2023 and a hearing regarding the final approval of the settlement is scheduled for April 10, 2024.
The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. Although the settlement agreement for the CIPA Action remains subject to final court approval, the Company believes the loss is probable and the payment amount of $15.0 million represents a reasonable estimate of loss contingency as of December 31, 2023. The Company recorded a $4.0 million accrual for loss contingency related to the CIPA Action as of December 31, 2022 and an additional accrual of $11.0 million during 2023, resulting in a $15.0 million accrual for loss contingency within accounts payable and accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2023. The Company also believes that anticipated insurance proceeds of $3.9 million are probable and represent a reasonable estimate for loss recovery as of December 31, 2023. As such, the Company recorded a $3.9 million receivable for loss recovery during 2023, which is reflected within prepaid expenses and other current assets on the Company’s consolidated balance sheet as of December 31, 2023.
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
Indemnification Agreements
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of a breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties.
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
Revolving Credit Facility
On April 28, 2023, the Company entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a five-year $125.0 million senior secured revolving credit facility (the “2023 credit facility”). The 2023 credit facility replaced the Company’s previous $75.0 million revolving credit facility entered into on May 5, 2020 with Wells Fargo Bank, N.A. (the “2020 credit facility”), which terminated concurrently with the establishment of the 2023 credit facility. The 2023 credit facility includes a letter of credit sub-limit of $25.0 million, a bilateral letter of credit facility of $25.0 million and an accordion option, which, if exercised, would allow the Company to increase the aggregate commitments by up to $250.0 million, plus additional amounts if the Company is able to satisfy a leverage test, subject to certain conditions. The commitments under the 2023 credit facility expire on April 28, 2028.
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
The 2023 credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions, pay dividends, repurchase shares, make investments and engage in transactions with the Company’s affiliates, in each case subject to certain exceptions. The 2023 credit facility also requires the Company to maintain a total leverage ratio of no greater than 3.75 to 1.00, subject to an increase up to 4.25 to 1.00 for a certain period following significant acquisitions, and an interest coverage ratio of no less than 3.00 to 1.00. The obligations under the 2023 credit facility are secured by liens on substantially all of the Company’s domestic assets, including certain domestic intellectual property assets and the equity of its domestic subsidiaries, as well as a portion of the equity interests the Company holds directly in its foreign subsidiaries.
As of December 31, 2023, the Company had $14.1 million of letters of credit outstanding under the 2023 credit facility sub-limit, which were moved from the 2020 credit facility. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the 2023 credit facility and the Company was in compliance with all conditions and covenants thereunder as of December 31, 2023.

14. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Common stock, $0.000001 par value	200,000	68,864	200,000	69,797
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of December 31, 2023, the Board had authorized the Company to repurchase up to an aggregate of $1.45 billion of its outstanding common stock, $81.7 million of which remained available as of December 31, 2023. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the year ended December 31, 2023, the Company repurchased on the open market and subsequently retired 5,626,851 shares for an aggregate purchase price of $200.0 million. Although no shares were held in treasury stock as of December 31, 2023, an immaterial balance that remained was comprised of excise tax under the Inflation Reduction Act of 2022 on stock repurchases, net of shares issued, during the year. The Company expects to pay the excise tax in early 2024.
During the year ended December 31, 2022, the Company repurchased on the open market and subsequently retired 6,195,093 shares for an aggregate purchase price of $200.0 million. The Company had no treasury stock balance as of December 31, 2022.
Common Stock Reserved for Future Issuance
As of December 31, 2023, the Company had reserved shares of common stock for future issuances in connection with the following (in thousands):

Number of Shares
Stock options outstanding	2,543
RSUs and PRSUs outstanding	9,961
Available for future equity award grants	11,513
Available for future ESPP offerings	2,082
Total reserved for future issuance	26,099
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

Stock Options
The Company grants stock options at a price per share not less than the fair value of a share of the Company’s common stock on the grant date. Options generally vest over a four-year period, on one of two schedules: (a) 25% vesting at the end of one year and the remaining shares vesting monthly thereafter or (b) ratably on a monthly basis. Options granted are generally exercisable for contractual terms of up to 10 years. The Company issues new shares when stock options are exercised.
There were no options granted during the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, the weighted-average assumptions used for the Black-Scholes-Merton option valuation model were as follows:

	Year Ended December 31,
	2022	2021
Dividend yield	—	—
Annual risk-free rate	3.0%	1.1%
Expected volatility	50.4%	49.4%
Expected term (years)	6.0	6.0
A summary of stock option activity for the year ended December 31, 2023 is as follows:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	3,543	$32.81	3.6	$7,507
Exercised	(847)	23.94
Canceled	(153)	46.39
Outstanding at December 31, 2023	2,543	$34.94	3.6	$33,100
Options vested and exercisable at December 31, 2023	2,503	$34.92	3.5	$32,641
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $6.5 million, $3.2 million and $13.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The weighted-average grant date fair value of options granted was $16.07 and $18.55 per share for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2023, total unrecognized compensation costs related to nonvested stock options were approximately $0.6 million, which the Company expects to recognize over a weighted-average time period of 1.4 years.
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
The Company granted PRSUs subject to market conditions in 2022 and 2023. The shares underlying each of these PRSU awards vest based on the relative performance of the Company’s total stockholder return (“TSR”) over a three-year period. A percentage of the target number of shares underlying each award, ranging from zero to 200%, will vest based on the percentile rank of the Company’s TSR relative to that of the other companies in the Russell 2000 Index over a three-year period beginning

January 1 of the year of grant (the “Performance Period”). The Company’s TSR, as well as the TSR of the other companies in the Russell 2000 Index, will be calculated based on the average closing price of each company’s stock over the last 20 trading days of the Performance Period compared to the average closing price over the first 20 trading days of the Performance Period. Any shares that become eligible to vest based on the Company’s level of achievement of the market goal will fully vest on or following certification of the Company’s performance on February 20, 2025 and 2026, respectively, or, if certification occurs following such date, March 15, 2025 and 2026, respectively, for the 2022 and 2023 grants, subject to the applicable employee’s continued service as of such vesting dates.
For PRSUs subject to performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company’s level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the year following the year in which the PRSUs are granted. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee’s continued service as of each such vesting date. The Company performed an analysis as of December 31, 2023 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the year ended December 31, 2023 for the PRSUs granted in 2023 that it expected to vest.
As the PRSU activity during the year ended December 31, 2023 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the year ended December 31, 2023 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	9,962	$33.48
Granted	6,729	30.42
Vested(1)	(5,545)	31.63
Canceled	(1,185)	32.14
Nonvested at December 31, 2023(2)	9,961	$32.61
(1)    Includes 2,298,468 shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes 766,465 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $207.4 million, $155.0 million and $164.5 million, respectively. As of December 31, 2023, the Company had approximately $297.6 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.3 years.
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
During the years ended December 31, 2023, 2022 and 2021, there were 604,111, 627,485 and 517,309 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $31.79, $25.55 and $31.58, respectively. The Company recognized stock-based compensation expense related to the ESPP of $3.3 million, $2.8 million and $3.0 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$5,274	$4,761	$4,302
Sales and marketing	35,187	33,621	32,335
Product development	97,515	86,871	81,624
General and administrative	35,475	30,837	33,418
Total stock-based compensation recorded to income before incomes taxes	173,451	156,090	151,679
Benefit from income taxes	(34,474)	(33,792)	(35,778)
Total stock-based compensation recorded to net income	$138,977	$122,298	$115,901
During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $9.7 million, $8.9 million and $10.7 million, respectively, of stock-based compensation expense as website and internal-use software development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts.

15. OTHER INCOME, NET
Other income, net for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest income (expense), net	$19,571	$5,762	$(116)
Transaction gain (loss) on foreign exchange, net	49	(130)	231
Other non-operating income, net	6,419	2,793	2,089
Other income, net	$26,039	$8,425	$2,204

16. INCOME TAXES
The following table presents domestic and foreign components of income before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$131,459	$89,215	$44,009
Foreign	(26,377)	(22,437)	(10,291)
Total income before income taxes	$105,082	$66,778	$33,718

The income tax provision (benefit) is composed of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$20,466	$74,464	$1,133
State	3,934	11,070	1,859
Foreign	3,659	1,518	245
Total current tax	28,059	87,052	3,237
Deferred:
Federal	(19,934)	(51,217)	(9,338)
State	(2,085)	(5,281)	(443)
Foreign	(131)	(123)	591
Total deferred tax	(22,150)	(56,621)	(9,190)
Total provision for (benefit from) income taxes	$5,909	$30,431	$(5,953)

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Income tax at federal statutory rate	21.00%	21.00%	21.00%
State tax, net of federal tax effect	(0.02)	5.16	5.09
Foreign income tax rate differential	(1.35)	(1.27)	(1.83)
Stock-based compensation	3.26	8.55	(11.58)
Provision to return true-ups	(12.03)	0.46	2.46
Income tax credits	(11.14)	(12.73)	(39.39)
Change in valuation allowance	0.60	2.24	11.50
Change in uncertain tax positions	0.26	(0.36)	(18.68)
Global intangible low-taxed income (“GILTI”)	—	16.09	—
Employee fringe benefits	0.73	0.43	0.35
Other non-deductible expenses	4.19	5.19	9.95
Deferred adjustments	0.57	1.46	0.98
Net operating loss carryback and true-up	—	—	2.71
Other	(0.45)	(0.65)	(0.22)
Effective tax rate	5.62%	45.57%	(17.66)%
Beginning in 2022, additional changes under the U.S. Tax Cuts and Jobs Act (the “Tax Act”) came into effect, including the mandatory capitalization and amortization of research and development expenses. These provisions require the Company to capitalize research and experimental expenditures and amortize them on the U.S. tax return over 5 or 15 years, depending on where research is conducted. This required capitalization results in an overall increase in provision for income taxes (including an increase in GILTI as well as the overall effective tax rate in 2022) and in DTAs. However, as a result of IRS guidance published in the third quarter of 2023, the updated guidance has reduced the amount of research and development expenses required to be capitalized under the Tax Act.

Deferred Tax Balances
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Reserves and others	$11,026	$4,803
Stock-based compensation	17,564	20,214
Net operating loss carryforward	1,365	1,754
Tax credit carryforward	35,087	34,462
Capitalized research and development	100,168	84,390
Operating lease liabilities	20,402	30,394
Gross deferred tax assets	185,612	176,017
Valuation allowance	(34,927)	(34,303)
Total deferred tax assets	150,685	141,714
Deferred tax liabilities:
Depreciation and amortization	(12,979)	(13,955)
Deferred contract costs	(7,372)	(6,750)
Operating lease right-of-use assets	(10,943)	(23,631)
Total deferred tax liabilities	(31,294)	(44,336)
Net deferred tax assets	$119,391	$97,378
As of December 31, 2023, the Company had federal and state net operating loss carryforwards of approximately $3.1 million and $25.7 million, respectively, expiring beginning in 2037 and 2025, respectively. The Company had federal research credit carryforwards of approximately $0.4 million (gross) that begin to expire in 2031, if unused; California research credit carryforwards of approximately $73.1 million (gross) that do not expire; and Canada research credit carryforwards of approximately $0.3 million (gross) that begin to expire in 2041.
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
As of December 31, 2023, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $28.3 million. The Company continues to assert that all its foreign earnings are to be permanently reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.
Deferred Tax Valuation Allowance
As more fully described in “Income Taxes” in Note 2, “Summary of Significant Accounting Policies,” the Company maintains valuation allowances against deferred tax balances where appropriate and considers all positive and negative evidence that the Company would have future taxable income sufficient to realize the benefit of its deferred tax assets.

Valuation allowances of $34.9 million and $34.3 million primarily related to California state tax credits were recorded against the Company’s net deferred tax asset balances as of December 31, 2023 and 2022, respectively. Since the Company mainly conducts research and development activities in California but earns a substantial portion of its U.S. income in other states, the Company could not assert, at the required more-likely-than-not level of certainty, that it would generate future taxable California income sufficient to realize the benefit of these deferred tax assets. Accordingly, the Company maintained a valuation allowance against specific state credits.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at the beginning of the year	$59,764	$52,605	$48,207
(Decrease) increase based on tax positions related to the prior year	(2,146)	61	(291)
Increase based on tax positions related to the current year	6,841	7,455	10,750
Lapse of statute of limitations	—	(357)	(6,061)
Balance at the end of the year	$64,459	$59,764	$52,605
As of December 31, 2023, the Company had $35.5 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During each of the years ended December 31, 2023, 2022 and 2021, the Company recorded an immaterial amount of interest and penalties.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2017 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 31, 2023, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.

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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Basic net income per share:
Net income attributable to common stockholders	$99,173	$36,347	$39,671
Shares used in computation:
Weighted-average common shares outstanding	69,221	70,867	74,221
Basic net income per share attributable to common stockholders:	$1.43	$0.51	$0.53

	Year Ended December 31,
	2023	2022	2021
Diluted net income per share:
Net income attributable to common stockholders	$99,173	$36,347	$39,671
Shares used in computation:
Weighted-average common shares outstanding	69,221	70,867	74,221
Stock options	331	474	786
RSUs	4,042	2,058	3,607
ESPP	2	3	2
Number of shares used in diluted calculation	73,596	73,402	78,616
Diluted net income per share attributable to common stockholders:	$1.35	$0.50	$0.50
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	791	2,030	1,541
RSUs	424	853	59

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

Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net revenue by product:
Advertising revenue by category:
Services	$793,112	$693,810	$607,770
Restaurants, Retail & Other	483,406	440,593	377,455
Advertising	1,276,518	1,134,403	985,225
Transactions	13,008	14,063	13,196
Other	47,536	45,040	33,418
Total net revenue	$1,337,062	$1,193,506	$1,031,839
During the years ended December 31, 2023, 2022 and 2021, no individual customer accounted for 10% or more of consolidated net revenue.
As a result of the COVID-19 pandemic, the Company considered whether there was any impact to the manner in which it recognizes revenue, in particular with respect to the collectability criteria for recognizing revenue from contracts with customers. The Company did not change the manner in which it recognizes revenue as a result of that assessment.
During the years ended December 31, 2022 and 2021, the Company offered a number of relief incentives to advertising and other revenue customers most impacted by the COVID-19 pandemic totaling $0.4 million and $3.5 million, respectively. These incentives were primarily in the form of waived advertising and subscription fees. The Company accounted for these incentives as price concessions and reduced net revenue recognized in the years ended December 31, 2022 and 2021 accordingly. The Company did not provide any COVID-19 relief incentives during the year ended December 31, 2023.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$1,327,263	$1,185,202	$1,023,143
All other countries	9,799	8,304	8,696
Total net revenue	$1,337,062	$1,193,506	$1,031,839
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of December 31, 2023 and 2022 (in thousands):

	As of December 31,
	2023	2022
United States	$62,464	$72,325
All other countries	6,220	4,899
Total long-lived assets	$68,684	$77,224

19. SUBSEQUENT EVENTS
On February 13, 2024, the Board authorized a $500.0 million increase to its stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program since its inception in 2017 to $1.95 billion. The Company repurchased $27.0 million of shares subsequent to December 31, 2023, resulting in approximately $554.7 million remaining available for future repurchases on February 20, 2024.