Form 10-Q
period 2024-03-31
YELP INC
filed 2024-05-10
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of May 3, 2024, there were 67,458,362 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), such as:
•adverse macroeconomic conditions, including related to inflation, interest rates and supply chain issues, and their impact on consumer behavior, user activity and advertiser spending;
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
•the rapidly evolving and intensely competitive markets in which we operate;
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
Our metrics that are calculated based on data from Google Analytics, a digital marketing intelligence product from Google LLC (“Google”) — the number of desktop and mobile website unique visitors — are subject to similar limitations. Google Analytics periodically encounter difficulties in providing accurate data for such metrics as a result of a variety of factors, including human and software errors. In addition, because these traffic metrics are tracked based on unique identifiers, an individual who accesses our website from multiple devices with different identifiers may be counted as multiple unique visitors, and multiple individuals who access our website from a shared device with a single identifier may be counted as a single unique visitor. As a result, the calculations of our unique visitors may not accurately reflect the number of people actually visiting our website.
Our measures of traffic and other key metrics may also differ from estimates published by third parties (other than those whose data we use to calculate such metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. From time to time, we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. Similarly, Google Analytics also makes periodic changes and updates to their tools and methodologies. Google has announced that it will no longer offer the Universal Analytics version of its Google Analytics product, which we currently use, as of July 1, 2024. We plan to begin reporting our web traffic metrics based on internal measurement tools for the year ending December 31, 2024. These changes to our web traffic metrics will result in inconsistency between new data and previously reported data.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$296,045	$313,911
Short-term marketable securities	124,749	127,485
Accounts receivable (net of allowance for doubtful accounts of $14,562 and $13,768 at March 31, 2024 and December 31, 2023, respectively)	147,685	146,147
Prepaid expenses and other current assets	38,421	36,673
Total current assets	606,900	624,216
Property, equipment and software, net	68,166	68,684
Operating lease right-of-use assets	44,524	48,573
Goodwill	102,833	103,886
Intangibles, net	7,309	7,638
Other non-current assets	163,745	161,726
Total assets	$993,477	$1,014,723
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$144,943	$132,809
Operating lease liabilities — current	39,365	39,234
Deferred revenue	6,988	3,821
Total current liabilities	191,296	175,864
Operating lease liabilities — long-term	38,008	48,065
Other long-term liabilities	42,200	41,260
Total liabilities	271,504	265,189
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 68,330 shares issued and outstanding at March 31, 2024, and 68,864 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	1,809,530	1,786,667
Treasury stock	(8,329)	(282)
Accumulated other comprehensive loss	(13,950)	(12,202)
Accumulated deficit	(1,065,278)	(1,024,649)
Total stockholders’ equity	721,973	749,534
Total liabilities and stockholders’ equity	$993,477	$1,014,723

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue	$332,752	$312,438
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	27,355	26,059
Sales and marketing	147,791	147,455
Product development	91,227	88,197
General and administrative	45,232	46,509
Depreciation and amortization	9,930	10,805
Total costs and expenses	321,535	319,025
Income (loss) from operations	11,217	(6,587)
Other income, net	7,724	5,212
Income (loss) before income taxes	18,941	(1,375)
Provision for (benefit from) income taxes	4,787	(197)
Net income (loss) attributable to common stockholders	$14,154	$(1,178)
Net income (loss) per share attributable to common stockholders
Basic	$0.21	$(0.02)
Diluted	$0.20	$(0.02)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	68,559	69,821
Diluted	72,247	69,821

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to common stockholders	$14,154	$(1,178)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(1,542)	1,454
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(206)	333
Other comprehensive (loss) income	(1,748)	1,787
Comprehensive income	$12,406	$609

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	69,797	$—	$1,649,692	$—	$(15,545)	$(923,823)	$710,324
Issuance of common stock upon exercises of employee stock options	685	—	14,593	—	—	—	14,593
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	867	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	1	—	18	—	—	—	18
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	48,183	—	—	—	48,183
Taxes withheld related to net share settlement of equity awards	—	—	(19,563)	—	—	—	(19,563)
Repurchases of common stock	—	—	—	(50,036)	—	—	(50,036)
Retirement of common stock	(1,701)	—	—	49,999	—	(49,999)	—
Other comprehensive income	—	—	—	—	1,787	—	1,787
Net loss	—	—	—	—	—	(1,178)	(1,178)
Balance as of March 31, 2023	69,649	$—	$1,692,923	$(37)	$(13,758)	$(975,000)	$704,128

Balance as of December 31, 2023	68,864	$—	$1,786,667	$(282)	$(12,202)	$(1,024,649)	$749,534
Issuance of common stock upon exercises of employee stock options	17	—	548	—	—	—	548
Issuance of common stock upon vesting of RSUs, net	776	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	44,305	—	—	—	44,305
Taxes withheld related to net share settlement of equity awards	—	—	(21,990)	—	—	—	(21,990)
Repurchases of common stock	—	—	—	(62,830)	—	—	(62,830)
Retirement of common stock	(1,327)	—	—	54,783	—	(54,783)	—
Other comprehensive loss	—	—	—	—	(1,748)	—	(1,748)
Net income	—	—	—	—	—	14,154	14,154
Balance as of March 31, 2024	68,330	$—	$1,809,530	$(8,329)	$(13,950)	$(1,065,278)	$721,973

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$14,154	$(1,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,930	10,805
Provision for doubtful accounts	11,645	6,784
Stock-based compensation	42,710	46,257
Amortization of right-of-use assets	3,861	7,899
Deferred income taxes	(1,976)	(19,862)
Amortization of deferred contract cost	6,151	5,738
Asset impairment	—	3,555
Other adjustments, net	161	576
Changes in operating assets and liabilities:
Accounts receivable	(13,183)	(15,283)
Prepaid expenses and other assets	(5,056)	20,709
Operating lease liabilities	(9,713)	(10,397)
Accounts payable, accrued liabilities and other liabilities	14,171	18,641
Net cash provided by operating activities	72,855	74,244
Investing Activities
Purchases of marketable securities — available-for-sale	(22,419)	(53,157)
Sales and maturities of marketable securities — available-for-sale	25,395	23,355
Purchases of other investments	(2,500)	—
Purchases of property, equipment and software	(6,987)	(7,518)
Other investing activities	109	40
Net cash used in investing activities	(6,402)	(37,280)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	548	14,647
Taxes paid related to the net share settlement of equity awards	(21,882)	(19,354)
Repurchases of common stock	(62,500)	(49,999)
Net cash used in financing activities	(83,834)	(54,706)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(485)	439
Change in cash, cash equivalents and restricted cash	(17,866)	(17,303)
Cash, cash equivalents and restricted cash — Beginning of period	314,002	307,138
Cash, cash equivalents and restricted cash — End of period	$296,136	$289,835
Supplemental Disclosures of Other Cash Flow Information
Cash paid (refund received) for income taxes, net	$146	$(181)
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,510	$2,405
Repurchases of common stock recorded in accounts payable and accrued liabilities	$2,103	$2,387
Excise tax accrued on net stock repurchases	$330	$37

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
The unaudited condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. Certain prior-period amounts have been reclassified to conform to the current period presentation, including combining transactions revenue into other revenue.
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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash	$81,415	$105,959
Cash equivalents	214,630	207,952
Total cash and cash equivalents	296,045	313,911
Restricted cash	91	91
Total cash, cash equivalents and restricted cash	$296,136	$314,002
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.
3. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Corporate bonds	$21,210	$3	$(72)	$21,141
Agency bonds	7,585	4	(10)	7,579
U.S. government securities	96,257	46	(274)	96,029
Total short-term marketable securities	$125,052	$53	$(356)	$124,749

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. government securities	$1,612	$—	$—	$1,612
Total cash equivalents	1,612	—	—	1,612
Short-term marketable securities:
Certificates of deposit	1,537	—	—	1,537
Commercial paper	1,058	—	—	1,058
Corporate bonds	19,833	16	(92)	19,757
Agency bonds	17,660	4	(17)	17,647
U.S. government securities	87,414	241	(169)	87,486
Total short-term marketable securities	127,502	261	(278)	127,485
Total	$129,114	$261	$(278)	$129,097
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of March 31, 2024 and December 31, 2023, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	March 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$9,719	$(35)	$9,859	$(37)	$19,578	$(72)
Agency bonds	3,744	(7)	1,037	(3)	4,781	(10)
U.S. government securities	58,820	(274)	—	—	58,820	(274)
Total	$72,283	$(316)	$10,896	$(40)	$83,179	$(356)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$2,130	$(9)	$12,104	$(83)	$14,234	$(92)
Agency bonds	14,409	(17)	—	—	14,409	(17)
U.S. government securities	27,763	(135)	6,231	(34)	33,994	(169)
Total	$44,302	$(161)	$18,335	$(117)	$62,637	$(278)
For the three months ended March 31, 2024 and 2023, the Company did not recognize any credit loss related to available-for-sale marketable securities.
The contractual maturities for marketable securities classified as available-for-sale as of March 31, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$71,723	$71,477
Due in one to five years	53,329	53,272
Total	$125,052	$124,749

4. FAIR VALUE MEASUREMENTS
The Company’s investments in money market accounts are recorded as cash equivalents at fair value on the condensed consolidated balance sheets. Additionally, the Company carries its available-for-sale debt securities at fair value. See Note 3, “Marketable Securities,” for further details.
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$188,206	$—	$—	$188,206	$180,270	$—	$—	$180,270
U.S. government securities	—	—	—	—	—	1,612	—	1,612
Marketable securities:
Certificates of deposit	—	—	—	—	—	1,537	—	1,537
Commercial paper	—	—	—	—	—	1,058	—	1,058
Corporate bonds	—	21,141	—	21,141	—	19,757	—	19,757
Agency bonds	—	7,579	—	7,579	—	17,647	—	17,647
U.S. government securities	—	96,029	—	96,029	—	87,486	—	87,486
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	7,500	—	7,500
Total cash equivalents, marketable securities and other investments	$188,206	$134,749	$—	$322,955	$180,270	$136,597	$—	$316,867
The certificates of deposit that are categorized as other investments with original maturities of one year or less are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets. Those with original maturities of more than one year are reflected in other non-current assets.
Certain long- and indefinite-lived assets are recognized at fair value on a nonrecurring basis, including assets that are written down as a result of an impairment. The Company recognized an impairment charge related to the write off of right-of-use (“ROU”) assets and leasehold improvements associated with certain of its office space that it abandoned during the three months ended March 31, 2023. See Note 8, “Leases,” for further details. The Company estimated the fair value of these assets as of the abandonment date using an income approach based on discounted cash flows expected to be received for the abandoned properties. This valuation technique relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to its present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$17,397	$14,922
Certificates of deposit	7,500	5,000
Other current assets	13,524	16,751
Total prepaid expenses and other current assets	$38,421	$36,673
As of March 31, 2024, other current assets primarily consisted of income taxes receivable, deferred costs related to subleases as well as unsettled share repurchases and short-term deposits.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Capitalized website and internal-use software development costs	$266,444	$258,059
Leasehold improvements	57,291	57,403
Computer equipment	46,770	50,014
Furniture and fixtures	10,306	10,336
Telecommunication	4,175	4,175
Software	1,113	1,113
Total	386,099	381,100
Less accumulated depreciation and amortization	(317,933)	(312,416)
Property, equipment and software, net	$68,166	$68,684
Depreciation and amortization expense related to property, equipment and software was $9.6 million and $10.5 million for the three months ended March 31, 2024 and 2023, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2023 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of March 31, 2024 or December 31, 2023 that would more likely than not reduce the fair value of goodwill below its carrying value.
The change in the carrying amount of goodwill during the three months ended March 31, 2024 was as follows (in thousands):

Balance as of December 31, 2023	$103,886
Effect of currency translation	(1,053)
Balance as of March 31, 2024	$102,833

Intangible assets that were not fully amortized as of March 31, 2024 and December 31, 2023 consisted of the following (dollars in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(6,435)	$3,483	4.9 years
Licensing agreements	6,141	(2,315)	3,826	5.9 years
Total	$16,059	$(8,750)	$7,309

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(6,258)	$3,660	5.2 years
Licensing agreements	6,129	(2,151)	3,978	6.2 years
Total	$16,047	$(8,409)	$7,638
Amortization expense related to intangible assets was $0.3 million for each of the three months ended March 31, 2024 and 2023.
As of March 31, 2024, estimated future amortization expense was as follows (in thousands):

Remainder of 2024	$1,024
2025	1,353
2026	1,353
2027	1,353
2028	1,353
2029	763
Thereafter	110
Total amortization	$7,309
8. LEASES
The components of lease cost, net for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$4,942	$9,531
Short-term lease cost (12 months or less)	97	105
Sublease income	(3,400)	(3,391)
Total lease cost, net	$1,639	$6,245
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.

Supplemental cash flow information related to leases for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,794	$12,031
As of March 31, 2024, maturities of lease liabilities were as follows (in thousands):

Remainder of 2024	$31,904
2025	22,157
2026	7,219
2027	6,407
2028	6,545
2029	6,687
Thereafter	2,984
Total minimum lease payments	83,903
Less imputed interest	(6,530)
Present value of lease liabilities	$77,373
As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years) — operating leases	3.6	3.7
Weighted-average discount rate — operating leases	5.1%	5.1%
During the three months ended March 31, 2023, the Company abandoned certain office space in San Francisco. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the abandonment in accordance with Accounting Standards Codification Topic 360, “Property, Plant, and Equipment,” because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the carrying value of the impacted assets to the fair value to determine the impairment amount and recognized an impairment charge of $3.6 million during the three months ended March 31, 2023, which is included in general and administrative expenses on its condensed consolidated statement of operations. The Company reduced the carrying amount of the ROU asset and leasehold improvements by $2.6 million and $1.0 million, respectively. For more information on the fair values of the ROU asset and leasehold improvements used in the impairment analysis, see Note 4, “Fair Value Measurements.”
9. OTHER NON-CURRENT ASSETS
Other non-current assets as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Deferred tax assets	$121,438	$119,449
Deferred contract costs	26,713	28,203
Other non-current assets	15,594	14,074
Total other non-current assets	$163,745	$161,726

10. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$13,768	$9,277
Add: provision for doubtful accounts	11,645	6,784
Less: write-offs, net of recoveries	(10,851)	(7,430)
Balance, end of period	$14,562	$8,631
In calculating the allowance for doubtful accounts as of March 31, 2024 and 2023, the Company considered expectations of probable credit losses based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The increases in the provision for doubtful accounts and write-offs, net of recoveries in the three months ended March 31, 2024 as compared to the prior-year period were a result of the ordinary course of business, reflecting higher aggregate customer delinquencies as well as the increase in net revenue.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in short-term deferred revenue during the three months ended March 31, 2024 were as follows (in thousands):

Three Months Ended March 31, 2024
Balance, beginning of period	$3,821
Less: recognition of deferred revenue from beginning balance	(2,520)
Add: net increase in current period contract liabilities	5,687
Balance, end of period	$6,988
The majority of the Company’s deferred revenue balance as of March 31, 2024 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending June 30, 2024. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of March 31, 2024. No other contract assets or liabilities were recorded on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$6,083	$11,868
Employee-related liabilities	84,327	79,081
Accrued legal settlements	15,000	15,085
Other accrued liabilities	39,533	26,775
Total accounts payable and accrued liabilities	$144,943	$132,809
As of March 31, 2024, other accrued liabilities primarily consisted of accrued operating expenses and cost of revenue, income taxes payable and unsettled share repurchases.

12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
CIPA Action
On October 12, 2016, a putative class action lawsuit asserting claims under the California Invasion of Privacy Act was filed against the Company (the “CIPA Action”) in the Superior Court of California for the County of San Francisco (the “Superior Court”), in which the plaintiff sought statutory damages and other relief based on alleged unlawful call recording. The Company filed a motion for summary judgment on the basis that it had never recorded the plaintiff, which the Superior Court granted. The plaintiff appealed and, in October 2020, the California Court of Appeal for the First District (the “Court of Appeal”) reversed the decision of the Superior Court, holding that the recording of only the Company’s consenting sales representatives could violate CIPA, even if the plaintiff was not recorded. The California Supreme Court subsequently denied review of the Court of Appeal’s decision and the case was remanded to the Superior Court. On January 18, 2023, the Superior Court granted the plaintiffs’ motion for class certification. In February 2023, the Company filed a petition for a writ with the Court of Appeal seeking reversal of the Superior Court’s class certification decision. The Court of Appeal summarily denied the writ petition on May 25, 2023, following which the Company filed a petition with the California Supreme Court on June 2, 2023 seeking an order directing the Court of Appeal to review the merits of the Company’s writ petition. On July 17, 2023, the Company reached a preliminary agreement with the plaintiffs to settle the CIPA Action for $15.0 million, which payment the Company expected to be partially funded by insurance proceeds. The parties executed a settlement agreement, which the plaintiff presented to the Superior Court for approval. On April 10, 2024, the Superior Court granted final approval of the settlement, which resolved all claims asserted against the Company in the CIPA Action without any liability or wrongdoing attributed to it.
The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. The Company believes the loss is probable and the payment amount of $15.0 million represents a reasonable estimate of loss contingency as of March 31, 2024. The Company recorded a $4.0 million accrual for loss contingency related to the CIPA Action as of December 31, 2022 and an additional accrual of $11.0 million during 2023, resulting in a $15.0 million accrual for loss contingency within accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2024. The Company expects to fund the settlement in the three months ending June 30, 2024. The receivable for loss recovery that was recorded in 2023 for the anticipated insurance proceeds of $3.9 million was released upon receipt of the proceeds on January 18, 2024.
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
As of March 31, 2024, the Company had $14.1 million of letters of credit outstanding under the 2023 credit facility sub-limit, which were moved from the 2020 credit facility. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the 2023 credit facility and the Company was in compliance with all conditions and covenants thereunder as of March 31, 2024.
13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Common stock, $0.000001 par value	200,000	68,330	200,000	68,864
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of March 31, 2024, the Board of Directors had authorized the Company to repurchase up to an aggregate of $1.95 billion of its outstanding common stock, $519.2 million of which remained available as of March 31, 2024. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the three months ended March 31, 2024, the Company repurchased on the open market 1,526,366 shares for an aggregate purchase price of $62.5 million and retired 1,326,887 shares. As of March 31, 2024, the Company had a treasury stock balance of 199,479 shares, which were excluded from its outstanding share count as of such date and subsequently retired in April 2024. As of March 31, 2024, the treasury stock balance included $0.6 million of excise tax imposed under the Inflation Reduction Act of 2022 on stock repurchases, net of shares issued.
During the three months ended March 31, 2023, the Company repurchased on the open market and subsequently retired 1,700,835 shares for an aggregate purchase price of $50.0 million. Although there were no shares of treasury stock as of March 31, 2023, the treasury stock balance included an immaterial amount of excise tax on stock repurchases, net of shares issued, during the three months then ended.

Equity Incentive Plans
Stock Options
A summary of stock option activity for the three months ended March 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	2,543	$34.94	3.6	$33,100
Exercised	(17)	31.75
Canceled	(17)	72.57
Outstanding at March 31, 2024	2,509	$34.71	3.3	$15,790
Options vested and exercisable at March 31, 2024	2,483	$34.69	3.3	$15,722
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.2 million and $5.4 million for the three months ended March 31, 2024 and 2023, respectively.
There were no options granted during the three months ended March 31, 2024 and 2023.
As of March 31, 2024, total unrecognized compensation costs related to nonvested stock options were approximately $0.4 million, which the Company expects to recognize over a weighted-average time period of 1.4 years.
RSUs
RSUs include PRSUs, which are subject to either (a) a market condition or (b) the achievement of performance goals. As the PRSU activity during the three months ended March 31, 2024 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the three months ended March 31, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	9,961	$32.61
Granted	2,035	44.68
Vested(1)	(1,369)	32.19
Canceled	(183)	33.29
Nonvested at March 31, 2024(2)	10,444	$35.00
(1)    Includes 593,529 shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes 982,724 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the three months ended March 31, 2024 and 2023 was $50.7 million and $46.2 million, respectively. As of March 31, 2024, the Company had approximately $334.6 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.3 years.

Employee Stock Purchase Plan
There were no shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2024. There were 676 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $26.31 during the three months ended March 31, 2023. The Company recognized stock-based compensation expense related to the ESPP of $1.1 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,401	$1,382
Sales and marketing	8,699	9,114
Product development	23,653	25,867
General and administrative	8,957	9,894
Total stock-based compensation recorded to income (loss) before income taxes	42,710	46,257
Benefit from income taxes	(8,395)	(9,604)
Total stock-based compensation recorded to net income (loss) attributable to common stockholders	$34,315	$36,653
During the three months ended March 31, 2024 and 2023, the Company capitalized $2.7 million and $2.9 million, respectively, of stock-based compensation expense as website and internal-use software development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts.
14. OTHER INCOME, NET
Other income, net for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income, net	$5,664	$4,007
Transaction loss on foreign exchange, net	(142)	(70)
Other non-operating income, net	2,202	1,275
Other income, net	$7,724	$5,212
15. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the three months ended March 31, 2024 was $4.8 million, which was due to $5.1 million of U.S. federal, state and foreign income tax expense, partially offset by $0.3 million of net discrete tax benefit primarily related to stock-based compensation. The benefit from income taxes for the three months ended March 31, 2023 was $0.2 million, which was due to $0.5 million of U.S. federal, state and foreign income tax benefit, partially offset by $0.3 million of net discrete tax expense primarily related to stock-based compensation.

Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three months ended March 31, 2024, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by stock-based compensation and other non-deductible expenses. For the three months ended March 31, 2023, the difference between the effective tax rate and the federal statutory tax rate primarily related to stock-based compensation and the inclusion of global intangible low-taxed income (“GILTI”), offset by tax credits. However, the Internal Revenue Service issued guidance in the three months ended September 30, 2023 that effectively relieved the Company from GILTI in 2023.
As of March 31, 2024, the Company had $36.9 million of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.
As of March 31, 2024, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $31.3 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2018 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 31, 2024, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.
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
The following tables present the calculation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$14,154	$(1,178)
Shares used in computation:
Weighted-average common shares outstanding	68,559	69,821
Basic net income (loss) per share attributable to common stockholders:	$0.21	$(0.02)

	Three Months Ended March 31,
	2024	2023
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$14,154	$(1,178)
Shares used in computation:
Weighted-average common shares outstanding	68,559	69,821
Stock options	469	—
RSUs	3,072	—
ESPP	147	—
Number of shares used in diluted calculation	72,247	69,821
Diluted net income (loss) per share attributable to common stockholders:	$0.20	$(0.02)
The following stock-based instruments were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	666	2,856
RSUs	1,478	14,021
ESPP	—	299
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

Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net revenue by product:
Advertising revenue by category:
Services	$203,288	$183,520
Restaurants, Retail & Other	114,350	113,623
Advertising	317,638	297,143
Other(1)	15,114	15,295
Total net revenue	$332,752	$312,438
(1) As of the three months ended March 31, 2024, other revenue includes revenue generated from transactions with consumers, which the Company reported separately as transactions revenue in prior periods. Prior period amounts in the table above have been reclassified to conform to the current period presentation.
During the three months ended March 31, 2024 and 2023, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$330,136	$310,222
All other countries	2,616	2,216
Total net revenue	$332,752	$312,438
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
United States	$62,277	$62,464
All other countries	5,889	6,220
Total long-lived assets	$68,166	$68,684

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click (“CPC”) basis. In the three months ended March 31, 2024, our net revenue was $332.8 million, up 7% from the three months ended March 31, 2023, and we recorded net income of $14.2 million and adjusted EBITDA of $64.5 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income (loss), see “Non-GAAP Financial Measures” below.
In the first quarter of 2024, our strategic investments in product and marketing continued to drive progress on our revenue growth initiatives:
•Deliver the best Home Services experience for consumers and service professionals. Advertising revenue from Services businesses increased by 11% year over year in the first quarter, led by approximately 15% year-over-year revenue growth in the Home Services subcategories. Our efforts to acquire Services projects through paid search engine marketing (“paid search”), together with continued strength from organic consumer demand, drove an approximately 20% year-over-year increase in Request-a-Quote projects. Additionally, in April, we launched Yelp Assistant, a conversational artificial intelligence (“AI”) feature that uses large language model (“LLM”) technology trained on our extensive first-party data to intelligently guide consumers to the right service professionals for their projects. By more accurately interpreting consumers’ needs and collecting detailed project information, we believe Yelp Assistant improves matching, driving stronger connections for consumers and helping to deliver even more relevant leads to services professionals.
•Provide the most trusted local search and discovery platform. In the first quarter, we released our annual Trust & Safety Report, which details our continuously evolving efforts to maintain the quality and integrity of the content on our platform. These include advancements leveraging LLMs to better detect inappropriate content at scale, enabling our content moderators to prevent thousands of reviews containing such content from ever publishing to Yelp. Additionally, in April, we also introduced the Yelp Fusion AI API, an LLM-powered partner solution that brings our trusted content and information to third-party platforms through natural language search. It is designed to provide contextually relevant responses to end users, allowing them to seamlessly connect with local businesses both on and off the Yelp platform.
•Optimize advertiser value through our advanced technology. We continued to deliver value to advertisers through high-quality ad clicks in the first quarter. Ad clicks increased 8% year over year and average CPC declined 1% year over year, driven by enhanced matching capabilities as well as our acquisition of Services projects through paid search. We also recently extended our retargeting initiatives to surface relevant Yelp ads to Facebook users based on their recent Yelp searches and launched a program with Mozilla to provide Firefox users with easier access to Yelp’s trusted local business content.
•Drive profitable growth through our most efficient channels. Revenue from our Self-serve channel increased by approximately 20% year over year in the first quarter, driven by record customer acquisition as a result of improvements to the ad purchase flow and advertiser marketing. Multi-location revenue increased by approximately 5% year over year, a decrease from approximately 15% year-over-year growth in the fourth quarter of 2023, as businesses in Restaurants, Retail & Other (“RR&O”) categories continued to face a challenging operating environment. In addition, as of the first quarter our Multi-location sales team narrowed its focus to businesses with ten or more locations, with the Local sales team selling to businesses with fewer than ten locations. While this change did not, and is not expected to, materially impact the breakdown of advertising revenue between Local and Multi-location channels, we believe this realignment will enable our Multi-location sales team to more effectively serve national and non-location-based brand advertisers.
Although our RR&O categories exhibited weakness in the first quarter, the strength in our Services categories, particularly Home Services, gives us confidence in our strategy and the opportunities ahead. We expect both net revenue and adjusted EBITDA to increase sequentially in the second quarter. We also expect expenses to increase from the first to the second quarter, reflecting incremental marketing investments, particularly to acquire Services projects through paid search.
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
The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended March 31,
	2024	2023
Ad Clicks	8%	1%
Average CPC	(1)%	14%

In the three months ended March 31, 2024, advertising revenue grew 7%, primarily due to a year-over-year increase in ad clicks driven by improvements to our matching capabilities and our acquisition of Services projects through paid search. Average CPC decreased slightly in the three months ended March 31, 2024, with more substantial decreases across Services categories, reflecting the increased value we delivered to advertisers in the quarter.
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
The following table presents our advertising revenue by category for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2024	2023
Services	$203,288	$183,520	11%
Restaurants, Retail & Other	114,350	113,623	1%
Total Advertising Revenue	$317,638	$297,143	7%
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
We provide our paying advertising locations as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, including related to inflation, interest rates, and labor and supply chain issues, have had a predominant negative impact on RR&O paying advertising locations in recent quarters. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.
The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2024	2023
Services	252	238	6%
Restaurants, Retail & Other	278	316	(12)%
Total Paying Advertising Locations	530	554	(4)%
Paying advertising locations decreased in the three months ended March 31, 2024 compared to the prior-year period. While paying advertising locations in our Services categories increased year over year as advertisers responded positively to our improved matching in these categories, paying advertising locations in our RR&O categories decreased over the same period. We believe the decrease in RR&O paying advertising locations reflects the challenging operating environment facing businesses in these categories as well as strong competition for ad spend from such businesses, including from food ordering and delivery providers.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2024 or any future period.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$203,288	$183,520	$19,768	11%
Restaurants, Retail & Other	114,350	113,623	727	1%
Advertising	317,638	297,143	20,495	7%
Other(2)	15,114	15,295	(181)	(1)%
Total net revenue	332,752	312,438	20,314	7%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	27,355	26,059	1,296	5%
Sales and marketing	147,791	147,455	336	—%
Product development	91,227	88,197	3,030	3%
General and administrative	45,232	46,509	(1,277)	(3)%
Depreciation and amortization	9,930	10,805	(875)	(8)%
Total costs and expenses	321,535	319,025	2,510	1%
Income (loss) from operations	11,217	(6,587)	17,804	(270)%
Other income, net	7,724	5,212	2,512	48%
Income (loss) before income taxes	18,941	(1,375)	20,316	NM(3)
Provision for (benefit from) income taxes	4,787	(197)	4,984	NM(3)
Net income (loss) attributable to common stockholders	$14,154	$(1,178)	$15,332	NM(3)
(1)    Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2)    Other revenue now includes revenue generated from transactions with consumers, which we reported separately as transactions revenue in prior periods. Prior period amounts have been reclassified to conform to the current period presentation.
(3)    Percentage change is not meaningful.
Three Months Ended March 31, 2024 and 2023
Net Revenue
Advertising. We generate advertising revenue from the sale of our advertising products — including business page upgrades and performance-based advertising in search results and elsewhere on our platform — to businesses of all sizes, from single-location local businesses to multi-location national businesses. Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of advertising inventory through third-party ad networks. We present advertising revenue on a disaggregated basis for our high-level category groupings, Services and RR&O.
Advertising revenue for the three months ended March 31, 2024 increased 7% year over year, primarily driven by an 8% increase in ad clicks.
Other. We generate other revenue through non-advertising contracts, such as our subscription services, which include our Yelp Guest Manager product, and through our Yelp Fusion and Yelp Knowledge programs, which provide access to Yelp data for a fee. In addition, we now report transactions revenue — which was $2.8 million for the three months ended March 31, 2024 — together with other revenue to reflect that neither transactions revenue nor the underlying business is a core part of our current business model. As a result, other revenue now includes revenue from various transactions with consumers. We generate revenue from such transactions through our partnership integrations, which are mainly revenue-sharing arrangements that provide consumers with the ability to place food orders for pickup and delivery through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
Other revenue for the three months ended March 31, 2024 decreased compared to the prior-year period, primarily due a lower volume of food takeout and delivery orders. This decrease was partially offset by higher revenue from the continued growth of our Yelp Knowledge and Yelp Fusion programs.
Trends and Uncertainties of Net Revenue. Net revenue decreased slightly in the three months ended March 31, 2024 compared to the three months ended December 31, 2023, in line with historical seasonal trends. Despite ongoing macroeconomic challenges and their impacts on consumer behavior, we expect our strategic initiatives to contribute to continued business momentum and a sequential increase in net revenue in the three months ending June 30, 2024.
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
Cost of revenue for the three months ended March 31, 2024 increased compared to the prior-year period, primarily due to an increase in website infrastructure expense of $1.6 million as a result of investments in maintaining and improving our infrastructure as well as higher cost of labor.
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
Sales and marketing expenses for the three months ended March 31, 2024 increased slightly compared to the prior-year period, primarily due to:
•an increase in marketing spend of $2.6 million, primarily driven by our increased investments in Services project acquisition through paid search, partially offset by a decrease in costs for business owner marketing; and
•an increase in employee costs of $1.4 million resulting from higher cost of labor, partially offset by lower average headcount.
These increases were partially offset by a decrease in workplace operating costs of $3.7 million due to reductions in our leased office space.
We expect sales and marketing expenses to increase in 2024 compared to 2023 as we expand our efforts to acquire Services projects through paid search as well as due to more tenured sales and marketing employees. As a result of our planned expansion of our investments in paid project acquisition, we now expect sales and marketing expenses to increase as a percentage of net revenue in 2024 compared to 2023.
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
Product development expenses for the three months ended March 31, 2024 increased compared to the prior-year period primarily due to an increase in employee costs of $3.1 million as a result of higher cost of labor, partially offset by lower average headcount.
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

General and administrative expenses for the three months ended March 31, 2024 decreased compared to the prior-year period due to:
•the $3.6 million impairment charge incurred in the prior-year period related to the abandonment of certain office space in San Francisco, which did not recur in the current-year period. See Note 8, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail; and
•a decrease in employee costs of $3.1 million, primarily driven by lower average headcount.
These decreases were partially offset by an increase in our provision for doubtful accounts of $4.9 million primarily due to higher anticipated customer delinquencies and the increase in advertising revenue.
We expect general and administrative expenses to decrease in 2024 compared to 2023. However, adjusting for certain nonrecurring expenses, we expect general and administrative expenses to remain relatively consistent or increase slightly on an absolute dollar basis and remain relatively consistent as a percentage of net revenue in 2024 compared to 2023.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal-use software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense for the three months ended March 31, 2024 decreased compared to the prior-year period primarily due to a decrease in depreciation expense of leasehold improvements from asset retirements related to lease abandonments and expirations.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, credit facility fees and foreign exchange gains and losses.
Other income, net for the three months ended March 31, 2024 increased compared to the prior-year period, primarily driven by $1.7 million of higher interest income earned on our cash, cash equivalents and marketable securities due to increased federal interest rates.
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
Provision for income taxes for the three months ended March 31, 2024 increased from a benefit from income taxes in the prior-year period primarily due to an increase in profit before tax for 2024.
As of December 31, 2023, we had approximately $119.4 million in net deferred tax assets (“DTAs”). As of March 31, 2024, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
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
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as impairment charges and fees related to shareholder activism;
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as impairment charges and fees related to shareholder activism that we deem not to be indicative of our ongoing operating performance.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.

The following is a reconciliation of net income (loss) to adjusted EBITDA, as well as the calculation of net income (loss) margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$14,154	$(1,178)
Provision for (benefit from) income taxes	4,787	(197)
Other income, net	(7,724)	(5,212)
Depreciation and amortization	9,930	10,805
Stock-based compensation	42,710	46,257
Asset impairment(1)	—	3,555
Fees related to shareholder activism(1)	599	—
Adjusted EBITDA	$64,456	$54,030

Net revenue	$332,752	$312,438
Net income (loss) margin	4%	—%
Adjusted EBITDA margin	19%	17%
(1) Recorded within general and administrative expenses on our condensed consolidated statements of operations.
Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$72,855	$74,244
Purchases of property, equipment and software	(6,987)	(7,518)
Free cash flow	$65,868	$66,726

Net cash used in investing activities	$(6,402)	$(37,280)

Net cash used in financing activities	$(83,834)	$(54,706)
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of March 31, 2024, we had cash and cash equivalents of $296.0 million and marketable securities of $124.7 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three months or less. Our cash held internationally as of March 31, 2024 was $15.2 million. As of March 31, 2024, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.
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
As of March 31, 2024, we were in compliance with all covenants and there were no loans outstanding under the 2023 credit facility. We had $14.1 million of letters of credit under the sub-limit primarily related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $110.9 million remained available under the 2023 credit facility as of March 31, 2024.
For additional details regarding the 2023 credit facility, see Note 12, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” included under Part I, Item 1A in our Annual Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes in 2024 and beyond due to, among other things, the requirement to capitalize and amortize certain research and development expenses under the U.S. Tax Cuts and Jobs Act; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flows related to $36.4 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2024 to 2031. Our cash requirements related to these lease agreements are $83.9 million, of which $42.3 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $23.0 million. See Note 8, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $198.9 million, of which approximately $75.9 million is expected to be paid within the next 12 months.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$72,855	$74,244
Net cash used in investing activities	$(6,402)	$(37,280)
Net cash used in financing activities	$(83,834)	$(54,706)
Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2024 decreased by $1.4 million compared to the prior-year period, primarily as a result of higher employee-related payments of $14.8 million for salaries, commissions, bonuses and benefits, mainly due to higher cost of labor as well as a shift towards a compensation mix that emphasizes cash over equity. The higher cash outflow was also driven by higher operating expenses, including an increase of $5.6 million in payments to vendors, as well as other increases that are not individually significant. These cash outflows were partially offset by an increase of $24.6 million in cash collected from customers primarily due to the increase in revenue.
Investing Activities. Net cash used in investing activities during the three months ended March 31, 2024 decreased compared to the prior-year period primarily due to a decrease in net purchases of marketable securities.
Financing Activities. Net cash used in financing activities during the three months ended March 31, 2024 increased compared to the prior-year period primarily due to a decrease in proceeds from stock option exercises and an increase in repurchases of our common stock during the three months ended March 31, 2024 compared to the prior-year period.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors (the “Board”) has authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, $492.2 million of which remained available as of May 3, 2024.
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
During the three months ended March 31, 2024, we repurchased on the open market 1,526,366 shares for an aggregate purchase price of $62.5 million.
We have funded all repurchases to date and expect to fund any future repurchases with cash and cash equivalents available on our condensed consolidated balance sheet.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from those estimates. Due to macroeconomic conditions and other factors, certain estimates and assumptions have required and may continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may materially change in future periods.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate, foreign exchange risks and inflation, and have not changed materially from the market risks we were exposed to in the year ended December 31, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings in which we are involved, see “Legal Proceedings” in Note 12, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, which is incorporated herein by reference. We are also subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these other matters will have a material effect on our business, financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risks factors set forth in the section titled “Risk Factors” included under Part I, Item 1A of our Annual Report, which describes various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. You should carefully consider the risks and uncertainties described in the Annual Report before making an investment decision.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended March 31, 2024 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 - January 31, 2024	541	$45.04	541	$57,281
February 1 - February 29, 2024	59	$44.79	59	$554,659
March 1 - March 31, 2024	927	$38.31	927	$519,159
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our Board authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, including the $500.0 million authorized in February 2024, of which $492.2 million remained available as of May 3, 2024. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program” included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases, net of shares issued, as a result of the Inflation Reduction Act of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On February 21, 2024, Sam Eaton, our Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to (i) 10,242 shares of our common stock and (ii) 117,796 shares of our common stock that may vest during the plan period, net of any shares we withhold to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards, the amount of which cannot currently be determined. The plan will terminate on the earlier of February 28, 2025 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

On March 5, 2024, Jed Nachman, our Chief Operating Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 219,299 shares of our common stock, net of any shares we withhold to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards, the amount of which cannot currently be determined. The plan will terminate on the earlier of March 5, 2025 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	3/15/2023
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

YELP INC.
Date:	May 10, 2024	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)