Form 10-Q
period 2024-06-30
YELP INC
filed 2024-08-09
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of August 2, 2024, there were 66,908,736 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
Our measures of traffic and other key metrics may also differ from estimates published by third parties (other than those whose data we use to calculate such metrics) or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. From time to time, we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. Similarly, Google Analytics also makes periodic changes and updates to their tools and methodologies. As of July 1, 2024, Google no longer offers the Universal Analytics version of its Google Analytics product that we have historically used for our web traffic metrics. We plan to begin reporting our web traffic metrics based on internal measurement tools for the year ending December 31, 2024. These changes to our web traffic metrics will result in inconsistency between new data and previously reported data.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$252,435	$313,911
Short-term marketable securities	132,376	127,485
Accounts receivable (net of allowance for doubtful accounts of $16,124 and $13,768 at June 30, 2024 and December 31, 2023, respectively)	153,869	146,147
Prepaid expenses and other current assets	44,999	36,673
Total current assets	583,679	624,216
Property, equipment and software, net	70,616	68,684
Operating lease right-of-use assets	40,679	48,573
Goodwill	102,488	103,886
Intangibles, net	6,974	7,638
Other non-current assets	160,542	161,726
Total assets	$964,978	$1,014,723
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$117,762	$132,809
Operating lease liabilities — current	35,082	39,234
Deferred revenue	5,229	3,821
Total current liabilities	158,073	175,864
Operating lease liabilities — long-term	32,535	48,065
Other long-term liabilities	39,023	41,260
Total liabilities	229,631	265,189
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 67,622 shares issued and outstanding at June 30, 2024, and 68,864 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	1,848,677	1,786,667
Treasury stock	(806)	(282)
Accumulated other comprehensive loss	(14,134)	(12,202)
Accumulated deficit	(1,098,390)	(1,024,649)
Total stockholders’ equity	735,347	749,534
Total liabilities and stockholders’ equity	$964,978	$1,014,723

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$357,016	$337,126	$689,768	$649,564
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	30,677	30,184	58,032	56,243
Sales and marketing	150,293	139,150	298,084	286,605
Product development	82,080	85,030	173,307	173,227
General and administrative	44,634	53,405	89,866	99,914
Depreciation and amortization	9,585	10,615	19,515	21,420
Total costs and expenses	317,269	318,384	638,804	637,409
Income from operations	39,747	18,742	50,964	12,155
Other income, net	10,322	5,898	18,046	11,110
Income before income taxes	50,069	24,640	69,010	23,265
Provision for income taxes	12,033	9,911	16,820	9,714
Net income attributable to common stockholders	$38,036	$14,729	$52,190	$13,551
Net income per share attributable to common stockholders
Basic	$0.56	$0.21	$0.77	$0.19
Diluted	$0.54	$0.21	$0.73	$0.19
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	67,815	69,256	68,187	69,537
Diluted	70,444	71,238	71,574	71,645

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$38,036	$14,729	$52,190	$13,551
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(140)	477	(1,682)	1,931
Unrealized loss on available-for-sale debt securities, net of tax	(44)	(595)	(250)	(262)
Other comprehensive (loss) income	(184)	(118)	(1,932)	1,669
Comprehensive income	$37,852	$14,611	$50,258	$15,220

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2023	69,649	$—	$1,692,923	$(37)	$(13,758)	$(975,000)	$704,128
Issuance of common stock upon exercises of employee stock options	31	—	956	—	—	—	956
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	791	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	379	—	10,894	—	—	—	10,894
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	46,979	—	—	—	46,979
Taxes withheld related to net share settlement of equity awards	—	—	(18,843)	—	—	—	(18,843)
Repurchases of common stock	—	—	—	(50,123)	—	—	(50,123)
Retirement of common stock	(1,563)	—	—	50,001	—	(50,001)	—
Other comprehensive loss	—	—	—	—	(118)	—	(118)
Net income	—	—	—	—	—	14,729	14,729
Balance as of June 30, 2023	69,287	$—	$1,732,909	$(159)	$(13,876)	$(1,010,272)	$708,602

Balance as of March 31, 2024	68,330	$—	$1,809,530	$(8,329)	$(13,950)	$(1,065,278)	$721,973
Issuance of common stock upon exercises of employee stock options	20	—	696	—	—	—	696
Issuance of common stock upon vesting of RSUs, net	755	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	388	—	12,192	—	—	—	12,192
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	45,670	—	—	—	45,670
Taxes withheld related to net share settlement of equity awards	—	—	(19,411)	—	—	—	(19,411)
Repurchases of common stock	—	—	—	(63,625)	—	—	(63,625)
Retirement of common stock	(1,871)	—	—	71,148	—	(71,148)	—
Other comprehensive loss	—	—	—	—	(184)	—	(184)
Net income	—	—	—	—	—	38,036	38,036
Balance as of June 30, 2024	67,622	$—	$1,848,677	$(806)	$(14,134)	$(1,098,390)	$735,347

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	69,797	$—	$1,649,692	$—	$(15,545)	$(923,823)	$710,324
Issuance of common stock upon exercises of employee stock options	716	—	15,549	—	—	—	15,549
Issuance of common stock upon vesting of RSUs, net	1,658	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	380	—	10,912	—	—	—	10,912
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	95,162	—	—	—	95,162
Taxes withheld related to net share settlement of equity awards	—	—	(38,406)	—	—	—	(38,406)
Repurchases of common stock	—	—	—	(100,159)	—	—	(100,159)
Retirement of common stock	(3,264)	—	—	100,000	—	(100,000)	—
Other comprehensive income	—	—	—	—	1,669	—	1,669
Net income	—	—	—	—	—	13,551	13,551
Balance as of June 30, 2023	69,287	$—	$1,732,909	$(159)	$(13,876)	$(1,010,272)	$708,602

Balance as of December 31, 2023	68,864	$—	$1,786,667	$(282)	$(12,202)	$(1,024,649)	$749,534
Issuance of common stock upon exercises of employee stock options	37	—	1,244	—	—	—	1,244
Issuance of common stock upon vesting of RSUs, net	1,531	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	388	—	12,192	—	—	—	12,192
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	89,975	—	—	—	89,975
Taxes withheld related to net share settlement of equity awards	—	—	(41,401)	—	—	—	(41,401)
Repurchases of common stock	—	—	—	(126,455)	—	—	(126,455)
Retirement of common stock	(3,198)	—	—	125,931	—	(125,931)	—
Other comprehensive loss	—	—	—	—	(1,932)	—	(1,932)
Net income	—	—	—	—	—	52,190	52,190
Balance as of June 30, 2024	67,622	$—	$1,848,677	$(806)	$(14,134)	$(1,098,390)	$735,347

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$52,190	$13,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,515	21,420
Provision for doubtful accounts	23,957	14,636
Stock-based compensation	83,924	89,837
Amortization of right-of-use assets	7,662	15,699
Deferred income taxes	(2,109)	(42,148)
Amortization of deferred contract cost	12,321	11,716
Asset impairment	—	3,555
Other adjustments, net	(2,995)	(64)
Changes in operating assets and liabilities:
Accounts receivable	(31,679)	(34,389)
Prepaid expenses and other assets	(14,914)	12,156
Operating lease liabilities	(19,434)	(20,943)
Accounts payable, accrued liabilities and other liabilities	(15,894)	37,225
Net cash provided by operating activities	112,544	122,251
Investing Activities
Purchases of marketable securities — available-for-sale	(53,301)	(82,491)
Sales and maturities of marketable securities — available-for-sale	49,095	50,613
Purchases of other investments	(2,500)	—
Purchases of property, equipment and software	(16,574)	(15,153)
Other investing activities	234	146
Net cash used in investing activities	(23,046)	(46,885)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	13,436	26,095
Taxes paid related to the net share settlement of equity awards	(41,190)	(38,201)
Repurchases of common stock	(122,657)	(100,000)
Payment of issuance costs for credit facility	—	(799)
Net cash used in financing activities	(150,411)	(112,905)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(295)	1,175
Change in cash, cash equivalents and restricted cash	(61,208)	(36,364)
Cash, cash equivalents and restricted cash — Beginning of period	314,002	307,138
Cash, cash equivalents and restricted cash — End of period	$252,794	$270,774
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$20,365	$8,229
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,348	$1,478
Repurchases of common stock recorded in accounts payable and accrued liabilities	$4,506	$2,442
Excise tax accrued on net stock repurchases	$524	$159

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
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash	$71,357	$105,959
Cash equivalents	181,078	207,952
Total cash and cash equivalents	252,435	313,911
Restricted cash	359	91
Total cash, cash equivalents and restricted cash	$252,794	$314,002
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.
3. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Corporate bonds	$563	$—	$—	$563
Total cash equivalents	563	—	—	563
Short-term marketable securities:
Certificates of deposit	385	—	—	385
Commercial paper	9,135	—	—	9,135
Corporate bonds	25,309	2	(67)	25,244
Agency bonds	5,270	2	(5)	5,267
U.S. government securities	92,641	7	(303)	92,345
Total short-term marketable securities	132,740	11	(375)	132,376
Total	$133,303	$11	$(375)	$132,939

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. government securities	$1,612	$—	$—	$1,612
Total cash equivalents	1,612	—	—	1,612
Short-term marketable securities:
Certificates of deposit	1,537	—	—	1,537
Commercial paper	1,058	—	—	1,058
Corporate bonds	19,833	16	(92)	19,757
Agency bonds	17,660	4	(17)	17,647
U.S. government securities	87,414	241	(169)	87,486
Total short-term marketable securities	127,502	261	(278)	127,485
Total	$129,114	$261	$(278)	$129,097
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of June 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	June 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$20,997	$(61)	$2,157	$(6)	$23,154	$(67)
Agency bonds	1,045	—	1,426	(5)	2,471	(5)
U.S. government securities	58,306	(162)	27,909	(141)	86,215	(303)
Total	$80,348	$(223)	$31,492	$(152)	$111,840	$(375)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$2,130	$(9)	$12,104	$(83)	$14,234	$(92)
Agency bonds	14,409	(17)	—	—	14,409	(17)
U.S. government securities	27,763	(135)	6,231	(34)	33,994	(169)
Total	$44,302	$(161)	$18,335	$(117)	$62,637	$(278)
For the six months ended June 30, 2024 and 2023, the Company did not recognize any credit loss related to available-for-sale marketable securities.
The contractual maturities for marketable securities classified as available-for-sale as of June 30, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$81,663	$81,457
Due in one to five years	51,640	51,482
Total	$133,303	$132,939

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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$153,733	$—	$—	$153,733	$180,270	$—	$—	$180,270
Corporate bonds	—	563	—	563	—	—	—	—
U.S. government securities		—	—	—	—	1,612	—	1,612
Marketable securities:
Certificates of deposit	—	385	—	385	—	1,537	—	1,537
Commercial paper	—	9,135	—	9,135	—	1,058	—	1,058
Corporate bonds	—	25,244	—	25,244	—	19,757	—	19,757
Agency bonds	—	5,267	—	5,267	—	17,647	—	17,647
U.S. government securities	—	92,345	—	92,345	—	87,486	—	87,486
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	7,500	—	7,500
Total cash equivalents, marketable securities and other investments	$153,733	$142,939	$—	$296,672	$180,270	$136,597	$—	$316,867
The certificates of deposit that are categorized as other investments with original maturities of one year or less are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets. Those with original maturities of more than one year are reflected in other non-current assets.
Certain long- and indefinite-lived assets are recognized at fair value on a nonrecurring basis, including assets that are written down as a result of an impairment. The Company recognized an impairment charge related to the write off of right-of-use (“ROU”) assets and leasehold improvements associated with certain of its office space that it abandoned during the six months ended June 30, 2023. See Note 8, “Leases,” for further details. The Company estimated the fair value of these assets as of the abandonment date using an income approach based on discounted cash flows expected to be received for the abandoned properties. This valuation technique relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to its present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$17,110	$14,922
Certificates of deposit	7,500	5,000
Other current assets	20,389	16,751
Total prepaid expenses and other current assets	$44,999	$36,673
As of June 30, 2024, other current assets primarily consisted of income taxes receivable, deferred costs related to subleases and short-term deposits.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Capitalized website and internal-use software development costs	$277,109	$258,059
Leasehold improvements	55,869	57,403
Computer equipment	47,107	50,014
Furniture and fixtures	9,890	10,336
Telecommunication	4,163	4,175
Software	1,110	1,113
Total	395,248	381,100
Less accumulated depreciation and amortization	(324,632)	(312,416)
Property, equipment and software, net	$70,616	$68,684
Depreciation and amortization expense related to property, equipment and software was $9.2 million and $10.2 million for the three months ended June 30, 2024 and 2023, respectively, and $18.8 million and $20.7 million for the six months ended June 30, 2024 and 2023, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2023 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of June 30, 2024 or December 31, 2023 that would more likely than not reduce the fair value of goodwill below its carrying value.
The change in the carrying amount of goodwill during the six months ended June 30, 2024 was as follows (in thousands):

Balance as of December 31, 2023	$103,886
Effect of currency translation	(1,398)
Balance as of June 30, 2024	$102,488

Intangible assets that were not fully amortized as of June 30, 2024 and December 31, 2023 consisted of the following (dollars in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(6,612)	$3,306	4.7 years
Licensing agreements	6,141	(2,481)	3,660	5.7 years
Domain and data licenses	2,877	(2,869)	8	5.0 years
Total	$18,936	$(11,962)	$6,974

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(6,258)	$3,660	5.2 years
Licensing agreements	6,129	(2,151)	3,978	6.2 years
Domain and data licenses	2,869	(2,869)	—	0.0 years
Total	$18,916	$(11,278)	$7,638
Amortization expense related to intangible assets was $0.4 million for each of the three months ended June 30, 2024 and 2023, and $0.7 million for each of the six months ended June 30, 2024 and 2023.
As of June 30, 2024, estimated future amortization expense was as follows (in thousands):

Remainder of 2024	$680
2025	1,355
2026	1,355
2027	1,355
2028	1,355
2029	764
Thereafter	110
Total amortization	$6,974
8. LEASES
The components of lease cost, net for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$4,746	$9,222	$9,688	$18,753
Short-term lease cost (12 months or less)	96	98	193	203
Sublease income	(3,404)	(3,403)	(6,804)	(6,794)
Total lease cost, net	$1,438	$5,917	$3,077	$12,162
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.

Supplemental cash flow information related to leases for the six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,460	$24,065
As of June 30, 2024, maturities of lease liabilities were as follows (in thousands):

Remainder of 2024	$21,236
2025	22,153
2026	7,215
2027	6,402
2028	6,540
2029	6,682
Thereafter	2,969
Total minimum lease payments	73,197
Less imputed interest	(5,580)
Present value of lease liabilities	$67,617
As of June 30, 2024 and December 31, 2023, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years) — operating leases	3.6	3.7
Weighted-average discount rate — operating leases	5.0%	5.1%
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
Subsequent to the quarter end, in July 2024, the Company agreed to a binding offer to sublease a portion of its office space in Toronto, Ontario. The Company expects to recognize an impairment charge of approximately $4.2 million in the three months ending September 30, 2024, which will be included in general and administrative expenses on its condensed consolidated statement of operations and will reduce the carrying amounts of the associated right-of-use assets and leasehold improvements accordingly.

9. OTHER NON-CURRENT ASSETS
Other non-current assets as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Deferred tax assets	$121,589	$119,449
Deferred contract costs	26,048	28,203
Other non-current assets	12,905	14,074
Total other non-current assets	$160,542	$161,726
10. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$13,768	$9,277
Add: provision for doubtful accounts	23,957	14,636
Less: write-offs, net of recoveries	(21,601)	(15,751)
Balance, end of period	$16,124	$8,162
In calculating the allowance for doubtful accounts as of June 30, 2024 and 2023, the Company considered expectations of probable credit losses based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The increases in the provision for doubtful accounts and write-offs, net of recoveries in the six months ended June 30, 2024 as compared to the prior-year period were a result of the ordinary course of business, reflecting higher aggregate customer delinquencies as well as the increase in net revenue.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in short-term deferred revenue during the six months ended June 30, 2024 were as follows (in thousands):

Six Months Ended June 30, 2024
Balance, beginning of period	$3,821
Less: recognition of deferred revenue from beginning balance	(3,036)
Add: net increase in current period contract liabilities	4,444
Balance, end of period	$5,229
The majority of the Company’s deferred revenue balance as of June 30, 2024 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending September 30, 2024. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of June 30, 2024. No other contract assets or liabilities were recorded on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$12,470	$11,868
Employee-related liabilities	73,552	79,081
Accrued sales and marketing expenses	8,550	5,779
Accrued legal settlements	40	15,085
Other accrued liabilities	23,150	20,996
Total accounts payable and accrued liabilities	$117,762	$132,809
As of June 30, 2024, other accrued liabilities primarily consisted of accrued cost of revenue, unpaid share repurchases, taxes payable, and accrued general and administrative expenses.
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
The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies, which it will accrue when it believes a loss is probable and the amount can be reasonably estimated. As of March 31, 2024, the Company believed the loss was probable and the payment amount of $15.0 million represented a reasonable estimate of loss contingency. The Company recorded a $4.0 million accrual for loss contingency related to the CIPA Action as of December 31, 2022 and an additional accrual of $11.0 million during 2023, resulting in a $15.0 million accrual for loss contingency within accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2024. The accrual for loss contingency was released upon the settlement payment of $15.0 million in the three months ended June 30, 2024. The receivable for loss recovery that was recorded in 2023 for the anticipated insurance proceeds of $3.9 million was released upon receipt of the proceeds on January 18, 2024.
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
As of June 30, 2024, the Company had $14.5 million of letters of credit outstanding under the 2023 credit facility sub-limit, which were moved from the 2020 credit facility. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the 2023 credit facility and the Company was in compliance with all conditions and covenants thereunder as of June 30, 2024.

13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Common stock, $0.000001 par value	200,000	67,622	200,000	68,864
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of June 30, 2024, the Board of Directors had authorized the Company to repurchase up to an aggregate of $1.95 billion of its outstanding common stock, $455.7 million of which remained available as of June 30, 2024. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the six months ended June 30, 2024, the Company repurchased on the open market and subsequently retired 3,198,097 shares for an aggregate purchase price of $125.9 million. Although there were no shares of treasury stock as of June 30, 2024, the treasury stock balance included $0.8 million of excise tax imposed under the Inflation Reduction Act of 2022 on stock repurchases, net of shares issued.
During the six months ended June 30, 2023, the Company repurchased on the open market and subsequently retired 3,264,260 shares for an aggregate purchase price of $100.0 million. Although there were no shares of treasury stock as of June 30, 2023, the treasury stock balance included an immaterial amount of excise tax on stock repurchases, net of shares issued, during the six months then ended.
Equity Incentive Plans
Stock Options
A summary of stock option activity for the six months ended June 30, 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	2,543	$34.94	3.6	$33,100
Exercised	(37)	33.44
Canceled	(33)	64.91
Outstanding at June 30, 2024	2,473	$34.57	3.1	$11,223
Options vested and exercisable at June 30, 2024	2,452	$34.55	3.1	$11,187
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was immaterial for each of the three months ended June 30, 2024 and 2023, and $0.3 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively.
There were no options granted during the six months ended June 30, 2024 and 2023.
As of June 30, 2024, total unrecognized compensation costs related to nonvested stock options were approximately $0.4 million, which the Company expects to recognize over a weighted-average time period of 1.2 years.

RSUs
RSUs include PRSUs that are subject to either (a) a market condition or (b) the achievement of performance goals. As the PRSU activity during the six months ended June 30, 2024 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the six months ended June 30, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	9,961	$32.61
Granted	2,098	44.46
Vested(1)	(2,645)	32.41
Canceled	(348)	33.22
Nonvested at June 30, 2024(2)	9,066	$35.38
(1)    Includes 1,113,103 shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes 929,285 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the six months ended June 30, 2024 and 2023 was $98.3 million and $91.2 million, respectively. As of June 30, 2024, the Company had approximately $288.1 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.1 years.
Employee Stock Purchase Plan
There were 387,968 shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”) at a weighted-average purchase price per share of $31.42 during the three and six months ended June 30, 2024. There were 379,656 and 380,332 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $28.70 and $28.69 during the three and six months ended June 30, 2023, respectively. The Company recognized stock-based compensation expense related to the ESPP of $0.9 million during each of the three months ended June 30, 2024 and 2023, and $2.0 million and $1.8 million during the six months ended June 30, 2024 and 2023, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,397	$1,346	$2,798	$2,728
Sales and marketing	8,618	8,607	17,317	17,721
Product development	22,534	24,974	46,187	50,841
General and administrative	8,665	8,653	17,622	18,547
Total stock-based compensation recorded to income before income taxes	41,214	43,580	83,924	89,837
Benefit from income taxes	(8,060)	(9,271)	(16,455)	(18,875)
Total stock-based compensation recorded to net income attributable to common stockholders	$33,154	$34,309	$67,469	$70,962
The Company capitalized $3.2 million and $2.4 million of stock-based compensation expense as website and internal-use software development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended June 30, 2024 and 2023, respectively, and $5.9 million and $5.3 million in the six months ended June 30, 2024 and 2023, respectively.

14. OTHER INCOME, NET
Other income, net for the three and six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income, net	$5,424	$4,656	$11,088	$8,663
Transaction (loss) gain on foreign exchange, net	(61)	101	(203)	31
Release of nonrecurring tax reserve(1)	3,102	—	3,102	—
Other non-operating income, net	1,857	1,141	4,059	2,416
Other income, net	$10,322	$5,898	$18,046	$11,110
(1) Represents the release of a reserve related to a one-time payroll tax credit.
15. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the six months ended June 30, 2024 was $16.8 million, which was due to $18.4 million of U.S. federal, state and foreign income tax expense, partially offset by $1.6 million of net discrete tax benefit primarily related to stock-based compensation. The provision for income taxes for the six months ended June 30, 2023 was $9.7 million, which was due to $12.5 million of U.S. federal, state and foreign income tax expense, partially offset by $2.8 million of net discrete tax benefit primarily related to a one-time litigation settlement expense in connection with the settlement of the CIPA Action, as detailed in Note 12, “Commitments and Contingencies.”
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three and six months ended June 30, 2024, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by stock-based compensation and other non-deductible expenses. For the three and six months ended June 30, 2023, the difference between the effective tax rate and the federal statutory tax rate primarily related to stock-based compensation and the inclusion of global intangible low-taxed income (“GILTI”), offset by tax credits. However, the Internal Revenue Service issued guidance in the three months ended September 30, 2023 that effectively relieved the Company from GILTI in 2023.
As of June 30, 2024, the Company had $37.4 million of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.
As of June 30, 2024, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $36.7 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2018 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 30, 2024, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.

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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income per share:
Net income attributable to common stockholders	$38,036	$14,729	$52,190	$13,551
Shares used in computation:
Weighted-average common shares outstanding	67,815	69,256	68,187	69,537
Basic net income per share attributable to common stockholders:	$0.56	$0.21	$0.77	$0.19

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Diluted net income per share:
Net income attributable to common stockholders	$38,036	$14,729	$52,190	$13,551
Shares used in computation:
Weighted-average common shares outstanding	67,815	69,256	68,187	69,537
Stock options	356	189	414	194
RSUs	2,268	1,783	2,971	1,909
ESPP	5	10	2	5
Number of shares used in diluted calculation	70,444	71,238	71,574	71,645
Diluted net income per share attributable to common stockholders:	$0.54	$0.21	$0.73	$0.19
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	672	2,140	677	2,230
RSUs	1,993	4,764	1,604	4,147
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
Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue by product:
Advertising revenue by category:
Services	$222,955	$200,274	$426,243	$383,794
Restaurants, Retail & Other	118,383	121,698	232,733	235,321
Advertising	341,338	321,972	658,976	619,115
Other(1)	15,678	15,154	30,792	30,449
Total net revenue	$357,016	$337,126	$689,768	$649,564
(1) For the three and six months ended June 30, 2024, other revenue includes revenue generated from transactions with consumers, which the Company reported separately as transactions revenue in prior periods. Prior-period amounts in the table above have been reclassified to conform to the current-period presentation.
During the three and six months ended June 30, 2024 and 2023, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$354,367	$334,713	$684,503	$644,935
All other countries	2,649	2,413	5,265	4,629
Total net revenue	$357,016	$337,126	$689,768	$649,564
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
United States	$64,942	$62,464
All other countries	5,674	6,220
Total long-lived assets	$70,616	$68,684

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click (“CPC”) basis. In the three months ended June 30, 2024, our net revenue was $357.0 million, up 6% from the three months ended June 30, 2023, and we recorded net income of $38.0 million and adjusted EBITDA of $91.1 million. In the six months ended June 30, 2024, our net revenue was $689.8 million, up 6% from the six months ended June 30, 2023, and we recorded net income of $52.2 million and adjusted EBITDA of $155.6 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see “Non-GAAP Financial Measures” below.
In the second quarter of 2024, our strategic investments in product and marketing continued to drive progress on our revenue growth initiatives:
•Deliver the best Home Services experience for consumers and service professionals. Advertising revenue from Services businesses increased by 11% year over year to reach 65% of total advertising revenue in the second quarter, driven by growth in paying advertising locations and reflecting record average revenue per location. The Home Services category remained particularly strong, with revenue growth of approximately 15% year over year. Improvements to the Request-a-Quote flow and our acquisition of Services projects through paid search engine marketing (“paid search”) together drove a sequential increase in year-over-year project growth from approximately 20% in the first quarter to approximately 35% in the second quarter. As we focus our paid search efforts on businesses with fewer reviews in the second half of 2024, we expect the magnitude of Request-a-Quote growth may moderate in future quarters.
•Provide the most trusted local search and discovery platform. In the second quarter, we continued experimenting with ways to further simplify the user experience, increase searches and ultimately drive connections with businesses. We introduced a number of user experience and backend improvements to our mobile and desktop websites this year that together led to a significant year-over-year increase in page views on these platforms in the second quarter and a more efficient search experience for users. We also updated the home feed in the Yelp app to surface additional sources of our high-quality content, like Collections, and provided contributors with real-time recognition for writing reviews. In addition, we made Yelp more useful for consumers with accessibility needs with a number of new features, such as accessibility business attributes and artificial intelligence-powered alternative text for photos.
•Optimize advertiser value through our advanced technology. In the second quarter, improved matching and our acquisition of Services projects through paid search drove a 9% year-over-year increase in ad clicks and a 1% year-over-year decrease in average CPC. Enhancements to our ad formats and matching capabilities led to a year-over-year improvement in our retention rate for non-term advertisers’ budgets in the second quarter. Off Yelp, we are continuing to experiment with expanding local advertiser reach through a variety of partnerships, such as by surfacing relevant Yelp ads to Facebook users based on their recent Yelp searches.
•Drive profitable growth through our most efficient channels. Improvements to the claim and ad purchase flows, together with effective advertiser marketing, drove record customer acquisition in our Self-serve channel in the second quarter. We also provided advertisers with more flexibility to adjust their advertising spend and recommendations for optimizing their budgets, which benefited Self-serve customer retention. As a result, revenue from our Self-serve channel increased by approximately 20% year over year in the second quarter. Multi-location revenue was approximately flat year over year in the second quarter as businesses in Restaurants, Retail & Other (“RR&O”)

categories continued to face a challenging operating environment. Looking ahead, we believe we can drive growth in this channel by adapting our Services product offerings to better fit the needs of enterprise customers. For example, we recently made a suite of Services-oriented products, including Request-a-Quote, Yelp Guaranteed, Portfolio and Verified License, available to enterprise customers. We also introduced a new leads API that enables multi-location Services businesses to compete for the consumer projects flowing through Request-a-Quote and seamlessly manage leads across multiple locations and business pages. In addition, we expanded our Spotlight Ads video placements to appear among the photos on Yelp business pages to increase consumer awareness and consideration of both location and non-location-based brand advertisers.
In the second quarter, Services revenue maintained double-digit growth, while RR&O revenue reflected the ongoing operating challenges facing businesses in these categories. We expect these trends to persist in the second half of 2024. Despite our expectation of continued RR&O headwinds, we expect net revenue to increase sequentially in the third quarter.
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

The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Ad Clicks	9%	—%	9%	—%
Average CPC	(1)%	14%	(1)%	14%
In the each of the three and six months ended June 30, 2024, advertising revenue grew 6% year over year, primarily due to year-over-year increases in ad clicks driven by improvements to our matching capabilities and our acquisition of Services projects through paid search. Average CPC decreased slightly in the three and six months ended June 30, 2024, reflecting the increased value we delivered to advertisers.
Beginning in the third quarter of 2023, the year-over-year changes in both ad clicks and average CPC improved significantly compared to the first half of 2023. This improved performance continued through the first half of 2024, with ad clicks increasing from 8% to 9% year over year each quarter and average CPC moving from an increase of 4% year over year in the third and fourth quarters of 2023 to a decrease of 1% in the first and second quarters of 2024. Looking ahead, we anticipate that these trends in the year-over-year changes in ad clicks and average CPC since the third quarter of 2023 will moderate in the second half of 2024 as the prior-year comparisons become more difficult beginning in the third quarter.
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
The following table presents our advertising revenue by category for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Services	$222,955	$200,274	11%	$426,243	$383,794	11%
Restaurants, Retail & Other	118,383	121,698	(3)%	232,733	235,321	(1)%
Total Advertising Revenue	$341,338	$321,972	6%	$658,976	$619,115	6%
Paying Advertising Locations
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given period. We also provide a breakdown of paying advertising locations between our Services categories and RR&O categories.
We provide our paying advertising locations as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, including related to inflation, interest rates, and labor and supply chain issues, have had a predominant negative impact on RR&O paying advertising locations in recent periods. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.

The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Services	254	238	7%	253	238	6%
Restaurants, Retail & Other	277	325	(15)%	277	320	(13)%
Total Paying Advertising Locations	531	563	(6)%	530	558	(5)%
Paying advertising locations decreased in the three and six months ended June 30, 2024 compared to the prior-year periods. While paying advertising locations in our Services categories increased year over year in both the three- and six-month periods, paying advertising locations in our RR&O categories decreased over the same periods. We believe the decrease in RR&O paying advertising locations reflects the challenging operating environment facing businesses in these categories and, to a lesser extent, competition for ad spend from such businesses, including from food ordering and delivery providers.
Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2024 or any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change(1)	2024	2023	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$222,955	$200,274	$22,681	11%	$426,243	$383,794	$42,449	11%
Restaurants, Retail & Other	118,383	121,698	(3,315)	(3)%	232,733	235,321	(2,588)	(1)%
Advertising	341,338	321,972	19,366	6%	658,976	619,115	39,861	6%
Other(2)	15,678	15,154	524	3%	30,792	30,449	343	1%
Total net revenue	357,016	337,126	19,890	6%	689,768	649,564	40,204	6%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	30,677	30,184	493	2%	58,032	56,243	1,789	3%
Sales and marketing	150,293	139,150	11,143	8%	298,084	286,605	11,479	4%
Product development	82,080	85,030	(2,950)	(3)%	173,307	173,227	80	—%
General and administrative	44,634	53,405	(8,771)	(16)%	89,866	99,914	(10,048)	(10)%
Depreciation and amortization	9,585	10,615	(1,030)	(10)%	19,515	21,420	(1,905)	(9)%
Total costs and expenses	317,269	318,384	(1,115)	—%	638,804	637,409	1,395	—%
Income from operations	39,747	18,742	21,005	112%	50,964	12,155	38,809	319%
Other income, net	10,322	5,898	4,424	75%	18,046	11,110	6,936	62%
Income before income taxes	50,069	24,640	25,429	103%	69,010	23,265	45,745	197%
Provision for income taxes	12,033	9,911	2,122	21%	16,820	9,714	7,106	73%
Net income attributable to common stockholders	$38,036	$14,729	$23,307	158%	$52,190	$13,551	$38,639	285%
(1)    Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2)    Other revenue now includes revenue generated from transactions with consumers, which we reported separately as transactions revenue prior to the first quarter of 2024. Prior-period amounts have been reclassified to conform to the current period presentation.

Three and Six Months Ended June 30, 2024 and 2023
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
Advertising revenue for each of the three and six months ended June 30, 2024 increased 6% year over year, primarily as a result of the 9% year-over-year increase in ad clicks in each period.
Other. We generate other revenue through non-advertising contracts, such as our subscription services, which include our Yelp Guest Manager product, and through our Yelp Fusion and Yelp Knowledge programs, which provide access to Yelp data for a fee. In addition, we now report transactions revenue together with other revenue to reflect that neither transactions revenue nor the underlying business is a core part of our current business model. As a result, other revenue now includes revenue from various transactions with consumers. We generate revenue from such transactions through our partnership integrations, which are mainly revenue-sharing arrangements that provide consumers with the ability to place food orders for pickup and delivery through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
Other revenue for the three and six months ended June 30, 2024 increased compared to the prior-year periods primarily due to increases in revenue from the continued growth of our Yelp Knowledge, Yelp Fusion and Yelp Guest Manager programs. These increases were partially offset by a lower volume of food takeout and delivery orders.
Trends and Uncertainties of Net Revenue. Net revenue increased in the three months ended June 30, 2024 compared to the three months ended March 31, 2024 as we delivered more ad clicks. Despite ongoing macroeconomic challenges and their impacts on consumer behavior, particularly in our RR&O categories, we expect our strategic initiatives to contribute to continued business momentum and a sequential increase in net revenue in the three months ending September 30, 2024.
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
Cost of revenue for the three and six months ended June 30, 2024 increased compared to the prior-year periods, primarily due to:
•increases in website infrastructure expense of $1.5 million and $3.1 million, respectively, as a result of investments in maintaining and improving our infrastructure as well as higher cost of labor; and
•increases in merchant credit card processing fees of $0.3 million and $0.4 million, respectively, due to a higher volume of transactions associated with the increase in advertising revenue.
These increases were partially offset by decreases in advertising fulfillment costs of $1.6 million and $2.3 million, respectively, reflecting our more efficient delivery of ads.
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
Sales and marketing expenses for the three and six months ended June 30, 2024 increased compared to the prior-year periods, primarily due to:
•increases in marketing spend of $10.3 million and $12.9 million, respectively, primarily driven by our increased investments in acquiring Services projects through paid search, partially offset by decreases in costs for business owner marketing; and

•increases in employee costs of $3.8 million and $5.2 million, respectively, mainly resulting from higher cost of labor, partially offset by lower average headcount.
These increases were partially offset by decreases in workplace operating costs of $3.0 million and $6.7 million, respectively, due to reductions in our leased office space.
We expect sales and marketing expenses to increase in 2024 compared to 2023 as we expand our efforts to acquire Services projects through paid search as well as due to more tenured sales and marketing employees. As a result of our planned investments in paid project acquisition, we expect sales and marketing expenses to increase as a percentage of net revenue in 2024 compared to 2023.
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
Product development expenses for the three months ended June 30, 2024 decreased compared to the prior-year period primarily due to a decrease in employee costs of $2.4 million as a result of more employee costs being capitalized and lower average headcount, partially offset by higher cost of labor.
Product development expenses for the six months ended June 30, 2024 increased compared to the prior-year period, primarily due to:
•an increase in employee costs of $0.7 million resulting from higher cost of labor and higher costs associated with in-person employees gatherings, partially offset by lower average headcount and more employee costs being capitalized; and
•an increase in consulting costs of $0.4 million.
These increases during the six-month period were partially offset by a decrease in workplace operating costs of $0.9 million due to reductions in our leased office space.
We expect product development expenses to increase in 2024 compared to 2023 to support our product initiatives. We expect product development expenses as a percentage of net revenue to remain relatively consistent in 2024 compared to 2023.
General and Administrative. Our general and administrative expenses primarily consist of employee costs (including bonuses and stock-based compensation expense) for our executive, finance, user operations, legal, people operations and other administrative employees. Our general and administrative expenses also include our provision for doubtful accounts, certain consulting and professional services costs, including litigation settlements, as well as allocated workplace and other supporting overhead costs.
General and administrative expenses for the three and six months ended June 30, 2024 decreased compared to the prior-year periods due to:
•an $11.0 million loss contingency recorded in the prior-year periods in connection with the agreement to settle a putative class action lawsuit asserting claims under the California Invasion of Privacy Act (the “CIPA Action”). See Note 12, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail; and
•decreases in employee costs of $1.4 million and $4.5 million, respectively, primarily driven by lower average headcount.
For the six-month period, the decrease compared to the prior-year period was also attributable to the $3.6 million impairment charge incurred in the prior-year period related to the abandonment of certain office space in San Francisco, which did not recur in the current-year period. See Note 8, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
The decreases in the three- and six-month periods were partially offset by increases in our provision for doubtful accounts of $4.5 million and $9.3 million, respectively, primarily due to higher anticipated customer delinquencies and increases in advertising revenue.
We expect general and administrative expenses to decrease in 2024 compared to 2023. However, adjusting for the litigation loss contingency and impairment charge described above, we expect general and administrative expenses to remain relatively consistent or increase slightly on an absolute dollar basis and remain relatively consistent as a percentage of net revenue in 2024 compared to 2023.

Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal-use software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense for the three and six months ended June 30, 2024 decreased compared to the prior-year periods primarily due to decreases in depreciation expense of leasehold improvements from asset retirements related to lease abandonments and expirations.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, credit facility fees, foreign exchange gains and losses and, in the three and six months ended June 30, 2024, the release of a reserve related to a one-time payroll tax credit.
Other income, net for the three and six months ended June 30, 2024 increased compared to the prior-year periods, primarily driven by the release of a $3.1 million reserve related to a one-time payroll tax credit as well as $0.9 million and $2.6 million of higher interest income earned on our cash, cash equivalents and marketable securities in the three- and six-month periods, respectively, due to increased federal interest rates.
Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Provision for income taxes for the three and six months ended June 30, 2024 increased from the prior-year periods primarily due to an increase in profit before tax for the current-year periods, partially offset by a decrease in the annual estimated effective tax rate.
As of December 31, 2023, we had approximately $119.4 million in net deferred tax assets (“DTAs”). As of June 30, 2024, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
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
•adjusted EBITDA does not take into account certain income and expense items, such as material litigation settlements, impairment charges and fees related to shareholder activism, or other costs that management determines are not indicative of ongoing operating performance;

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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as material litigation settlements, impairment charges and fees related to shareholder activism, and other items that we deem not to be indicative of our ongoing operating performance.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$38,036	$14,729	$52,190	$13,551
Provision for income taxes	12,033	9,911	16,820	9,714
Other income, net(1)	(10,322)	(5,898)	(18,046)	(11,110)
Depreciation and amortization	9,585	10,615	19,515	21,420
Stock-based compensation	41,214	43,580	83,924	89,837
Litigation settlement(2)(3)	—	11,000	—	11,000
Asset impairment(2)	—	—	—	3,555
Fees related to shareholder activism(2)	569	—	1,168	—
Adjusted EBITDA	$91,115	$83,937	$155,571	$137,967

Net revenue	$357,016	$337,126	$689,768	$649,564
Net income margin	11%	4%	8%	2%
Adjusted EBITDA margin	26%	25%	23%	21%
(1) Includes the release of a $3.1 million reserve related to a one-time payroll tax credit.
(2) Recorded within general and administrative expenses on our condensed consolidated statements of operations.
(3) Represents the loss contingency recorded in connection with the agreement to settle the CIPA Action. Note that this amount does not include any legal fee reimbursements that we had expected to receive related to this matter; we do not adjust for legal fees and related reimbursements, which we consider to be part of our ongoing operations. See Note 12, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for additional information.

Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$112,544	$122,251
Purchases of property, equipment and software	(16,574)	(15,153)
Free cash flow	$95,970	$107,098

Net cash used in investing activities	$(23,046)	$(46,885)

Net cash used in financing activities	$(150,411)	$(112,905)
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of June 30, 2024, we had cash and cash equivalents of $252.4 million and marketable securities of $132.4 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three months or less. Our cash held internationally as of June 30, 2024 was $41.4 million. As of June 30, 2024, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.
Our investment portfolio comprises highly rated marketable securities that are classified as available-for-sale on our condensed consolidated balance sheets, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e., rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss.
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
As of June 30, 2024, we were in compliance with all covenants and there were no loans outstanding under the 2023 credit facility. We had $14.5 million of letters of credit under the sub-limit primarily related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $110.5 million remained available under the 2023 credit facility as of June 30, 2024.
For additional details regarding the 2023 credit facility, see Note 12, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.

Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” included under Part I, Item 1A in our Annual Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes in 2024 and beyond due to, among other things, the requirement to capitalize and amortize certain research and development expenses under the U.S. Tax Cuts and Jobs Act; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flows related to $36.3 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2024 to 2031. Our cash requirements related to these lease agreements are $73.2 million, of which $37.5 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $19.0 million as of June 30, 2024. See Note 8, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $189.7 million, of which approximately $65.2 million is expected to be paid within the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$112,544	$122,251
Net cash used in investing activities	$(23,046)	$(46,885)
Net cash used in financing activities	$(150,411)	$(112,905)
Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2024 decreased by $9.7 million compared to the prior-year period, primarily as a result of higher employee-related payments of $17.3 million for salaries, commissions, bonuses and benefits, mainly due to higher cost of labor as well as a shift towards a compensation mix that emphasizes cash over equity, the payment of $15.0 million to settle the CIPA Action in the current-year period and an increase of $12.1 million in income taxes paid. The higher cash outflow was also driven by higher operating expenses, including an increase of $4.9 million in payments to vendors, as well as other increases that are not individually significant. These cash outflows were partially offset by an increase of $44.3 million in cash collected from customers primarily due to the increase in revenue.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2024 decreased compared to the prior-year period primarily due to a decrease in net purchases of marketable securities.

Financing Activities. Net cash used in financing activities during the six months ended June 30, 2024 increased compared to the prior-year period primarily due to an increase in repurchases of our common stock and a decrease in proceeds from stock option exercises.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors (the “Board”) has authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, $429.7 million of which remained available as of August 2, 2024.
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
During the six months ended June 30, 2024, we repurchased on the open market 3,198,097 shares for an aggregate purchase price of $125.9 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended June 30, 2024 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 - April 30, 2024	614	$40.09	614	$494,528
May 1 - May 31, 2024	343	$37.23	343	$481,748
June 1 - June 30, 2024	714	$36.44	714	$455,727
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our Board authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, including the $500.0 million authorized in February 2024, of which $429.7 million remained available as of August 2, 2024. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program” included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases, net of shares issued, as a result of the Inflation Reduction Act of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On May 14, 2024, Jeremy Stoppelman, our Chief Executive Officer, as trustee for the Jeremy Stoppelman Revocable Trust, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 865,000 shares of our common stock held by the Jeremy Stoppelman Revocable Trust. The plan will terminate on the earlier of April 30, 2025 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	3/15/2023
10.1
Letter Agreement, dated May 15, 2024, by and between Yelp Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent under that certain Revolving Credit and Guaranty Agreement, dated as of April 28, 2023, by and between Yelp Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.
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

YELP INC.
Date:	August 9, 2024	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)