Form 10-Q
period 2024-09-30
YELP INC
filed 2024-11-08
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of November 1, 2024, there were 65,817,690 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
•our investment plans and priorities, including planned investments in product development, marketing and our sales channels, as well as proposed acquisition of RepairPal, Inc. (“RepairPal”), and our ability to execute against those plans and priorities and the results thereof;
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
•our ability to maintain, protect and enhance the Yelp brand and manage negative publicity that may arise; and
•our ability to successfully manage any strategic opportunities, including the acquisition and integration of any new businesses, solutions or technologies, such as our acquisition of RepairPal, as well as our ability to monetize the acquired products.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$261,588	$313,911
Short-term marketable securities	135,426	127,485
Accounts receivable (net of allowance for doubtful accounts of $16,373 and $13,768 at September 30, 2024 and December 31, 2023, respectively)	155,131	146,147
Prepaid expenses and other current assets	38,083	36,673
Total current assets	590,228	624,216
Property, equipment and software, net	73,991	68,684
Operating lease right-of-use assets	28,380	48,573
Goodwill	104,433	103,886
Intangibles, net	6,638	7,638
Other non-current assets	176,538	161,726
Total assets	$980,208	$1,014,723
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$134,746	$132,809
Operating lease liabilities — current	28,022	39,234
Deferred revenue	7,601	3,821
Total current liabilities	170,369	175,864
Operating lease liabilities — long-term	25,905	48,065
Other long-term liabilities	44,394	41,260
Total liabilities	240,668	265,189
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 66,638 shares issued and outstanding at September 30, 2024, and 68,864 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	1,873,678	1,786,667
Treasury stock	(2,907)	(282)
Accumulated other comprehensive loss	(10,535)	(12,202)
Accumulated deficit	(1,120,696)	(1,024,649)
Total stockholders’ equity	739,540	749,534
Total liabilities and stockholders’ equity	$980,208	$1,014,723

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$360,344	$345,122	$1,050,112	$994,686
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	32,382	28,370	90,414	84,613
Sales and marketing	144,631	137,703	442,715	424,308
Product development	77,748	81,020	251,055	254,247
General and administrative	49,605	45,695	139,471	145,609
Depreciation and amortization	9,326	10,461	28,841	31,881
Total costs and expenses	313,692	303,249	952,496	940,658
Income from operations	46,652	41,873	97,616	54,028
Other income, net	7,231	6,154	25,277	17,264
Income before income taxes	53,883	48,027	122,893	71,292
Provision for (benefit from) income taxes	15,443	(10,189)	32,263	(475)
Net income attributable to common stockholders	$38,440	$58,216	$90,630	$71,767
Net income per share attributable to common stockholders
Basic	$0.57	$0.84	$1.34	$1.03
Diluted	$0.56	$0.79	$1.27	$0.98
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	67,219	69,030	67,862	69,366
Diluted	69,163	73,566	71,109	72,920

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$38,440	$58,216	$90,630	$71,767
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,905	(1,502)	1,223	429
Unrealized gain (loss) on available-for-sale debt securities, net of tax	694	100	444	(162)
Other comprehensive income (loss)	3,599	(1,402)	1,667	267
Comprehensive income	$42,039	$56,814	$92,297	$72,034

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2023	69,287	$—	$1,732,909	$(159)	$(13,876)	$(1,010,272)	$708,602
Issuance of common stock upon exercises of employee stock options	69	—	2,426	—	—	—	2,426
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	821	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	2	—	65	—	—	—	65
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	44,826	—	—	—	44,826
Taxes withheld related to net share settlement of equity awards	—	—	(23,052)	—	—	—	(23,052)
Repurchases of common stock	—	—	—	(50,107)	—	—	(50,107)
Retirement of common stock	(1,217)	—	—	49,999	—	(49,999)	—
Other comprehensive loss	—	—	—	—	(1,402)	—	(1,402)
Net income	—	—	—	—	—	58,216	58,216
Balance as of September 30, 2023	68,962	$—	$1,757,174	$(267)	$(15,278)	$(1,002,055)	$739,574

Balance as of June 30, 2024	67,622	$—	$1,848,677	$(806)	$(14,134)	$(1,098,390)	$735,347
Issuance of common stock upon vesting of RSUs, net	714	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	41,954	—	—	—	41,954
Taxes withheld related to net share settlement of equity awards	—	—	(16,953)	—	—	—	(16,953)
Repurchases of common stock	—	—	—	(62,847)	—	—	(62,847)
Retirement of common stock	(1,698)	—	—	60,746	—	(60,746)	—
Other comprehensive income	—	—	—	—	3,599	—	3,599
Net income	—	—	—	—	—	38,440	38,440
Balance as of September 30, 2024	66,638	$—	$1,873,678	$(2,907)	$(10,535)	$(1,120,696)	$739,540

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2022	69,797	$—	$1,649,692	$—	$(15,545)	$(923,823)	$710,324
Issuance of common stock upon exercises of employee stock options	785	—	17,975	—	—	—	17,975
Issuance of common stock upon vesting of RSUs, net	2,479	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	382	—	10,977	—	—	—	10,977
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	139,988	—	—	—	139,988
Taxes withheld related to net share settlement of equity awards	—	—	(61,458)	—	—	—	(61,458)
Repurchases of common stock	—	—	—	(150,266)	—	—	(150,266)
Retirement of common stock	(4,481)	—	—	149,999	—	(149,999)	—
Other comprehensive income	—	—	—	—	267	—	267
Net income	—	—	—	—	—	71,767	71,767
Balance as of September 30, 2023	68,962	$—	$1,757,174	$(267)	$(15,278)	$(1,002,055)	$739,574

Balance as of December 31, 2023	68,864	$—	$1,786,667	$(282)	$(12,202)	$(1,024,649)	$749,534
Issuance of common stock upon exercises of employee stock options	37	—	1,244	—	—	—	1,244
Issuance of common stock upon vesting of RSUs, net	2,245	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	388	—	12,192	—	—	—	12,192
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	131,929	—	—	—	131,929
Taxes withheld related to net share settlement of equity awards	—	—	(58,354)	—	—	—	(58,354)
Repurchases of common stock	—	—	—	(189,302)	—	—	(189,302)
Retirement of common stock	(4,896)	—	—	186,677	—	(186,677)	—
Other comprehensive income	—	—	—	—	1,667	—	1,667
Net income	—	—	—	—	—	90,630	90,630
Balance as of September 30, 2024	66,638	$—	$1,873,678	$(2,907)	$(10,535)	$(1,120,696)	$739,540

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$90,630	$71,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,841	31,881
Provision for doubtful accounts	35,111	26,664
Stock-based compensation	123,396	133,304
Amortization of right-of-use assets	11,363	22,848
Deferred income taxes	(17,408)	(8,845)
Amortization of deferred contract cost	18,604	17,818
Asset impairment	5,914	3,555
Other adjustments, net	(2,717)	(229)
Changes in operating assets and liabilities:
Accounts receivable	(44,095)	(54,395)
Prepaid expenses and other assets	(14,302)	3,101
Operating lease liabilities	(29,333)	(30,255)
Accounts payable, accrued liabilities and other liabilities	8,838	9,896
Net cash provided by operating activities	214,842	227,110
Investing Activities
Purchases of marketable securities — available-for-sale	(89,251)	(115,388)
Sales and maturities of marketable securities — available-for-sale	83,380	89,613
Purchases of other investments	(2,500)	—
Purchases of property, equipment and software	(26,337)	(20,850)
Other investing activities	268	160
Net cash used in investing activities	(34,440)	(46,465)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	13,436	28,958
Taxes paid related to the net share settlement of equity awards	(58,044)	(61,142)
Repurchases of common stock	(188,399)	(149,999)
Payment of issuance costs for credit facility	—	(1,049)
Net cash used in financing activities	(233,007)	(183,232)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	580	903
Change in cash, cash equivalents and restricted cash	(52,025)	(1,684)
Cash, cash equivalents and restricted cash — Beginning of period	314,002	307,138
Cash, cash equivalents and restricted cash — End of period	$261,977	$305,454
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$35,731	$8,800
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$2,593	$1,064
Repurchases of common stock recorded in accounts payable and accrued liabilities	$1,411	$2,677
Excise tax accrued on net stock repurchases	$903	$267

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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes of the financials, to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on its related disclosures.
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash	$104,011	$105,959
Cash equivalents	157,577	207,952
Total cash and cash equivalents	261,588	313,911
Restricted cash	389	91
Total cash, cash equivalents and restricted cash	$261,977	$314,002
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.
3. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Commercial paper	$776	$—	$—	$776
Total cash equivalents	776	—	—	776
Short-term marketable securities:
Certificates of deposit	1,282	—	—	1,282
Commercial paper	10,083	—	—	10,083
Corporate bonds	40,143	202	(7)	40,338
Agency bonds	3,218	2	—	3,220
U.S. government securities	80,104	421	(22)	80,503
Total short-term marketable securities	134,830	625	(29)	135,426
Total	$135,606	$625	$(29)	$136,202

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. government securities	$1,612	$—	$—	$1,612
Total cash equivalents	1,612	—	—	1,612
Short-term marketable securities:
Certificates of deposit	1,537	—	—	1,537
Commercial paper	1,058	—	—	1,058
Corporate bonds	19,833	16	(92)	19,757
Agency bonds	17,660	4	(17)	17,647
U.S. government securities	87,414	241	(169)	87,486
Total short-term marketable securities	127,502	261	(278)	127,485
Total	$129,114	$261	$(278)	$129,097
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of September 30, 2024 and December 31, 2023, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	September 30, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$4,777	$(6)	$1,330	$(1)	$6,107	$(7)
U.S. government securities	3,294	(2)	18,513	(20)	21,807	(22)
Total	$8,071	$(8)	$19,843	$(21)	$27,914	$(29)

	December 31, 2023
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$2,130	$(9)	$12,104	$(83)	$14,234	$(92)
Agency bonds	14,409	(17)	—	—	14,409	(17)
U.S. government securities	27,763	(135)	6,231	(34)	33,994	(169)
Total	$44,302	$(161)	$18,335	$(117)	$62,637	$(278)
For the nine months ended September 30, 2024 and 2023, the Company did not recognize any credit loss related to available-for-sale marketable securities.
The contractual maturities for marketable securities classified as available-for-sale as of September 30, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$79,932	$80,138
Due in one to five years	55,674	56,064
Total	$135,606	$136,202

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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$129,653	$—	$—	$129,653	$180,270	$—	$—	$180,270
U.S. government securities	—	—	—	—	—	1,612	—	1,612
Commercial paper	—	776	—	776	—	—	—	—
Marketable securities:
Certificates of deposit	—	1,282	—	1,282	—	1,537	—	1,537
Commercial paper	—	10,083	—	10,083	—	1,058	—	1,058
Corporate bonds	—	40,338	—	40,338	—	19,757	—	19,757
Agency bonds	—	3,220	—	3,220	—	17,647	—	17,647
U.S. government securities	—	80,503	—	80,503	—	87,486	—	87,486
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	7,500	—	7,500
Total cash equivalents, marketable securities and other investments	$129,653	$146,202	$—	$275,855	$180,270	$136,597	$—	$316,867
The certificates of deposit that are categorized as other investments with original maturities of one year or less are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets. Those with original maturities of more than one year are reflected in other non-current assets.
Certain long- and indefinite-lived assets are recognized at fair value on a nonrecurring basis, including assets that are written down as a result of an impairment. The Company recognized impairment charges related to right-of-use (“ROU”) assets and leasehold improvements associated with certain office space that it subleased or abandoned during the nine months ended September 30, 2024 and 2023. See Note 8, “Leases,” for further details. The Company estimated the fair value of these assets as of the impairment dates using an income approach based on discounted cash flows expected to be received for the subleased or abandoned properties. This valuation technique relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to their present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$16,282	$14,922
Certificates of deposit	7,500	5,000
Other current assets	14,301	16,751
Total prepaid expenses and other current assets	$38,083	$36,673
As of September 30, 2024, other current assets primarily consisted of income taxes receivable, deferred costs related to subleases as well as unsettled share repurchases and short-term deposits.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Capitalized website and internal-use software development costs	$289,146	$258,059
Leasehold improvements(1)	56,187	57,403
Computer equipment	28,796	50,014
Furniture and fixtures	9,018	10,336
Telecommunication	280	4,175
Software	1,105	1,113
Total	384,532	381,100
Less accumulated depreciation and amortization(1)	(310,541)	(312,416)
Property, equipment and software, net	$73,991	$68,684
(1)    Leasehold improvements, net was reduced to reflect an impairment of $1.3 million recorded during the nine months ended September 30, 2024 as a result of the Company’s subleases of certain office space. For more information, see Note 8, “Leases.”
Depreciation and amortization expense related to property, equipment and software was $9.0 million and $10.2 million for the three months ended September 30, 2024 and 2023, respectively, and $27.8 million and $30.9 million for the nine months ended September 30, 2024 and 2023, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2024 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of September 30, 2024 or December 31, 2023 that would more likely than not reduce the fair value of goodwill below its carrying value.
The change in the carrying amount of goodwill during the nine months ended September 30, 2024 was as follows (in thousands):

Balance as of December 31, 2023	$103,886
Effect of currency translation	547
Balance as of September 30, 2024	$104,433

Intangible assets that were not fully amortized as of September 30, 2024 and December 31, 2023 consisted of the following (dollars in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$9,918	$(6,790)	$3,128	4.4 years
Licensing agreements	6,141	(2,646)	3,495	5.4 years
Domain and data licenses	2,885	(2,870)	15	4.6 years
Total	$18,944	$(12,306)	$6,638

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$9,918	$(6,258)	$3,660	5.2 years
Licensing agreements	6,129	(2,151)	3,978	6.2 years
Domain and data licenses	2,869	(2,869)	—	0.0 years
Total	$18,916	$(11,278)	$7,638
Amortization expense related to intangible assets was $0.3 million for each of the three months ended September 30, 2024 and 2023, and $1.0 million for each of the nine months ended September 30, 2024 and 2023.
As of September 30, 2024, estimated future amortization expense was as follows (in thousands):

Remainder of 2024	$336
2025	1,357
2026	1,357
2027	1,357
2028	1,357
2029	764
Thereafter	110
Total amortization	$6,638
8. LEASES
The components of lease cost, net for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$4,537	$8,501	$14,225	$27,254
Short-term lease cost (12 months or less)	99	95	292	298
Sublease income	(3,403)	(3,403)	(10,207)	(10,197)
Total lease cost, net	$1,233	$5,193	$4,310	$17,355
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.

Supplemental cash flow information related to leases for the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,165	$34,723
As of September 30, 2024, maturities of lease liabilities were as follows (in thousands):

Remainder of 2024	$10,593
2025	22,360
2026	7,426
2027	7,313
2028	6,005
2029	2,832
Thereafter	1,632
Total minimum lease payments	58,161
Less imputed interest	(4,234)
Present value of lease liabilities	$53,927
As of September 30, 2024 and December 31, 2023, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years) — operating leases	3.2	3.7
Weighted-average discount rate — operating leases	5.2%	5.1%
During the nine months ended September 30, 2024, the Company determined that it was reasonably certain it would exercise the early termination option included in the lease for certain office space in San Francisco. As a result, the Company remeasured the associated lease liability and ROU asset in accordance with Accounting Standards Codification Topic 842 and reduced each by $4.6 million during the nine-month period.
During the nine months ended September 30, 2024, the Company subleased certain office space in San Francisco and Toronto. During the nine months ended September 30, 2023, the Company abandoned certain office space in San Francisco. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the subleases and abandonment in accordance with Accounting Standards Codification Topic 360, “Property, Plant, and Equipment,” because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the carrying value of the impacted assets to the fair value to determine the impairment amount and recognized an impairment charge of $5.9 million during the nine months ended September 30, 2024, which reduced the carrying amount of the ROU assets and leasehold improvements by $4.6 million and $1.3 million, respectively. The Company recognized an impairment charge of $3.6 million during the nine months ended September 30, 2023, which reduced the carrying amount of the ROU asset and leasehold improvements by $2.6 million and $1.0 million, respectively. The impairment charges are included in general and administrative expenses on the condensed consolidated statement of operations. For more information on the fair values of the ROU asset and leasehold improvements used in the impairment analysis, see Note 4, “Fair Value Measurements.”

9. OTHER NON-CURRENT ASSETS
Other non-current assets as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Deferred tax assets	$136,667	$119,449
Deferred contract costs	25,592	28,203
Other non-current assets	14,279	14,074
Total other non-current assets	$176,538	$161,726
10. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$13,768	$9,277
Add: provision for doubtful accounts	35,111	26,664
Less: write-offs, net of recoveries	(32,506)	(25,052)
Balance, end of period	$16,373	$10,889
In calculating the allowance for doubtful accounts as of September 30, 2024 and 2023, the Company considered expectations of probable credit losses based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The increases in the provision for doubtful accounts and write-offs, net of recoveries in the nine months ended September 30, 2024 as compared to the prior-year period were a result of the ordinary course of business, reflecting higher aggregate customer delinquencies as well as the increase in net revenue.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in short-term deferred revenue during the nine months ended September 30, 2024 were as follows (in thousands):

Nine Months Ended September 30, 2024
Balance, beginning of period	$3,821
Less: recognition of deferred revenue from beginning balance	(3,356)
Add: net increase in current period contract liabilities	7,136
Balance, end of period	$7,601
The majority of the Company’s deferred revenue balance as of September 30, 2024 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending December 31, 2024. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of September 30, 2024. No other contract assets or liabilities were recorded on the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$6,903	$11,868
Employee-related liabilities	95,252	79,081
Accrued legal settlements	154	15,085
Other accrued liabilities	32,437	26,775
Total accounts payable and accrued liabilities	$134,746	$132,809
As of September 30, 2024, other accrued liabilities primarily consisted of accrued operating expenses and cost of revenue, as well as taxes payable.
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
As of September 30, 2024, the Company had $14.0 million of letters of credit outstanding under the 2023 credit facility sub-limit, which were moved from the 2020 credit facility. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the 2023 credit facility and the Company was in compliance with all conditions and covenants thereunder as of September 30, 2024.

13. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Common stock, $0.000001 par value	200,000	66,638	200,000	68,864
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of September 30, 2024, the Company’s board of directors had authorized the Company to repurchase up to an aggregate of $1.95 billion of its outstanding common stock, $393.3 million of which remained available as of September 30, 2024. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the nine months ended September 30, 2024, the Company repurchased on the open market 4,979,329 shares for an aggregate purchase price of $188.4 million and retired 4,895,875 shares. As of September 30, 2024, the Company had a treasury stock balance of 83,454 shares, which were excluded from its outstanding share count as of such date and subsequently retired in October 2024.
During the nine months ended September 30, 2023, the Company repurchased on the open market and subsequently retired 4,481,278 shares for an aggregate purchase price of $150.0 million. Although there were no shares of treasury stock as of September 30, 2023, the treasury stock balance included an immaterial amount of excise tax imposed by the Inflation Reduction Act of 2022 on stock repurchases, net of shares issued, during the nine months then ended.
Equity Incentive Plans
Stock Options
A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	2,543	$34.94	3.6	$33,100
Exercised	(37)	33.44
Canceled	(33)	64.91
Outstanding at September 30, 2024	2,473	$34.57	2.9	$8,258
Options vested and exercisable at September 30, 2024	2,457	$34.55	2.9	$8,240
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was zero and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $0.3 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively.
There were no options granted during the nine months ended September 30, 2024 and 2023.
As of September 30, 2024, total unrecognized compensation costs related to nonvested stock options were approximately $0.3 million, which the Company expects to recognize over a weighted-average time period of 0.9 years.

RSUs
RSUs include PRSUs that are subject to either (a) a market condition or (b) the achievement of performance goals. As the PRSU activity during the nine months ended September 30, 2024 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the nine months ended September 30, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2023	9,961	$32.61
Granted	2,223	43.97
Vested(1)	(3,852)	32.47
Canceled	(523)	33.64
Nonvested at September 30, 2024(2)	7,809	$35.84
(1)    Includes 1,606,914 shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes 875,846 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the nine months ended September 30, 2024 and 2023 was $139.8 million and $147.9 million, respectively. As of September 30, 2024, the Company had approximately $245.3 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.0 years.
Employee Stock Purchase Plan
There were 387,968 shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”) at a weighted-average purchase price per share of $31.42 during the nine months ended September 30, 2024, and no shares were purchased by employees under the ESPP during the three months ended September 30, 2024. There were 2,295 and 382,627 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $28.48 and $28.69 during the three and nine months ended September 30, 2023, respectively. The Company recognized stock-based compensation expense related to the ESPP of $0.8 million and $0.9 million during the three months ended September 30, 2024 and 2023, respectively, and $2.8 million and $2.7 million during the nine months ended September 30, 2024 and 2023, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,301	$1,298	$4,099	$4,026
Sales and marketing	8,588	9,200	25,905	26,921
Product development	20,887	24,047	67,074	74,888
General and administrative	8,696	8,922	26,318	27,469
Total stock-based compensation recorded to income before income taxes	39,472	43,467	123,396	133,304
Benefit from income taxes	(7,560)	(9,023)	(24,015)	(27,898)
Total stock-based compensation recorded to net income attributable to common stockholders	$31,912	$34,444	$99,381	$105,406
The Company capitalized $3.3 million and $2.2 million of stock-based compensation expense as website and internal-use software development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended September 30, 2024 and 2023, respectively, and $9.2 million and $7.5 million in the nine months ended September 30, 2024 and 2023, respectively.

14. OTHER INCOME, NET
Other income, net for the three and nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income, net	$5,308	$5,187	$16,396	$13,850
Transaction gain (loss) on foreign exchange, net	82	(100)	(121)	(69)
Release of nonrecurring tax reserve(1)	—	—	3,102	—
Other non-operating income, net	1,841	1,067	5,900	3,483
Other income, net	$7,231	$6,154	$25,277	$17,264
(1)    Represents the release of a reserve related to a one-time payroll tax credit.
15. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the nine months ended September 30, 2024 was $32.3 million, which was due to $33.0 million of U.S. federal, state and foreign income tax expense, partially offset by $0.7 million of net discrete tax benefit primarily related to stock-based compensation. The benefit from income taxes for the nine months ended September 30, 2023 was $0.5 million, which was due to $20.1 million of net discrete tax benefit primarily related to: the 2022 federal and state tax provision to return adjustments, which mainly resulted from the release of Internal Revenue Service guidance related to the requirement to capitalize and amortize certain research and development expenses under the U.S. Tax Cuts and Jobs Act; a one-time litigation settlement loss contingency in connection with the agreement to settle the CIPA Action as detailed in Note 12, “Commitments and Contingencies”; and the tax benefit related to stock-based compensation. These tax benefits were partially offset by $19.6 million of U.S. federal, state and foreign income tax expense.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three and nine months ended September 30, 2024, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by stock-based compensation and other non-deductible expenses. For the three and nine months ended September 30, 2023, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by stock-based compensation.
As of September 30, 2024, the Company had $38.7 million of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.
As of September 30, 2024, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $35.9 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2003 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2018 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 30, 2024, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.

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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net income per share:
Net income attributable to common stockholders	$38,440	$58,216	$90,630	$71,767
Shares used in computation:
Weighted-average common shares outstanding	67,219	69,030	67,862	69,366
Basic net income per share attributable to common stockholders:	$0.57	$0.84	$1.34	$1.03

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Diluted net income per share:
Net income attributable to common stockholders	$38,440	$58,216	$90,630	$71,767
Shares used in computation:
Weighted-average common shares outstanding	67,219	69,030	67,862	69,366
Stock options	229	501	351	246
RSUs	1,587	3,899	2,851	3,259
ESPP	128	136	45	49
Number of shares used in diluted calculation	69,163	73,566	71,109	72,920
Diluted net income per share attributable to common stockholders:	$0.56	$0.79	$1.27	$0.98
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	1,099	761	680	1,319
RSUs	1,974	26	1,612	364
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
Net Revenue
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue by product:
Advertising revenue by category:
Services	$228,009	$206,178	$654,252	$589,972
Restaurants, Retail & Other	116,397	123,854	349,130	359,175
Advertising	344,406	330,032	1,003,382	949,147
Other(1)	15,938	15,090	46,730	45,539
Total net revenue	$360,344	$345,122	$1,050,112	$994,686
(1)    For the three and nine months ended September 30, 2024, other revenue includes revenue generated from transactions with consumers, which the Company reported separately as transactions revenue in prior periods. Prior-period amounts in the table above have been reclassified to conform to the current-period presentation.
During the three and nine months ended September 30, 2024 and 2023, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$357,656	$342,600	$1,042,159	$987,535
All other countries	2,688	2,522	7,953	7,151
Total net revenue	$360,344	$345,122	$1,050,112	$994,686
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
United States	$69,405	$62,464
All other countries	4,586	6,220
Total long-lived assets	$73,991	$68,684

18. SUBSEQUENT EVENTS
On November 6, 2024, the Company and Rollins Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with auto services platform RepairPal, Inc. (“RepairPal”) and Fortis Advisors LLC, solely in its capacity as the securityholders’ representative.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, Merger Sub will merge with and into RepairPal, with RepairPal continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”). Upon consummation of the Merger, all outstanding capital stock and options and warrants to purchase capital stock of RepairPal will be converted into the right to receive an aggregate of $80 million in cash, subject to customary post-closing adjustments based on net working capital, indebtedness and third-party expenses. Of such amount, the following amounts will be held back to secure the Company’s right of indemnity under the Merger Agreement: (1) $8 million will be held back for a 15-month period after closing; (2) $2 million will be held back for a 24-month period after closing; and (3) $3.5 million will be held back until 30 days following the final, non-appealable resolution of certain legal matters. The Company will retain such holdback amounts, which will be classified as restricted cash.
Subject to customary closing conditions, the Company expects to close the Merger by the end of 2024.
The Company is currently in the process of valuing the assets expected to be acquired and liabilities expected to be assumed in its acquisition of RepairPal, which it expects to reflect in its financial statements for the year ending December 31, 2024.
The Company believes its acquisition of RepairPal will accelerate its efforts in Services by expanding its offerings in the auto services advertising vertical.

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click (“CPC”) basis. In the three months ended September 30, 2024, our net revenue was $360.3 million, up 4% from the three months ended September 30, 2023, and we recorded net income of $38.4 million and adjusted EBITDA of $101.4 million. In the nine months ended September 30, 2024, our net revenue was $1.05 billion, up 6% from the nine months ended September 30, 2023, and we recorded net income of $90.6 million and adjusted EBITDA of $256.9 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see “Non-GAAP Financial Measures” below.
In the third quarter of 2024, our strategic investments in product and marketing continued to drive progress on our revenue growth initiatives:
•Deliver the best Home Services experience for consumers and service professionals. Advertising revenue from Services businesses increased by 11% year over year to reach 66% of total advertising revenue in the third quarter. The Home Services category remained particularly strong, with revenue growth of approximately 15% year over year. Improvements to the Request-a-Quote flow drove a year-over-year increase in project growth of approximately 25% in the third quarter. Yelp Assistant, our artificial intelligence (“AI”) chatbot that we launched on iOS in the second quarter, also contributed to increases in project submissions and monetized leads.
•Provide the most trusted local search and discovery platform. In the third quarter, we continued to invest in the consumer experience with the goal of driving more connections with businesses. We introduced trending topics and suggestions to make our search experience even more efficient, which ultimately resulted in users viewing more business pages per interaction with our platform. We also enhanced the user-generated videos in the home feed to create an even more visually engaging and useful experience for consumers, which led to a mid-teens-percentage increase in engagement compared to before the change took effect.
•Optimize advertiser value through our advanced technology. In the third quarter, improved matching and our acquisition of Services projects through paid search drove a 2% year-over-year increase in ad clicks. Average CPC increased by 3% from the third quarter of 2023, largely reflecting a mix shift towards Services clicks, which generally have higher CPCs than clicks in Restaurants, Retail & Other (“RR&O”) categories. Enhancements to our ad formats and matching capabilities led to a year-over-year improvement in our retention rate for non-term advertisers’ budgets in the third quarter.
•Drive profitable growth through our most efficient channels. Improvements to the claim and ad purchase flows, together with effective advertiser marketing, drove near-record customer acquisition in our Self-serve channel in the third quarter. We also continued to enhance the business owner experience, including by providing budget recommendations and billing optimizations. As a result of these efforts, revenue from our Self-serve channel increased by approximately 15% year over year in the third quarter to a record level. Multi-location revenue was approximately flat year over year in the third quarter as businesses in RR&O categories continued to face a challenging operating environment. To capture more demand from multi-location Services businesses, we have increased our product focus and sales efforts in this area. For example, in the third quarter, we launched Request-a-Quote for national brands and a new leads API that enables multi-location Services businesses to more efficiently connect with consumers on Yelp and seamlessly manage leads across multiple locations and business pages.

In the third quarter, Services revenue maintained double-digit year-over-year growth, while RR&O revenue reflected the ongoing operating challenges facing businesses in these categories. We expect these trends to persist in the remainder of 2024. Given the persistence of the operating challenges impacting RR&O businesses and typical seasonality in Services, we expect net revenue to decrease sequentially in the fourth quarter.
On November 6, 2024, we entered into an agreement to acquire auto services repair platform RepairPal for approximately $80 million in cash. See Note 18, “Subsequent Events,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail. We expect any revenue or expense incurred in 2024 in connection with this acquisition to be immaterial.
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
The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Ad Clicks	2%	9%	6%	3%
Average CPC	3%	4%	—%	11%

In the three months ended September 30, 2024, advertising revenue grew 4% year over year, primarily due to increases in ad clicks and average CPC. In the nine months ended September 30, 2024, advertising revenue grew 6% year over year, primarily due to an increase in ad clicks. The increases in ad clicks in both periods were driven by improvements to our matching capabilities and our acquisition of Services projects through paid search. Average CPC increased in the three months ended September 30, 2024, largely reflecting a mix shift toward Services clicks, which generally have higher CPCs than RR&O clicks. Average CPC remained flat in the nine months ended September 30, 2024.
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
The following table presents our advertising revenue by category for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Services	$228,009	$206,178	11%	$654,252	$589,972	11%
Restaurants, Retail & Other	116,397	123,854	(6)%	349,130	359,175	(3)%
Total Advertising Revenue	$344,406	$330,032	4%	$1,003,382	$949,147	6%
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
The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
Services	252	235	7%	253	237	7%
Restaurants, Retail & Other	272	326	(17)%	275	322	(15)%
Total Paying Advertising Locations	524	561	(7)%	528	559	(6)%
Paying advertising locations decreased in the three and nine months ended September 30, 2024 compared to the prior-year periods. While paying advertising locations in our Services categories increased year over year in both the three- and nine-month periods, such increases were more than offset by decreases in paying advertising locations in our RR&O categories over the same periods. We believe the decrease in RR&O paying advertising locations reflects the challenging operating environment facing businesses in these categories and, to a lesser extent, competition for ad spend from such businesses, including from food ordering and delivery providers.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2024 or any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change(1)	2024	2023	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$228,009	$206,178	$21,831	11%	$654,252	$589,972	$64,280	11%
Restaurants, Retail & Other	116,397	123,854	(7,457)	(6)%	349,130	359,175	(10,045)	(3)%
Advertising	344,406	330,032	14,374	4%	1,003,382	949,147	54,235	6%
Other(2)	15,938	15,090	848	6%	46,730	45,539	1,191	3%
Total net revenue	360,344	345,122	15,222	4%	1,050,112	994,686	55,426	6%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	32,382	28,370	4,012	14%	90,414	84,613	5,801	7%
Sales and marketing	144,631	137,703	6,928	5%	442,715	424,308	18,407	4%
Product development	77,748	81,020	(3,272)	(4)%	251,055	254,247	(3,192)	(1)%
General and administrative	49,605	45,695	3,910	9%	139,471	145,609	(6,138)	(4)%
Depreciation and amortization	9,326	10,461	(1,135)	(11)%	28,841	31,881	(3,040)	(10)%
Total costs and expenses	313,692	303,249	10,443	3%	952,496	940,658	11,838	1%
Income from operations	46,652	41,873	4,779	11%	97,616	54,028	43,588	81%
Other income, net	7,231	6,154	1,077	18%	25,277	17,264	8,013	46%
Income before income taxes	53,883	48,027	5,856	12%	122,893	71,292	51,601	72%
Provision for (benefit from) income taxes	15,443	(10,189)	25,632	(252)%	32,263	(475)	32,738	NM(3)
Net income attributable to common stockholders	$38,440	$58,216	$(19,776)	(34)%	$90,630	$71,767	$18,863	26%
(1)    Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2)    For the three and nine months ended September 30, 2024, other revenue includes revenue generated from transactions with consumers, which we reported separately as transactions revenue in prior periods. Prior-period amounts have been reclassified to conform to the current-period presentation.
(3)    Percentage change is not meaningful.
Three and Nine Months Ended September 30, 2024 and 2023
Net Revenue
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
Advertising revenue for the three months ended September 30, 2024 increased 4% year over year, primarily as a result of a 2% increase in ad clicks and a 3% increase in average CPC. Advertising revenue for the nine months ended September 30, 2024 increased 6% year over year, primarily as a result of a 6% increase in ad clicks.
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
Other revenue for the three and nine months ended September 30, 2024 increased compared to the prior-year periods primarily due to increases in revenue from the continued growth of our Yelp Guest Manager, Yelp Fusion and Yelp Knowledge programs. These increases were partially offset by a lower volume of food takeout and delivery orders.
Trends and Uncertainties of Net Revenue. Net revenue increased in the three months ended September 30, 2024 compared to the three months ended June 30, 2024 as momentum in our Services categories continued. We expect net revenue for the three months ending December 31, 2024 to decrease slightly from the third quarter of 2024, reflecting typical seasonality in our Services categories and ongoing operating challenges facing businesses in our RR&O categories.
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
Cost of revenue for the three and nine months ended September 30, 2024 increased compared to the prior-year periods, primarily due to increases in website infrastructure expense of $2.8 million and $5.9 million, respectively, as a result of investments in maintaining and improving our infrastructure as well as higher cost of labor. For the nine-month period, the increase was partially offset by the decrease in advertising fulfillment costs of $1.7 million, reflecting our more efficient delivery of ads.
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
Sales and marketing expenses for the three and nine months ended September 30, 2024 increased compared to the prior-year periods, primarily due to:
•increases in marketing spend of $5.0 million and $17.9 million, respectively, primarily driven by our investments in acquiring Services projects through paid search, which for the nine-month period was partially offset by a decrease in costs for business owner marketing; and
•increases in employee costs of $5.0 million and $10.2 million, respectively, mainly resulting from higher cost of labor, partially offset by lower average headcount.
These increases were partially offset by decreases in workplace operating costs of $3.0 million and $9.7 million, respectively, primarily due to reductions in our leased office space.
We expect sales and marketing expenses to increase in 2024 compared to 2023 as a result of our efforts to acquire Services projects through paid search as well as due to more tenured sales and marketing employees. Despite such costs, we expect sales and marketing expenses to remain relatively consistent as a percentage of net revenue in 2024 compared to 2023.
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
Product development expenses for the three and nine months ended September 30, 2024 decreased compared to the prior-year periods primarily due to:
•decreases in employee costs of $3.0 million and $2.3 million, respectively, resulting from more employee costs being capitalized and lower average headcount, partially offset by higher cost of labor and higher costs associated with in-person employees gatherings; and
•decreases in workplace operating costs of $0.6 million and $1.6 million, respectively, primarily due to reductions in our leased office space.

These decreases were partially offset by increases in consulting costs of $0.4 million and $0.8 million, respectively.
We expect product development expenses to remain relatively consistent or decrease slightly on an absolute dollar basis in 2024 compared to 2023, but decrease as a percentage of net revenue as our distributed operations provide leverage.
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
General and administrative expenses for the three months ended September 30, 2024 increased compared to the prior-year period primarily due to the $5.9 million impairment charge related to the subleases of certain office space in Toronto and San Francisco. See Note 8, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
This increase during the three-month period was partially offset by:
•a decrease in our provision for doubtful accounts of $0.9 million primarily due to the release of a higher amount of bad debt reserves compared to the prior-year period; and
•a decrease in employee costs of $0.8 million primarily driven by lower average headcount.
General and administrative expenses for the nine months ended September 30, 2024 decreased compared to the prior-year period due to:
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
•a decrease in employee costs of $5.3 million primarily driven by lower average headcount; and
•a decrease in workplace operating costs of $1.2 million, primarily due to reductions in our leased office space.
These decreases during the nine-month period were partially offset by:
•an increase in our provision for doubtful accounts of $8.4 million due to higher anticipated customer delinquencies and an increase in advertising revenue, partially offset by the release of higher amount of bad debt reserves compared to the prior-year period; and
•an increase of $2.4 million in impairment charges related to the subleases of certain office space in Toronto and San Francisco in the current year, partially offset by the impairment charge incurred in the prior-year period related to the abandonment of another office space in San Francisco. See Note 8, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
We expect general and administrative expenses to decrease in 2024 compared to 2023. However, adjusting for the litigation loss contingency and impairment charges, we expect general and administrative expenses to remain relatively consistent or increase slightly on an absolute dollar basis and remain relatively consistent as a percentage of net revenue in 2024 compared to 2023.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal-use software development costs, and amortization of purchased intangible assets.
Depreciation and amortization expense for the three and nine months ended September 30, 2024 decreased compared to the prior-year periods primarily due to decreases in depreciation expense of leasehold improvements from asset retirements related to lease abandonments and expirations as well as certain other assets becoming fully depreciated.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, credit facility fees, foreign exchange gains and losses and, in the nine months ended September 30, 2024, the release of a reserve related to a one-time payroll tax credit.

Other income, net for the three and nine months ended September 30, 2024 increased compared to the prior-year periods, due to higher tax incentives of $0.7 million and $2.4 million, respectively, related to research and development activity in the United Kingdom. For the nine-month period, the increase was also driven by the release of a $3.1 million reserve related to a one-time payroll tax credit and $2.8 million of higher interest income earned on our cash, cash equivalents and marketable securities due to higher federal interest rates.
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
Provision for income taxes for the three and nine months ended September 30, 2024 increased from the prior-year periods primarily due to increases in profit before tax and annual effective tax rate for the current-year periods as well as a decrease in the discrete tax benefits related to the federal and state tax provision to return adjustments.
As of December 31, 2023, we had approximately $119.4 million in net deferred tax assets (“DTAs”). As of September 30, 2024, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
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
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$38,440	$58,216	$90,630	$71,767
Provision for (benefit from) income taxes	15,443	(10,189)	32,263	(475)
Other income, net(1)	(7,231)	(6,154)	(25,277)	(17,264)
Depreciation and amortization	9,326	10,461	28,841	31,881
Stock-based compensation	39,472	43,467	123,396	133,304
Litigation settlement(2)(3)	—	—	—	11,000
Asset impairment(2)	5,914	—	5,914	3,555
Fees related to shareholder activism(2)	—	671	1,168	671
Adjusted EBITDA	$101,364	$96,472	$256,935	$234,439

Net revenue	$360,344	$345,122	$1,050,112	$994,686
Net income margin	11%	17%	9%	7%
Adjusted EBITDA margin	28%	28%	24%	24%
(1)    Includes the release of a $3.1 million reserve related to a one-time payroll tax credit in the nine months ended September 30, 2024.
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
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$214,842	$227,110
Purchases of property, equipment and software	(26,337)	(20,850)
Free cash flow	$188,505	$206,260

Net cash used in investing activities	$(34,440)	$(46,465)

Net cash used in financing activities	$(233,007)	$(183,232)

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of September 30, 2024, we had cash and cash equivalents of $261.6 million and marketable securities of $135.4 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three months or less. Our cash held internationally as of September 30, 2024 was $37.1 million. As of September 30, 2024, we also had $10.0 million of investments in certificates of deposit with minority-owned financial institutions.
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
As of September 30, 2024, we were in compliance with all covenants and there were no loans outstanding under the 2023 credit facility. We had $14.0 million of letters of credit under the sub-limit primarily related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $111.0 million remained available under the 2023 credit facility as of September 30, 2024.
For additional details regarding the 2023 credit facility, see Note 12, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” included under Part I, Item 1A in our Annual Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes in 2024 and beyond due to, among other things, the requirement to capitalize and amortize certain research and development expenses under the U.S. Tax Cuts and Jobs Act; purchases of property, equipment and software and website hosting services; and payment of cash consideration related to our planned acquisition of RepairPal. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flows related to $41.6 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2024 to 2031. Our cash requirements related to these lease agreements are $58.2 million, of which $29.9 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $22.7 million. See Note 8, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $187.0 million, of which approximately $55.6 million is expected to be paid within the next 12 months.

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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$214,842	$227,110
Net cash used in investing activities	$(34,440)	$(46,465)
Net cash used in financing activities	$(233,007)	$(183,232)
Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2024 decreased by $12.3 million compared to the prior-year period, primarily due to an increase of $26.9 million in income taxes paid, higher employee-related payments of $17.4 million for salaries, commissions, bonuses and benefits, mainly due to higher cost of labor as well as a shift towards a compensation mix that emphasizes cash over equity, and the payment of $15.0 million to settle the CIPA Action in the current-year period. The higher cash outflow was also driven by higher operating expenses, including an increase of $12.9 million in payments to vendors, as well as other increases that are not individually significant. These cash outflows were partially offset by an increase of $68.6 million in cash collected from customers primarily due to the increase in revenue.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2024 decreased compared to the prior-year period primarily due to a decrease in net purchases of marketable securities, partially offset by an increase in capitalized website and internal-use software development costs.
Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2024 increased compared to the prior-year period primarily due to an increase in repurchases of our common stock and a decrease in proceeds from stock option exercises.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors has authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, $367.2 million of which remained available as of November 1, 2024.
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
During the nine months ended September 30, 2024, we repurchased on the open market 4,979,329 shares for an aggregate purchase price of $188.4 million.
We have funded all repurchases to date and currently expect to fund any future repurchases with cash and cash equivalents available on our condensed consolidated balance sheet.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Even if we are successful in our efforts to generate, maintain and recommend valuable content, our ability to attract consumer traffic may nonetheless be harmed if consumers can find equivalent content through other services. From time to time, other companies copy information from our platform, or from other sources on the internet that may have obtained information from our platform, without our permission, including through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek; it may also negatively impact our ability to license content from our platform. Because web scraping is a common method for gathering data for use with AI models, the increasing prevalence of products incorporating AI has exacerbated this risk; we have discovered AI-powered products using content originally from our platform without our permission and expect we will continue to do so from time to time in the future. Though we strive to detect and prevent this third-party conduct, we may not be able to detect it in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.
We may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions or investments.
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. For example, on November 6, 2024, we agreed to acquire RepairPal to expand our offerings in the auto services category. Similarly, we may pursue investments in privately held companies in furtherance of our strategic objectives. We have limited experience as a company in the complex processes of acquiring and investing in businesses and technologies. The pursuit of potential future acquisitions or investments may divert the attention of management and in many cases causes us to incur expenses in identifying, investigating and pursuing transactions, whether or not they are consummated. If we do not complete an announced strategic transaction, such as our pending acquisition of RepairPal, or we do not complete it within the time frame we anticipate, our business and financial results could be harmed.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended September 30, 2024 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 - July 31, 2024	677	$36.55	677	$430,976
August 1 - August 31, 2024	36	$36.64	36	$429,659
September 1 - September 30, 2024	1,068	$34.08	1,068	$393,260
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our Board authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, including the $500.0 million authorized in February 2024, of which $367.2 million remained available as of November 1, 2024. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program” included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases, net of shares issued, as a result of the Inflation Reduction Act of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On August 29, 2024, David Schwarzbach, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 120,000 shares of our common stock. The plan will terminate on the earlier of October 31, 2025 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.
On August 30, 2024, Craig Saldanha, our Chief Product Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 10,000 shares of our common stock. The plan will terminate on the earlier of August 29, 2025 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

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

YELP INC.
Date:	November 8, 2024	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)