Form 10-K
period 2024-12-31
YELP INC
filed 2025-02-27
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,584,421,099 as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange LLC reported for June 28, 2024. An aggregate of 24,741,747 shares of the registrant’s common stock held by officers, directors, affiliated stockholders and The Yelp Foundation as of June 28, 2024 were excluded. For purposes of determining whether a stockholder was an affiliate of the registrant at June 28, 2024, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 28, 2024. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 18, 2025, there were 65,033,177 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2024 ANNUAL REPORT ON FORM 10-K
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
While our metrics are based on what we believe to be reasonable calculations, there are inherent challenges in measuring usage across our large user base. All of our key performance metrics, including ad clicks, average cost-per-click (“CPC”), our traffic metrics and active claimed local business locations, are tracked with internal company tools, which are not independently verified by any third party and have a number of limitations. For example, our app unique device metric may be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period. Although we take steps to exclude such activity and, as a result, do not believe it has had a material impact on our reported metrics, our efforts may not successfully account for all such activity.
Our web traffic metrics, which we now report based on internal measurement tools and refer to as desktop unique devices and mobile unique devices, as well as our historical web traffic metrics that were calculated based on data from Google Analytics, a digital marketing intelligence product from Google LLC (“Google”), are subject to similar limitations. Because our traffic metrics are tracked based on unique identifiers under both methodologies, an individual who accesses our website from multiple devices with different identifiers may be counted as multiple unique devices, and multiple individuals who access our website from a shared device with a single identifier may be counted as a single unique device. As a result, the calculations of our unique devices may not accurately reflect the number of people actually visiting our website.
Our measures of traffic and other key metrics may also differ from estimates published by third parties or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. From time to time, we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated. Additionally, the changes to the way in which we measure our web traffic metrics have resulted in inconsistencies between new data and previously reported data.

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
•our use of artificial intelligence (“AI”) in our products and business operations;
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

iii

PART I

Item 1. Business.
Company Overview
Since Yelp’s founding 20 years ago, our mission has remained the same — to connect consumers with great local businesses. Over that time, we have built one of the best known Internet brands in the United States. Consumers trust us for the more than 280 million ratings and reviews available on our platform of businesses across a broad range of categories. This consumer trust is the foundation of our business, from which we are able to empower other businesses to succeed. Our advertising products help businesses of all sizes reach a large audience, advertise their products and drive conversion of their services.
Our performance in 2024 — which included record annual revenue and profitable growth — demonstrates the profitability of our broad-based local advertising platform. For a discussion of our results for the year ended December 31, 2024, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part II, Item 7 of this Annual Report.
Our Long-Term Growth Opportunity is Large
We believe our ability to provide value to both consumers and businesses positions us well in the large and growing local, digital advertising market in the United States. The competitive advantages we have established over two decades, together with our product-led business model and disciplined expense management, provide us with the opportunity for long-term profitable growth in this market. We have:
•A proven engine to generate and recommend trusted content. Our platform provides the type of reliable and useful review content that helps consumers make informed spending decisions and confidently transact with local businesses. The breadth and depth of our high-quality content is the result of our significant investments over two decades in both developing communities of users as well as providing a great consumer experience that enables and encourages consumers to share their everyday business experiences through reviews, photos, videos and other content. We have also developed industry-leading content moderation practices to maintain the quality and integrity of our content. For example, our recommendation software and other tools, including machine learning algorithms, are designed to surface the most useful and trustworthy information on our platform for consumers. This technology, together with content moderation by our User Operations team and other consumer protection efforts, helps us detect and mitigate attempts to manipulate ratings and reviews. As of December 31, 2024, approximately 76% of the reviews submitted to our platform were recommended.
•A strong brand and a large consumer audience. Our trusted content has attracted a large, high-intent consumer audience. This large audience reflects the strength of our brand as a leading resource for consumers to search for and discover great local businesses across categories as well as our availability across a wide range of platforms and devices. It also provides a compelling value proposition to advertisers. In addition to its size, our audience has high purchase intent and is generally affluent — as of December 2024, we estimate that over 50% of our audience has annual household income of more than $100,000.
•A broad-based local advertising platform and sophisticated advertising technology. Our large consumer audience supports a broad-based advertising model with products designed to meet the needs of businesses of all sizes. Our portfolio of products and attribution capabilities leverage first-party data to provide advertising solutions across categories and each stage of the consumer funnel, both on and off platform. These products are backed by a scaled and extensible advertising technology platform. To establish the price of an individual ad click, we run an auction for each advertising placement, which resulted in an average of nearly 18 million auctions per day in 2024. The bidding algorithms used in our auction system are designed to prioritize spending advertiser budgets efficiently and maximize ad clicks to optimize the value we deliver to advertisers, while our proprietary ad delivery technology is designed to determine the most relevant ads for consumers to drive fulfillment.

Our Growth and Margin Strategy
We believe that the investments we made in our strategic initiatives have led our business to new highs in recent years, and see further opportunities to build upon this success and deliver even greater value to both consumers and advertisers over the long term. As a result, in 2025 we plan to invest in the areas set forth below, each of which we believe represents its own long-term opportunity and which together we believe will drive long-term sustainable and profitable growth.
Revenue Growth
•Lead in Services. We aim to create a best-in-class Services experience for consumers and service professionals in 2025. With our robust network of service professionals, large dataset of trusted content and sophisticated matching algorithm incorporating a wide array of proprietary inputs, we believe Yelp has a strategic advantage in providing an exceptional Services experience. We plan to leverage AI to further reduce friction across the hiring experience, while improving the quality of leads and conversations for services professionals through matching and other improvements. We believe our Auto Services category — which is our second largest category by revenue following our acquisition of RepairPal, Inc. (“RepairPal”) in November 2024 — also presents a significant growth opportunity. We plan to improve Request-a-Quote for Auto Services on Yelp as well as attract more consumers to RepairPal through our search engine optimization and search engine marketing expertise. In addition, we plan to build on our product and sales efforts for multi-location Services businesses in 2024 to capture more demand from these advertisers, including by directing more projects to these businesses that have the capacity to ingest higher lead volumes.
•Drive advertiser value. In 2025, we are working to further optimize advertisers’ budgets through a portfolio of product initiatives designed to prioritize the most relevant ad content for consumers searching for local businesses, which we believe will help us continue to attract and retain new customers. We plan to further develop our advertising technology and ad products to match consumers and advertisers even more efficiently both on and off Yelp, including by providing advertisers with additional AI-powered controls and recommendations to help further refine ad targeting. We also plan to continue improving the efficiency of our performance marketing spend to acquire small and medium-sized business (“SMB”) advertisers.
•Transform the consumer experience. Our trusted content forms the basis for our business and has made Yelp a leading resource for consumers to confidently search for and discover great local businesses across categories. In 2025, we aim to continue leveraging AI to transform the consumer experience. For example, we plan to experiment with extending Yelp Assistant to additional categories beyond Home Services and making it accessible through additional entry points on our platform. We also expect to make the home feed even more personalized and dynamic by using AI to help consumers discover new and relevant businesses. To help consumers find and connect with the right businesses for their needs, we also plan to create an even more seamless and actionable search experience.
Delivering Profitable Growth
We believe our product-led strategy, together with our distributed workforce and disciplined expense management, have positioned us well to drive profitable growth and leverage over the long term:
•Retention improvements benefit our margins. Accordingly, we believe our initiatives designed to deliver more value to advertisers by improving the quality of Services leads and further optimizing advertisers’ budgets will also drive margin expansion over the long term.
•Operating on a distributed basis has allowed us to reduce our real estate footprint, which we expect to continue to benefit margin going forward. As we reduced our reliance on the Bay Area for our hiring needs, we also made significant changes to our compensation mix throughout our organization to emphasize cash over stock. As a result, we continue to expect our stock-based compensation expense as a percentage of revenue to decrease to less than 8% of revenue by the end of 2025. We also now plan to reduce stock-based compensation expense to less than 6% of revenue by the end of 2027.
•We remain disciplined in our allocation of resources. We plan to hold headcount approximately flat in 2025. We also plan to expand the use of AI in our business operations to drive efficiencies, reflecting our commitment to driving leverage in the business through our product-led strategy.

Our Products and Services
Advertising
We offer a range of free and paid advertising products to businesses of all sizes, including the products listed below, which provide the ability to deliver targeted advertising to our large and high-intent audience. As in past years, advertising accounted for the vast majority of our revenue during the year ended December 31, 2024, contributing 96% of our revenue, which was fairly consistent with the years ended December 31, 2022 and 2023. We recognize revenue from our business listing and advertising products, including advertising sold by partners, as advertising revenue.

Advertising Products

CPC Advertising (“Yelp Ads”)	We allow businesses to promote themselves in sponsored search results on our platform, on the Yelp pages of businesses in the same or related categories, and other key places on our platform. Yelp Ads can also be delivered through syndication on the Yelp Ads Network, a large collection of third-party sites. We primarily sell performance-based ads, which our advertising platform matches to individual consumers through our automated auction system priced on a CPC basis. We generate a majority of our advertising revenue from the sale of CPC advertising. We also provide Services businesses with the ability to provide competing quotes for consumers using our Request-a-Quote feature and with a way for consumers to easily request a phone call from them through our Request-a-Call feature.

Multi-location Ad Products	We offer a range of ad products designed for multi-location advertisers, including: Showcase Ads, which showcase and feature limited-time offers, new products or promotions in relevant search results; Spotlight Ads, which highlight special offers and promotions related to seasonal or other special events on Yelp business pages in a prominent carousel directly on the Yelp app home screen; and Yelp Audiences, which extends campaign reach to our high-intent audience off platform. We also offer first-party attribution solutions: Yelp Store Visits, which provides insights on how Yelp Ads drive physical store foot traffic, and a conversion API, which allows advertisers the ability to share their marketing data with Yelp to more accurately measure the effectiveness of their advertising spend.

RepairPal Network
The RepairPal marketplace and partner network promote auto repair shops to consumers searching for auto repair services. Auto repair shops pay a monthly fee to be included in this certified shop network, as well as either a percentage of earnings from repair orders made by referred customers or a fixed fee per referred customer.

Business Page Products

Free Business Account
Businesses have the ability to create a free business account and claim a Yelp page for each of their business locations. Once a business has claimed its page, it can more easily update its listing information and has the option to purchase certain page upgrade features.

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

Verified License
Verified License is a badge that appears on Yelp business pages as a paid upgrade for certain eligible licensed businesses, primarily in our Home and Local Services categories. The badge indicates that we have verified the business’s trade license and confirmed it was in good standing as of a certain date, allowing businesses to distinguish themselves as licensed and helping consumers make confident decisions when selecting businesses for their projects.

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
Other
We generate other revenue through subscription services, licensing payments for access to Yelp data, transactions and other non-advertising arrangements.

Yelp Guest Manager	Yelp Guest Manager is a subscription-based suite of front-of-house management tools for restaurants, nightlife and certain other venues. These tools include online reservations, a waitlist management solution that allows consumers to check wait times and join waitlists remotely as well as through hostless kiosks, and seating and server rotation management tools.

Yelp Fusion Insights (formerly Yelp Knowledge)	Through partnerships with companies such as Sprinklr and Chatmeter, our Yelp Fusion Insights program offers business owners local analytics and insights through access to our historical data and other proprietary content. Our Yelp Fusion Insights partners pay us license fees for access to Yelp Fusion Insights content.

Yelp Fusion	Our Yelp Fusion program enables developers to build products that include our high-quality content and data. We partner with industry leaders like Apple, which makes our content available through Apple Maps and its virtual assistant Siri, as well as several auto manufacturers, including Audi AG and BMW, to make our content available in their in-dash experiences. We offer free trial access to certain basic information through our publicly available APIs as well as paid access to broader sets of content and data for consumer-facing enterprise use. We typically enter into multi-year license agreements with paying Yelp Fusion customers, with rates determined based on the type and volume of usage.

Transactions
We offer features and consumer-interactive tools to facilitate transactions between consumers and the local businesses they find on Yelp. These features are primarily available through partner integrations, the largest of which — by both transaction volume and revenue — is our partnership with Grubhub, which allows consumers to place food orders for pickup and delivery through Yelp. We recognized revenue from these sources on a net basis as transactions revenue prior to 2024.

Other Partnerships	Other non-advertising partner arrangements include content licensing and allowing third-party data providers to update and manage business listing information on behalf of businesses.

Sales
We sell our advertising products directly through our sales force as well as online through our website and our Yelp for Business app, and indirectly through partners.
Sales Teams

Local Sales
Our Local sales team is responsible for selling our advertising products to any businesses with fewer than 10 locations. This includes smaller mid-market businesses and franchise businesses that follow a sales process closer to that of Local than that of multi-location businesses. Local sales representatives are primarily focused on adding new customers by generating qualified sales leads through direct engagement, direct marketing campaigns and e-mails to local businesses.
Revenue from direct Local sales has historically comprised the largest share of advertising revenue and was driven by growth in Local sales headcount. While it still represents nearly half of our advertising revenue, we have become less reliant on Local sales headcount to drive growth as a result of our investments in our more margin-accretive Self-serve and Multi-location channels in recent years. This has allowed us to optimize the size and compensation structure of the Local sales team accordingly.

Multi-location Sales
Our Multi-location sales team sells to any businesses with 10 or more locations, which consist of larger mid-market businesses, national businesses and non-location-based brand advertisers. We believe that multi-location advertising budgets, particularly in our Services categories, represent a significant growth opportunity and this channel was a focus of our strategic investments in recent years as we expanded our products and attribution capabilities to meet the needs of these advertisers. We plan to continue expanding our suite of full-funnel ad products tailored to these advertisers and attribution solutions to drive revenue growth in our Multi-location sales channel in 2025.

Customer Success
Our customer success teams support existing advertisers through account management and retention initiatives as well as engage advertisers with the goal of increasing their overall spend. For example, our Local customer success team helps educate local business owners about how using Yelp can benefit their businesses, including by helping them create, update and familiarize themselves with their Yelp business pages. Our customer success teams are also responsible for managing campaign performance by suggesting ad content and helping optimize to improve campaign performance.

Self-serve Sales. Our Self-serve platform allows businesses to purchase and manage their advertising products directly from our website or the Yelp for Business app. Businesses can purchase Yelp Ads and business page upgrades directly through our Self-serve platform. The convenience of our Self-serve platform has helped us reduce our reliance on sales and customer support headcount. In 2024, our performance marketing and continued improvements to the business owner experience drove another year of record Self-serve customer acquisition.
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
•AI, Machine Learning and Large Language Models. We use AI, including machine learning, to power and enhance features across our platform. Deep learning neural networks model user behavior to select the most relevant ads to display and predict which photo shown in an ad will generate the most clicks. We use large language models (“LLMs”) to better understand user intent in search queries and enhance our search capabilities, including by determining the most relevant information from reviews to display in the business highlights that appear in search results. LLMs also play an important role in analyzing user-generated content to protect consumers and business owners from malicious or harmful content. Neural network-based systems also support our content moderation efforts by proactively removing video content that may be inappropriate.
While AI can be a powerful tool, we recognize that it has limitations and so approach our use of it thoughtfully. For example, to mitigate potential concerns regarding the accuracy of our AI-powered summaries, we populate the summaries with quotes from actual reviews. Similarly, although we believe incorporating AI features into our platform provides benefits for consumers and businesses, we also understand that the use of AI is not desirable in all contexts. For example, to address the risk that AI tools are abused to create untrustworthy reviews, we have invested significantly in methods to better detect and mitigate AI-created reviews on our platform, which our policies prohibit, including several new detection technologies powered by AI.
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

•Auction System. We use an auction system to determine the price we charge advertisers for ad clicks. Our auction system uses advanced algorithms to bid on ad placements on behalf of advertisers, taking into account their budgets, current and predicted levels of relevant consumer traffic, changes in user behavior and competition from other advertisers, among other things. These bidding algorithms are also designed to prioritize spending advertiser budgets efficiently and maximize ad clicks, with the goal of delivering as much value to advertisers as possible. For example, if our models predict that relevant consumer traffic will meaningfully decrease for a period of time during an ad campaign, our bidding algorithms will dynamically allocate advertiser budget around that period to avoid spending a disproportionate amount of the budget while supply is constrained. To conduct an average of nearly 18 million auctions per day, we predict demand for 16 million ad categories and distinct time intervals to set bid pricing and pacing, then optimize bids 96 times per day per advertiser.
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
•Network Security. Computer viruses, malware, phishing attacks, denial-of-service and other attacks and similar disruptions from unauthorized use of computer systems have become more prevalent in our industry, have occurred on our systems in the past and we expect them to occur periodically on our systems in the future. For information about our cybersecurity risk management, strategy and governance practices, see the section titled “Cybersecurity” included under Part I, Item 1C of this Annual Report.
Maintaining the Integrity of Our Content
Providing access to useful and reliable information to help inform consumers’ spending decisions is critical to our mission of connecting people with great local businesses. With misinformation and deceptive behavior common across the Internet, we have prioritized combating this sort of conduct since our earliest days to maintain user trust and level the playing field for hard-working businesses that earn their great reputations honestly. Our industry-leading trust and safety measures include investments in both advanced technology and human moderation:
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
As of December 31, 2024, approximately 76% of the reviews submitted to our platform were recommended by our automated software and approximately 15% were not recommended but still accessible on secondary pages. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended to provide transparency regarding reviewed businesses and reviewers as well as the efficacy of our recommendation software.

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
Human Content Moderation. In addition to investigating individual reports of content that violates our policies, our User Operations team conducts and facilitates larger investigations into attempts to deceive consumers. For example, we proactively work to identify businesses and individuals who offer or receive cash, discounts or other benefits in exchange for reviews, such as reputation management companies that offer to artificially inflate search rankings and online reputations. Our human-powered moderation is also able to identify and thwart nuanced attempts to mislead consumers that other platforms may miss. For example, in 2024, our moderators identified and closed hundreds of thousands user accounts and reviewed over one hundred thousand flagged photos associated with scammers impersonating airline customer service representatives to steal consumers’ personal information.
In addition to taking direct corrective action — such as recategorizing businesses to appropriately reflect their services or closing user accounts, as in the example above — if we identify or confirm any attempts to mislead consumers or similar issues through our investigations, we typically pursue one or more of the courses of action described below (each of which we may also employ on a stand-alone basis).
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
•Public attention alerts: this type of consumer alert informs consumers when a business gains public attention for either being accused of, or the target of, racist behavior. When there is resounding evidence of egregious, racist actions from a business owner or employee, and after a thorough investigation that includes providing a link to media reports about the alleged incident, we may escalate a public attention alert to a business accused of racist behavior alert. In 2024, only two public attention alerts were escalated to a business accused of racist behavior alert.
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
In 2024, we introduced a consumer alerts history section on Yelp business pages, which includes a list of each business’s previous compensated activity alerts, suspicious review activity alerts and questionable legal threats alerts. This warns users of abnormal review activity or attempts to mislead, supplementing our existing public index of alert recipients.
Removal of Reviews and Other Content. We regularly remove reviews, photos and other content from our platform that we believe violate our terms of service, including, without limitation: reviews that do not reflect a first-hand consumer experience;

content that has been bought, sold or traded; AI-created reviews; and reviews that are posted by someone we believe to be affiliated with the reviewed business. We also take steps to ensure that Yelp is a safe and welcoming place for everyone by removing threatening, harassing or lewd content, as well as hate speech and other displays of bigotry. Consumers can access information about reviews that we have removed for a particular business by clicking on a link on the business’s Yelp page. As of December 31, 2024, approximately 9% of the reviews submitted to our platform had been removed.
Coordination with Law Enforcement. We regularly cooperate with law enforcement and consumer protection agencies to investigate and identify businesses and individuals who may be engaged in false advertising or other deceptive practices relating to reviews. We regularly provide the Federal Trade Commission and other regulators with leads on deceptive reviews and conduct. In 2023, we started publishing an index that regularly lists the latest compensated activity and suspicious review activity alerts we have placed on Yelp business pages, making it easier for regulators to identify businesses that may have participated in suspicious or deceptive review activity.
Legal Action. Our terms of service prohibit the buying and selling of reviews, as well as writing fake reviews. We regularly issue demands to third parties engaging in these and other deceptive activities that they cease such activities in relation to our platform. In egregious cases, we take legal action against businesses we believe to be engaged in deceptive practices based on these prohibitions. For example, in December 2023, we filed a lawsuit against ReviewVio, a reputation management company offering review gating services to local businesses and falsely claiming to be able to remove “bad reviews” from Yelp and other online review platforms for a fee. After a federal court ruled that we could proceed with our claims, acknowledging the harm caused by the alleged unfair business practices, we entered into a settlement agreement with ReviewVio in July 2024.
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
Through these activities, we believe our Community Management team helps us increase awareness of our platform and grow avid communities who are willing to contribute content to our platform. We plan to continue these community development efforts in 2025.
Yelp Elite Squad
Our Community Managers’ responsibilities include engaging with our most passionate users — Yelp Elite Squad members (“Yelp Elites”). From the earliest days of Yelp, it was clear that some of our users went above and beyond with their prolific reviews, thoughtful photos and commitment to supporting local businesses by sharing their experiences. These users were not only active in their Yelp communities, but were also role models on and offline. Their voices helped make Yelp what it is today, and we started the Yelp Elite Squad to recognize these passionate individuals, signal our trust in them and their contributions, and encourage similar beneficial activities in our communities.
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
Intellectual Property
We rely on federal, state, and international statutory, common law and other legal rights, as well as contractual restrictions, to protect our intellectual property. We pursue the registration of our copyrights, trademarks, service marks and domain names in the United States and in certain locations internationally. Our trademark registration efforts have focused on gaining protection for the word mark “Yelp” and the Yelp burst logo, among others. These marks are material to our business and essential to our brand identity as they enable others to easily identify us as the source of the services offered in connection with these marks.
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
Competition
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies and market entrants. Our competitors consist of companies that help businesses — particularly businesses in our strategically important Services categories and, to a lesser extent, restaurants category — connect and engage with consumers, including:
•online search engines and directories, including those incorporating AI technologies, such as Google and OpenAI, as well as traditional, offline business guides and directories;
•online and offline providers of consumer ratings, reviews and referrals, such as TripAdvisor, as well as social media platforms and features where consumers are increasingly searching for and posting information about local businesses, such as TikTok and Reddit;
•providers of online marketing and tools for managing and optimizing advertising campaigns, such as Google, Instagram and, increasingly, food ordering and delivery services that also offer online advertising, such as DoorDash;
•providers of various forms of traditional offline advertising, including radio, direct marketing campaigns, yellow pages and newspapers;
•restaurant reservation and seating tools, such as OpenTable and Resy, as well as food ordering and delivery services; and

•home and/or local services-related platforms and offerings, such as Angi and Thumbtack.
Some of our competitors enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, established marketing relationships with, and access to, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products or partner with our competitors to compete with our current solutions, and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in markets in which we operate.
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
Government Regulation
As a company conducting business on the Internet, we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws regarding privacy, data protection, data security, user-generated content and consumer protection, among others. For example:
•Privacy, Data Protection and Data Security. Because we receive, store and process personal information and other user data, including payment information in certain cases, we are subject to numerous data privacy and security obligations, including federal, state, local and foreign laws, regulations, guidance and industry standards, that govern the collection, storing, use, retention, processing and disclosure of personal information and other user data. The laws in many jurisdictions require companies to implement specific security controls and contractual arrangements to protect certain types of information. Likewise, many jurisdictions have laws in place requiring companies to notify users and government agencies if there is a security breach that compromises certain categories of their information. We are also subject to laws that require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals have about the way we handle their personal information.

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
For example, laws providing immunity to websites that publish user-generated content are regularly tested in courts by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. There are also regular legislative and regulatory efforts to restrict the scope of the protections available to online platforms under CDA 230, and our current protections from liability for third-party content in the United States could decrease or change as a result. Claims and legislation applicable to user-generated content also regularly arise in other jurisdictions.
Regulatory frameworks related to the processing of personal information are also evolving and generally becoming increasingly stringent. In the United States, several states have introduced comprehensive data privacy, data protection and data security legislation, such as the California Consumer Privacy Act. These laws generally give residents of such states the ability to access and require deletion of their personal information, opt out of certain personal information sharing, and opt out of cross-contextual advertising, profiling and automated decision making. They also provide for civil penalties, which may include statutory damages, and, in certain states, residents have a private right of action for data breaches. As more states adopt privacy, data protection and data security laws with different obligations and limitations on the processing of personal information, our compliance efforts become more complex and expensive and we are exposed to greater potential liabilities. There has also been discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
Foreign laws and regulations concerning privacy, data protection and data security are also evolving and are often more restrictive and burdensome than those in the United States; any failure on our part to comply with them may subject us to significant liabilities. For example, the European Union’s General Data Protection Regulation (“GDPR”) and its equivalent in the United Kingdom (“UK GDPR”) impose comprehensive privacy, data protection and data security obligations on businesses as well as significant penalties for non-compliance. Among other obligations under the GDPR and UK GDPR, businesses are required to make contractual privacy, data protection and data security commitments; give detailed disclosures about how they collect, use and share personal information; maintain adequate security measures; notify regulators and affected individuals of certain personal information breaches; meet extensive governance and documentation requirements; and honor individuals’ rights to their personal information.
European data protection laws including the GDPR and UK GDPR also restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific safeguards or adhere to transfer frameworks that aim to protect the transferred personal information. If our solution for personal information transfers from Europe is deemed insufficient and no other valid solution can be readily implemented, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe and may be required to increase our data processing capabilities in Europe at significant expense. Other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws with more restrictive data protection obligations, which could increase the cost and complexity of operating our business. For example, Canada’s Quebec province has enacted Law 25, a comprehensive data privacy law governing data processing for Quebec residents with many of the same requirements as the GDPR.
For additional information, see the section titled “Risk Factors—Our business is subject to complex and evolving U.S. and foreign regulations and other legal obligations related to privacy, data protection and other matters. Our actual or perceived failure to comply with such regulations and obligations could harm our business.”
Human Capital Management
At Yelp, we deeply value our community of employees who sustain our culture through their dedication to our mission of connecting people with great local businesses and to living our values of authenticity, tenacity, creativity, collegiality and prioritizing consumer trust. We have long focused on building a team of innovators and problem solvers who can bring their whole professional selves to work, which we believe positions our employees to relate to and solve the needs of consumers and businesses.

As of December 31, 2024, we had 5,116* employees globally across the following teams:
*    Includes employees on leave as of December 31, 2024.
Distributed Work
We believe that operating on a distributed basis is in the best interests of both Yelp and our employees. We have operated successfully as a remote workforce since March 2020 and committed to a fully remote working model in 2022 based on strong employee support for our distributed operations. The vast majority of our team works remotely on a full-time basis, which has allowed us to significantly reduce our office footprint and workplace operating costs. We believe this model provides even greater flexibility to our employees, who now have the opportunity to relocate within the countries where we operate so they can live where they want to live and work where they will feel most effective. It also provides employees with more opportunities for flexible work schedules and reduces time spent commuting. In addition, our distributed operations allow us to access and attract great talent from a wider pool of candidates across North America and Europe.
Culture
We consider our company culture to be one of our competitive strengths; it is at the foundation of our success and continues to help drive our business forward as a pivotal part of our everyday operations. It allows us to attract and retain a talented group of employees, create an energetic work experience and continue to innovate in a highly competitive market.
Distributed Workforce. While we have always taken great pride in our company culture, it has never been static, and our decision to become a fully remote workforce is driving its latest evolution. We have built upon our existing strong and collaborative culture to foster a thriving distributed workforce. We are committed to designing our employee experience around remote work to create an environment where individuals feel that they belong. Our efforts include focusing on creating meaningful opportunities for career advancement, regardless of where an employee is located, as well as opportunities to contribute by continuing to hold meetings in digital space. At the same time, we are committed to establishing and maintaining the collaborative and creative working relationships that our pre-pandemic office environments fostered through, among other things, regular in-person gatherings.
Employee Engagement. To maintain our vibrant culture and address any areas of employee concern, we conduct regular employee engagement surveys covering a wide range of topics including: manager effectiveness; feedback and recognition; company confidence; inclusion and belonging; learning and development; and remote work issues such as managing remotely, manager and team support, employee well-being in a remote environment, and remote connection opportunities. We also conduct biennial surveys regarding employee programs and benefits. We implemented a number of changes that took effect in 2024 in response to the results of our most recent benefits survey, including enhancement of our retirement plans and the addition of non-medical surrogacy expenses as an eligible reimbursement, among other things. We also improved the benefit programs for our employees in Canada with coverage of gender affirmation service and voluntary critical illness and life insurance.

Making a Difference. We endeavor to have a positive impact on the communities in which people use Yelp by using our platform to raise awareness, promote economic opportunity for those in need and support organizations that serve local communities. In addition to participating in virtual volunteer events in partnership with various nonprofit organizations, Yelp employees made a difference in 2024 through the Yelp Foundation (the “Foundation”), a non-profit organization established by our Board in 2011 that directly supports consumers and local businesses in the communities in which we operate. In 2011, our Board approved the contribution and issuance to the Foundation of 520,000 shares of our common stock to fund grants to local non-profit organizations that are actively engaged in supporting community and small business growth. The Foundation held 132,000 shares as of December 31, 2024, which represented less than 1% of our outstanding common stock.
One of the Foundation’s missions is to promote a culture of philanthropy among Yelp employees and, to that end, the Foundation offers up to $1,000 per person in matching donations each year to eligible charitable organizations made by our regular full-time employees. In 2024, the Foundation again matched Yelp employee donations made to a wide range of charitable organizations, including those focused on the causes that mattered most to our employees: education; human services; international affairs and national security; health; and arts, culture and humanities.
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
We focus on attracting top talent through our employment marketing and outreach initiatives. We advertise our career opportunities on premier job boards and aggregators in addition to running targeted brand campaigns. We maintain an active voice on social media through our Life at Yelp channel, which highlights employee testimonials regarding their Yelp experiences. Our distributed workforce model has expanded our hiring reach, allowing us to access and attract great talent pools regardless of geography. Our recruiting team partners with a variety of organizations to source and attract qualified talent. We also focus on attracting early-in-career talent through university outreach and on-campus recruiting efforts, as well as through partnerships with organizations that connect our recruiting team to qualified networks of recent and upcoming college graduates.
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

Seasonality and Cyclicality
Our business is affected by seasonal fluctuations in Internet usage and advertising spending, as well as cyclicality in economic activity:
Seasonality. Based on historical trends, our revenue in a particular year is typically lowest in the first quarter of that year and increases sequentially through the third quarter. Fourth quarter revenue is typically similar to the third quarter as well as to the first quarter of the subsequent year. Ad budgets for our multi-location customers typically increase throughout the year, generally starting the year at their lowest and peaking in the fourth quarter, while SMB ad budgets tend to decrease in the fourth quarter. With regard to expenses, we generally decrease our marketing expenditures in the fourth quarter before increasing them again in the first quarter of the following year. Our personnel expenses tend to increase from the fourth quarter to the first quarter due to the timing of payroll taxes and benefits, as well as our annual compensation cycle. Our traffic is also typically weakest in the fourth quarter of the year.
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
Many businesses, particularly in our Restaurants, Retail & Other (“RR&O”) categories, have faced challenging operating environments in recent years, including supply chain issues, inflation, inventory and labor shortages, increased cost of labor and other macroeconomic pressures. These adverse conditions have negatively impacted their advertising spending with us and have had, and may continue to have, a significant adverse impact on our business and revenue. We expect that our business will continue to be significantly negatively affected for the duration of the current adverse macroeconomic conditions as well as any future recessionary period or protracted economic downturn.
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
The United States continues to face widespread macroeconomic uncertainties, including labor shortages, inflation and recessionary concerns, which may be exacerbated by proposed tariffs and changes to U.S. immigration policy. These challenging macroeconomic conditions have had, and may continue to have, a significant adverse impact on our business and results of operations. For example, adverse macroeconomic conditions have had, and may continue to have, a negative impact on the ability and willingness of advertisers to spend on our products and services. The weakness we observed in advertiser demand from RR&O businesses beginning in late December 2023 continued throughout 2024, resulting in advertising revenue from RR&O businesses decreasing 3% year over year. We believe the performance of our RR&O categories in 2024 was primarily due to the challenging operating environment businesses in these categories continue to face, including supply chain issues, inflation and its impact on consumer spending, labor shortages and an increased cost of labor. We expect these challenges to persist and have an adverse impact on our results of operations in 2025.
Changes in consumer behavior due to adverse economic conditions may also negatively impact our business. For example, in 2024, economic uncertainty and inflationary pressures contributed to consumer use of our mobile app and web traffic to our platform remaining below pre-pandemic 2019 levels. This impact was particularly pronounced in certain geographies within the United States and in our RR&O categories. Because traffic to and user engagement on our platform together impact the number of ads we are able to show as well as the value of those ads to businesses, such negative impacts on consumer activity may also make it more difficult to convince existing and prospective advertisers that our products offer them a material benefit and generate a competitive return relative to other alternatives.
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
It is not possible for us to predict the remaining duration of the current adverse macroeconomic conditions, or the duration or magnitude of the resulting adverse impact on our business. We expect that our business will continue to be significantly adversely affected for the duration of any recessionary period or protracted economic downturn.

We generate substantially all of our revenue from advertising. If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.
In order to maintain and expand our advertiser base, we must convince existing and prospective advertisers alike that our advertising products offer them a material benefit and generate a competitive return relative to other alternatives. Adverse macroeconomic conditions may make this more difficult, particularly when such macroeconomic conditions disproportionately affect the SMBs on which we rely, as was the case with the economic impact of the COVID-19 pandemic. Many businesses continue to face supply chain issues, inflation, inventory and labor shortages, and an increased cost of labor. These conditions have had, and may continue to have, a significant adverse impact on our business and revenue; for example, we believe these macroeconomic pressures have been responsible for the weakness in advertiser demand in our RR&O categories we have been experiencing since late December 2023.
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
Our growth strategy includes priorities such as creating a best-in-class experience in our Services categories for consumers and service professionals, driving advertiser value through our advanced technology, and transforming the consumer experience on our platform. These initiatives involve risks and executing on them may prove more difficult than we currently anticipate. We may not succeed in realizing the benefits of these efforts, including growing our revenue and improving our margins, within the time frame we expect or at all. For example, our 2024 initiative to acquire Services leads off Yelp through paid search significantly increased our marketing expenses, but ultimately did not provide our desired return.
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
We will also face industry challenges to our strategic focus on our Services business. In addition to being a highly competitive, fragmented market, it has not yet fully embraced online solutions of the type we offer. Many of our consumers continue to search for, select and hire service professionals offline through word-of-mouth and referrals. Changing traditional habits is difficult, and the speed and ultimate outcome of the shift of these markets online for consumers and businesses alike is uncertain and may not occur as quickly as we expect, or at all.
Our efforts to provide advertisers more value for their money may include lowering prices while making significant investments in product development. We cannot guarantee that any resulting increase in demand for our products or improvement in retention will offset lower prices or otherwise generate sufficient revenue to justify our investments. Our plans to leverage AI in our product initiatives and business operations also pose particular risks to our business, as further detailed below.
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
We have experienced, and expect to continue to experience, fluctuations and declines in our traffic from time to time for a variety of reasons. For example, because a substantial majority of our traffic goes to our RR&O categories and RR&O traffic is particularly sensitive to changes in consumer confidence levels, our overall traffic levels generally fluctuate with macroeconomic conditions. We believe that the current uncertain and inflationary economic environment had a negative impact on our RR&O traffic in 2024, offsetting modest growth in Services traffic and contributing to low single-digit year-over-year growth in our web traffic metrics and a year-over-year decrease in app unique devices in 2024. While we cannot predict the remaining duration of the current adverse macroeconomic conditions or the duration or magnitude of their impact on our traffic, we expect RR&O traffic to remain challenged in 2025. In addition, we have historically benefited from the integration of our content into Apple Maps driving a significant amount of traffic to our website and downloads of our application. However, the volume of traffic and app downloads from this source has declined following certain changes to the display of our content in Apple Maps and it may continue to decline in the future.
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
As a result of these dynamics, as well as the maturation of our business and our high penetration rates in most major geographic markets within the United States and Canada, we generally expect our traffic to continue fluctuating and decrease in certain periods going forward. Should our traffic growth rate slow or decline, our business and financial performance will become increasingly dependent on driving user engagement on our platform and with the ads that we display, which we may not do successfully.

We rely on Internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our platform could decline and our business would be adversely affected.
We rely heavily on Internet search engines, such as Google, to drive traffic to our platform through their unpaid search results and on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. If they fail to drive sufficient traffic to our platform, we may need to increase our marketing spend to acquire additional traffic. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and the resulting increase in marketing expense may in turn harm our operating results. For example, despite our 2024 initiative to acquire Services projects through paid search resulting in an increase in projects, more ad clicks and lower average CPCs than in the prior year, these improvements did not drive our desired returns in advertiser retention or ad budget increases.
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
Similarly, Apple, Google or other marketplace operators may make changes to their marketplaces, technical requirements or policies that make access to our products more difficult, reduce the prominence or rank of our applications within marketplaces, require us to change our current practices or make it more difficult for us to provide effective advertising tools to businesses on our platform. For example, Google now requires that apps that allow account creation must provide users with an option to delete their accounts and associated data directly within the app or through an online portal. Google has also updated their policies around data use and disclosures, including by requiring that apps limit certain data collection and use unless it is consistent with the application’s core use case. If application marketplaces change their policies — or interpretations of their policies — in a manner that adversely impacts the way in which we offer our services, or how we or our partners collect, use and share data from users, our ability to maintain and expand our base of advertisers will be harmed. However, if we do not comply with these requirements, we could lose access to the app store and users, and our business would be harmed. For example, on multiple occasions in recent years, Apple and Google have required us to provide more information and make changes to our applications or app disclosures based on new policies or new interpretations of existing policies. Although our apps have remained available in the Apple and Google app stores, resolving these issues was time consuming and required additional expenditures. We cannot guarantee that similar issues will not arise again in the future or that, if they do, we would be able to resolve them at a reasonable cost or in a timely manner.

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
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies, such as AI, and market entrants. We face competition for users, content and customers, including from: online search engines and directories, including those incorporating AI technologies; traditional, offline business guides and directories; online and offline providers of consumer ratings, reviews and referrals; social media platforms and features; providers of online marketing and tools for managing and optimizing advertising campaigns; various forms of traditional offline advertising; restaurant reservation and seating tools; food ordering and delivery services; and home and/or local services-related platforms and offerings.
Some of our competitors enjoy certain competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products to compete with our current solutions, and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. For example, competitors have used, and may in the future use, their substantial financial resources to secure positions as the default or exclusive option in web browsers, mobile devices or other potential sources of traffic and app downloads, as Alphabet Inc., the parent company of Google, pays for Google to be the default search engine in Apple’s Safari browser. In particular, major Internet companies, such as Google and Meta, may be more successful than us in developing and marketing online advertising and other services directly to local businesses, and may leverage their relationships based on other products or services to gain additional share of advertising budgets. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in areas in which we operate, including by:
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

It is possible that third-party providers and strategic partners may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to certain of our partners, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, we have historically benefited from the integration of our content into Apple Maps driving a significant amount of traffic to our website and downloads of our application. If Apple were to offer products competitive with ours, such as local business reviews, our relationship with Apple would be negatively impacted and our longstanding partnership may be difficult to maintain as a result. Although traffic and app downloads driven by Apple Maps decreased following certain changes to the display of our content in Apple Maps, if our partnership with Apple ended, traffic to our platform and our business would be harmed. Similarly, our entry into the online reservations space with our acquisition of SeatMe, Inc. in 2013 put us in competition with OpenTable, which led to the end of our partnership with OpenTable in 2015. If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or similar services. As in the case of the expiration or termination of any of our agreements with third-party providers, transitioning from one partner or provider to another could subject us to operational delays and inefficiencies and we may not be able to replace the services provided to us in a timely manner or on terms that are favorable to us, if at all.
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
Our employee operations are complex and place substantial demands on management and our operational infrastructure. These operations may be negatively affected by a range of external factors that are not within our control, including catastrophic events, such as earthquakes or fires, and public health crises, such as the COVID-19 pandemic. Such factors may have a substantial impact on employee attendance or productivity, and the extent and duration of their impact are typically uncertain; if we are not able to respond to and manage the impact of such events effectively, our business will be harmed. For example, our rapid and broad-based shift to a remote working environment in connection with the COVID-19 pandemic added to the complexity of our employee operations by creating productivity, connectivity, security and oversight challenges. While we believe these challenges have been addressed, we expect challenges to continue to arise as we navigate uncertain political and economic environments, incorporate technological innovations into our business and otherwise respond to external factors going forward. Addressing these challenges could adversely affect our company culture and will require the attention of our executive team and other key employees, which could adversely affect our business.
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
Consumers also may not find the content on our platform to be valuable if they do not perceive it as relevant, helpful or reliable. For example, we believe consumers consider AI-created reviews to be less trustworthy than reviews written by reviewers themselves, and we cannot guarantee that we will identify and remove all such reviews. Similarly, we do not phase out or remove dated reviews, and consumers may view older reviews as less relevant or reliable than more recent reviews. If the high concentration of reviews in our restaurants and shopping categories creates a perception that our platform is primarily limited to these categories, consumers may not believe that we can provide them with helpful information about businesses in other categories and seek that information elsewhere.
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

Even if we are successful in our efforts to generate, maintain and recommend valuable content, our ability to attract consumer traffic may nonetheless be harmed if consumers can find equivalent content through other services. From time to time, other companies copy information from our platform, or from other sources on the Internet that may have obtained information from our platform, without our permission, including through website scraping, robots or other means, and publish or aggregate it with other information for their own benefit. This may make them more competitive and may decrease the likelihood that consumers will visit our platform to find the local businesses and information they seek; it may also negatively impact our ability to license content from our platform. Because web scraping is a common method for gathering data for use with AI models, the increasing prevalence of products incorporating AI has exacerbated this risk; we have discovered AI-powered products using content originally from our platform without our permission and expect we will continue to do so from time to time in the future. We may not be able to detect this third-party conduct in a timely manner and, even if we could, may not be able to prevent it. In some cases, particularly in the case of third parties operating outside of the United States, our available remedies may be inadequate to protect us against such conduct.

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

We may acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, or otherwise disrupt our operations and harm our operating results. We may also be unable to realize the expected benefits and synergies of any acquisitions or investments.
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. For example, in November 2024, we acquired RepairPal to expand our offerings in the auto services category. Similarly, we may pursue investments in privately held companies in furtherance of our strategic objectives. We have limited experience as a company in the complex processes of acquiring and investing in businesses and technologies. The pursuit of potential future acquisitions or investments may divert the attention of management and in many cases causes us to incur expenses in identifying, investigating and pursuing transactions, whether or not they are consummated. If we do not complete an announced strategic transaction, or we do not complete it within the time frame we anticipate, our business and financial results could be harmed.
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
•integrating the operations, strategies, services, sites and technologies of an acquired company;
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
Similarly, investments in private companies are inherently risky in that such companies are typically at an early stage of development, may have no or limited revenues, may not be or may never become profitable, may not be able to secure additional funding, or their technologies, services or products may not be successfully developed or introduced into the market. The success of any such investment is typically dependent on a liquidity event, such as a public offering or acquisition. If any company in which we invest decreases in value, we could lose all or part of our investment. These risks would be heightened to the extent any such investment is a minority investment in which we have limited management or operational control over the business.

We are committed to providing a great consumer experience, which may cause us to forgo short-term gains and advertising revenue.
We base many of our decisions on our commitment to providing the consumers who use our platform with a great experience. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we believe excessively degrade the consumer experience, even if such decisions negatively impact our results of operations in the short term. For example, in 2015, we phased out the brand advertising products we offered at that time in part because demand in the brand advertising market had shifted toward products disruptive to the consumer experience. Any decisions we make that prioritize consumers may negatively impact our relationship with existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of reviews and ratings that are critical of them. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this approach has served the long-term interests of our company and our stockholders and will continue to do so in the future.

Our aspirations and disclosures related to ESG matters expose us to risks that could adversely affect our reputation and performance.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) considerations relating to businesses, including climate change and greenhouse gas emissions, data privacy, human and civil rights, and diversity, equity and inclusion (“DEI”). We make statements about goals and initiatives related to ESG matters through information provided on our website, press releases and other communications. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. In addition, some stakeholders may disagree with our goals and initiatives. Our failure, or perceived failure, to accomplish or accurately track and report on our goals, further our initiatives, adhere to our public statements, or comply with federal, state and international laws that relate to ESG could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities and private litigation.
Further, if our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. For example, “anti-ESG” sentiment has gained momentum across the United States in recent years, with several states and policymakers having proposed or enacted anti-ESG policies, legislation or initiatives. In addition, the Trump Administration recently issued executive orders targeting certain DEI initiatives in the private sector. These or other anti-ESG- and anti-DEI-related policies, legislation, initiatives, legal decisions and scrutiny could result in investigations, litigation or enforcement actions against us by governments, regulators or others. Responding to and resolving such actions may require significant time and resources, regardless of their merit, and may result in us sustaining reputational harm.
Standards for tracking and reporting ESG matters continue to evolve. Our use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between Yelp and other companies in the same industry. In addition, our processes and controls may not comply with evolving standards for identifying, measuring and reporting ESG metrics, including ESG-related disclosures that may be required of businesses of our size by regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals or ability to achieve such goals in the future.

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

If our security measures, or those of the third parties with whom we work, are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform.
Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data, or to disrupt our ability to provide our services. Any failure to prevent or mitigate security breaches could expose us to the risk of loss or misuse of private user and business information, which could result in liability and litigation. We may be a particularly compelling target for such attacks as a result of our brand recognition.

Computer viruses, break-ins, malware, social engineering (particularly spear phishing attacks), attempts to overload servers with denial-of-service attacks, credential stuffing attacks, ransomware attacks, or other similar attacks and disruptions from unauthorized use of computer systems have become more prevalent in our industry. Ransomware attacks in particular are becoming increasingly common and could lead to significant interruptions in our operations, ability to provide our products and services, loss of sensitive data, reputational harm and diversion of funds. Extortion payments may mitigate the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments for various reasons, including due to applicable laws or regulations prohibiting such payments. Our distributed and international workforce could impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly.
Cyber-attacks and other attempts to gain unauthorized access to our computer systems have occurred on our systems in the past and are expected to occur periodically on our systems in the future. For example, we have been the target of distributed denial of service (“DDoS”) attacks and our employees are subject to phishing attempts from time to time. Although none of the disruptions we have experienced to date have had a material impact on our business, any future disruptions could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal information or confidential information. Even if we experience no significant shutdown or no critical data is lost, obtained or misused in connection with an attack, the occurrence of such an attack or the perception that we are vulnerable to such attacks may harm our reputation, degrade the user experience, cause loss of confidence in our products or result in financial harm to us.
We also face risks associated with security incidents, including security breaches, affecting our third-party partners and service providers. Our ability to monitor these third parties’ information security practices is limited and they may not have adequate information security measures in place. A security incident or breach at any such third party could be perceived by consumers, businesses or others as a security incident or breach relating to our systems and result in negative publicity, damage to our reputation and expose us to other losses. While we may be entitled to damages if such third parties fail to satisfy their privacy or security-related obligations to us, any such award may be unrecoverable or insufficient to cover our damages.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
Cyber-attacks continue to evolve in sophistication and volume, and may be inherently difficult to detect. Although we have developed systems and processes that are designed to protect our data and prevent data loss and other security breaches, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target or long after, and may originate from sources that cannot be meaningfully deterred or prosecuted, such as sophisticated nation states and nation-state-supported actors. As a result, these preventative measures may not be adequate and we cannot assure you that they will provide absolute security.
Any or all of these issues could negatively impact our ability to attract new users, deter current users from returning to our platform, cause existing or potential advertisers to cancel their contracts, or subject us to third-party lawsuits or other liabilities. For example, we work with third-party vendors to process credit card payments by users and businesses, and are subject to payment card association operating rules. Compliance with applicable operating rules, however, will not necessarily prevent illegal or improper use of our payment systems, or the theft, loss or misuse of payment information. If our security measures fail to prevent fraudulent credit card transactions and protect payment information adequately as a result of employee error, malfeasance or otherwise, or we fail to comply with the applicable operating rules, we could be liable to the users and businesses for their losses, as well as the vendor under our agreement with it, and be subject to fines and higher transaction fees. Our vendor agreements may not contain limitations of liability, and even where they do, there can be no assurance that such provisions will be sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of privacy and security matters, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition, government authorities could also initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

We are increasingly using AI technologies on our platform and in our business operations, which involves significant risks and may not provide the expected benefits to our business.
We are increasingly incorporating AI and AI-generated content into our platform, products and services, including using it to recommend relevant content to our users, facilitate transactions, summarize content, and enhance our advertising products and systems, among other uses. We are also increasingly using AI tools to support our business operations, such as AI software coding assistants and AI features of other tools used in our operations, including tools used in third-party risk management, security and human resources software.
There are significant risks involved in developing and deploying AI in our products and services and using AI in our business operations, and there can be no assurance that our usage of AI will enhance our products or benefit our business. For example, creating AI-enabled products is complex and they may contain errors or inadequacies that are not easily detectable, which may result in these products not operating properly or as we expect them to. If the recommendations, analyses or other content incorporated into or produced by such products are (or are perceived to be) deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm.
Similarly, if the AI-assisted tools we use in our operations do not operate properly or as we expect them to, our business and operations could also be negatively impacted. For example, AI technologies may create outputs that appear correct but are factually inaccurate, flawed or biased. If we rely on such inaccurate, flawed or biased output, employee efficiency may be reduced, security vulnerabilities may be introduced into our systems, we may take actions that do not support our business goals, do not comply with our policies or applicable law, or our business and operations may be otherwise disrupted or harmed. Sensitive information of ours, our customers, our employees or others could also be improperly disclosed as a result of our or our vendors’ use of generative AI. Any or all of these risks could result in competitive harm, potential legal liability, and brand or reputational harm.
In addition, certain legal issues related to use of AI technologies and AI-generated content, including issues arising under copyright law, have not been fully addressed by U.S. courts or by federal or state laws or regulations. This uncertainty exposes us to risks with respect to both our ability to adequately protect the intellectual property underlying our AI technologies and the content generated by such technologies, as well as our inadvertent infringement of third-party intellectual property. It is also uncertain how existing laws granting protections to online services for display of third-party content, such as CDA 230, will apply to AI-generated content. If we are unable to mitigate these risks, or if we incur excessive expenses in our efforts to do so, our reputation, business operating results and financial condition may be harmed.
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
Effective trade secret, copyright, trademark, patent and domain name protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and expenses and the costs of defending our rights. Seeking protection for our intellectual property is expensive, time consuming and may not be successful; accordingly, we may determine not to seek such protections for all of our intellectual property or in every location in which we operate. Litigation may become necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. For example, we may incur significant costs in enforcing our trademarks against those who attempt to imitate our “Yelp” brand and our copyrights against infringement. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.

Some of our products contain open source software, each of which may pose particular risks to our proprietary software and solutions.
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
•changes in consumer behavior with respect to local businesses, such as increased demand for food delivery;
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

We rely on data from internal tools to calculate our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track our key performance metrics with internal tools, which are not independently verified by any third party. Our internal tools have a number of limitations and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including key metrics that we report. If the internal tools we use to track these metrics over- or under-count performance or contain algorithm or other technical errors, the data we report may not be accurate and our understanding of certain details of our business may be distorted, which could affect our longer-term strategies. For example, in 2018, we discovered a software error that caused our previously reported claimed local business locations metric to be overstated for the third quarter of 2017 through the first quarter of 2018, and revised them accordingly. Our metrics may also be affected by mobile applications that automatically contact our servers for regular updates with no discernible user action involved; this activity can cause our system to count the device associated with the app as an app unique device in a given period. Although we take steps to exclude such activity and, as a result, do not believe it has had a material impact on our reported metrics, our efforts may not successfully account for all such activity.
There are also inherent challenges in measuring usage across our large user base. For example, because our traffic metrics are based on users with unique identifiers, an individual who accesses our website from multiple devices with different identifiers may be counted as multiple unique devices, and multiple individuals who access our website from a shared device with a single identifier may be counted as a single unique device. In addition, although we use technology designed to block low-quality traffic, such as robots, spiders and other software, we may not be able to prevent all such traffic, and such technology may have the effect of blocking some valid traffic. For these and other reasons, the calculations of our desktop unique devices and mobile website unique devices may not accurately reflect the number of people actually visiting our website.
We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. For example, as a result of such a review, we updated our methodology for measuring our app unique devices metric to exclude devices that access our mobile app but do not meet a minimum level of engagement with it by viewing a business, performing a search, viewing or submitting content, or other similar interactions. Similarly, the third party on which we previously relied for our web traffic metrics — Google Analytics — also makes periodic changes and updates to their tools and methodologies. As of July 1, 2024, Google discontinued the Universal Analytics version of its Google Analytics product we previously used, and we now report our web traffic metrics based on internal measurement tools. This change to our web traffic metrics has resulted in inconsistency between new data and previously reported data, which may raise questions about the integrity of our data.
Our measures of traffic and other key metrics may differ from estimates published by third parties or from similar metrics of our competitors. In addition, as both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. We may revise or cease reporting metrics if we determine such metrics are no longer accurate, appropriate or relevant measures of our performance. For example, we stopped reporting our claimed local business locations metric and instead disclose the number of active claimed local business locations, which we believe provides a better measure of the number of businesses that represent the highest quality leads available to our local sales force than our claimed local business locations metric. We also phased out our paid advertising accounts metric and replaced it with paid advertising locations, which we believe provides a better measurement of our market penetration. If our users, advertisers, partners and stockholders do not perceive our metrics to be accurate representations, or if we discover material inaccuracies in our metrics, our reputation may be harmed.

We have incurred significant operating losses in the past, and we may not be able to generate sufficient revenue to maintain profitability. Our failure to achieve an adequate growth rate will adversely affect our business and results of operations.
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize in certain periods, as an indication of our future performance. Although our revenues have grown over time, increasing from $12.1 million in 2008 to $1.41 billion in 2024, our revenue growth rate has declined in recent periods as a result of a variety of factors, including the maturation of our business. Moreover, our strategy to grow our business involves significant risks and executing on it may prove more difficult than we currently anticipate.
Our revenue has also been significantly negatively impacted as businesses reduced their advertising spending as a result of adverse macroeconomic conditions. Advertiser demand from RR&O businesses was weak throughout 2024, resulting in advertising revenue from RR&O businesses decreasing 3% year over year. We believe the performance of our RR&O categories in 2024 was primarily due to the challenging operating environment businesses in these categories continue to face, including supply chain issues, inflation and its impact on consumer spending, labor shortages and an increased cost of labor. We cannot predict the remaining duration of the current adverse economic conditions or the duration or magnitude of the adverse impact on our revenue; however, we expect the challenges facing RR&O businesses to persist and have a significant adverse impact on our results of operations in 2025.
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
If we fail to comply with the covenants under the Credit Agreement, lenders would have a right to, among other things, terminate the commitments to provide additional loans under the facility, enforce any liens on collateral securing the obligations under the facility, declare all outstanding loans and accrued interest and fees to be due and payable, and require us to post cash collateral to be held as security for any reimbursement obligations in respect of any outstanding letters of credit issued under the facility. If any remedies under the facility were exercised, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, operations and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.
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
For example, the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Beginning in 2022, the Tax Act required the capitalization of research and development expenses with amortization periods over 5 or 15 years pursuant to Internal Revenue Code Section 174 (“Section 174”). The requirement to capitalize Section 174 expenditures has significantly impacted our cash tax liability and, if it is not modified, will significantly impact our cash tax liability in future years.
Furthermore, taxing authorities in various U.S. states as well as other jurisdictions worldwide have enacted or proposed new tax laws, rules and regulations directed at taxing the digital economy and multinational entities. Over the last several years, the Organization for Economic Co-operation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in certain countries where we do business. Many countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Various jurisdictions have also unilaterally enacted or are considering a digital services tax on companies that generate revenues from the provision of digital services. These ongoing efforts to modernize the international tax framework and address the digitalization of the global economy could increase our future tax obligations. We will continue to monitor the developments and assess any impacts on our long-term tax planning and consolidated financial statements.

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
The nature of our business also exposes us to claims relating to the information posted on our platform, including claims for defamation, libel, negligence and patent, copyright or trademark infringement, among others. For example, businesses have in the past claimed, and may in the future claim, that we are responsible for the content of reviews posted by our users. We expect claims like these to continue, and potentially increase in proportion to the amount of content on our platform. In some instances, we may elect or be compelled to remove the content that is the subject of such claims, or may be forced to pay substantial damages if we are unsuccessful in our efforts to defend against these claims. For example, laws in Germany may impose significant fines for failure to comply with certain content removal and disclosure obligations. If we elect or are compelled to remove content from our platform, our products and services may become less useful to consumers and our traffic may be harmed, which would have a negative impact on our business. This risk may increase if the protections afforded us by CDA 230 are limited by legislative or judicial actions. This risk may also be greater in certain jurisdictions outside of the United States where our protection from such liability may be unclear.
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
We expect other claims to be made against us in the future, and the results of litigation and claims to which we may be subject cannot be predicted with any certainty. Even if the claims are without merit, the costs associated with defending against them have in the past been and may in the future be substantial in terms of time, money and management distraction. In particular, patent and other intellectual property litigation may be protracted and expensive, and the results may require us to stop offering certain features, purchase licenses or modify our products and features while we develop non-infringing substitutes, or otherwise involve significant settlement costs. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible. Even if claims do not result in litigation or are resolved in our favor without significant cash settlements, such matters, and the time and resources necessary to resolve them, could harm our business, results of operations and reputation.

Our business is subject to complex and evolving domestic and foreign laws, regulations and other obligations related to privacy, data protection, data security and other matters. Our actual or perceived failure to comply with such laws, regulations and obligations (or that of the third parties with whom we work) could harm our business.
We and the third parties with whom we work are subject to numerous domestic and foreign laws and regulations that involve matters central to our business, including laws regarding privacy, data protection, data security, user-generated content and consumer protection, among others, as described in more detail under the section titled “Business—Government Regulation.” For example, we are subject to numerous laws around the world that restrict the collection, use, storing, processing and disclosure of personal information and other user data. We are also subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results. We operate in a rapidly evolving industry, and many laws and regulations that impact our business are being proposed, are still evolving or are being tested in courts, which adds to the complexity of operating our business.
Our business could be adversely affected if we are required to change our current policies, practices or the design of our platform, products or features based on new laws, regulations or judicial interpretations. For example, in 2022, the European Union enacted the Digital Services Act (“DSA”), which included extensive new obligations for online platforms related to content moderation and transparency. The DSA introduced “trusted flaggers” with rights to expedited decisions on the reports they make to platforms, mandated an appeals process for content moderation decisions and gave consumers the right to challenge those decisions with out-of-court settlement bodies. Fines for failing to comply with the DSA can reach 6% of worldwide annual turnover. Similarly, in late 2023, the United Kingdom enacted the Online Safety Act (“OSA”), which created a new duty of care for online platforms, requiring various proactive efforts to protect users from “harmful” content. Violations of OSA are subject to fines up to 10% of worldwide annual turnover. Aspects of the DSA, OSA and other new and emerging laws concerning content moderation and transparency, including at the state and federal levels in the United States, remain unclear and we may be required to modify our policies and practices further in an effort to comply with them.
Regulatory frameworks for privacy issues and behavioral advertising are also currently in flux worldwide and are trending toward more restrictive obligations. Changes to privacy and data security laws could make it more difficult for consumers to use our platform, resulting in lower traffic and revenue, or make it more difficult for us to provide effective advertising tools to businesses on our platform, resulting in fewer advertisers and lower revenue. Delivering targeted advertising off Yelp in particular is becoming more difficult due to changes in our ability to gather information about user behavior through third-party platforms, new laws and regulations, and consumer resistance. Current and proposed laws and regulations regulate the use of cookies and other tracking technologies, electronic communications and marketing. For example, in addition to giving residents expansive rights related to their personal information, various state privacy laws govern the “sale” of personal information, allow users to opt out of targeted advertising and, in certain states, require the adoption of universal opt-out signals for targeted advertising and the sale of data. If these and other future restrictions negatively impact our ability to offer ad products that are highly targeted to audience interests, or to measure the effectiveness of our ad products, such as our ability to offer store-level attribution through integrations with third-party data partners, our ability to maintain and expand our base of advertisers will be harmed. In addition, if we encounter widespread consumer withholding of consent, opt-outs of targeted advertising, or adoption of universal opt-out signals, “do not track” mechanisms or “ad-blocking” software to prevent the collection of personal information for targeted advertising purposes, we may be required to change the way we market our products, our ability to reach new or existing customers may be materially impaired or our operations may be otherwise harmed.
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
Uncertainty regarding the application and interpretation of existing laws and regulations due to court challenges, evolving legislation or regulator interpretation may also result in a significantly greater compliance burden for us. For example, there have been ongoing efforts to restrict the scope of the critical liability protections afforded to online platforms like ours under CDA 230, which could increase our content moderation costs and our exposure to liability in connection with the publication of third-party content, including user-generated reviews. There have also been efforts to limit the applicability of CDA 230 to new types of content, such as AI-generated content. Changes to CDA 230 or new interpretations of its application, whether the result of legislative, administrative or judicial action, could also cause us to remove more content from our platform, particularly critical consumer commentary, in response to takedown demands that may or may not be legitimate, which would negatively affect the quality and quantity of information available through our service.
In addition to various laws and regulations, we are or may become bound by industry standards and other contractual obligations, particularly related to data privacy and security, and our efforts to comply with such obligations may not be successful. We must also comply with the technical requirements and policies of the search engines, application marketplace operators, mobile operating systems and other third-party products and services on which we rely. For example, Apple has made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduce our ability to target and measure advertising across third-party platforms. Key web browsers, including Safari and Firefox, disable certain third-party tracking cookies by default. While we believe we comply with these requirements, these third parties generally retain discretion to interpret them and may discontinue our access to such products and services, which would harm our business. We also publish privacy policies, marketing materials and other statements, such as compliance with certain third-party certifications, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair or not representative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Our actual or perceived failure to comply with laws, regulations and other obligations has led to, and could lead to further, costly legal actions, which in turn could result in adverse publicity, significant liability and decreased demand for our services, which could adversely affect our business, results of operations and financial condition. For example, our failure or perceived failure to comply with applicable laws and regulations may result, and in some cases has resulted, in inquiries and other proceedings, lawsuits and actions against us by governments, regulators or others. Responding to and resolving any current or future litigation, investigations, settlements or other regulatory actions may require significant time and resources, and could diminish confidence in, and the use of, our products. We may also be forced to implement new measures to reduce our legal exposure, which may require us to expend substantial resources, delay development of new products or discontinue certain products or features, which would negatively impact our business. For example, if we fail to comply with our privacy-related obligations to users or third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other user data, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our use of their information, among other changes. Any resulting negative publicity could adversely affect our reputation and brand, regardless of whether the internal resources expended and expenses incurred in connection with such inquiries and their resolutions are material.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange LLC (“NYSE”) and other applicable securities rules and regulations. Compliance with these rules and regulations has increased, and will likely continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and place significant strain on our personnel, systems and resources. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time. This could result in continuing uncertainty regarding compliance matters, higher administrative expenses and a diversion of management’s time and attention. Further, if our compliance efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these rules and regulations also makes it more expensive for us to obtain and retain director and officer liability insurance, and we may in the future be required to accept reduced coverage or incur substantially higher costs to obtain or retain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board and qualified executive officers.

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
•changes in the way we measure our key metrics, such as our new methodology for measuring traffic to our website;
•sales of our common stock;
•changes in laws or regulations applicable to our solutions;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•general economic and market conditions such as recessions or interest rate changes.
Furthermore, in recent periods of macroeconomic uncertainty, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In some cases, these fluctuations have been unrelated or disproportionate to the operating performance of those companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. For example, in January 2018, we and certain of our officers were sued in a putative class action lawsuit alleging violations of the federal securities laws for allegedly making materially false and misleading statements. We may be the target of additional litigation of this type in the future as well. Securities litigation against us could result in substantial costs and divert our management’s time and attention from other business concerns, which could harm our business.

We cannot guarantee that our stock repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
Since we implemented our stock repurchase program in July 2017, our Board has authorized the repurchase of up to an aggregate of $1.95 billion of our common stock, of which $304.7 million remained available as of February 18, 2025 and which does not have an expiration date. Although our Board has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions, all of which may be negatively impacted by the current uncertain macroeconomic conditions. In addition, the terms of our Credit Agreement impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents, and marketable securities.

We do not intend to pay dividends for the foreseeable future and, as a result, our stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2024, we had 65,791,763 shares of common stock outstanding.

Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
Computer viruses, malware, phishing attacks, denial-of-service attacks and other cybersecurity threats present a common and constantly evolving risk in our industry. Accordingly, we have incorporated the assessment and management of material risks from cybersecurity threats into our overall risk management process. Our Engineering Security team, which is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats, works with our Chief Technology Officer and other members of management to prioritize our cybersecurity risk management processes and mitigate cybersecurity threats that are most likely to materially impact our business. Our Chief Technology Officer and members of the Engineering Security team regularly report to the Audit Committee of our Board (the “Audit Committee”), which oversees our efforts to monitor and control cybersecurity risk, as discussed further below.
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
Our Chief Technology Officer and members of the Engineering Security team typically meet bi-annually with the Audit Committee to review the Company’s significant cybersecurity threats and risks, as well as the processes the Company has implemented to address them. The Chair of the Audit Committee, in turn, reports to the full Board.

Item 2. Properties.
Our principal executive offices in North America are currently located at 350 Mission Street, San Francisco, California, where we lease office space pursuant to a lease agreement that expires in 2030 and includes an option for early termination in 2028 that we are reasonably certain to exercise. We also lease office space in Canada and Europe. We believe that our properties are generally suitable to meet our needs for the foreseeable future and, to the extent we require additional space in the future, we believe that it would be available on commercially reasonable terms.

Item 3. Legal Proceedings.
For information regarding material legal proceedings in which we are involved, see “Legal Proceedings” in Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in this Annual Report, which is incorporated herein by reference. We are also subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these matters will have a material effect on our business, financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, par value $0.000001 per share, is listed on the NYSE under the symbol “YELP.”
Stockholders
As of the close of business on February 18, 2025, there were 32 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
We have presented below the cumulative total return to our stockholders during the period from December 31, 2019 through December 31, 2024 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$200
$100
$0
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
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
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended December 31, 2024 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
October 1 - October 31, 2024	739	$34.29	739	$367,919
November 1 - November 30, 2024	234	$36.21	234	$359,449
December 1 - December 31, 2024	734	$39.07	734	$330,759
(1)    Since the initial authorization of our stock repurchase program in July 2017, our Board has authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, including $500.0 million authorized on February 13, 2024, of which $304.7 million remained available for future repurchases on February 18, 2025. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program.”
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
The following section also includes information regarding 2024 and 2023 and year-over-year comparisons between these periods. A full discussion of 2022 items and year-over-year comparisons between 2023 and 2022 can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview
As one of the best known Internet brands in the United States, Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust us for the more than 280 million ratings and reviews available on our platform of businesses across a broad range of categories, while businesses advertise with us to reach our large audience of purchase-oriented and generally affluent consumers. We believe our ability to provide value to both consumers and businesses not only fulfills our mission to connect consumers with great local businesses, but also positions us well in the local, digital advertising market in the United States.
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a CPC basis. In the year ended December 31, 2024, our net revenue was $1.41 billion, up 6% from the year ended December 31, 2023 and 18% from the year ended December 31, 2022, and we recorded net income of $132.9 million and adjusted EBITDA of $358.0 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income (loss), see “—Non-GAAP Financial Measures” below.
In 2024, we delivered another year of record annual revenue and profitable growth through the consistent execution of our product-led strategic initiatives:
Deliver the best Home Services experience for consumers and service pros
•The Home Services category was the major focus of our strategy in 2024 and has been the largest driver of growth in the Services categories for nearly a decade. In 2024, we launched a number of new products and features to facilitate even better connections between consumers and service professionals. These included our AI chatbot, Yelp Assistant, which has particularly resonated with consumers, with project submissions through this feature increasing by more than 50% from the third to fourth quarter of 2024. To help service professionals more easily evaluate leads — phone calls, requests and website clicks — we enhanced the business owner inbox by providing brief AI-powered summaries of crucial job information. Improvements to the Request-a-Quote flow led to an approximately 25% year-over-year increase in projects in 2024. These efforts drove record advertising revenue from Services businesses in 2024, which grew 11% year over year to $879 million, led by approximately 15% year-over-year revenue growth in our Home Services category.
Provide the most trusted local search and discovery platform
•In 2024, we continued our efforts to grow the trusted content that has made Yelp a leading resource for consumers to search for and discover great local businesses. Our users contributed 21 million new reviews in 2024, bringing our cumulative reviews to 308 million. We introduced a number of new features and updates, including dozens of AI-powered updates, to enhance the Yelp experience and drive user engagement. For example, we updated the Yelp app’s home feed to surface additional types of content while also making it a more visual experience by showcasing user-generated videos. We also introduced trending searches and businesses to inspire exploration and highlight popular new spots nearby, and redesigned Yelp business pages to make it even easier for users to discover businesses that suit their needs. These improvements to the search experience benefited consumer searches following their implementation. For consumers engaging with our trusted reviews, we launched Review Insights, which leverages LLMs to gauge reviewer sentiment about common aspects of a business, such as the quality of its food, service, ambiance, wait time and drinks. We also made a number of user experience and backend improvements to our mobile and desktop websites that together led to year-over-year increases in desktop and mobile web unique devices in 2024.
Optimize advertiser value through our advanced technology
•In 2024, our improved matching and ad formats delivered more value to our advertisers in the form of more clicks at compelling prices. We introduced smart selection, an AI-powered feature for advertisers that automatically selects the best reviews and photos to showcase, optimizing ads for the highest return. We also expanded local advertiser reach through a variety of partnerships, including by leveraging users’ on-Yelp search intent to surface relevant Yelp ads to them on local platforms like Facebook. As a result, ad clicks increased by 6% year over year as users interacted with even more relevant content while average CPC remained flat in 2024, resulting in an improvement in our retention of non-term advertisers’ budgets compared to 2023.
Drive profitable growth through our most efficient channels
•By prioritizing investments in our Self-serve and Multi-location channels, we have significantly shifted our go-to-market mix toward our most efficient channels in recent years. In 2024, revenue from these channels together accounted for approximately 50% of our total advertising revenue, a significant expansion from approximately 30% in 2018. Our product and marketing efforts contributed to another year of record Self-serve customer acquisition in 2024, which drove annual revenue growth of approximately 15% year over year in this channel. For example, we continued to enhance the business owner experience through budget recommendations and billing optimizations as well as new competitive insights on the business owner dashboard, such as page view comparisons.
•Multi-location channel revenue was approximately flat year over year in 2024 as businesses in the RR&O categories continued to face a challenging operating environment. However, we remained focused on improving our offerings for multi-location advertisers. For example, we launched a conversion API to provide additional attribution capabilities, expanded Yelp Audiences to include audio platforms and introduced a leads API for multi-location Services businesses.
Looking ahead, we see further opportunities to build upon the success of these strategic initiatives and deliver even more value to both consumers and advertisers by investing in our 2025 strategic initiatives. As we enter 2025, we expect that our expenses will increase from the fourth quarter of 2024 to the first quarter of 2025, primarily reflecting a seasonal increase in expenses from payroll taxes and benefits. We expect stock-based compensation expense as a percentage of revenue to decrease to less than 8% by the end of 2025 and reach less than 6% by the end of 2027. We also expect that our revenue will grow year over year in 2025 as our initiatives gain traction; however, we expect revenue in the first quarter of 2025 to be slightly down sequentially, reflecting seasonal trends and the macroeconomic challenges facing our RR&O categories.

Factors Affecting Our Performance
Macroeconomic Conditions. The United States continues to face widespread macroeconomic uncertainties, including labor shortages, inflation and recessionary concerns, which may be exacerbated by proposed tariffs and changes to U.S. immigration policy. These challenging macroeconomic conditions have had, and may continue to have, a significant adverse impact on our business and results of operations. For example, adverse macroeconomic conditions have had, and may continue to have, a negative impact on the ability and willingness of advertisers to spend on our products and services. Although advertiser demand from Services businesses was strong in 2024, RR&O businesses continued to face a challenging operating environment, including supply chain issues, inflation and its impact on consumer spending, labor shortages and an increased cost of labor, which has negatively impacted their advertising spending with us.
Changes in consumer behavior due to adverse economic conditions have also had, and may continue to have, a negative impact our business. For example, in 2024, economic uncertainty and inflationary pressures contributed to consumer use of our mobile app and web traffic to our platform remaining below pre-pandemic 2019 levels, particularly in our RR&O categories. Because traffic to and user engagement on our platform together impact the number of ads we are able to show as well as the value of those ads to businesses, such negative impacts on consumer activity may also make it more difficult to convince existing and prospective advertisers that our products offer them a material benefit and generate a competitive return relative to other alternatives.

It is not possible for us to predict the remaining duration of the ongoing adverse macroeconomic conditions or the duration or magnitude of any resulting adverse impact on our business. Adverse macroeconomic conditions have historically been particularly challenging for the SMBs on which we rely and any protracted economic downturn would have significant negative effects on our business.
Investment in Growth. In 2025, we plan to invest in our strategic initiatives to lead in Services, drive advertiser value and transform the consumer experience. These initiatives will require substantial investments that may not prioritize short-term financial results, depend on our ability to develop innovative, relevant and useful products in a timely manner, and involve significant risks and uncertainties. For example, new products and initiatives may fail to generate sufficient revenue, operating margin or other value to justify the investments we made in them, which is a particular risk for new products and initiatives that are unproven or that are outside of our historical core business, such as our plans to expand our use of AI throughout our platform and business operations. While we believe these initiatives will ultimately drive revenue growth, our investments in them will increase our operating expenses, and any increase in revenue resulting from these product innovations will likely trail the increase in expenses.
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
Our Ability to Attract and Retain Advertisers. Our revenue growth is driven by our ability to attract and retain advertising customers. To do so, we must deliver tailored advertising products at a competitive price in a highly competitive market. A substantial portion of our advertisers have the ability to cancel their advertising campaigns at any time. Their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. Although the opportunity presented by multi-location Services businesses remains a strategic focus, we continue to rely heavily on SMBs that often have limited advertising budgets, may view online advertising products like ours as experimental and unproven, and are disproportionately impacted by macroeconomic conditions.
Our Ability to Attract and Retain Talent. Our ability to execute on our strategic initiatives depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring such personnel. Our employee operations are complex and place substantial demands on management and our operational infrastructure, particularly in our fully remote work environment. We believe our decision to maintain distributed operations will provide even greater flexibility to our employees, who now have the opportunity to relocate within the countries where we operate so they can live where they want to live and work where they will feel most effective, and will allow us to access and attract great talent from a wider pool of candidates across North America and Europe.
Stock Repurchases. Since July 2017, our Board has authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, $304.7 million of which remained available as of February 18, 2025 and which does not have an expiration date. During the year ended December 31, 2024, we repurchased on the open market 6,686,518 shares for an aggregate purchase price of $250.9 million. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions. In addition, the terms of our Credit Agreement impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We have funded the repurchases, and expect to fund future repurchases under the stock repurchase program, with cash available on our balance sheet. As a result, this program could diminish our cash reserves and reduce our ability to invest in our business, in addition to affecting the trading price and volatility of our stock.
Corporate Development Activities. As part of our business strategy, we may decide to expand our product offerings and grow our business through the acquisition of complementary businesses or technologies, as well as through partnerships. For example, in November 2024, we acquired RepairPal to expand our offerings in the Auto Services category. In addition to diverting our management’s attention and otherwise disrupting our operations, our corporate development activities will affect our future financial results due to factors such as expenses incurred in identifying, investigating and pursuing transactions, whether or not they are consummated, possible dilutive issuances of equity securities or the incurrence of debt, unidentified liabilities and the amortization of acquired intangible assets. Maintaining relationships with partners also requires significant time and resources, as does integrating their data, services and technologies onto our platform. We may not realize the full benefits of synergies, innovation and operational efficiencies that may be possible from a corporate transaction; similarly, if our relationships with partners deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with our content or services.
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

The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Ad Clicks	5%	9%	6%	5%
Average CPC	—%	4%	—%	9%
In each of the three and twelve months ended December 31, 2024, advertising revenue grew 6% year over year due to year-over-year increases in ad clicks. The increases in ad clicks in both periods were driven by improvements to our advertising technology and, to a lesser extent, our acquisition of Services projects through paid search. Average CPC remained flat in each of the three and twelve months ended December 31, 2024.
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
The following table presents our advertising revenue by category for the periods presented (in thousands, except percentages):

	Three Months Ended December 31,		% Change	Year Ended December 31,		% Change
	2024	2023		2024	2023
Services	$224,840	$203,140	11%	$879,092	$793,112	11%
Restaurants, Retail & Other	120,798	124,231	(3)%	469,928	483,406	(3)%
Total Advertising Revenue	$345,638	$327,371	6%	$1,349,020	$1,276,518	6%
Paying Advertising Locations
Paying advertising locations comprise all business locations associated with a business account from which we recognized advertising revenue in a given month, excluding RepairPal business locations as well as business accounts that purchased advertising through partner programs other than Yelp Ads Certified Partners, averaged over a given three- or twelve-month period. We also provide a breakdown of paying advertising locations between our Services categories and RR&O categories.
We provide our paying advertising locations as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, such as the current inflationary pressures and labor and supply chain challenges, have had a predominant negative impact on RR&O paying advertising locations over the past year. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.

The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended December 31,		% Change	Year Ended December 31,		% Change
	2024	2023		2024	2023
Services	250	245	2%	252	239	5%
Restaurants, Retail & Other	271	299	(9)%	274	316	(13)%
Total Paying Advertising Locations	521	544	(4)%	526	555	(5)%
Total paying advertising locations decreased in the three and twelve months ended December 31, 2024 compared to the prior-year periods, as the decreases in paying advertising locations in our RR&O categories were partially offset by increases in paying advertising locations in our Services categories over the same periods. We believe the decreases in RR&O paying advertising locations reflect the challenging operating environment facing businesses in these categories and, to a lesser extent, competition for ad spend from such businesses, including from food ordering and delivery providers.
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
As of December 31, 2024, 308.1 million reviews had been submitted to our platform, of which 281.8 million reviews were available on business pages, including 46.9 million reviews that were not recommended, and 26.3 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of December 31, 2024 and 2023 (in thousands):

	As of December 31,		% Change
	2024	2023
Reviews	308,100	287,364	7%

Traffic
Traffic to our website and mobile app has three components: mobile devices accessing our mobile app, devices accessing our non-mobile optimized website, which we refer to as our desktop website, and devices accessing our mobile-optimized website, which we refer to as our mobile website.
A substantial majority of each of these traffic streams goes to our RR&O categories, with traffic to our mobile app particularly heavily weighted toward RR&O. Because RR&O traffic is particularly sensitive to changes in consumer confidence levels, our overall traffic levels generally fluctuate with macroeconomic conditions. For example, although our traffic has recovered from its lowest levels during the pandemic in 2020, it has remained below our pre-pandemic 2019 traffic levels due to ongoing economic uncertainty and inflationary pressures, among other macroeconomic concerns. We cannot predict the remaining duration of these conditions, or the duration or magnitude of any resulting adverse impacts on our traffic, and we expect that our traffic levels will continue to fluctuate with consumers’ level of confidence.
In addition, we have historically benefited from the integration of our content into Apple Maps, driving a significant amount of traffic to our website and downloads of our mobile app. However, the volume of traffic and app downloads from this source has declined following certain changes to the display of our content in Apple Maps and it may to continue to decline in the future.
As a result of these dynamics, as well as the maturation of our business and high penetration rates in most major geographic markets within the United States and Canada, we generally expect our traffic to continue fluctuating and to decrease in certain periods going forward. In 2025, we expect RR&O traffic to remain challenged as consumers continue to face economic uncertainty and inflation, likely offsetting modest growth in Services traffic. While we believe our largest growth opportunity will be to monetize a greater portion of our existing traffic, rather than to grow traffic generally, we are also investing in a broad set of consumer initiatives to support the long-term growth of our traffic and business.
We use the metrics set forth below to measure each of our traffic streams. An individual user who accesses our platform through multiple traffic streams will be counted in each applicable traffic metric; as a result, the sum of our traffic metrics will not accurately represent the number of people who visit our platform on an average monthly basis.
App Unique Devices. Prior to 2024, we calculated app unique devices as the number of unique mobile devices using our mobile app in a given month, averaged over a given twelve-month period. As a result of our ongoing efforts to improve the accuracy of our key metrics, in 2024, we updated our methodology for measuring app unique devices to exclude devices that access our mobile app in a given month but do not meet a minimum level of engagement with it during such month by, for example, viewing a business, performing a search, viewing or submitting content, or other similar interactions (“minimum required level of engagement”). Under both our current and historical methodologies, an individual who accesses our mobile app from multiple mobile devices will be counted as multiple app unique devices. Multiple individuals who access our mobile app from a shared device will be counted as a single app unique device.
App users generate a substantial majority of activity on Yelp, including the page views and ad clicks that we monetize. The following table presents app unique devices for the periods presented (in thousands):

	Year Ended December 31,		% Change
	2024	2023
App Unique Devices
Updated Methodology	28,595	29,842	(4)%
Historical Methodology	30,660	31,909	(4)%
In 2024, app unique devices decreased year over year as consumers visited restaurants less frequently amid macroeconomic pressures. It also continued to be negatively impacted by the reduced volume of app downloads driven by Apple Maps.
Desktop and Mobile Website Unique Devices. Prior to 2024, we calculated our desktop and mobile web traffic metrics based on the number of “users,” as measured by Google Analytics, who had visited our desktop website and mobile website, respectively, at least once in a given month, averaged over a given twelve-month period. We referred to these metrics as desktop unique visitors and mobile web unique visitors. However, as of July 1, 2024, Google discontinued the Universal Analytics version of Google Analytics that we previously used.

We now calculate desktop web traffic and mobile web traffic as (1) the number of devices identified by our internal measurement tools that have visited our desktop website and mobile website, respectively, at least once in a given month, (2) adjusted to exclude devices that do not meet our minimum required level of engagement during such month, (3) averaged over a given twelve-month period. We believe this methodology will allow us to better analyze web traffic data. We refer to our web traffic metrics calculated under this methodology as unique devices rather than unique visitors to conform to the name of our app unique devices metric as well as to better reflect that these metrics measure devices that visit our website rather than individuals who visit our website, as discussed below.
Our internal measurement tools and Google Analytics measure devices and “users,” respectively, based on unique identifiers. As a result, an individual who visits our website from multiple devices with different identifiers may be counted as multiple unique devices or unique visitors, as applicable, and multiple individuals who visit our website from a shared device with a single identifier may be counted as a single unique device or unique visitor. Accordingly, the calculations of our unique visitors and unique devices may not accurately reflect the number of individuals who actually visit our website.
The following table presents our web traffic for the periods presented (in thousands):

	Year Ended December 31,		% Change
	2024	2023
Desktop Unique Devices
Internal Measurement	40,341	39,959	1%
Google Analytics	N/A	36,301	N/A
Mobile Web Unique Devices
Internal Measurement	63,987	62,013	3%
Google Analytics	N/A	60,282	N/A
Improvements to our desktop and mobile websites, including matching improvements and a more visually appealing user experience, drove slight year-over-year increases in desktop and mobile web unique devices in 2024.
Active Claimed Local Business Locations
We report active claimed local business locations annually as a measure of the scope of our Local advertising business. The number of active claimed local business locations represents the number of claimed local business locations — business addresses for which a business representative has visited our platform and claimed the free business page for the business located at that address — that are both (a) active on Yelp and (b) associated with an active business owner account as of a given date. We consider a claimed local business location to be active if it has not closed, been removed from our platform or merged with another claimed local business.
The table set forth below presents the number of active claimed local business locations as of the dates presented (in thousands).

	As of December 31,		% Change
	2024	2023
Active Claimed Local Business Locations	7,736	7,056	10%

Results of Operations
The following table sets forth our results of operations for 2024 and 2023 (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2024	2023	$ Change	% Change(1)
Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$879,092	$793,112	$85,980	11%
Restaurants, Retail & Other	469,928	483,406	(13,478)	(3)%
Advertising	1,349,020	1,276,518	72,502	6%
Other(2)	63,044	60,544	2,500	4%
Total net revenue	1,412,064	1,337,062	75,002	6%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	123,684	114,229	9,455	8%
Sales and marketing	585,978	556,605	29,373	5%
Product development	325,992	332,570	(6,578)	(2)%
General and administrative	184,958	212,431	(27,473)	(13)%
Depreciation and amortization	40,407	42,184	(1,777)	(4)%
Total costs and expenses	1,261,019	1,258,019	3,000	—%
Income from operations	151,045	79,043	72,002	91%
Other income, net	31,915	26,039	5,876	23%
Income before income taxes	182,960	105,082	77,878	74%
Provision for income taxes	50,110	5,909	44,201	748%
Net income attributable to common stockholders	$132,850	$99,173	$33,677	34%
(1)    Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
(2)    For the year ended December 31, 2024, other revenue includes revenue generated from transactions with consumers, which we reported separately as transactions revenue in prior periods. Prior-period amounts have been reclassified to conform to the current-period presentation.
Years Ended December 31, 2024 and 2023
Net Revenue
Advertising. We generate advertising revenue from the sale of our advertising products — including Yelp Ads and business page upgrades — to businesses of all sizes, from single-location local businesses to multi-location national businesses. Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of advertising inventory through third-party ad networks, as well as revenue from the RepairPal Network. We present advertising revenue on a disaggregated basis for our high-level category groupings, Services and RR&O.
Advertising revenue increased in 2024 compared to 2023, primarily driven by a 6% increase in ad clicks.
Other. We generate other revenue through non-advertising contracts, such as our subscription services, which include our Yelp Guest Manager product, and through our Yelp Fusion and Yelp Fusion Insights programs, which provide Yelp content and data for a fee. In addition, we now report transactions revenue together with other revenue to reflect that neither transactions revenue nor the underlying business is a core part of our current business model. As a result, other revenue now includes revenue from various transactions with consumers. We generate revenue from such transactions through our partnership integrations, which are mainly revenue-sharing arrangements that provide consumers with the ability to place food orders for pickup and delivery through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.

Other revenue increased in 2024 compared to 2023, primarily due to the continued growth of our Yelp Fusion, Yelp Guest Manager and Yelp Fusion Insights programs, partially offset by a lower volume of food takeout and delivery orders.

Trends and Uncertainties of Net Revenue. Net revenue in the year ended December 31, 2024 increased by 6% year over year as momentum in our Services categories continued. We expect net revenue for the first quarter of 2025 to decrease slightly from the fourth quarter of 2024, reflecting typical seasonality and ongoing operating challenges for businesses in our RR&O categories.
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
Cost of revenue increased in 2024 compared to 2023, primarily as a result of an increase in website infrastructure expense of $8.8 million, primarily as a result of investments in maintaining and improving our infrastructure as well as higher cost of labor.
We expect cost of revenue to increase on an absolute dollar basis in 2025 compared to 2024.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses increased in 2024 compared to 2023, primarily due to:
•an increase in marketing and advertising costs of $23.0 million, driven by increased investments in acquiring Services projects through paid search; and
•an increase in employee costs of $16.2 million resulting from higher cost of labor, partially offset by lower average headcount.
These increases were partially offset by a decrease in workplace operating costs of $9.8 million resulting from reductions in our leased office space. See Note 10, “Leases,” of the Notes to Consolidated Financial Statements for further detail.
We expect sales and marketing expenses to increase in 2025 compared to 2024 as our sales and marketing employees become more tenured as well as additional headcount from the acquisition of RepairPal. However, we expect sales and marketing expenses to decrease as a percentage of net revenue as we realize efficiencies from our sales and marketing initiatives.
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
Product development expenses decreased in 2024 compared to 2023, primarily due to a decrease in employee costs of $5.8 million resulting from more employee costs being capitalized and lower average headcount, partially offset by higher cost of labor.
We expect product development expenses to remain relatively consistent on an absolute dollar basis in 2025 compared to 2024, but decrease as a percentage of net revenue as our distributed operations provide leverage.

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
General and administrative expenses decreased in 2024 compared to 2023, primarily due to:
•a decrease in impairment charges of $17.7 million related to our leased office spaces. See Note 10, “Leases,” of the Notes to Consolidated Financial Statements for further detail;
•an $11.0 million loss contingency recorded in 2023 in connection with the agreement to settle a putative class action lawsuit asserting claims under the California Invasion of Privacy Act (the “CIPA Action”). See Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements for further detail; and
•a decrease in employee costs of $5.3 million, primarily driven by lower average headcount.
These decreases were partially offset by an increase in our provision for doubtful accounts of $4.9 million due to higher customer delinquencies and higher advertising revenue.
We expect general and administrative expenses to increase slightly on an absolute dollar basis in 2025 compared to 2024 to support the continued growth of our business, but remain relatively consistent as a percentage of net revenue.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal-use software development costs, and amortization of purchased intangible assets.
Depreciation expense decreased $3.2 million in 2024 compared to 2023, primarily due to a decrease in depreciation expense of leasehold improvements from asset retirements related to lease abandonments and expirations as well as certain other assets becoming fully depreciated since the prior-year period.
This decrease was partially offset by an increase in amortization expense of $1.4 million related to intangible assets acquired as part of the acquisition of RepairPal. See Note 8, “Acquisition,” of the Notes to Consolidated Financial Statements for further detail.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, credit facility fees, foreign exchange gains and losses, and, in the year ended December 31, 2024, the release of a reserve related to a one-time payroll tax credit.
Other income, net increased in 2024 compared to 2023 due to the release of a $3.1 million reserve related to a one-time payroll tax credit, higher tax incentives of $1.9 million related to research and development activity in the United Kingdom, and $1.8 million of higher interest income earned on our cash, cash equivalents and marketable securities primarily due to higher federal interest rates.
Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The increase in the provision for income taxes in 2024 compared to the prior year was primarily driven by an increase in profit before tax as well as a decrease in the discrete tax benefits related to the federal and state tax provision to return adjustments.
As of December 31, 2024, we had approximately $139.6 million in net deferred tax assets (“DTAs”). As of December 31, 2024, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
We continue to estimate that our effective GAAP tax rate (before discrete items) for 2025 will be in the range of 24% to 28%. However, our GAAP tax rate is impacted by a number of factors that are not in our direct control and that are subject to quarterly variability, which limits our visibility into the applicable rate for future fiscal periods.

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
•adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as material litigation settlements, impairment charges, acquisition and integration costs, and fees related to shareholder activism;
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

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items that management determines are not indicative of ongoing operating performance, such as material litigation settlements, impairment charges, acquisition and integration costs, and fees related to shareholder activism.

Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2024	2023
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$132,850	$99,173
Provision for income taxes	50,110	5,909
Other income, net(1)	(31,915)	(26,039)
Depreciation and amortization	40,407	42,184
Stock-based compensation	158,193	173,451
Litigation settlement(2)(3)	—	11,000
Asset impairment(2)	5,914	23,563
Acquisition and integration costs(2)	1,266	—
Fees related to shareholder activism(2)	1,168	1,252
Adjusted EBITDA	$357,993	$330,493

Net revenue	$1,412,064	$1,337,062
Net income margin	9%	7%
Adjusted EBITDA margin	25%	25%
(1)    Includes the release of a $3.1 million reserve related to a one-time payroll tax credit in the year ended December 31, 2024.
(2)    Recorded within general and administrative expenses on our consolidated statements of operations.
(3)    Represents the loss contingency recorded in connection with our agreement to settle the CIPA Action. Note that this amount does not include any legal fee reimbursements that we expect to receive related to this matter; we do not adjust for legal fees and related reimbursements, which we consider to be part of our ongoing operations. See Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in this Annual Report for additional information.
Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$285,815	$306,280
Purchases of property, equipment and software	(37,347)	(26,847)
Free cash flow	$248,468	$279,433

Net cash used in investing activities	$(77,266)	$(54,684)

Net cash used in financing activities	$(303,802)	$(246,778)

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of December 31, 2024, we had cash and cash equivalents of $217.3 million and marketable securities of $100.6 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three month or less. Our cash held internationally as of December 31, 2024 was $54.0 million. As of December 31, 2024, we also had $10.0 million of investments in certificates of deposit with minority depository institutions.
Our investment portfolio comprises highly rated marketable securities that are classified as available-for-sale on our consolidated balance sheets, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e., rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss.
On April 28, 2023, we entered into the Credit Agreement, which provides for a five-year $125.0 million senior secured revolving credit facility (the “credit facility”). The credit facility includes a $25.0 million letter of credit sub-limit, a $25.0 million bilateral letter of credit facility and an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to $250.0 million, plus additional amounts if we are able to satisfy a leverage test, subject to certain conditions. The credit facility provides us with the ability to access backup liquidity to fund working capital and for other capital requirements, as needed.
As of December 31, 2024, we were in compliance with all covenants and there were no loans outstanding under the credit facility. We had $14.0 million of letters of credit under the sub-limit primarily related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $111.0 million remained available under the credit facility as of December 31, 2024.
For additional details regarding the credit facility, see Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in this Annual Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes in 2025 and beyond due to, among other things, the requirement to capitalize and amortize certain research and development expenses under the Tax Act and the other factors discussed in “—Results of Operations— Provision for Income Taxes” above; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flows related to $44.0 million of uncertain tax positions. We may be required to draw down funds from our credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2025 to 2031. Our cash requirements related to these lease agreements are $46.6 million, of which $22.2 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $18.3 million. See Note 10, “Leases,” of the Notes to Consolidated Financial Statements for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $181.2 million, of which approximately $91.3 million is expected to be paid within the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$285,815	$306,280
Net cash used in investing activities	$(77,266)	$(54,684)
Net cash used in financing activities	$(303,802)	$(246,778)
Operating Activities. Net cash provided by operating activities during the year ended December 31, 2024 decreased by $20.5 million compared to 2023, primarily due to an increase of $27.6 million in income taxes paid, an increase of $25.7 million in payments to vendors, and higher employee-related payments of $18.2 million for salaries, commissions, bonuses and benefits, mainly due to higher cost of labor as well as a shift towards a compensation mix that emphasizes cash over equity. The higher cash outflow was also driven by the payment of $15.0 million to settle the CIPA Action in 2024, as well as other cash payments that were not individually significant. These cash outflows were partially offset by an increase of $79.9 million in cash collected from customers primarily due to the increase in revenue.
Investing Activities. Net cash used in investing activities during the year ended December 31, 2024 increased compared to 2023 primarily due to our acquisition of RepairPal as well as an increase in capitalized website and internal-use software development costs. These increases were partially offset by net sales and maturities of marketable securities during the year ended December 31, 2024 compared to net purchases of marketable securities in 2023.
Financing Activities. Net cash used in financing activities during the year ended December 31, 2024 increased compared to 2023 primarily due to an increase in repurchases of our common stock and a decrease in proceeds from stock option exercises, partially offset by a decrease in taxes paid related to the net share settlement of equity awards during the year ended December 31, 2024 compared to 2023.
Stock Repurchase Program
Since the initial authorization of our stock repurchase program in July 2017, our Board has authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, including the $500.0 million authorized in February 2024, of which $304.7 million remained available for future repurchases on February 18, 2025.
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
During the year ended December 31, 2024, we repurchased 6,686,518 shares on the open market for an aggregate purchase price of $250.9 million.
We have funded all repurchases to date and expect to fund any future repurchases with cash and cash equivalents available on our consolidated balance sheet.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates and assumptions are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from those estimates. Due to macroeconomic conditions and other factors, certain estimates and assumptions have required and may continue to require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, these estimates may change materially in future periods.
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
Revenue Recognition—We generate revenue from the sale of advertising products and other revenue sources, which correspond to our major product lines. We recognize revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) we satisfy these performance obligations in an amount that reflects the consideration we expect to be entitled to in exchange for those services. We apply the portfolio practical expedient to account for contracts with customers in each category of revenue. We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the amount of revenue we recognize is equal to the amount we have a right to invoice.
We perform estimates and apply judgment when determining the amount of revenue to be recognized and may accept lower consideration than what is agreed to in the relevant contract. We refer to the difference between the agreed upon consideration amount and the actual consideration estimated to be received as variable consideration; types of variable consideration include cash-based incentives, credits and refunds that are estimated based on historical information as well as considering economic conditions, which constrain the revenue. For all contracts with customers, estimates and assumptions include determining variable consideration and identifying the nature and timing of satisfaction of performance obligations. We believe that there will not be significant changes to our estimates of variable consideration. To date, actual amounts of consideration received have been materially consistent with the provisions we have made based on our historical estimates. For contracts satisfied over time, we apply the invoice practical expedient to depict the value transferred to the customer and measure of progress towards completion of its obligations. We consider the right to receive consideration from a customer to correspond directly with the value to the customer of our performance completed to date. We do not consider the effects of the time value of money as substantially all of our contracts are invoiced on a monthly basis, one month in arrears.
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

Business Combinations—We account for acquisitions of entities that consist of inputs and processes that have the ability to contribute to the creation of outputs as business combinations. We allocate the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, forecasted revenue and expenses, customer attrition rate, royalty rates and discount rates. The excess of the purchase price over the fair values of assets acquired and liabilities assumed is recorded as goodwill. Acquisition and integration costs are expensed as incurred. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the measurement period, subsequent adjustments are reflected on our consolidated statements of operations.
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

Our marketable securities comprise fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. We believe a hypothetical 100 basis point increase in interest rates as of December 31, 2024 would not have a material impact on our marketable securities portfolio.
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
Inflation Risk
We do not believe that inflation has had a direct material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. However, adverse macroeconomic conditions, including the current inflationary environment, have had, and may continue to have, a negative impact on consumer demand as well as the ability and willingness of advertisers to spend on our products and services. These factors have harmed, and could continue to harm, our business, financial condition and results of operations.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of our internal control over financial reporting included all of our consolidated operations except for the operations of RepairPal, Inc., which we acquired on November 26, 2024. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from the scope of our evaluation in the year of acquisition. Excluding the goodwill and intangible assets acquired, which were included in the scope of management’s assessment, RepairPal, Inc. accounted for less than one percent of the total assets and total net revenues of the Company’s consolidated financial statements as of and for the year ended December 31, 2024. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our management reviewed the results of this evaluation with the Audit Committee of the Board.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at RepairPal, Inc., which was acquired on November 26, 2024, and whose financial statements constitute less than one percent of the total assets and total net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at RepairPal, Inc.
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

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 27, 2025

Item 9B. Other Information.
On November 13, 2024, Carmen Amara, our Chief People Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 16,500 shares of our common stock that may vest during the plan period, net of any shares we withhold to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards, the amount of which cannot currently be determined. The plan will terminate on the earlier of December 31, 2025 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.
On December 2, 2024, Joseph Nachman, our Chief Operating Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 238,858 shares of our common stock. The plan will terminate on the earlier of March 31, 2026 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Proposal No. 1—Election of Directors” and “Executive Officers” in the definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “2025 Proxy Statement”). Information required by this item regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in our 2025 Proxy Statement.
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
We have adopted insider trading policies and procedures applicable to our directors, officers, employees and other covered persons and have implemented processes that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulation as well as the NYSE listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.
Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Director Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Transactions with Related Persons” in our 2025 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance” in our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:
	1.	Financial Statements. Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein on the pages indicated:
		Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)	F-1
		Consolidated Balance Sheets	F-3
		Consolidated Statements of Operations	F-4
		Consolidated Statements of Comprehensive Income	F-5
		Consolidated Statements of Stockholders’ Equity	F-6
		Consolidated Statements of Cash Flows	F-7
		Notes to Consolidated Financial Statements	F-8
2.
Financial Statement Schedules. None. All financial statement schedules are omitted because they are not applicable, not required under the instructions, or the requested information is included in the consolidated financial statements or notes thereto.

	3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	3/15/2023
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
4.3	Description of Capital Stock.	10-K	001-35444	4.3	2/28/2022
10.1*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.2	2/13/2019
10.2*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.3*	Forms of Performance Restricted Stock Unit Award Grant Notice and Agreement under 2012 Equity Incentive Plan.	8-K	001-35444	10.2	2/16/2022
10.4*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016
10.5*	2023 Inducement Award Plan.	8-K	001-35444	10.1	2/9/2023
10.6*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2023 Inducement Award Plan.	8-K	001-35444	10.2	2/9/2023
10.7*	Executive Severance Benefit Plan, as amended.	10-K	001-35444	10.9	2/28/2020
10.8*	Policy for Recoupment of Incentive Compensation.	10-K	001-35444	10.8	2/28/2022
10.9*	Performance Bonus Compensation Plan for Executives.	8-K	001-35444	10.1	2/16/2022
10.10*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.11*	Offer Letter, dated February 3, 2012, by and between Yelp Inc. and Jeremy Stoppelman.	S-1/A	333-178030	10.15	2/3/2012

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.12*	Amendment to Equity Awards, effective as of April 7, 2020, by and between Jeremy Stoppelman and Yelp Inc.	10-Q	001-35444	10.1	8/7/2020
10.13*	Offer Letter, dated December 27, 2019, by and between Yelp Inc. and David Schwarzbach.	10-K	001-35444	10.12	2/28/2020
10.14*	Amended and Restated Offer Letter, by and between Yelp Inc. and Joseph Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.15*	Letter Agreement, dated May 22, 2014, by and between Yelp Inc. and Joseph Nachman.	8-K	001-35444	99.1	5/28/2014
10.16*	Offer Letter and Termination and Rehire Agreement, dated August 26, 2013, by and between Yelp Inc. and Sam Eaton.	10-K	001-35444	10.20	2/28/2022
10.17*	Contract of Employment, dated March 15, 2022, by and between Yelp UK Limited and Sam Eaton.	10-Q	001-35444	10.3	5/6/2022
10.18*	Offer Letter, dated October 27, 2021, by and between Yelp Inc. and Carmen Amara (Orr).	10-Q	001-35444	10.1	5/6/2022
10.19*	Offer Letter, dated January 13, 2022, by and between Yelp Inc. and Craig Saldanha.	10-Q	001-35444	10.2	5/6/2022
10.20*	Summary of Non-Employee Director Compensation Arrangements as of January 1, 2023.	10-K	001-35444	10.20	2/27/2024
10.21*	Summary of Non-Employee Director Compensation Arrangements as of January 1, 2025.					X
10.22	Revolving Credit and Guaranty Agreement, dated as of April 28, 2023, by and between Yelp Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	10-Q	001-35444	10.1	8/7/2023
10.23	Letter Agreement, dated May 15, 2024, by and between Yelp Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent under that certain Revolving Credit and Guaranty Agreement, dated as of April 28, 2023, by and between Yelp Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	10-Q	001-35444	10.1	8/9/2024
19.1	Amended and Restated Insider Trading Policy.					X
21.1	Subsidiaries of Yelp Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
97.1	Incentive Compensation Recoupment Policy.	10-K	001-35444	97.1	2/27/2024
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
Date: February 27, 2025

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

Signature	Title	Date

/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 27, 2025
Jeremy Stoppelman	(Principal Executive Officer)

/s/ David Schwarzbach	Chief Financial Officer	February 27, 2025
David Schwarzbach	(Principal Financial Officer and Principal Accounting Officer)

/s/ Diane Irvine	Chairperson	February 27, 2025
Diane Irvine

/s/ Fred D. Anderson, Jr.	Director	February 27, 2025
Fred D. Anderson, Jr.

/s/ Christine Barone	Director	February 27, 2025
Christine Barone

/s/ Robert Gibbs	Director	February 27, 2025
Robert Gibbs

/s/ Dan Jedda	Director	February 27, 2025
Dan Jedda

/s/ Sharon Rothstein	Director	February 27, 2025
Sharon Rothstein

/s/ Chris Terrill	Director	February 27, 2025
Chris Terrill

/s/ Tony Wells	Director	February 27, 2025
Tony Wells

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•With the assistance of our IT specialists, we:
◦Identified the significant systems, automated controls, and tools used to maintain databases and process CPC revenue transactions and tested the general IT controls and automated controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
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
February 27, 2025

We have served as the Company's auditor since 2008.

YELP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$217,325	$313,911
Short-term marketable securities	100,581	127,485
Accounts receivable (net of allowance for doubtful accounts of $15,301 and $13,768 at December 31, 2024 and 2023, respectively)	155,325	146,147
Prepaid expenses and other current assets	43,648	36,673
Total current assets	516,879	624,216
Property, equipment and software, net	75,669	68,684
Operating lease right-of-use assets	24,112	48,573
Goodwill	130,980	103,886
Intangibles, net	58,787	7,638
Other non-current assets	177,140	161,726
Total assets	$983,567	$1,014,723
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$131,322	$132,809
Operating lease liabilities — current	20,679	39,234
Deferred revenue	2,973	3,821
Total current liabilities	154,974	175,864
Operating lease liabilities — long-term	22,470	48,065
Other long-term liabilities	62,154	41,260
Total liabilities	239,598	265,189
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 65,792 shares issued and outstanding at December 31, 2024 and 68,864 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	1,903,598	1,786,667
Treasury stock	(3,909)	(282)
Accumulated other comprehensive loss	(15,431)	(12,202)
Accumulated deficit	(1,140,289)	(1,024,649)
Total stockholders’ equity	743,969	749,534
Total liabilities and stockholders’ equity	$983,567	$1,014,723

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$1,412,064	$1,337,062	$1,193,506
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	123,684	114,229	105,705
Sales and marketing	585,978	556,605	514,927
Product development	325,992	332,570	305,561
General and administrative	184,958	212,431	164,108
Depreciation and amortization	40,407	42,184	44,852
Total costs and expenses	1,261,019	1,258,019	1,135,153
Income from operations	151,045	79,043	58,353
Other income, net	31,915	26,039	8,425
Income before income taxes	182,960	105,082	66,778
Provision for income taxes	50,110	5,909	30,431
Net income attributable to common stockholders	$132,850	$99,173	$36,347
Net income per share attributable to common stockholders
Basic	$1.97	$1.43	$0.51
Diluted	$1.88	$1.35	$0.50
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	67,415	69,221	70,867
Diluted	70,611	73,596	73,402

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income attributable to common stockholders	$132,850	$99,173	$36,347
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(3,342)	2,876	(3,975)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	113	467	(480)
Other comprehensive (loss) income	(3,229)	3,343	(4,455)
Comprehensive income	$129,621	$102,516	$31,892

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2021	72,171	$—	$1,522,572	$—	$(11,090)	$(760,164)	$751,318
Issuance of common stock upon exercises of employee stock options	304	—	7,500	—	—	—	7,500
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	2,890	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	627	—	16,030	—	—	—	16,030
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	164,985	—	—	—	164,985
Taxes withheld related to net share settlement of equity awards	—	—	(61,395)	—	—	—	(61,395)
Repurchases of common stock	—	—	—	(200,006)	—	—	(200,006)
Retirement of common stock	(6,195)	—	—	200,006	—	(200,006)	—
Other comprehensive loss	—	—	—	—	(4,455)	—	(4,455)
Net income	—	—	—	—	—	36,347	36,347
Balance as of December 31, 2022	69,797	—	1,649,692	—	(15,545)	(923,823)	710,324
Issuance of common stock upon exercises of employee stock options	847	—	20,261	—	—	—	20,261
Issuance of common stock upon vesting of RSUs, net	3,243	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	604	—	19,206	—	—	—	19,206
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	183,178	—	—	—	183,178
Taxes withheld related to net share settlement of equity awards	—	—	(85,670)	—	—	—	(85,670)
Repurchases of common stock	—	—	—	(200,281)	—	—	(200,281)
Retirement of common stock	(5,627)	—	—	199,999	—	(199,999)	—
Other comprehensive income	—	—	—	—	3,343	—	3,343
Net income	—	—	—	—	—	99,173	99,173
Balance as of December 31, 2023	68,864	—	1,786,667	(282)	(12,202)	(1,024,649)	749,534
Issuance of common stock upon exercises of employee stock options	37	—	1,244	—	—	—	1,244
Issuance of common stock upon vesting of RSUs, net	2,863	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	614	—	19,546	—	—	—	19,546
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	169,970	—	—	—	169,970
Taxes withheld related to net share settlement of equity awards	—	—	(73,829)	—	—	—	(73,829)
Repurchases of common stock	—	—	—	(252,117)	—	—	(252,117)
Retirement of common stock	(6,586)	—	—	248,490	—	(248,490)	—
Other comprehensive loss	—	—	—	—	(3,229)	—	(3,229)
Net income	—	—	—	—	—	132,850	132,850
Balance as of December 31, 2024	65,792	$—	$1,903,598	$(3,909)	$(15,431)	$(1,140,289)	$743,969

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$132,850	$99,173	$36,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,407	42,184	44,852
Provision for doubtful accounts	45,614	40,702	25,006
Stock-based compensation	158,193	173,451	156,090
Amortization of right-of-use assets	15,094	28,084	32,810
Deferred income taxes	(24,920)	(22,150)	(56,621)
Amortization of deferred contract cost	24,854	24,035	18,827
Asset impairment	5,914	23,563	10,464
Other adjustments, net	(2,412)	(410)	1,036
Changes in operating assets and liabilities:
Accounts receivable	(51,033)	(54,947)	(49,555)
Prepaid expenses and other assets	(24,314)	(5,123)	(36,032)
Operating lease liabilities	(39,230)	(39,734)	(40,057)
Accounts payable, accrued liabilities and other liabilities	4,798	(2,548)	49,142
Net cash provided by operating activities	285,815	306,280	192,309
Investing Activities
Purchases of marketable securities — available-for-sale	(94,304)	(148,448)	(127,080)
Sales and maturities of marketable securities — available-for-sale	123,094	117,916	32,821
Purchases of other investments	(2,500)	—	—
Maturities of other investments	—	2,500	—
Acquisition, net of cash received	(66,199)	—	—
Purchases of property, equipment and software	(37,347)	(26,847)	(31,979)
Other investing activities	(10)	195	94
Net cash used in investing activities	(77,266)	(54,684)	(126,144)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	20,790	39,510	23,497
Taxes paid related to the net share settlement of equity awards	(73,411)	(85,180)	(61,023)
Repurchases of common stock, including excise tax	(251,181)	(199,999)	(200,006)
Payment of issuance costs for credit facility	—	(1,109)	—
Net cash used in financing activities	(303,802)	(246,778)	(237,532)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,067)	2,046	(2,136)
Change in cash, cash equivalents and restricted cash	(96,320)	6,864	(173,503)
Cash, cash equivalents and restricted cash — Beginning of period	314,002	307,138	480,641
Cash, cash equivalents and restricted cash — End of period	$217,682	$314,002	$307,138
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$58,194	$30,625	$50,416
Supplemental Disclosures of Noncash Investing and Financing Activities
Acquisition holdback consideration not yet paid	$13,500	$—	$—
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$1,637	$914	$956
Repurchases of common stock recorded in accounts payable and accrued liabilities	$1,249	$1,887	$2,427
Excise tax accrued on net stock repurchases	$1,218	$282	$—

See Notes to Consolidated Financial Statements.

YELP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Items that require estimates, judgments or assumptions include, but are not limited to, determining variable consideration and identifying the nature and timing of satisfaction of performance obligations, allowance for doubtful accounts and credit losses, valuation of intangible assets acquired in a business combination, fair value and estimated useful lives of long- and indefinite-lived assets, litigation loss contingencies, liabilities related to incurred but not reported insurance claims, fair value and achievement of targets for performance-based restricted stock units (“PRSUs”), and income taxes. These estimates, judgments and assumptions are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from management’s estimates due to macroeconomic uncertainty and other factors.
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
Cash and Cash Equivalents—The Company considers all highly liquid investments, such as treasury bills, commercial paper, certificates of deposit, and money market instruments with maturities of three months or less at the time of acquisition to be cash equivalents. Cash and cash equivalents primarily consist of cash on deposit with banks and amounts held in interest-bearing money market funds that are readily convertible to cash. The fair value of cash and cash equivalents approximates their carrying value.

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
The Company determines any realized gains or losses on the sale of marketable securities on a specific identification method and records such gains and losses as a component of other income (expense), net. Amortization of premiums and accretion of discounts are included in interest income. If the Company has the intent to sell an available-for-sale security in an unrealized loss position or it is more likely than not that it will be required to sell the security prior to recovery of its amortized cost basis, any previously recorded allowance is reversed and the entire difference between the amortized cost basis of the security and its fair value is recognized on the consolidated statements of operations.
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
Deferred Contract Costs—The Company has determined that certain sales incentive compensation costs are incremental costs to obtain the related contract. These costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. The Company uses a straight-line basis as it expects the benefit of these costs to be realized uniformly over the amortization period. The amortization periods for contract costs, which extend up to 32 months, were determined based on both qualitative and quantitative factors, including product life cycle attributes and customer retention historical data. For contract costs with amortization periods of less than 12 months, the Company applies a practical expedient to expense such costs as incurred. The Company assesses deferred contract costs for impairment on a quarterly basis. No impairment charges were recorded in the periods presented. Amortized contract costs are recorded within sales and marketing expense on the consolidated statements of operations. Deferred contract costs are included within other non-current assets on the Company’s consolidated balance sheets (see Note 11, “Other Non-Current Assets”).
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
Leases—The Company leases its office facilities under operating lease agreements that expire from 2025 to 2031, some of which include options to renew at the Company’s sole discretion. If exercised, such options would extend the lease terms by five years. Additionally, one of the Company’s lease agreements contains the option to terminate the lease, which requires 12 months prior written notice to the landlord. The Company does not have any finance lease agreements.
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
The Company does not recognize its renewal or termination options as part of its ROU assets and lease liabilities until it is reasonably certain that it will exercise such options.
The Company does not combine lease and non-lease components; its lease agreements provide specific allocations of the Company’s obligations between lease and non-lease components. As a result, the Company is not required to exercise any judgment in determining such allocations.
The Company has subleased certain office facilities under operating lease agreements that expire in 2025 and 2031. The sublease agreements do not contain any options to renew. The Company recognizes a majority of the sublease rental income as a reduction in rent expense on a straight-line basis over the lease period, with any sublease income in excess of the original lease cost recorded to other income, net.

Business Combinations—The Company accounts for acquisitions of entities that consist of inputs and processes that have the ability to contribute to the creation of outputs as business combinations. The Company allocates the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition and integration costs are expensed as incurred. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the acquisition date, subsequent adjustments are recorded to the Company’s consolidated statements of operations.
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
Revenue Recognition—The Company generates revenue from the sale of advertising products and other revenue sources, which correspond to the Company’s major product lines. The Company recognizes revenue by applying the following steps: the contract with the customer is identified; the performance obligations in the contract are identified; the transaction price is determined; the transaction price is allocated to the performance obligations in the contract; and revenue is recognized when (or as) the Company satisfies these performance obligations in an amount that reflects the consideration it expects to be entitled to in exchange for those services. The Company applies the portfolio practical expedient to account for the vast majority of contracts with customers in each category of revenue. The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice.
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
The Company also generates advertising revenue through indirect sales of advertising products, such as through reseller contracts that allow partners to sell Yelp Branded Profiles to their clients, its RepairPal network of partners that promotes certified auto repair shops to consumers and the monetization of remnant advertising inventory through third-party ad networks, and recognizes revenue in the period of delivery, net of customer discounts.
Other Revenue. The Company generates other revenue through non-advertising contracts, including subscription services contracts, such as sales of monthly subscriptions of Yelp Guest Manager, licensing contracts for access to Yelp data, as well as transactions revenue, primarily from revenue-sharing partner contracts. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to the customer. The Company’s transactions platform provides consumers with the ability to place food orders for pickup and delivery through third parties, primarily Grubhub, and complete other transactions directly on Yelp. The Company earns a per-transaction commission fee in accordance with partnership contracts for acting as an agent for these transactions, which it recognizes on a net basis and includes in revenue upon completion of a transaction.
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
Research and Development—The Company incurs research and development expenses for costs it incurs in research aimed at developing, and in translating the results of such research into, new products and services or significant improvements to existing products or services intended for internal use. Such costs are considered research and development and are expensed as incurred. These expenses primarily consist of employee-related costs (including stock-based compensation) for the Company’s engineers and other employees engaged in the research and development of its products and services, as well as allocated indirect overhead costs. Research and development costs were $310.5 million, $320.6 million and $294.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are recorded to costs and expenses on the consolidated statements of operations for those periods, primarily within product development costs.

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
For the awards subject to the achievement of performance goals, compensation costs are recorded when the Company concludes that it is probable that the performance conditions will be achieved. The Company performs an analysis in each reporting period to determine the probability that the performance goals will be met, and recognizes a cumulative catch-up adjustment to compensation cost for changes in its probability assessment in subsequent reporting periods, if required, until the performance period has expired. The fair value of the PRSUs is measured using the closing price of the Company’s common stock on the New York Stock Exchange on the grant date. The Company recognizes compensation cost related to PRSUs subject to the achievement of performance goals on a graded basis over the requisite service period. No compensation cost is recorded if the service condition is not met.
Advertising Expenses—Advertising costs are expensed in the period in which the advertising takes place. Costs of producing advertising are expensed in the period in which production takes place. Total advertising expenses incurred were $87.8 million, $65.7 million and $71.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

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
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the Internal Revenue Service (“IRS”). Employer contributions under this plan were $14.9 million, $9.7 million and $8.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Insurance—The Company is self-insured for certain employee benefits including medical, dental and vision; however, the Company obtains third-party excess insurance coverage to limit its exposure to certain claims. Liabilities associated with these benefits include estimates of both claims filed and losses incurred but not yet reported. The Company utilizes valuations provided by reputable, independent third-party actuaries. The Company’s self-insured liabilities are included on the consolidated balance sheets within accounts payable and accrued liabilities.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 retrospectively in the year ended December 31, 2024. See Note 19, “Information about Segment, Revenue and Geographic Areas,” for further details.
Recent Accounting Pronouncements Not Yet Effective

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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency regarding the expense captions presented on the consolidated statements of operations. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on its related disclosures.
3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Cash	$87,056	$105,959
Cash equivalents	130,269	207,952
Total cash and cash equivalents	217,325	313,911
Restricted cash	357	91
Total cash, cash equivalents and restricted cash	$217,682	$314,002
Restricted cash is included in other non-current assets on the Company’s consolidated balance sheets.

4. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Certificates of deposit	$1,282	$—	$—	$1,282
Commercial paper	8,867	—	—	8,867
Corporate bonds	38,505	42	(64)	38,483
Agency bonds	1,237	1	—	1,238
U.S. government securities	50,554	177	(20)	50,711
Total short-term marketable securities	$100,445	$220	$(84)	$100,581

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. government securities	$1,612	$—	$—	$1,612
Total cash equivalents	1,612	—	—	1,612
Short-term marketable securities:
Certificates of deposit	1,537	—	—	1,537
Commercial paper	1,058	—	—	1,058
Corporate bonds	19,833	16	(92)	19,757
Agency bonds	17,660	4	(17)	17,647
U.S. government securities	87,414	241	(169)	87,486
Total short-term marketable securities	127,502	261	(278)	127,485
Total	$129,114	$261	$(278)	$129,097
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2024 and 2023, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	December 31, 2024
	Less Than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$18,285	$(64)	$—	$—	$18,285	$(64)
U.S. government securities	2,038	(20)	—	—	2,038	(20)
Total	$20,323	$(84)	$—	$—	$20,323	$(84)

	December 31, 2023
	Less Than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$2,130	$(9)	$12,104	$(83)	$14,234	$(92)
Agency bonds	14,409	(17)	—	—	14,409	(17)
U.S. government securities	27,763	(135)	6,231	(34)	33,994	(169)
Total	$44,302	$(161)	$18,335	$(117)	$62,637	$(278)

For the years ended December 31, 2024, 2023 and 2022, the Company did not recognize any credit loss related to available-for-sale marketable securities.
The contractual maturities for marketable securities classified as available-for-sale as of December 31, 2024 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$62,392	$62,532
Due in one to five years	38,053	38,049
Total	$100,445	$100,581
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$102,793	$—	$—	$102,793	$180,270	$—	$—	$180,270
U.S. government securities	—	—	—	—	—	1,612	—	1,612
Marketable securities:
Certificates of deposit	—	1,282	—	1,282	—	1,537	—	1,537
Commercial paper	—	8,867	—	8,867	—	1,058	—	1,058
Corporate bonds	—	38,483	—	38,483	—	19,757	—	19,757
Agency bonds	—	1,238	—	1,238	—	17,647	—	17,647
U.S. government securities	—	50,711	—	50,711	—	87,486	—	87,486
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	7,500	—	7,500
Total cash equivalents, marketable securities and other investments	$102,793	$110,581	$—	$213,374	$180,270	$136,597	$—	$316,867

The certificates of deposit that are categorized as other investments with original maturities of one year or less are reflected in prepaid expenses and other current assets on the consolidated balance sheets. Those with original maturities of more than one year are reflected in other non-current assets.
Certain long- and indefinite-lived assets are recognized at fair value on a nonrecurring basis, including assets that are written down as a result of an impairment. The Company recognized impairment charges related to ROU assets and leasehold improvements associated with certain office space that it subleased or abandoned during the years ended December 31, 2024, 2023 and 2022. See Note 10, “Leases,” for further details. The Company estimated the fair value of these assets as of the impairment dates using an income approach based on discounted cash flows expected to be received for the subleased or abandoned properties. This valuation technique relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to their present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$18,615	$14,922
Certificates of deposit	10,000	5,000
Other current assets	15,033	16,751
Total prepaid expenses and other current assets	$43,648	$36,673
As of December 31, 2024, other current assets primarily consisted of income taxes receivable, deferred costs related to subleases as well as unsettled share repurchases and short-term deposits.
7. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The Company capitalized $43.7 million, $30.0 million and $28.4 million in website and internal-use software costs during the years ended December 31, 2024, 2023 and 2022, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to capitalized website and internal-use software was $28.6 million, $28.7 million and $29.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company wrote off $2.6 million, $1.3 million and $1.0 million of capitalized website and internal-use software costs in the years ended December 31, 2024, 2023 and 2022, respectively, which are included in product development expenses on its consolidated statements of operations.
Property, equipment and software, net as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Capitalized website and internal-use software development costs	$299,177	$258,059
Leasehold improvements(1)	55,875	57,403
Computer equipment	27,272	50,014
Furniture and fixtures	8,911	10,336
Telecommunication	262	4,175
Software	1,104	1,113
Total	392,601	381,100
Less accumulated depreciation and amortization(1)	(316,932)	(312,416)
Property, equipment and software, net	$75,669	$68,684
(1) Leasehold improvements, net was reduced to reflect an impairment of $1.3 million recorded during the year ended December 31, 2024 as a result of the Company’s subleases of certain office space. See Note 10, “Leases,” for further details.

Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2024, 2023 and 2022 was $37.6 million, $40.8 million and $43.2 million, respectively.
8. ACQUISITION
On November 26, 2024, the Company acquired auto services platform RepairPal, Inc. (“RepairPal”). The key purpose underlying the Company’s acquisition of RepairPal was to accelerate its efforts in Services categories by expanding its offerings in the auto services advertising vertical.
In connection with the acquisition, all outstanding capital stock, options and warrants to purchase capital stock of RepairPal were converted into the right to receive an aggregate of $80.0 million in cash, subject to customary post-closing adjustments based on net working capital, indebtedness and third-party expenses. The preliminary total purchase consideration was $81.2 million and reflected a $1.2 million adjustment from the contractual purchase price. Of the total amount of consideration, the following amounts are being held back to secure the Company’s right of indemnity under the Agreement and Plan of Merger: (1) $8.0 million is being held back for a 15-month period after closing; (2) $2.0 million is being held back for a 24-month period after closing; and (3) $3.5 million is being held back until 30 days following the final, non-appealable resolution of certain legal matters. The Company recorded the $13.5 million of holdbacks in other long-term liabilities on the consolidated balance sheets.
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” with the results of RepairPal’s operations included in the Company’s consolidated financial statements from November 26, 2024. The Company’s allocation of the purchase price is preliminary as the fair value of net assets acquired and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded in the period in which the adjustment is identified.
The preliminary purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

November 26, 2024
Fair value of purchase consideration:
Cash:
Distributed to RepairPal stockholders	$63,935
Paid on behalf of RepairPal stockholders	3,812
Holdbacks	13,500
Total purchase consideration	$81,247

Fair value of net assets acquired:
Cash and cash equivalents	$1,548
Accounts receivable	3,759
Intangibles	53,600
Goodwill	29,769
Other assets	570
Total assets acquired	89,246
Accounts payable and accrued liabilities	(3,300)
Deferred tax liability	(4,648)
Other liabilities	(51)
Total liabilities assumed	(7,999)
Net assets acquired	$81,247

The amounts assigned to each class of intangible assets acquired and their estimated useful lives are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Business relationships	$36,000	8.8 years
Developed technology	14,600	4.5 years
Trademarks	3,000	11.0 years
Weighted average		7.7 years
The Company estimated the fair value of intangible assets acquired using an income approach. Significant assumptions used include forecasted revenue and expenses, customer attrition rate, royalty rates and discount rates. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement within the fair value hierarchy. The intangible assets are amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from expected synergies between the Company and RepairPal. None of the goodwill is deductible for tax purposes.
For the year ended December 31, 2024, the Company recorded acquisition and integration costs of approximately $1.3 million, which were included in general and administrative expenses in the accompanying consolidated statement of operations.
The Company has not presented the supplemental pro forma information for revenue and earnings related to the acquisition, as the acquisition is not material to the Company’s consolidated financial statements during the periods presented.
9. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis on August 31, 2024 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of December 31, 2024 that would more likely than not reduce the fair value of goodwill below its carrying value.
The changes in the carrying amounts of goodwill during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$103,886	$102,328
Goodwill acquired	29,769	—
Effect of currency translation	(2,675)	1,558
Balance, end of period	$130,980	$103,886

Intangible assets that were not fully amortized as of December 31, 2024 and 2023 consisted of the following (dollars in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$45,918	$(7,759)	$38,159	8.3 years
Developed technology	22,309	(8,250)	14,059	4.3 years
Licensing agreements	6,141	(2,808)	3,333	5.2 years
Domain and data licenses	3,194	(2,912)	282	4.4 years
Trademarks	3,877	(923)	2,954	10.8 years
Total	$81,439	$(22,652)	$58,787

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$9,918	$(6,258)	$3,660	5.2 years
Developed technology	7,709	(7,709)	—	0.0 years
Licensing agreements	6,129	(2,151)	3,978	6.2 years
Domain and data licenses	2,869	(2,869)	—	0.0 years
Trademarks	877	(877)	—	0.0 years
Total	$27,502	$(19,864)	$7,638
Amortization expense related to intangible assets for the years ended December 31, 2024, 2023 and 2022 was $2.8 million, $1.4 million and $1.7 million, respectively.

As of December 31, 2024, estimated future amortization expense was as follows (in thousands):

2025	$9,857
2026	9,833
2027	9,833
2028	9,437
2029	4,668
Thereafter	15,159
Total amortization	$58,787

10. LEASES
The components of lease cost, net for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$18,617	$33,694	$40,819
Short-term lease cost (12 months or less)	392	396	1,065
Sublease income	(13,873)	(13,551)	(12,152)
Total lease cost, net	$5,136	$20,539	$29,732
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,725	$45,410	$49,900
As of December 31, 2024, maturities of lease liabilities were as follows (in thousands):

2025	$22,189
2026	7,254
2027	7,140
2028	5,836
2029	2,661
Thereafter	1,533
Total minimum lease payments	46,613
Less imputed interest	(3,464)
Present value of lease liabilities	$43,149
As of December 31, 2024 and 2023, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (years) — operating leases	3.3	3.7
Weighted-average discount rate — operating leases	5.1%	5.1%
During the year ended December 31, 2024, the Company determined that it was reasonably certain it would exercise the early termination option included in the lease for certain office space in San Francisco. As a result, the Company remeasured the associated lease liability and ROU asset in accordance with Accounting Standards Codification Topic 842 and reduced each by $4.6 million during the year.
Additionally, during the year ended December 31, 2024, the Company subleased certain office space in San Francisco and Toronto. The Company abandoned certain office space in San Francisco and New York during the year ended December 31, 2023 and entered into a sublease agreement for a portion of its office space in New York during the year ended December 31, 2022. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the subleases and abandonments in accordance with Accounting Standards Codification Topic 360, “Property, Plant, and

Equipment,” because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the future undiscounted cash flows to the carrying amounts of the respective ROU assets and leasehold improvements and determined that an impairment existed.
The Company compared the carrying values of the impacted assets to the fair values to determine the impairment amounts related to the subleases and abandonments. The Company recognized impairment charges of $5.9 million, $23.6 million and $10.5 million during the years ended December 31, 2024, 2023 and 2022, respectively, which are included in general and administrative expenses on its consolidated statements of operations. The impairment charges during the year ended December 31, 2024 reduced the carrying amounts of the ROU assets and leasehold improvements by $4.6 million and $1.3 million, respectively. The impairment charge during the year ended December 31, 2023 reduced the carrying amount of the ROU asset and leasehold improvements by $21.3 million and $2.3 million, respectively. The impairment charge during the year ended December 31, 2022 reduced the carrying amount of the ROU assets and leasehold improvements by $9.0 million and $1.5 million, respectively. For more information on the fair values of the ROU assets and leasehold improvements used in the impairment analysis, see Note 5, “Fair Value Measurements.”
11. OTHER NON-CURRENT ASSETS
Other non-current assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets	$139,588	$119,449
Deferred contract costs	24,156	28,203
Other non-current assets	13,396	14,074
Total other non-current assets	$177,140	$161,726
12. CONTRACT BALANCES
The changes in the allowance for doubtful accounts during the years ended December 31, 2024, 2023 and 2022, were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$13,768	$9,277	$7,153
Add: provision for doubtful accounts	45,614	40,702	25,006
Less: write-offs, net of recoveries	(44,081)	(36,211)	(22,882)
Balance, end of period	$15,301	$13,768	$9,277
In calculating the allowance for doubtful accounts as of December 31, 2024, 2023 and 2022, the Company considered expectations of probable credit losses, including those associated with the COVID-19 pandemic for 2022, based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The increases in the provision for doubtful accounts and write-offs, net of recoveries in the years ended December 31, 2024 and 2023 as compared to the prior-year periods were a result of the ordinary course of business, reflecting the increases in net revenue as well as higher aggregate customer delinquencies.
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The changes in short-term deferred revenue during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$3,821	$5,200
Less: recognition of deferred revenue from beginning balance	(3,527)	(4,936)
Add: net increase in current period contract liabilities	2,679	3,557
Balance, end of period	$2,973	$3,821
The majority of the Company’s deferred revenue balance as of December 31, 2024 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending March 31, 2025. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of December 31, 2024. No other contract assets or liabilities were recorded on the Company’s consolidated balance sheets as of December 31, 2024 and 2023.
13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$11,904	$11,868
Employee-related liabilities	85,396	79,081
Taxes payable	9,528	1,920
Accrued cost of revenue	8,559	8,133
Accrued legal settlements	98	15,085
Other accrued liabilities	15,837	16,722
Total accounts payable and accrued liabilities	$131,322	$132,809
As of December 31, 2024, other accrued liabilities primarily consisted of accrued operating expenses, reserve for chargebacks and unsettled share repurchases.
14. COMMITMENTS AND CONTINGENCIES
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
Revolving Credit Facility
On April 28, 2023, the Company entered into a Revolving Credit and Guaranty Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative and collateral agent, which provides for a five-year $125.0 million senior secured revolving credit facility (the “credit facility”). The credit facility includes a letter of credit sub-limit of $25.0 million, a bilateral letter of credit facility of $25.0 million and an accordion option, which, if exercised, would allow the Company to increase the aggregate commitments by up to $250.0 million, plus additional amounts if the Company is able to satisfy a leverage test, subject to certain conditions. The commitments under the credit facility expire on April 28, 2028.
Loans under the credit facility bear interest, at the Company’s election, at either (a) an adjusted term Secured Overnight Financing Rate plus 0.10% plus a margin of 1.25% - 1.50%, depending on the Company’s total leverage ratio, or (b) an alternative base rate plus a margin of 0.25% - 0.50%, depending on the Company’s total leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at 0.20% - 0.25% per annum, depending on the Company’s total leverage ratio, as well as a letter of credit fee on any outstanding letters of credit that accrues at 1.25% - 1.50% per annum, depending on the Company’s total leverage ratio.
The credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions, pay dividends, repurchase shares, make investments and engage in transactions with the Company’s affiliates, in each case subject to certain exceptions. The credit facility also requires the Company to maintain a total leverage ratio of no greater than 3.75 to 1.00, subject to an increase up to 4.25 to 1.00 for a certain period following significant acquisitions, and an interest coverage ratio of no less than 3.00 to 1.00. The obligations under the credit facility are secured by liens on substantially all of the Company’s domestic assets, including certain domestic intellectual property assets and the equity of its domestic subsidiaries, as well as a portion of the equity interests the Company holds directly in its foreign subsidiaries.

As of December 31, 2024, the Company had $14.0 million of letters of credit outstanding under the credit facility sub-limit. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the credit facility and the Company was in compliance with all conditions and covenants thereunder as of December 31, 2024.
15. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Common stock, $0.000001 par value	200,000	65,792	200,000	68,864
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of December 31, 2024, the Company’s Board of Directors had authorized the Company to repurchase up to an aggregate of $1.95 billion of its outstanding common stock, $330.8 million of which remained available as of December 31, 2024. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the year ended December 31, 2024, the Company repurchased on the open market 6,686,518 shares for an aggregate purchase price of $250.9 million and retired 6,585,658 shares. As of December 31, 2024, the Company had a treasury stock balance of 100,860 shares, which were excluded from its outstanding share count as of such date and subsequently retired in January 2025.
During the year ended December 31, 2023, the Company repurchased on the open market and subsequently retired 5,626,851 shares for an aggregate purchase price of $200.0 million. Although there were no shares of treasury stock as of December 31, 2023, the treasury stock balance included an immaterial amount of excise tax imposed by the Inflation Reduction Act of 2022 on stock repurchases, net of shares issued, during the year.
Common Stock Reserved for Future Issuance
As of December 31, 2024, the Company had reserved shares of common stock for future issuances in connection with the following (in thousands):

Number of Shares
Stock options outstanding	2,464
RSUs and PRSUs outstanding	6,715
Available for future equity award grants	11,946
Available for future ESPP offerings	1,468
Total reserved for future issuance	22,593
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

On February 6, 2023, the Company adopted the Yelp Inc. 2023 Inducement Award Plan (the “Inducement Plan”), pursuant to which it reserved 1,400,000 shares of its common stock for issuance to individuals who were not previously employees of the Company, or who are returning to employment following a bona fide period of non-employment with the Company, as an inducement material to such persons entering into employment with the Company, in accordance with New York Stock Exchange Listed Company Manual Rule 303A.08. Under the Inducement Plan, the Company has the ability to issue non-statutory stock options, stock appreciation rights, RSUs, restricted stock awards, PRSUs and performance shares. The Inducement Plan also provides for the grant of performance cash awards to individuals eligible to receive awards under the Inducement Plan.
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
There were no options granted during the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, the weighted-average assumptions used for the Black-Scholes-Merton option valuation model were as follows:

Dividend yield	—
Annual risk-free rate	3.0%
Expected volatility	50.4%
Expected term (years)	6.0
A summary of stock option activity for the year ended December 31, 2024 is as follows:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	2,543	$34.94	3.6	$33,100
Exercised	(37)	33.44
Canceled	(42)	65.40
Outstanding at December 31, 2024	2,464	$34.44	2.6	$14,407
Options vested and exercisable at December 31, 2024	2,453	$34.43	2.6	$14,379
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.3 million, $6.5 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The weighted-average grant date fair value of options granted was $16.07 per share for the year ended December 31, 2022.
As of December 31, 2024, total unrecognized compensation costs related to nonvested stock options were approximately $0.2 million, which the Company expects to recognize over a weighted-average time period of 0.8 years.
RSUs
RSUs generally vest over a four-year period, on one of two schedules: (a) 25% vesting at the end of one year and the remaining vesting quarterly or annually thereafter or (b) ratably on a quarterly basis.
RSUs include PRSUs that are subject to either (a) a market condition or (b) the achievement of performance goals. PRSUs may also be subject to a time-based vesting schedule of quarterly over four years (the “Time-Based Vesting Schedule”). For PRSUs subject to a market condition, the Company recognizes expense from the date of grant. For PRSUs subject to the achievement of performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved.
The Company granted PRSUs subject to market conditions in 2022, 2023 and 2024. The shares underlying each of these PRSU awards vest based on the relative performance of the Company’s total stockholder return (“TSR”) over a three-year period. A percentage of the target number of shares underlying each award, ranging from zero to 200%, will vest based on the percentile rank of the Company’s TSR relative to that of the other companies in the Russell 2000 Index over a three-year period beginning January 1 of the year of grant (the “Performance Period”). The Company’s TSR, as well as the TSR of the other companies in the Russell 2000 Index, will be calculated based on the average closing price of each company’s stock over the last 20 trading days of the Performance Period compared to the average closing price over the first 20 trading days of the Performance Period. Any shares that become eligible to vest based on the Company’s level of achievement of the market goal will fully vest on or following certification of the Company’s performance on February 20, 2025, 2026 and 2027, respectively, or, if certification occurs following such date, March 15, 2025, 2026 and 2027, respectively, for the 2022, 2023 and 2024 grants, subject to the applicable employee’s continued service as of such vesting dates.
For PRSUs subject to the achievement of performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company’s level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to the achievement of performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the year following the year in which the PRSUs are granted. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee’s continued service as of each such vesting date. The Company performed an analysis as of December 31, 2024 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the year ended December 31, 2024 for the PRSUs granted in 2024 that it expected to vest.
As the PRSU activity during the year ended December 31, 2024 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the year ended December 31, 2024 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	9,961	$32.61
Granted	2,290	43.79
Vested(1)	(4,902)	32.87
Canceled	(634)	34.03
Nonvested at December 31, 2024(2)	6,715	$36.10
(1)    Includes 2,039,720 shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes 822,408 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $177.3 million, $207.4 million and $155.0 million, respectively. As of December 31, 2024, the Company had approximately $207.5 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 1.8 years.
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

During the years ended December 31, 2024, 2023 and 2022, there were 614,339, 604,111 and 627,485 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $31.82, $31.79 and $25.55, respectively. The Company recognized stock-based compensation expense related to the ESPP of $3.3 million during each of the years ended December 31, 2024 and 2023, and $2.8 million during the year ended December 31, 2022.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards on the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$5,209	$5,274	$4,761
Sales and marketing	33,436	35,187	33,621
Product development	85,510	97,515	86,871
General and administrative	34,038	35,475	30,837
Total stock-based compensation recorded to income before incomes taxes	158,193	173,451	156,090
Benefit from income taxes	(29,409)	(34,474)	(33,792)
Total stock-based compensation recorded to net income	$128,784	$138,977	$122,298
During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $11.7 million, $9.7 million and $8.9 million, respectively, of stock-based compensation expense as website and internal-use software development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts.
16. OTHER INCOME, NET
Other income, net for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income, net	$20,921	$19,571	$5,762
Transaction (loss) gain on foreign exchange, net	(550)	49	(130)
Release of nonrecurring tax reserve(1)	3,102	—	—
Other non-operating income, net	8,442	6,419	2,793
Other income, net	$31,915	$26,039	$8,425
(1)    Represents the release of a reserve related to a one-time payroll tax credit.
17. INCOME TAXES
The following table presents domestic and foreign components of income before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$203,177	$131,459	$89,215
Foreign	(20,217)	(26,377)	(22,437)
Total income before income taxes	$182,960	$105,082	$66,778

The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$61,873	$20,466	$74,464
State	8,020	3,934	11,070
Foreign	5,137	3,659	1,518
Total current tax	75,030	28,059	87,052
Deferred:
Federal	(24,747)	(19,934)	(51,217)
State	680	(2,085)	(5,281)
Foreign	(853)	(131)	(123)
Total deferred tax	(24,920)	(22,150)	(56,621)
Total provision for income taxes	$50,110	$5,909	$30,431

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Income tax at federal statutory rate	21.00%	21.00%	21.00%
State tax, net of federal tax effect	4.01	(0.02)	5.16
Foreign income tax rate differential	(0.68)	(1.35)	(1.27)
Stock-based compensation	2.79	3.26	8.55
Provision to return true-ups	0.33	(12.03)	0.46
Income tax credits	(5.78)	(11.14)	(12.73)
Change in valuation allowance	(0.10)	0.60	2.24
Change in uncertain tax positions	1.61	0.26	(0.36)
Global intangible low-taxed income (“GILTI”)	—	—	16.09
Employee fringe benefits	0.54	0.73	0.43
Other non-deductible expenses	2.70	4.19	5.19
Deferred adjustments	1.27	0.57	1.46
Other	(0.30)	(0.45)	(0.65)
Effective tax rate	27.39%	5.62%	45.57%

Deferred Tax Balances
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Reserves and others	$8,612	$11,026
Stock-based compensation	15,050	17,564
Net operating loss carryforward	6,228	1,365
Tax credit carryforward	29,810	35,087
Capitalized research and development	140,813	100,168
Operating lease liabilities	9,140	20,402
Gross deferred tax assets	209,653	185,612
Valuation allowance	(34,743)	(34,927)
Total deferred tax assets	174,910	150,685
Deferred tax liabilities:
Depreciation and amortization	(24,329)	(12,979)
Deferred contract costs	(6,250)	(7,372)
Operating lease right-of-use assets	(4,747)	(10,943)
Total deferred tax liabilities	(35,326)	(31,294)
Net deferred tax assets	$139,584	$119,391
As of December 31, 2024, the Company had federal and state net operating loss carryforwards of approximately $17.1 million and $44.2 million, respectively, expiring beginning in 2028 and 2025, respectively. The Company had federal research credit carryforwards of approximately $2.4 million (gross) that begin to expire in 2027, if unused, and California research credit carryforwards of approximately $70.3 million (gross) that do not expire.
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
As of December 31, 2024, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $39.9 million. The Company continues to assert that all its foreign earnings are to be permanently reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.
Deferred Tax Valuation Allowance
As more fully described in “Income Taxes” in Note 2, “Summary of Significant Accounting Policies,” the Company maintains valuation allowances against deferred tax balances where appropriate and considers all positive and negative evidence that the Company would have future taxable income sufficient to realize the benefit of its deferred tax assets.

Valuation allowances of $34.7 million and $34.9 million primarily related to California state tax credits were recorded against the Company’s net deferred tax asset balances as of December 31, 2024 and 2023, respectively. Since the Company mainly conducts research and development activities in California but earns a substantial portion of its U.S. income in other states, the Company could not assert, at the required more-likely-than-not level of certainty, that it would generate future taxable California income sufficient to realize the benefit of these deferred tax assets. Accordingly, the Company maintained a valuation allowance against specific state credits.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$64,459	$59,764	$52,605
Increase (decrease) based on tax positions related to the prior year	91	(2,146)	61
Increase based on tax positions related to the current year	11,641	6,841	7,455
Decrease from tax authorities’ settlements	(508)	—	—
Lapse of statute of limitations	—	—	(357)
Balance at the end of the year	$75,683	$64,459	$59,764
As of December 31, 2024, the Company had $44.6 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended December 31, 2024, the Company recorded interest and penalties of $3.9 million. During each of the years ended December 31, 2023 and 2022, the Company recorded an immaterial amount of interest and penalties.
In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2012 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2018 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes, and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of December 31, 2024, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.
18. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
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

The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Basic net income per share:
Net income attributable to common stockholders	$132,850	$99,173	$36,347
Shares used in computation:
Weighted-average common shares outstanding	67,415	69,221	70,867
Basic net income per share attributable to common stockholders:	$1.97	$1.43	$0.51

	Year Ended December 31,
	2024	2023	2022
Diluted net income per share:
Net income attributable to common stockholders	$132,850	$99,173	$36,347
Shares used in computation:
Weighted-average common shares outstanding	67,415	69,221	70,867
Stock options	334	331	474
RSUs	2,861	4,042	2,058
ESPP	1	2	3
Number of shares used in diluted calculation	70,611	73,596	73,402
Diluted net income per share attributable to common stockholders:	$1.88	$1.35	$0.50
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stock options	674	791	2,030
RSUs	1,559	424	853
19. INFORMATION ABOUT SEGMENT, REVENUE AND GEOGRAPHIC AREAS
The Company considers operating segments to be components of the Company for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that it has a single operating and reporting segment managed on a consolidated basis. The single segment generates substantially all of its revenue from the sale of performance-based advertising products through its advertising platform. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer assesses performance for the single segment and decides how to allocate resources based on net income, which is reported on the consolidated statements of operations as net income attributable to common stockholders. Net income is used to monitor budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table presents a reconciliation of segment net income to net income attributable to common stockholders for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net revenue	$1,412,064	$1,337,062	$1,193,506
Less:
Employee expense (exclusive of stock-based compensation)(1)	689,161	672,833	600,975
Cost of revenue (exclusive of depreciation and amortization and stock-based compensation)	118,475	108,955	100,944
Stock-based compensation	158,193	173,451	156,090
Other segment items(2)	222,868	234,557	223,867
Depreciation and amortization	40,407	42,184	44,852
Provision for income taxes	50,110	5,909	30,431
Segment net income	132,850	99,173	36,347

Reconciliation of segment net income to net income attributable to common stockholders
Adjustments and reconciling items	—	—	—
Net income attributable to common stockholders	$132,850	$99,173	$36,347
(1)    Includes expense related to employees working in the sales and marketing, product development and general and administrative departments and excludes expense related to employees working in the infrastructure department whose costs are included in the cost of revenue (exclusive of depreciation and amortization and stock-based compensation) line.
(2)    Includes marketing, facilities, travel and entertainment, consulting and professional services, hardware and software, bad debt, litigation settlement, asset impairment, other operating expenses and other income (expense).
Net Revenue
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

The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net revenue by product:
Advertising revenue by category:
Services	$879,092	$793,112	$693,810
Restaurants, Retail & Other	469,928	483,406	440,593
Advertising	1,349,020	1,276,518	1,134,403
Other(1)	63,044	60,544	59,103
Total net revenue	$1,412,064	$1,337,062	$1,193,506
(1)    For the year ended December 31, 2024, other revenue includes revenue generated from transactions with consumers, which the Company reported separately as transactions revenue in prior periods. Prior-period amounts in the table above have been reclassified to conform to the current-period presentation.
During the years ended December 31, 2024, 2023 and 2022, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$1,401,531	$1,327,263	$1,185,202
All other countries	10,533	9,799	8,304
Total net revenue	$1,412,064	$1,337,062	$1,193,506
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
United States	$71,641	$62,464
All other countries	4,028	6,220
Total long-lived assets	$75,669	$68,684