Form 10-Q
period 2025-03-31
YELP INC
filed 2025-05-09
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of May 2, 2025, there were 63,842,428 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
•our investment plans and priorities, including planned investments in product development, marketing and our sales channels, as well as the integration of RepairPal, Inc. (“RepairPal”), and our ability to execute against those plans and priorities and the results thereof;
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), such as:
•adverse macroeconomic conditions, including related to inflation, interest rates, tariffs, and labor and supply chain issues, and their impact on consumer behavior, user activity and advertiser spending;
•our ability to maintain and expand our advertiser base, particularly as many businesses continue to face macroeconomic challenges, including labor and supply chain difficulties;
•our ability to execute on our strategic initiatives and the effectiveness thereof;
•our ability to maintain and increase traffic to and user engagement on our platform, including our ability to generate, maintain and recommend sufficient content that consumers find relevant, helpful and reliable;
•our reliance on Internet search engines and application marketplaces, certain providers of which offer products and services that compete directly with our products;

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
•our ability to maintain, protect and enhance the Yelp brand and manage negative publicity that may arise; and
•our ability to successfully manage any strategic opportunities, including the acquisition and integration of any new businesses, solutions or technologies, such as our recent acquisition of RepairPal, as well as our ability to monetize the acquired products.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$222,028	$217,325
Short-term marketable securities	102,384	100,581
Accounts receivable (net of allowance for credit losses of $14,435 and $15,301 at March 31, 2025 and December 31, 2024, respectively)	158,178	155,325
Prepaid expenses and other current assets	45,121	43,648
Total current assets	527,711	516,879
Property, equipment and software, net	79,238	75,669
Operating lease right-of-use assets	20,848	24,112
Goodwill	133,809	130,980
Intangibles, net	56,395	58,787
Other non-current assets	167,202	177,140
Total assets	$985,203	$983,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$163,640	$131,322
Operating lease liabilities — current	13,107	20,679
Deferred revenue	5,647	2,973
Total current liabilities	182,394	154,974
Operating lease liabilities — long-term	20,403	22,470
Other long-term liabilities	54,388	62,154
Total liabilities	257,185	239,598
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 64,743 shares issued and outstanding at March 31, 2025, and 65,792 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	1,923,554	1,903,598
Treasury stock	(1,580)	(3,909)
Accumulated other comprehensive loss	(12,864)	(15,431)
Accumulated deficit	(1,181,092)	(1,140,289)
Total stockholders’ equity	728,018	743,969
Total liabilities and stockholders’ equity	$985,203	$983,567

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue	$358,534	$332,752
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	34,828	27,355
Sales and marketing	146,284	147,791
Product development	83,905	91,227
General and administrative	51,707	45,232
Depreciation and amortization	12,350	9,930
Total costs and expenses	329,074	321,535
Income from operations	29,460	11,217
Other income, net	5,771	7,724
Income before income taxes	35,231	18,941
Provision for income taxes	10,840	4,787
Net income attributable to common stockholders	$24,391	$14,154
Net income per share attributable to common stockholders
Basic	$0.37	$0.21
Diluted	$0.36	$0.20
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	65,261	68,559
Diluted	67,324	72,247

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income attributable to common stockholders	$24,391	$14,154
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,519	(1,542)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	48	(206)
Other comprehensive income (loss)	2,567	(1,748)
Comprehensive income	$26,958	$12,406

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2023	68,864	$—	$1,786,667	$(282)	$(12,202)	$(1,024,649)	$749,534
Issuance of common stock upon exercises of employee stock options	17	—	548	—	—	—	548
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	776	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	44,305	—	—	—	44,305
Taxes withheld related to net share settlement of equity awards	—	—	(21,990)	—	—	—	(21,990)
Repurchases of common stock	—	—	—	(62,830)	—	—	(62,830)
Retirement of common stock	(1,327)	—	—	54,783	—	(54,783)	—
Other comprehensive loss	—	—	—	—	(1,748)	—	(1,748)
Net income	—	—	—	—	—	14,154	14,154
Balance as of March 31, 2024	68,330	$—	$1,809,530	$(8,329)	$(13,950)	$(1,065,278)	$721,973

Balance as of December 31, 2024	65,792	$—	$1,903,598	$(3,909)	$(15,431)	$(1,140,289)	$743,969
Issuance of common stock upon exercises of employee stock options	12	—	273	—	—	—	273
Issuance of common stock upon vesting of RSUs, net	686	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	39,252	—	—	—	39,252
Taxes withheld related to net share settlement of equity awards	—	—	(19,569)	—	—	—	(19,569)
Repurchases of common stock	—	—	—	(62,865)	—	—	(62,865)
Retirement of common stock	(1,747)	—	—	65,194	—	(65,194)	—
Other comprehensive income	—	—	—	—	2,567	—	2,567
Net income	—	—	—	—	—	24,391	24,391
Balance as of March 31, 2025	64,743	$—	$1,923,554	$(1,580)	$(12,864)	$(1,181,092)	$728,018

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$24,391	$14,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,350	9,930
Provision for credit losses	10,559	11,645
Stock-based compensation	37,469	42,710
Amortization of right-of-use assets	3,440	3,861
Deferred income taxes	3,287	(1,976)
Amortization of deferred contract cost	6,013	6,151
Other adjustments, net	1,252	161
Changes in operating assets and liabilities:
Accounts receivable	(13,998)	(13,183)
Prepaid expenses and other assets	(617)	(5,056)
Operating lease liabilities	(9,902)	(9,713)
Accounts payable, accrued liabilities and other liabilities	23,751	14,171
Net cash provided by operating activities	97,995	72,855
Investing Activities
Purchases of marketable securities — available-for-sale	(15,134)	(22,419)
Sales and maturities of marketable securities — available-for-sale	13,610	25,395
Purchases of other investments	—	(2,500)
Purchases of property, equipment and software	(10,531)	(6,987)
Other investing activities	52	109
Net cash used in investing activities	(12,003)	(6,402)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	273	548
Taxes paid related to the net share settlement of equity awards	(19,486)	(21,882)
Repurchases of common stock	(62,500)	(62,500)
Net cash used in financing activities	(81,713)	(83,834)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	652	(485)
Change in cash, cash equivalents and restricted cash	4,931	(17,866)
Cash, cash equivalents and restricted cash — Beginning of period	217,682	314,002
Cash, cash equivalents and restricted cash — End of period	$222,613	$296,136
Supplemental Disclosures of Other Cash Flow Information
(Refund received) cash paid for income taxes, net	$(4,286)	$146
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$2,575	$1,510
Repurchases of common stock recorded in accounts payable and accrued liabilities	$832	$2,103
Excise tax accrued on net stock repurchases	$365	$330
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
The unaudited condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.
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
Use of Estimates
The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Items that require estimates, judgments or assumptions include, but are not limited to, determining variable consideration and identifying the nature and timing of satisfaction of performance obligations, allowance for credit losses, valuation of intangible assets acquired in a business combination, fair value and estimated useful lives of long- and indefinite-lived assets, litigation loss contingencies, liabilities related to incurred but not reported insurance claims, fair value and achievement of targets for performance-based restricted stock units (“PRSUs”) and income taxes. These estimates, judgments and assumptions are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates due to macroeconomic uncertainty and other factors.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from those described in the Annual Report.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 retrospectively in the year ended December 31, 2024. See Note 18, “Information about Segment, Revenue and Geographic Areas,” for disclosures required by ASU 2023-07.
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency regarding the expense captions presented on the condensed consolidated statements of operations. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on its related disclosures.
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash	$111,068	$87,056
Cash equivalents	110,960	130,269
Total cash and cash equivalents	222,028	217,325
Restricted cash	585	357
Total cash, cash equivalents and restricted cash	$222,613	$217,682
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.
3. MARKETABLE SECURITIES
Short-term investments and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. government securities	$776	$—	$—	$776
Total cash equivalents	776	—	—	776
Short-term marketable securities:
Certificates of deposit	3,275	—	—	3,275
Commercial paper	2,367	—	—	2,367
Corporate bonds	44,339	86	(14)	44,411
Agency bonds	1,237	1	—	1,238
U.S. government securities	50,963	140	(10)	51,093
Total short-term marketable securities	102,181	227	(24)	102,384
Total	$102,957	$227	$(24)	$103,160

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Certificates of deposit	$1,282	$—	$—	$1,282
Commercial paper	8,867	—	—	8,867
Corporate bonds	38,505	42	(64)	38,483
Agency bonds	1,237	1	—	1,238
U.S. government securities	50,554	177	(20)	50,711
Total short-term marketable securities	$100,445	$220	$(84)	$100,581
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of March 31, 2025 and December 31, 2024, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	March 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$9,422	$(14)	$—	$—	$9,422	$(14)
U.S. government securities	2,822	(10)	—	—	2,822	(10)
Total	$12,244	$(24)	$—	$—	$12,244	$(24)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$18,285	$(64)	$—	$—	$18,285	$(64)
U.S. government securities	2,038	(20)	—	—	2,038	(20)
Total	$20,323	$(84)	$—	$—	$20,323	$(84)
For the three months ended March 31, 2025 and 2024, the Company did not recognize any credit loss related to available-for-sale marketable securities.
The contractual maturities for marketable securities classified as available-for-sale as of March 31, 2025 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$74,209	$74,352
Due in one to five years	28,748	28,808
Total	$102,957	$103,160
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$82,407	$—	$—	$82,407	$102,793	$—	$—	$102,793
U.S. government securities	—	776	—	776	—	—	—	—
Marketable securities:
Certificates of deposit	—	3,275	—	3,275	—	1,282	—	1,282
Commercial paper	—	2,367	—	2,367	—	8,867	—	8,867
Corporate bonds	—	44,411	—	44,411	—	38,483	—	38,483
Agency bonds	—	1,238	—	1,238	—	1,238	—	1,238
U.S. government securities	—	51,093	—	51,093	—	50,711	—	50,711
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,000	—	10,000
Total cash equivalents, marketable securities and other investments	$82,407	$113,160	$—	$195,567	$102,793	$110,581	$—	$213,374
The certificates of deposit are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$20,877	$18,615
Certificates of deposit	10,000	10,000
Other current assets	14,244	15,033
Total prepaid expenses and other current assets	$45,121	$43,648
As of March 31, 2025, other current assets primarily consisted of income taxes receivable, deferred costs related to subleases and short-term deposits.

6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Capitalized website and internal-use software development costs	$311,380	$299,177
Leasehold improvements	56,000	55,875
Computer equipment	27,918	27,272
Furniture and fixtures	7,668	8,911
Telecommunication	268	262
Software	1,105	1,104
Total	404,339	392,601
Less accumulated depreciation and amortization	(325,101)	(316,932)
Property, equipment and software, net	$79,238	$75,669
Depreciation and amortization expense related to property, equipment and software was $9.9 million and $9.6 million for the three months ended March 31, 2025 and 2024, respectively.
7. ACQUISITION
On November 26, 2024, the Company acquired auto services platform RepairPal, Inc. (“RepairPal”). The key purpose underlying the Company’s acquisition of RepairPal was to accelerate its efforts in Services categories by expanding its offerings in the auto services advertising vertical.
In connection with the acquisition, all outstanding capital stock, options and warrants to purchase capital stock of RepairPal were converted into the right to receive an aggregate of $80.0 million in cash, subject to customary post-closing adjustments based on net working capital, indebtedness and third-party expenses. The preliminary total purchase consideration was $81.2 million and reflected a $1.2 million adjustment from the contractual purchase price. Of the total amount of consideration, the following amounts are being held back to secure the Company’s right of indemnity under the Agreement and Plan of Merger: (1) $8.0 million is being held back for a 15-month period after closing; (2) $2.0 million is being held back for a 24-month period after closing; and (3) $3.5 million is being held back until 30 days following the final, non-appealable resolution of certain legal matters. The Company recorded the $13.5 million of holdbacks in other long-term liabilities on the condensed consolidated balance sheets as of December 31, 2024, of which $8.0 million was reclassified to accounts payable and accrued liabilities as of March 31, 2025.
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” with the results of RepairPal’s operations included in the Company’s condensed consolidated financial statements from November 26, 2024. The Company allocated the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. During the three months ended March 31, 2025, the Company recorded a measurement period adjustment to the purchase price allocation, which primarily resulted in a $0.6 million decrease in accounts receivable, a $0.5 million increase in accounts payable and accrued liabilities, and a corresponding $1.1 million increase in goodwill. The Company’s allocation of the purchase price is preliminary as the fair value of net assets acquired and the effects of any post-closing adjustments are still being finalized. Any material measurement period adjustments will be recorded in the period in which the adjustment is identified.

The updated preliminary purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

November 26, 2024
Fair value of purchase consideration:
Cash:
Distributed to RepairPal stockholders	$63,935
Paid on behalf of RepairPal stockholders	3,812
Holdbacks	13,500
Total purchase consideration	$81,247

Fair value of net assets acquired:
Cash and cash equivalents	$1,565
Accounts receivable	3,173
Intangibles	53,600
Goodwill	30,825
Other assets	572
Total assets acquired	89,735
Accounts payable and accrued liabilities	(3,797)
Deferred tax liability	(4,648)
Other liabilities	(43)
Total liabilities assumed	(8,488)
Net assets acquired	$81,247
The amounts assigned to each class of intangible assets acquired and their estimated useful lives are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Business relationships	$36,000	8.8 years
Developed technology	14,600	4.5 years
Trademarks	3,000	11.0 years
Weighted average		7.7 years
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
For the three months ended March 31, 2025, the Company recorded acquisition and integration costs of approximately $0.5 million, which were included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
8. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2024 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of March 31, 2025 or December 31, 2024 that would more likely than not reduce the fair value of goodwill below its carrying value.

The change in the carrying amount of goodwill during the three months ended March 31, 2025 was as follows (in thousands):

Balance as of December 31, 2024	$130,980
Measurement period adjustment	1,056
Effect of currency translation	1,773
Balance as of March 31, 2025	$133,809

Intangible assets that were not fully amortized as of March 31, 2025 and December 31, 2024 consisted of the following (dollars in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$45,918	$(9,185)	$36,733	8.1 years
Developed technology	22,309	(9,061)	13,248	4.1 years
Licensing agreements	6,141	(2,969)	3,172	4.9 years
Domain and data licenses	3,287	(2,931)	356	4.3 years
Trademarks	3,877	(991)	2,886	10.6 years
Total	$81,532	$(25,137)	$56,395

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$45,918	$(7,759)	$38,159	8.3 years
Developed technology	22,309	(8,250)	14,059	4.3 years
Licensing agreements	6,141	(2,808)	3,333	5.2 years
Domain and data licenses	3,194	(2,912)	282	4.4 years
Trademarks	3,877	(923)	2,954	10.8 years
Total	$81,439	$(22,652)	$58,787
Amortization expense related to intangible assets was $2.5 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, estimated future amortization expense was as follows (in thousands):

Remainder of 2025	$7,390
2026	9,853
2027	9,853
2028	9,457
2029	4,680
2030	2,906
Thereafter	12,256
Total amortization	$56,395

9. LEASES
The components of lease cost, net for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$3,949	$4,942
Short-term lease cost (12 months or less)	116	97
Sublease income	(3,791)	(3,400)
Total lease cost, net	$274	$1,639
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,413	$10,794
As of March 31, 2025, maturities of lease liabilities were as follows (in thousands):

Remainder of 2025	$11,832
2026	7,311
2027	7,197
2028	5,893
2029	2,718
2030	936
Thereafter	605
Total minimum lease payments	36,492
Less imputed interest	(2,982)
Present value of lease liabilities	$33,510
As of March 31, 2025 and December 31, 2024, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years) — operating leases	3.7	3.3
Weighted-average discount rate — operating leases	4.9%	5.1%
In March 2025, the Company entered into a lease agreement for new office space in London, the term of which commenced in May 2025 and is expected to expire in May 2028. The Company will classify this as an operating lease and, as of March 31, 2025, expected to make aggregate rent payments of approximately $1.8 million over the life of the lease.

10. OTHER NON-CURRENT ASSETS
Other non-current assets as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Deferred tax assets	$136,316	$139,588
Deferred contract costs	23,629	24,156
Other non-current assets	7,257	13,396
Total other non-current assets	$167,202	$177,140
11. CONTRACT BALANCES
The changes in the allowance for credit losses during the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$15,301	$13,768
Add: provision for credit losses	10,559	11,645
Less: write-offs, net of recoveries	(11,425)	(10,851)
Balance, end of period	$14,435	$14,562
In calculating the allowance for credit losses as of March 31, 2025 and 2024, the Company considered expectations of probable credit losses based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The decrease in the provision for credit losses in the three months ended March 31, 2025 as compared to the prior-year period was primarily a result of the release of a higher amount of bad debt reserves.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in short-term deferred revenue during the three months ended March 31, 2025 were as follows (in thousands):

Three Months Ended March 31, 2025
Balance, beginning of period	$2,973
Less: recognition of deferred revenue from beginning balance	(2,408)
Add: net increase in current period contract liabilities	5,082
Balance, end of period	$5,647
The majority of the Company’s deferred revenue balance as of March 31, 2025 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending June 30, 2025. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of March 31, 2025. No other contract assets or liabilities were recorded on the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$12,739	$11,904
Employee-related liabilities	99,550	85,396
Taxes payable	13,788	9,528
Accrued cost of revenue	8,401	8,559
Other accrued liabilities	29,162	15,935
Total accounts payable and accrued liabilities	$163,640	$131,322
As of March 31, 2025, other accrued liabilities primarily consisted of accrued operating expenses and current holdback consideration related to the acquisition of RepairPal.
13. COMMITMENTS AND CONTINGENCIES
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

Indemnification Agreements
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by the Company or from intellectual property infringement claims made by third parties. The Company may also assume indemnification obligations in strategic transactions, such as its assumption of certain indemnification obligations in its acquisition of RepairPal.
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
As of March 31, 2025, the Company had $14.0 million of letters of credit outstanding under the credit facility sub-limit. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the credit facility and the Company was in compliance with all conditions and covenants thereunder as of March 31, 2025.
14. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Common stock, $0.000001 par value	200,000	64,743	200,000	65,792
Undesignated preferred stock	10,000	—	10,000	—

Stock Repurchase Program
As of March 31, 2025, the Company’s board of directors had authorized the Company to repurchase up to an aggregate of $1.95 billion of its outstanding common stock, $268.3 million of which remained available as of March 31, 2025. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the three months ended March 31, 2025, the Company repurchased on the open market 1,688,858 shares for an aggregate purchase price of $62.5 million and retired 1,747,343 shares. As of March 31, 2025, the Company had a treasury stock balance of 42,375 shares, which were excluded from its outstanding share count as of such date and subsequently retired in April 2025.
During the three months ended March 31, 2024, the Company repurchased on the open market 1,526,366 shares for an aggregate purchase price of $62.5 million and retired 1,326,887 shares. As of March 31, 2024, the Company had a treasury stock balance of 199,479 shares, which were excluded from its outstanding share count as of such date and subsequently retired in April 2024. As of March 31, 2024, the treasury stock balance included $0.6 million of excise tax imposed by the Inflation Reduction Act of 2022 on stock repurchases, net of shares issued.
Equity Incentive Plans
Stock Options
A summary of stock option activity for the three months ended March 31, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,464	$34.44	2.6	$14,407
Exercised	(12)	20.47
Canceled	(104)	54.41
Outstanding at March 31, 2025	2,348	$33.65	2.5	$11,147
Options vested and exercisable at March 31, 2025	2,341	$33.65	2.5	$11,130
RSUs
RSUs include PRSUs that are subject to either (a) a market condition or (b) the achievement of performance goals. As the PRSU activity during the three months ended March 31, 2025 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the three months ended March 31, 2025 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	6,715	$36.10
Granted	2,487	41.27
Vested(1)	(1,221)	38.77
Canceled	(173)	37.65
Nonvested at March 31, 2025(2)	7,808	$37.29
(1)    Includes 535,584 shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes 903,882 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the three months ended March 31, 2025 and 2024 was $44.6 million and $50.7 million, respectively. As of March 31, 2025, the Company had approximately $265.0 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.2 years.
Employee Stock Purchase Plan
There were no shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2025 or 2024. The Company recognized stock-based compensation expense related to the ESPP of $1.1 million for each of the three months ended March 31, 2025 and 2024.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,171	$1,401
Sales and marketing	7,639	8,699
Product development	19,409	23,653
General and administrative	9,250	8,957
Total stock-based compensation recorded to income before income taxes	37,469	42,710
Benefit from income taxes	(7,411)	(8,395)
Total stock-based compensation recorded to net income attributable to common stockholders	$30,058	$34,315
The Company capitalized $2.8 million and $2.7 million of stock-based compensation expense as website and internal-use software development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended March 31, 2025 and 2024, respectively.
15. OTHER INCOME, NET
Other income, net for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income, net	$3,512	$5,664
Transaction gain (loss) on foreign exchange, net	56	(142)
Other non-operating income, net	2,203	2,202
Other income, net	$5,771	$7,724
16. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the three months ended March 31, 2025 was $10.8 million, which was due to $8.7 million of U.S. federal, state and foreign income tax expense and $2.1 million of net discrete tax expense primarily related to interest on uncertain tax positions. The provision for income taxes for the three months ended March 31, 2024 was $4.8 million, which was due to $5.1 million of U.S. federal, state and foreign income tax expense, partially offset by $0.3 million of net discrete tax benefit primarily related to stock-based compensation.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three months ended March 31, 2025 and 2024, the difference between the effective tax rate and the federal statutory tax rate primarily related to tax credits, offset by stock-based compensation and other non-deductible expenses.

As of March 31, 2025, the Company had $45.4 million of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.
As of March 31, 2025, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $48.4 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2012 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2018 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of March 31, 2025, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.
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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic net income per share:
Net income attributable to common stockholders	$24,391	$14,154
Shares used in computation:
Weighted-average common shares outstanding	65,261	68,559
Basic net income per share attributable to common stockholders:	$0.37	$0.21

	Three Months Ended March 31,
	2025	2024
Diluted net income per share:
Net income attributable to common stockholders	$24,391	$14,154
Shares used in computation:
Weighted-average common shares outstanding	65,261	68,559
Stock options	327	469
RSUs	1,585	3,072
ESPP	151	147
Number of shares used in diluted calculation	67,324	72,247
Diluted net income per share attributable to common stockholders:	$0.36	$0.20

The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	551	666
RSUs	3,342	1,478
18. INFORMATION ABOUT SEGMENT, REVENUE AND GEOGRAPHIC AREAS
The Company considers operating segments to be components of the Company for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that it has a single operating and reporting segment managed on a consolidated basis. The single segment generates substantially all of its revenue from the sale of performance-based advertising products through its advertising platform. The chief operating decision maker for the Company is the Chief Executive Officer. The Chief Executive Officer assesses performance for the single segment and decides how to allocate resources based on net income, which is reported on the condensed consolidated statements of operations as net income attributable to common stockholders. Net income is used to monitor budget versus actual results. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
The following table presents a reconciliation of segment net income to net income attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenue	$358,534	$332,752
Less:
Employee expense (exclusive of stock-based compensation)(1)	184,586	180,916
Cost of revenue (exclusive of depreciation and amortization and stock-based compensation)	33,656	25,955
Stock-based compensation	37,469	42,710
Other segment items(2)	55,242	54,300
Depreciation and amortization	12,350	9,930
Provision for income taxes	10,840	4,787
Segment net income	24,391	14,154

Reconciliation of segment net income to net income attributable to common stockholders
Adjustments and reconciling items	—	—
Net income attributable to common stockholders	$24,391	$14,154
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
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net revenue by product:
Advertising revenue by category:
Services	$231,576	$203,288
Restaurants, Retail & Other	110,425	114,350
Advertising	342,001	317,638
Other	16,533	15,114
Total net revenue	$358,534	$332,752
During the three months ended March 31, 2025 and 2024, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$356,164	$330,136
All other countries	2,370	2,616
Total net revenue	$358,534	$332,752
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
United States	$75,584	$71,641
All other countries	3,654	4,028
Total long-lived assets	$79,238	$75,669

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a CPC basis. In the three months ended March 31, 2025, our net revenue was $358.5 million, up 8% from the three months ended March 31, 2024, and we recorded net income of $24.4 million and adjusted EBITDA of $84.9 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see “Non-GAAP Financial Measures” below.
In the first quarter of 2025, our strategic investments in product and marketing continued to drive progress on our revenue growth initiatives:
•Lead in Services. Advertising revenue from Services businesses increased by 14% year over year in the first quarter, driven by growth in both the Home Services category and the Auto Services category, which now includes revenue generated by RepairPal. Excluding RepairPal revenue, year-over-year growth in Services revenue for the first quarter was approximately flat with the fourth quarter of 2024. Consumer demand for Services categories was strong as Request-a-Quote projects increased approximately 10% year over year, driven by improvements to the Request-a-Quote flow and our AI chatbot, Yelp Assistant, even as our spend on acquiring projects through paid search was significantly lower than in the prior-year period. We enhanced Yelp Assistant by incorporating AI-powered photo recognition, which evaluates photos uploaded by consumers to help identify and better understand their project needs. We also launched response quality badges on iOS, which leverage large language models (“LLMs”) to evaluate response quality and spotlight service professionals who consistently provide helpful, informative replies to project requests.
•Drive advertiser value. In the first quarter, we introduced several improvements to our matching algorithms and experimented with new themed ad formats. While ad clicks declined by 3% year over year — primarily due to macroeconomic pressures in the RR&O categories and, to a lesser extent, reduced spend on acquiring Services projects through paid search in the current-year period — strong advertiser demand in Services contributed to a 9% year-over-year increase in average CPC. We also continued to enhance the business owner experience in the first quarter, including by providing budget recommendations, billing optimizations and competitive insights in the business owner dashboard. Together with investments in performance marketing, these enhancements drove record quarterly customer acquisitions in our Self-serve channel.
•Transform the consumer experience. We continued to invest in the consumer experience in the first quarter. User experience improvements to our desktop and mobile web sites together led to an incremental increase in business page views following rollout, while interface optimizations to our iOS business pages led to an increase in connections between consumers and businesses following implementation. Additionally, we began experimenting with expanding AI-powered business summaries to millions of additional businesses, including by leveraging LLMs to generate helpful descriptions of businesses that do not have enough reviews to inform a summary by parsing their websites and other unique details from their Yelp pages.
In the first quarter, Services revenue maintained double-digit year-over-year growth, while the year-over-year decrease in RR&O revenue reflected the ongoing operating challenges facing businesses in these categories. We expect Services to continue to drive our business performance while RR&O remains challenged during the remainder of 2025. We expect both net revenue and adjusted EBITDA to increase sequentially in the second quarter. We also expect expenses to increase modestly for the remainder of 2025, primarily driven by cost of revenue.

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
The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended March 31,
	2025	2024
Ad Clicks	(3)%	8%
Average CPC	9%	(1)%
In the three months ended March 31, 2025, advertising revenue grew 8% year over year, primarily due to an increase in revenue from the sale of Yelp advertising products, driven by a 9% increase in average CPC, partially offset by a 3% decrease in ad clicks. Average CPC increased in the three months ended March 31, 2025 due to strong advertiser demand in Services categories, as reflected in the increases in Services paying advertising locations and average revenue per Services location.1 The decrease in ad clicks was primarily driven by macroeconomic pressures in RR&O categories and, to a lesser extent, reduced spend on paid search in the current-year period.
1 Defined as Services advertising revenue divided by Services paying advertising locations.

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
The following table presents our advertising revenue by category for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2025	2024
Services	$231,576	$203,288	14%
Restaurants, Retail & Other	110,425	114,350	(3)%
Total Advertising Revenue	$342,001	$317,638	8%
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
As of the quarter ended March 31, 2025, Services paying advertising locations include business locations from which RepairPal recognized revenue. While the addition of these locations did not have a material impact on the overall number of paying advertising locations, it contributed approximately one third of the year-over-year increase in Services paying advertising locations in the first quarter shown in the table below.
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
The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2025	2024
Services	261	252	3%
Restaurants, Retail & Other	256	278	(8)%
Total Paying Advertising Locations	517	530	(3)%
Paying advertising locations decreased in the three months ended March 31, 2025 compared to the prior-year period as the decrease in paying advertising locations in the RR&O categories offset growth in Services paying advertising locations. We believe the decrease in RR&O paying advertising locations reflects the challenging operating environment facing businesses in these categories and, to a lesser extent, competition for ad spend from such businesses, including from food ordering and delivery providers.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2025 or any future period.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$231,576	$203,288	$28,288	14%
Restaurants, Retail & Other	110,425	114,350	(3,925)	(3)%
Advertising	342,001	317,638	24,363	8%
Other	16,533	15,114	1,419	9%
Total net revenue	358,534	332,752	25,782	8%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	34,828	27,355	7,473	27%
Sales and marketing	146,284	147,791	(1,507)	(1)%
Product development	83,905	91,227	(7,322)	(8)%
General and administrative	51,707	45,232	6,475	14%
Depreciation and amortization	12,350	9,930	2,420	24%
Total costs and expenses	329,074	321,535	7,539	2%
Income from operations	29,460	11,217	18,243	163%
Other income, net	5,771	7,724	(1,953)	(25)%
Income before income taxes	35,231	18,941	16,290	86%
Provision for income taxes	10,840	4,787	6,053	126%
Net income attributable to common stockholders	$24,391	$14,154	$10,237	72%
(1)    Percentage changes are calculated based on rounded numbers and may not recalculate exactly due to rounding.
Three Months Ended March 31, 2025 and 2024
Net Revenue
Advertising. We generate advertising revenue from the sale of our advertising products — including business page upgrades and performance-based advertising in search results and elsewhere on our platform — to businesses of all sizes, from single-location local businesses to multi-location national businesses (“Yelp Ads”). Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of advertising inventory through third-party ad networks, as well as revenue from the RepairPal Network. We present advertising revenue on a disaggregated basis for our high-level category groupings, Services and RR&O.
Advertising revenue for the three months ended March 31, 2025 increased 8% year over year primarily as a result of an increase in revenue from Yelp Ads and, to a lesser extent, the addition of revenue from the RepairPal Network, which contributed approximately one third of the growth. The increase in Yelp Ads revenue was primarily due to a 9% increase in average CPC, partially offset by a 3% decrease in ad clicks.
Other. We generate other revenue through non-advertising contracts, such as our subscription services, which include our Yelp Guest Manager product, and through our Yelp Fusion and Yelp Fusion Insights programs, which provide Yelp content and data for a fee. Other revenue also includes revenue from various transactions with consumers. We generate revenue from such transactions through our partnership integrations, which are mainly revenue-sharing arrangements that provide consumers with the ability to place food orders for pickup and delivery through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
Other revenue for the three months ended March 31, 2025 increased 9% compared to the prior-year period primarily due to an increase in revenue from the continued growth of our Yelp Guest Manager, Yelp Fusion Insights and Yelp Fusion programs. This increase was partially offset by a lower volume of food takeout and delivery orders.

Trends and Uncertainties of Net Revenue. Net revenue decreased slightly in the three months ended March 31, 2025 compared to the three months ended December 31, 2024, in line with historical seasonal trends and reflecting ongoing operating challenges for businesses in our RR&O categories. Despite ongoing macroeconomic challenges, we expect our strategic initiatives to drive continued business momentum and anticipate net revenue will increase sequentially in the three months ending June 30, 2025.
Costs and Expenses
Cost of Revenue (exclusive of depreciation and amortization). Our cost of revenue consists primarily of website infrastructure expense, which includes website hosting costs and employee costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app, and excludes depreciation and amortization expense. Cost of revenue also includes third-party advertising fulfillment costs, credit card processing fees and revenue share payments, which primarily consist of payments to RepairPal referral partners.
Cost of revenue for the three months ended March 31, 2025 increased compared to the prior-year period, primarily due to:
•an increase in advertising fulfillment costs of $2.5 million, largely attributable to the expansion of Yelp Audiences and expanded efforts to syndicate advertising budgets on third-party sites;
•an increase in website infrastructure expense of $2.2 million, primarily as a result of investments in maintaining and improving our infrastructure; and
•an increase in revenue share payments of $1.3 million due to our acquisition of RepairPal.
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
Sales and marketing expenses for the three months ended March 31, 2025 decreased compared to the prior-year period, primarily due to a decrease in marketing and advertising costs of $4.8 million, mainly driven by decreased investments in acquiring Services projects through paid search, partially offset by an increase in costs for business owner marketing.
This decrease was partially offset by an increase in sales and marketing employee costs of $3.7 million, primarily resulting from higher average headcount.
We expect sales and marketing expenses to increase in 2025 compared to 2024 as our sales and marketing employees become more tenured as well as due to the additional headcount from the acquisition of RepairPal. However, we expect sales and marketing expenses to decrease as a percentage of net revenue as we realize efficiencies from our sales and marketing initiatives.
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
Product development expenses for the three months ended March 31, 2025 decreased compared to the prior-year period, primarily due to a decrease in product development employee costs of $7.3 million, resulting from lower average headcount and more employee costs being capitalized.
We expect product development expenses to remain relatively consistent on an absolute dollar basis in 2025 compared to 2024, but decrease as a percentage of net revenue as our distributed operations provide leverage.
General and Administrative. Our general and administrative expenses primarily consist of employee costs (including bonuses and stock-based compensation expense) for our executive, finance, user operations, legal, people operations and other administrative employees. Our general and administrative expenses also include our provision for credit losses, certain consulting and professional services costs, including litigation settlements, as well as allocated workplace and other supporting overhead costs.

General and administrative expenses for the three months ended March 31, 2025 increased compared to the prior-year period, primarily due to:
•expenses in connection with an indemnification obligation assumed in the RepairPal acquisition of $5.1 million; and
•an increase in general and administrative employee costs of $1.8 million primarily driven by higher cost of labor.
These increases were partially offset by a decrease in our provision for credit losses of $1.1 million primarily due to the release of a higher amount of bad debt reserves compared to the prior-year period.
We expect general and administrative expenses to increase on an absolute dollar basis in 2025 compared to 2024 to support our business, but remain relatively consistent as a percentage of net revenue.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation on computer equipment, software, leasehold improvements, capitalized website and internal-use software development costs, and amortization of purchased intangible assets.
Amortization expense for the three months ended March 31, 2025 increased by $2.1 million from the prior-year period, mainly as a result of intangible assets acquired in the RepairPal acquisition. See Note 7, “Acquisition,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further details.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, credit facility fees, and foreign exchange gains and losses.
Other income, net for the three months ended March 31, 2025 decreased compared to the prior-year period primarily due to a $1.8 million decrease in interest income as a result of lower cash, cash equivalents and marketable securities balances and lower federal interest rates.
Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Provision for income taxes for the three months ended March 31, 2025 increased from the prior-year period primarily due to an increase in profit before tax in the current-year period as well as an increase in the discrete tax expense primarily related to stock-based compensation.
As of December 31, 2024, we had approximately $139.6 million in net deferred tax assets (“DTAs”). As of March 31, 2025, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
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
•adjusted EBITDA does not take into account certain income and expense items, such as expenses related to acquired indemnification obligations, acquisition and integration costs, and fees related to shareholder activism, or other costs that management determines are not indicative of ongoing operating performance;
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as expenses related to acquired indemnification obligations, acquisition and integration costs, and fees related to shareholder activism, and other items that we deem not to be indicative of our ongoing operating performance.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2025	2024
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$24,391	$14,154
Provision for income taxes	10,840	4,787
Other income, net	(5,771)	(7,724)
Depreciation and amortization	12,350	9,930
Stock-based compensation	37,469	42,710
Expenses related to acquired indemnification obligation(1)(2)	5,126	—
Acquisition and integration costs(1)	539	—
Fees related to shareholder activism(1)	—	599
Adjusted EBITDA	$84,944	$64,456

Net revenue	$358,534	$332,752
Net income margin	7%	4%
Adjusted EBITDA margin	24%	19%
(1)    Recorded within general and administrative expenses on our condensed consolidated statements of operations.
(2)    Represents expenses recorded in connection with an indemnification obligation assumed in the RepairPal acquisition, which we do not consider to be part of our ongoing operations. We expect to be indemnified for such expenses in future periods and will also exclude any such amounts from adjusted EBITDA.

Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$97,995	$72,855
Purchases of property, equipment and software	(10,531)	(6,987)
Free cash flow	$87,464	$65,868

Net cash used in investing activities	$(12,003)	$(6,402)

Net cash used in financing activities	$(81,713)	$(83,834)
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of March 31, 2025, we had cash and cash equivalents of $222.0 million and marketable securities of $102.4 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three months or less. Our cash held internationally as of March 31, 2025 was $35.6 million. As of March 31, 2025, we also had $10.0 million of investments in certificates of deposit with minority depository financial institutions.
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
As of March 31, 2025, we were in compliance with all covenants and there were no loans outstanding under the credit facility. We had $14.0 million of letters of credit under the sub-limit primarily related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $111.0 million remained available under the credit facility as of March 31, 2025.
For additional details regarding the credit facility, see Note 13, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.

Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” included under Part I, Item 1A in our Annual Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; the potential payment of a higher amount of income taxes in 2025 and beyond due to, among other things, the requirement to capitalize and amortize certain research and development expenses under the U.S. Tax Cuts and Jobs Act; purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. We are not able to reasonably estimate the timing of future cash flows related to $45.0 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2025 to 2031. Our cash requirements related to these lease agreements, including for the new office space in London, which was signed in March 2025 and commenced in May 2025, are $38.3 million, of which $14.9 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $22.0 million. See Note 9, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $167.5 million, of which approximately $78.1 million is expected to be paid within the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$97,995	$72,855
Net cash used in investing activities	$(12,003)	$(6,402)
Net cash used in financing activities	$(81,713)	$(83,834)
Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2025 increased by $25.1 million compared to the prior-year period, primarily as a result of an increase of 24.1 million in cash collected from customers mainly due to the increase in revenue.
Investing Activities. Net cash used in investing activities during the three months ended March 31, 2025 increased compared to the prior-year period primarily due to net purchases of marketable securities during the three months ended March 31, 2025 compared to net sales and maturities of marketable securities in the prior-year period and an increase in capitalized website and internal-use software development costs.
Financing Activities. Net cash used in financing activities during the three months ended March 31, 2025 decreased compared to the prior-year period primarily due to a decrease in taxes paid related to the net share settlement of equity awards.

Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors (the “Board”) has authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, $238.7 million of which remained available as of May 2, 2025.
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
During the three months ended March 31, 2025, we repurchased on the open market 1,688,858 shares for an aggregate purchase price of $62.5 million.
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
We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, business combinations and income taxes have the greatest potential impact on our condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate, foreign exchange risks and inflation, and have not changed materially from the market risks we were exposed to in the year ended December 31, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding material legal proceedings in which we are involved, see “Legal Proceedings” in Note 13, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, which is incorporated herein by reference. We are also subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these other matters will have a material effect on our business, financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included under Part I, Item 1A of our Annual Report, which describes various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and the trading price of our common stock. You should carefully consider the risks and uncertainties described in the Annual Report before making an investment decision.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended March 31, 2025 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 - January 31, 2025	638	$39.66	638	$305,463
February 1 - February 28, 2025	114	$35.44	114	$301,431
March 1 - March 31, 2025	937	$35.39	937	$268,259
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our Board authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, of which $238.7 million remained available as of May 2, 2025. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program” included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases, net of shares issued, as a result of the Inflation Reduction Act of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On February 20, 2025, Sam Eaton, our Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to approximately 63,116 shares of our common stock that may vest during the plan period, net of any shares we withhold to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards, the amount of which cannot currently be determined. The plan will terminate on the earlier of February 27, 2026 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.
On March 6, 2025, Dan Jedda, a member of our Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 4,258 shares of our common stock that may vest during the plan period. The plan will terminate on the earlier of March 6, 2026 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	3/15/2023
10.1*	Summary of Non-Employee Director Compensation Arrangements as of January 1, 2025.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

YELP INC.
Date:	May 9, 2025	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)