Form 10-Q
period 2025-06-30
YELP INC
filed 2025-08-08
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of August 1, 2025, there were 63,060,655 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
•our ability to maintain and expand our advertiser base, particularly if advertiser turnover substantially worsens, competition continues to increase and/or consumer demand significantly degrades;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$197,687	$217,325
Short-term marketable securities	103,436	100,581
Accounts receivable (net of allowance for credit losses of $14,378 and $15,301 at June 30, 2025 and December 31, 2024, respectively)	155,996	155,325
Prepaid expenses and other current assets	52,292	43,648
Total current assets	509,411	516,879
Property, equipment and software, net	84,234	75,669
Operating lease right-of-use assets	19,865	24,112
Goodwill	136,525	130,980
Intangibles, net	53,944	58,787
Other non-current assets	176,196	177,140
Total assets	$980,175	$983,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$142,036	$131,322
Operating lease liabilities — current	9,832	20,679
Deferred revenue	3,865	2,973
Total current liabilities	155,733	154,974
Operating lease liabilities — long-term	20,746	22,470
Other long-term liabilities	57,292	62,154
Total liabilities	233,771	239,598
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 63,841 shares issued and outstanding at June 30, 2025, and 65,792 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	1,958,370	1,903,598
Treasury stock	(1,044)	(3,909)
Accumulated other comprehensive loss	(7,139)	(15,431)
Accumulated deficit	(1,203,783)	(1,140,289)
Total stockholders’ equity	746,404	743,969
Total liabilities and stockholders’ equity	$980,175	$983,567

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$370,394	$357,016	$728,928	$689,768
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	35,447	30,677	70,275	58,032
Sales and marketing	144,612	150,293	290,896	298,084
Product development	78,362	82,080	162,267	173,307
General and administrative	46,318	44,634	98,025	89,866
Depreciation and amortization	12,365	9,585	24,715	19,515
Total costs and expenses	317,104	317,269	646,178	638,804
Income from operations	53,290	39,747	82,750	50,964
Other income, net	5,695	10,322	11,466	18,046
Income before income taxes	58,985	50,069	94,216	69,010
Provision for income taxes	14,896	12,033	25,736	16,820
Net income attributable to common stockholders	$44,089	$38,036	$68,480	$52,190
Net income per share attributable to common stockholders
Basic	$0.69	$0.56	$1.06	$0.77
Diluted	$0.67	$0.54	$1.03	$0.73
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	64,145	67,815	64,700	68,187
Diluted	65,683	70,444	66,610	71,574

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$44,089	$38,036	$68,480	$52,190
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	5,762	(140)	8,281	(1,682)
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(37)	(44)	11	(250)
Other comprehensive income (loss)	5,725	(184)	8,292	(1,932)
Comprehensive income	$49,814	$37,852	$76,772	$50,258

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2024	68,330	$—	$1,809,530	$(8,329)	$(13,950)	$(1,065,278)	$721,973
Issuance of common stock upon exercises of employee stock options	20	—	696	—	—	—	696
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	755	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	388	—	12,192	—	—	—	12,192
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	45,670	—	—	—	45,670
Taxes withheld related to net share settlement of equity awards	—	—	(19,411)	—	—	—	(19,411)
Repurchases of common stock	—	—	—	(63,625)	—	—	(63,625)
Retirement of common stock	(1,871)	—	—	71,148	—	(71,148)	—
Other comprehensive loss	—	—	—	—	(184)	—	(184)
Net income	—	—	—	—	—	38,036	38,036
Balance as of June 30, 2024	67,622	$—	$1,848,677	$(806)	$(14,134)	$(1,098,390)	$735,347

Balance as of March 31, 2025	64,743	$—	$1,923,554	$(1,580)	$(12,864)	$(1,181,092)	$728,018
Issuance of common stock upon exercises of employee stock options	16	—	332	—	—	—	332
Issuance of common stock upon vesting of RSUs, net	596	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	352	—	11,418	—	—	—	11,418
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	38,825	—	—	—	38,825
Taxes withheld related to net share settlement of equity awards	—	—	(15,759)	—	—	—	(15,759)
Repurchases of common stock	—	—	—	(66,244)	—	—	(66,244)
Retirement of common stock	(1,866)	—	—	66,780	—	(66,780)	—
Other comprehensive income	—	—	—	—	5,725	—	5,725
Net income	—	—	—	—	—	44,089	44,089
Balance as of June 30, 2025	63,841	$—	$1,958,370	$(1,044)	$(7,139)	$(1,203,783)	$746,404

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	68,864	$—	$1,786,667	$(282)	$(12,202)	$(1,024,649)	$749,534
Issuance of common stock upon exercises of employee stock options	37	—	1,244	—	—	—	1,244
Issuance of common stock upon vesting of RSUs, net	1,531	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	388	—	12,192	—	—	—	12,192
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	89,975	—	—	—	89,975
Taxes withheld related to net share settlement of equity awards	—	—	(41,401)	—	—	—	(41,401)
Repurchases of common stock	—	—	—	(126,455)	—	—	(126,455)
Retirement of common stock	(3,198)	—	—	125,931	—	(125,931)	—
Other comprehensive loss	—	—	—	—	(1,932)	—	(1,932)
Net income	—	—	—	—	—	52,190	52,190
Balance as of June 30, 2024	67,622	$—	$1,848,677	$(806)	$(14,134)	$(1,098,390)	$735,347

Balance as of December 31, 2024	65,792	$—	$1,903,598	$(3,909)	$(15,431)	$(1,140,289)	$743,969
Issuance of common stock upon exercises of employee stock options	28	—	605	—	—	—	605
Issuance of common stock upon vesting of RSUs, net	1,282	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	352	—	11,418	—	—	—	11,418
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	78,077	—	—	—	78,077
Taxes withheld related to net share settlement of equity awards	—	—	(35,328)	—	—	—	(35,328)
Repurchases of common stock	—	—	—	(129,109)	—	—	(129,109)
Retirement of common stock	(3,613)	—	—	131,974	—	(131,974)	—
Other comprehensive income	—	—	—	—	8,292	—	8,292
Net income	—	—	—	—	—	68,480	68,480
Balance as of June 30, 2025	63,841	$—	$1,958,370	$(1,044)	$(7,139)	$(1,203,783)	$746,404

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$68,480	$52,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,715	19,515
Provision for credit losses	22,562	23,957
Stock-based compensation	72,244	83,924
Amortization of right-of-use assets	6,715	7,662
Deferred income taxes	(2,968)	(2,109)
Amortization of deferred contract cost	12,035	12,321
Other adjustments, net	1,471	(2,995)
Changes in operating assets and liabilities:
Accounts receivable	(23,935)	(31,679)
Prepaid expenses and other assets	(14,540)	(14,914)
Operating lease liabilities	(15,396)	(19,434)
Accounts payable, accrued liabilities and other liabilities	4,646	(15,894)
Net cash provided by operating activities	156,029	112,544
Investing Activities
Purchases of marketable securities — available-for-sale	(37,201)	(53,301)
Sales and maturities of marketable securities — available-for-sale	34,769	49,095
Purchases of other investments	(700)	(2,500)
Purchases of property, equipment and software	(23,555)	(16,574)
Other investing activities	67	234
Net cash used in investing activities	(26,620)	(23,046)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	12,023	13,436
Taxes paid related to the net share settlement of equity awards	(35,155)	(41,190)
Repurchases of common stock	(128,450)	(122,657)
Net cash used in financing activities	(151,582)	(150,411)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,651	(295)
Change in cash, cash equivalents and restricted cash	(19,522)	(61,208)
Cash, cash equivalents and restricted cash — Beginning of period	217,682	314,002
Cash, cash equivalents and restricted cash — End of period	$198,160	$252,794
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$25,928	$20,365
Supplemental Disclosures of Noncash Investing and Financing Activities
Release of acquisition holdback consideration not yet paid	$1,206	$—
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$2,056	$1,348
Repurchases of common stock recorded in accounts payable and accrued liabilities	$1,220	$4,506
Excise tax accrued on net stock repurchases	$659	$524
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
In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash	$85,785	$87,056
Cash equivalents	111,902	130,269
Total cash and cash equivalents	197,687	217,325
Restricted cash	473	357
Total cash, cash equivalents and restricted cash	$198,160	$217,682
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.

3. MARKETABLE SECURITIES
Short-term investments consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Certificates of deposit	$2,983	$—	$—	$2,983
Commercial paper	882	—	—	882
Corporate bonds	41,110	97	(14)	41,193
Agency bonds	932	—	—	932
U.S. government securities	57,378	80	(12)	57,446
Total short-term marketable securities	$103,285	$177	$(26)	$103,436

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Certificates of deposit	$1,282	$—	$—	$1,282
Commercial paper	8,867	—	—	8,867
Corporate bonds	38,505	42	(64)	38,483
Agency bonds	1,237	1	—	1,238
U.S. government securities	50,554	177	(20)	50,711
Total short-term marketable securities	$100,445	$220	$(84)	$100,581
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of June 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	June 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$9,709	$(14)	$—	$—	$9,709	$(14)
U.S. government securities	8,030	(12)	—	—	8,030	(12)
Total	$17,739	$(26)	$—	$—	$17,739	$(26)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$18,285	$(64)	$—	$—	$18,285	$(64)
U.S. government securities	2,038	(20)	—	—	2,038	(20)
Total	$20,323	$(84)	$—	$—	$20,323	$(84)
For the six months ended June 30, 2025 and 2024, the Company did not recognize any credit loss related to available-for-sale marketable securities.

The contractual maturities for marketable securities classified as available-for-sale as of June 30, 2025 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$61,657	$61,720
Due in one to five years	41,628	41,716
Total	$103,285	$103,436
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$83,818	$—	$—	$83,818	$102,793	$—	$—	$102,793
Marketable securities:
Certificates of deposit	—	2,983	—	2,983	—	1,282	—	1,282
Commercial paper	—	882	—	882	—	8,867	—	8,867
Corporate bonds	—	41,193	—	41,193	—	38,483	—	38,483
Agency bonds	—	932	—	932	—	1,238	—	1,238
U.S. government securities	—	57,446	—	57,446	—	50,711	—	50,711
Other investments:
Certificates of deposit	—	10,000	—	10,000	—	10,000	—	10,000
Total cash equivalents, marketable securities and other investments	$83,818	$113,436	$—	$197,254	$102,793	$110,581	$—	$213,374
The certificates of deposit are reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$20,822	$18,615
Certificates of deposit	10,000	10,000
Other current assets	21,470	15,033
Total prepaid expenses and other current assets	$52,292	$43,648
As of June 30, 2025, other current assets primarily consisted of income taxes receivable.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Capitalized website and internal-use software development costs	$324,900	$299,177
Leasehold improvements	37,242	55,875
Computer equipment	28,611	27,272
Furniture and fixtures	4,968	8,911
Telecommunication	188	262
Software	1,105	1,104
Total	397,014	392,601
Less: accumulated depreciation and amortization	(312,780)	(316,932)
Property, equipment and software, net	$84,234	$75,669
Depreciation and amortization expense related to property, equipment and software was $9.9 million and $9.2 million for the three months ended June 30, 2025 and 2024, respectively, and $19.8 million and $18.8 million for the six months ended June 30, 2025 and 2024, respectively.
7. ACQUISITION
On November 26, 2024, the Company acquired auto services platform RepairPal, Inc. (“RepairPal”). The key purpose underlying the Company’s acquisition of RepairPal was to accelerate its efforts in Services categories by expanding its offerings in the auto services advertising vertical.
In connection with the acquisition, all outstanding capital stock, options and warrants to purchase capital stock of RepairPal were converted into the right to receive an aggregate of $80.0 million in cash, subject to customary post-closing adjustments based on net working capital, indebtedness and third-party expenses. The preliminary total purchase consideration was $81.2 million and reflected a $1.2 million adjustment from the contractual purchase price. Of the total amount of consideration, the following amounts were initially held back to secure the Company’s right of indemnity under the Agreement and Plan of Merger: (1) $8.0 million, for a 15-month period after closing (the “general holdback”); (2) $2.0 million, for a 24-month period after closing (the “tax holdback”); and (3) $3.5 million, until 30 days following the final, non-appealable resolution of certain legal matters (the “indemnity holdback”). The Company recorded the $13.5 million of holdbacks in other long-term liabilities on the condensed consolidated balance sheets as of December 31, 2024, of which $10.3 million was reclassified to accounts payable and accrued liabilities as of June 30, 2025. During the three months ended June 30, 2025, the Company recorded a measurement period adjustment relating to post-closing adjustments that resulted in a $1.2 million reduction in the general holdback and a corresponding decrease in goodwill, bringing the total purchase consideration to $80.0 million. No deductions have been made to the tax holdback or indemnity holdback to date.
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” with the results of RepairPal’s operations included in the Company’s condensed consolidated financial statements from November 26, 2024. The Company allocated the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. During the six months ended June 30, 2025, the Company recorded measurement period adjustments to the purchase price allocation, which primarily resulted in a $0.7 million decrease in accounts receivable, a $0.1 million increase in other assets, a $0.5 million increase in accounts payable and accrued liabilities, and a $0.1 million net decrease in goodwill as the $1.2 million reduction in the general holdback in the current period substantially offset the $1.1 million increase in goodwill from the first quarter. The Company’s allocation of the purchase price is preliminary as the fair value of net assets acquired are still being finalized. Any material measurement period adjustments will be recorded in the period in which the adjustment is identified.
The updated preliminary purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

November 26, 2024
Fair value of purchase consideration:
Cash:
Distributed to RepairPal stockholders	$63,935
Paid on behalf of RepairPal stockholders	3,812
Holdbacks	12,294
Total purchase consideration	$80,041

Fair value of net assets acquired:
Cash and cash equivalents	$1,565
Accounts receivable	3,057
Intangibles	53,600
Goodwill	29,706
Other assets	620
Total assets acquired	88,548
Accounts payable and accrued liabilities	(3,816)
Deferred tax liability	(4,648)
Other liabilities	(43)
Total liabilities assumed	(8,507)
Net assets acquired	$80,041
The amounts assigned to each class of intangible assets acquired and their estimated useful lives are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Business relationships	$36,000	8.8 years
Developed technology	14,600	4.5 years
Trademarks	3,000	11.0 years
Weighted average		7.7 years
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
For the six months ended June 30, 2025, the Company recorded acquisition and integration costs of approximately $0.5 million, which were included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

8. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2024 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of June 30, 2025 or December 31, 2024 that would more likely than not reduce the fair value of goodwill below its carrying value.
The change in the carrying amount of goodwill during the six months ended June 30, 2025 was as follows (in thousands):

Balance as of December 31, 2024	$130,980
Measurement period adjustment	(63)
Effect of currency translation	5,608
Balance as of June 30, 2025	$136,525

Intangible assets that were not fully amortized as of June 30, 2025 and December 31, 2024 consisted of the following (dollars in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$45,918	$(10,587)	$35,331	7.9 years
Developed technology	22,309	(9,872)	12,437	3.8 years
Licensing agreements	6,141	(3,130)	3,011	4.7 years
Domain and data licenses	3,299	(2,952)	347	4.0 years
Trademarks	3,877	(1,059)	2,818	10.3 years
Total	$81,544	$(27,600)	$53,944

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$45,918	$(7,759)	$38,159	8.3 years
Developed technology	22,309	(8,250)	14,059	4.3 years
Licensing agreements	6,141	(2,808)	3,333	5.2 years
Domain and data licenses	3,194	(2,912)	282	4.4 years
Trademarks	3,877	(923)	2,954	10.8 years
Total	$81,439	$(22,652)	$58,787
Amortization expense related to intangible assets was $2.4 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, estimated future amortization expense was as follows (in thousands):

Remainder of 2025	$4,926
2026	9,856
2027	9,856
2028	9,460
2029	4,683
2030	2,907
Thereafter	12,256
Total amortization	$53,944
9. LEASES
The components of lease cost, net for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost(1)	$2,475	$4,746	$6,424	$9,688
Short-term lease cost (12 months or less)	114	96	230	193
Sublease income	(3,662)	(3,404)	(7,453)	(6,804)
Total lease cost, net	$(1,073)	$1,438	$(799)	$3,077
(1)    Includes a $1.2 million rent abatement received from the lessor upon satisfying certain terms at the end of the lease, which was recognized as a reduction to lease cost in the three and six months ended June 30, 2025.
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,314	$21,460
As of June 30, 2025, maturities of lease liabilities were as follows (in thousands):

Remainder of 2025	$6,470
2026	8,201
2027	8,088
2028	6,143
2029	2,870
2030	981
Thereafter	633
Total minimum lease payments	33,386
Less: imputed interest	(2,808)
Present value of lease liabilities	$30,578

As of June 30, 2025 and December 31, 2024, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years) — operating leases	3.9	3.3
Weighted-average discount rate — operating leases	4.8%	5.1%
10. OTHER NON-CURRENT ASSETS
Other non-current assets as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Deferred tax assets	$142,675	$139,588
Deferred contract costs	23,870	24,156
Other non-current assets	9,651	13,396
Total other non-current assets	$176,196	$177,140
11. CONTRACT BALANCES
The changes in the allowance for credit losses during the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$15,301	$13,768
Add: provision for credit losses	22,562	23,957
Less: write-offs, net of recoveries	(23,485)	(21,601)
Balance, end of period	$14,378	$16,124
In calculating the allowance for credit losses as of June 30, 2025 and 2024, the Company considered expectations of probable credit losses based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The decrease in the provision for credit losses in the six months ended June 30, 2025 as compared to the prior-year period was primarily due to lower customer delinquencies, partially offset by the increase in net revenue. The increase in write-offs, net of recoveries in the six months ended June 30, 2025 as compared to the prior-year period was a result of the ordinary course of business, reflecting the increase in net revenue.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in short-term deferred revenue during the six months ended June 30, 2025 were as follows (in thousands):

Six Months Ended June 30, 2025
Balance, beginning of period	$2,973
Less: recognition of deferred revenue from beginning balance	(2,593)
Add: net increase in current period contract liabilities	3,485
Balance, end of period	$3,865
The majority of the Company’s deferred revenue balance as of June 30, 2025 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending September 30, 2025. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of June 30, 2025. No other contract assets or liabilities were recorded on the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.
12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$11,881	$11,904
Employee-related liabilities	90,309	85,396
Taxes payable	2,491	9,528
Accrued cost of revenue	8,956	8,559
Other accrued liabilities	28,399	15,935
Total accounts payable and accrued liabilities	$142,036	$131,322
As of June 30, 2025, other accrued liabilities primarily consisted of accrued operating expenses and current holdback consideration related to the acquisition of RepairPal.
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
As of June 30, 2025, the Company had $12.3 million of letters of credit outstanding under the credit facility sub-limit. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the credit facility and the Company was in compliance with all conditions and covenants thereunder as of June 30, 2025.
14. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Common stock, $0.000001 par value	200,000	63,841	200,000	65,792
Undesignated preferred stock	10,000	—	10,000	—

Stock Repurchase Program
As of June 30, 2025, the Company’s board of directors had authorized the Company to repurchase up to an aggregate of $1.95 billion of its outstanding common stock, $202.3 million of which remained available as of June 30, 2025. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the six months ended June 30, 2025, the Company repurchased on the open market 3,542,330 shares for an aggregate purchase price of $128.4 million and retired 3,612,605 shares. As of June 30, 2025, the Company had a treasury stock balance of 30,585 shares, which were excluded from its outstanding share count as of such date and subsequently retired in July 2025.
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
Equity Incentive Plans
Stock Options
A summary of stock option activity for the six months ended June 30, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,464	$34.44	2.6	$14,407
Exercised	(28)	21.04
Canceled	(114)	53.24
Outstanding at June 30, 2025	2,322	$33.69	2.3	$7,038
Options vested and exercisable at June 30, 2025	2,322	$33.69	2.3	$7,038
RSUs
RSUs include PRSUs that are subject to either (a) a market condition or (b) the achievement of performance goals. As the PRSU activity during the six months ended June 30, 2025 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the six months ended June 30, 2025 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	6,715	$36.10
Granted	2,599	41.05
Vested(1)	(2,226)	37.00
Canceled	(313)	37.26
Nonvested at June 30, 2025(2)	6,775	$37.65
(1)    Includes 943,926 shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes 868,735 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the six months ended June 30, 2025 and 2024 was $83.2 million and $98.3 million, respectively. As of June 30, 2025, the Company had approximately $226.1 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.1 years.
Employee Stock Purchase Plan
There were 351,911 shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”) at a weighted-average purchase price of $32.44 per share during the three and six months ended June 30, 2025. There were 387,968 shares purchased by employees under the ESPP at a weighted-average purchase price of $31.42 per share during the three and six months ended June 30, 2024. The Company recognized stock-based compensation expense related to the ESPP of $0.9 million during each of the three months ended June 30, 2025 and 2024, and $2.0 million during each of the six months ended June 30, 2025 and 2024.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,070	$1,397	$2,241	$2,798
Sales and marketing	7,295	8,618	14,934	17,317
Product development	17,846	22,534	37,255	46,187
General and administrative	8,564	8,665	17,814	17,622
Total stock-based compensation recorded to income before income taxes	34,775	41,214	72,244	83,924
Benefit from income taxes	(7,008)	(8,060)	(14,419)	(16,455)
Total stock-based compensation recorded to net income attributable to common stockholders	$27,767	$33,154	$57,825	$67,469
The Company capitalized $3.0 million and $3.2 million of stock-based compensation expense as website and internal-use software development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended June 30, 2025 and 2024, respectively, and $5.8 million and $5.9 million in the six months ended June 30, 2025 and 2024, respectively.
15. OTHER INCOME, NET
Other income, net for the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income, net	$3,451	$5,424	$6,963	$11,088
Transaction gain (loss) on foreign exchange, net	320	(61)	376	(203)
Release of nonrecurring tax reserve(1)	—	3,102	—	3,102
Other non-operating income, net	1,924	1,857	4,127	4,059
Other income, net	$5,695	$10,322	$11,466	$18,046
(1) Represents the release of a reserve related to a one-time payroll tax credit.

16. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the six months ended June 30, 2025 was $25.7 million, which was due to $23.2 million of U.S. federal, state and foreign income tax expense and $2.5 million of net discrete tax expense primarily related to interest on uncertain tax positions. The provision for income taxes for the six months ended June 30, 2024 was $16.8 million, which was due to $18.4 million of U.S. federal, state and foreign income tax expense, partially offset by $1.6 million of net discrete tax benefit primarily related to stock-based compensation.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three and six months ended June 30, 2025 and 2024, the difference between the effective tax rate and the federal statutory tax rate was primarily related to tax credits, offset by stock-based compensation and other non-deductible expenses.
As of June 30, 2025, the Company had $47.4 million of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.
As of June 30, 2025, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $50.7 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2012 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2018 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of June 30, 2025, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.
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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income per share:
Net income attributable to common stockholders	$44,089	$38,036	$68,480	$52,190
Shares used in computation:
Weighted-average common shares outstanding	64,145	67,815	64,700	68,187
Basic net income per share attributable to common stockholders:	$0.69	$0.56	$1.06	$0.77

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Diluted net income per share:
Net income attributable to common stockholders	$44,089	$38,036	$68,480	$52,190
Shares used in computation:
Weighted-average common shares outstanding	64,145	67,815	64,700	68,187
Stock options	262	356	294	414
RSUs	1,270	2,268	1,613	2,971
ESPP	6	5	3	2
Number of shares used in diluted calculation	65,683	70,444	66,610	71,574
Diluted net income per share attributable to common stockholders:	$0.67	$0.54	$1.03	$0.73
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	893	672	543	677
RSUs	3,278	1,993	3,369	1,604
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

The following table presents a reconciliation of segment net income to net income attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$370,394	$357,016	$728,928	$689,768
Less:
Employee expenses (exclusive of stock-based compensation)(1)	180,686	170,194	365,272	351,110
Cost of revenue (exclusive of depreciation and amortization and stock-based compensation)	34,378	29,280	68,034	55,235
Stock-based compensation	34,775	41,214	72,244	83,924
Other segment items(2)	49,205	56,674	104,447	110,974
Depreciation and amortization	12,365	9,585	24,715	19,515
Provision for income taxes	14,896	12,033	25,736	16,820
Segment net income	$44,089	$38,036	$68,480	$52,190

Reconciliation of segment net income to net income attributable to common stockholders
Adjustments and reconciling items	—	—	—	—
Net income attributable to common stockholders	$44,089	$38,036	$68,480	$52,190
(1)    Includes expenses related to employees working in the sales and marketing, product development, and general and administrative departments and excludes expenses related to employees working in the infrastructure department whose costs are included in the cost of revenue (exclusive of depreciation and amortization and stock-based compensation) line.
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

The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue by product:
Advertising revenue by category:
Services	$240,802	$222,955	$472,378	$426,243
Restaurants, Retail & Other	112,895	118,383	223,320	232,733
Advertising	353,697	341,338	695,698	658,976
Other	16,697	15,678	33,230	30,792
Total net revenue	$370,394	$357,016	$728,928	$689,768
During the three and six months ended June 30, 2025 and 2024, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$367,872	$354,367	$724,036	$684,503
All other countries	2,522	2,649	4,892	5,265
Total net revenue	$370,394	$357,016	$728,928	$689,768
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
United States	$80,583	$71,641
All other countries	3,651	4,028
Total long-lived assets	$84,234	$75,669
19. SUBSEQUENT EVENTS
In July 2025, the congressional bill known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which, among other things, restored certain favorable corporate tax provisions, including permitting full expensing of domestic research and development expenses. The Company is currently assessing OBBBA’s impact on its consolidated financial statements.

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a CPC basis. In the three months ended June 30, 2025, our net revenue was $370.4 million, up 4% from the three months ended June 30, 2024, and we recorded net income of $44.1 million and adjusted EBITDA of $100.5 million. In the six months ended June 30, 2025, our net revenue was $728.9 million, up 6% from the six months ended June 30, 2024, and we recorded net income of $68.5 million and adjusted EBITDA of $185.4 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see “Non-GAAP Financial Measures” below.
In the second quarter of 2025, our strategic investments in product and marketing continued to drive progress on our revenue growth initiatives:
•Lead in Services. Advertising revenue from Services businesses increased by 8% year over year in the second quarter, driven by growth in the Home Services category as well as the Auto Services category, which includes revenue generated from RepairPal. Request-a-Quote projects were flat year over year. Excluding projects acquired through our paid search initiative, they increased by approximately 10% year over year, driven by improvements to the flow and our AI chatbot, Yelp Assistant. Yelp Assistant maintained strong momentum, as project submissions through this tool increased by more than 400% year over year. We introduced a number of new labels and filters to the business owner inbox in the second quarter to help service professionals better manage their leads and respond to consumers more quickly, which led to improvements in both response time and response quality.
•Drive advertiser value. In the second quarter, we focused on further optimizing advertisers’ budgets by prioritizing the most relevant ad content for consumers searching for local businesses. Ad clicks declined by 7% year over year, primarily due to macroeconomic and competitive pressures in Restaurants, Retail & Other (“RR&O”) categories and, to a lesser extent, reduced spend on acquiring Services projects through paid search in the current-year period. Average CPC increased by 11% year over year in the second quarter, reflecting growth in Services advertiser demand and fewer clicks overall as we focused on improving the quality of our ad clicks. More recently, we launched co-branded showcase ads, which enable brand advertisers to promote their local business partners alongside a customized offer or message with an image or video, and began testing Yelp Host, our AI-powered call answering service for restaurants.
•Transform the consumer experience. We continued to invest in the consumer experience in the second quarter with a portfolio of product initiatives aimed at making Yelp even more engaging and useful to consumers. We made a number of user experience and backend improvements to the search experience, which now leverages AI to provide results to natural language queries from users. These enhancements led to an increase in connections, such as website clicks, between consumers and businesses following implementation. We also continued to make progress bringing Yelp Assistant to additional entry points and categories.
In the second quarter, the Services categories continued to drive our business performance amid an uncertain macroeconomic environment, while RR&O businesses faced ongoing operating challenges affecting businesses in these categories. We expect heightened macroeconomic uncertainties and advertiser caution to persist in the third quarter. As a result, we expect net revenue to remain approximately flat and adjusted EBITDA to decrease sequentially in the third quarter. We also expect expenses to increase in the second half of 2025, primarily driven by cost of revenue and seasonal sales and marketing expenses.

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
The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Ad Clicks	(7)%	9%	(5)%	9%
Average CPC	11%	(1)%	10%	(1)%
In the three and six months ended June 30, 2025, advertising revenue grew 4% and 6% year over year, respectively, driven in part by year over year increases in revenue from the sale of Yelp advertising products resulting from increases in average CPC, partially offset by decreases in ad clicks. Average CPC increased in the three and six months ended June 30, 2025 due to strong advertiser demand in Services categories, as reflected in the increases in Services paying advertising locations and average revenue per Services location,1 and fewer clicks overall. The decreases in ad clicks were primarily driven by macroeconomic and competitive pressures in RR&O categories and, to a lesser extent, reduced spend on paid project acquisitions in the current-year periods.
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
The following table presents our advertising revenue by category for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Services	$240,802	$222,955	8%	$472,378	$426,243	11%
Restaurants, Retail & Other	112,895	118,383	(5)%	223,320	232,733	(4)%
Total Advertising Revenue	$353,697	$341,338	4%	$695,698	$658,976	6%
Services revenue growth in the three and six months ended June 30, 2025 was driven by growth in the Home Services category as well as the Auto Services category, which includes revenue from RepairPal. RepairPal contributed approximately two percentage points of the year-over-year growth in total advertising revenue in each of the three and six months ended June 30, 2025.
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
For the three and six months ended June 30, 2025, Services paying advertising locations include business locations from which RepairPal recognized revenue. While the addition of these locations did not have a material impact on the overall number of paying advertising locations, it contributed approximately one half of the year-over-year increase in Services paying advertising locations in each of the three and six months ended June 30, 2025 shown in the table below.
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
The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
Services	260	254	2%	260	253	3%
Restaurants, Retail & Other	255	277	(8)%	256	277	(8)%
Total Paying Advertising Locations	515	531	(3)%	516	530	(3)%
Paying advertising locations decreased in the three and six months ended June 30, 2025 compared to the prior-year periods as the decreases in paying advertising locations in RR&O categories offset growth in Services paying advertising locations. We believe the decrease in RR&O paying advertising locations reflects the challenging operating environment facing businesses in these categories and, to a lesser extent, competition for ad spend from such businesses, including from food ordering and delivery providers.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2025 or any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change(1)	2025	2024	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$240,802	$222,955	$17,847	8%	$472,378	$426,243	$46,135	11%
Restaurants, Retail & Other	112,895	118,383	(5,488)	(5)%	223,320	232,733	(9,413)	(4)%
Advertising	353,697	341,338	12,359	4%	695,698	658,976	36,722	6%
Other	16,697	15,678	1,019	6%	33,230	30,792	2,438	8%
Total net revenue	370,394	357,016	13,378	4%	728,928	689,768	39,160	6%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	35,447	30,677	4,770	16%	70,275	58,032	12,243	21%
Sales and marketing	144,612	150,293	(5,681)	(4)%	290,896	298,084	(7,188)	(2)%
Product development	78,362	82,080	(3,718)	(5)%	162,267	173,307	(11,040)	(6)%
General and administrative	46,318	44,634	1,684	4%	98,025	89,866	8,159	9%
Depreciation and amortization	12,365	9,585	2,780	29%	24,715	19,515	5,200	27%
Total costs and expenses	317,104	317,269	(165)	—%	646,178	638,804	7,374	1%
Income from operations	53,290	39,747	13,543	34%	82,750	50,964	31,786	62%
Other income, net	5,695	10,322	(4,627)	(45)%	11,466	18,046	(6,580)	(36)%
Income before income taxes	58,985	50,069	8,916	18%	94,216	69,010	25,206	37%
Provision for income taxes	14,896	12,033	2,863	24%	25,736	16,820	8,916	53%
Net income attributable to common stockholders	$44,089	$38,036	$6,053	16%	$68,480	$52,190	$16,290	31%
(1)    Percentage changes may not recalculate using the rounded numbers presented in this table.
Three and Six Months Ended June 30, 2025 and 2024
Net Revenue
Advertising. We generate advertising revenue from the sale of our advertising products — including business page upgrades and performance-based advertising in search results and elsewhere on our platform — to businesses of all sizes, from single-location local businesses to multi-location national businesses (“Yelp Ads”). Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of advertising inventory through third-party ad networks, as well as revenue generated from RepairPal. We present advertising revenue on a disaggregated basis for our high-level category groupings, Services and RR&O.
Advertising revenue for the three and six months ended June 30, 2025 increased 4% and 6% year over year, respectively, as a result of increases in revenue from Services businesses, partially offset by decreases in revenue from RR&O businesses. The increases in Services revenue were driven by growth in revenue from Yelp Ads, due to increases in average CPC, partially offset by decreases in ad clicks, as well as the addition of revenue from RepairPal. Revenue from RepairPal contributed approximately two percentage points of the year-over-year growth in total advertising revenue in each of the three and six months ended June 30, 2025.
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
Other revenue for the three and six months ended June 30, 2025 increased compared to the prior-year periods primarily due to increases in revenue from our Yelp Guest Manager, Yelp Fusion Insights and Yelp Fusion programs. These increases were partially offset by a lower volume of food takeout and delivery orders.
Trends and Uncertainties of Net Revenue. Net revenue increased in the three months ended June 30, 2025 compared to the three months ended March 31, 2025 primarily due to increased advertiser demand in Services categories. While we expect our strategic initiatives will continue to drive momentum, we anticipate macroeconomic challenges and their impacts on advertiser demand to offset, with net revenue remaining approximately flat in the three months ending September 30, 2025.
Costs and Expenses
Cost of Revenue (exclusive of depreciation and amortization). Our cost of revenue consists primarily of website infrastructure expense, which includes website hosting costs and employee-related costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app, and excludes depreciation and amortization expense. Cost of revenue also includes third-party advertising fulfillment costs, credit card processing fees and revenue share payments, which primarily consist of payments to RepairPal referral partners.
Cost of revenue for the three and six months ended June 30, 2025 increased compared to the prior-year periods, primarily due to:
•increases in website infrastructure expense of $1.5 million and $3.7 million, respectively, as a result of maintaining and improving our infrastructure;
•increases in revenue share payments of $1.4 million and $2.7 million, respectively, due to our acquisition of RepairPal;
•increases in merchant credit card processing fees of $0.8 million and $1.6 million, respectively, due to increases in advertising revenue; and
•increases in advertising fulfillment costs of $0.7 million and $3.3 million, respectively, largely attributable to the expanded efforts to syndicate advertising budgets on third-party sites. For the three-month period, the increase was partially offset by a decrease in Yelp Audiences spend.
We expect cost of revenue to increase on an absolute dollar basis in 2025 compared to 2024, primarily due to our acquisition of RepairPal.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee-related costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses for the three and six months ended June 30, 2025 decreased compared to the prior-year periods, primarily due to:
•decreases in marketing and advertising costs of $7.2 million and $12.0 million, respectively, mainly driven by decreased spending on acquiring Services projects through paid search, partially offset by increases in costs for business owner marketing; and
•decreases in workplace operating costs of $3.5 million and $3.9 million, respectively, primarily due to reductions in our leased office space.
These decreases were partially offset by increases in sales and marketing employee-related costs of $5.1 million and $8.8 million, respectively, primarily resulting from higher average headcount in sales and marketing roles.
We expect sales and marketing expenses to remain relatively consistent on an absolute dollar basis in 2025 compared to 2024 as the expenses associated with the additional headcount from the acquisition of RepairPal are offset by the reduction in spend on acquiring Services projects through paid search. However, we expect sales and marketing expenses to decrease as a percentage of net revenue.
Product Development. Our product development expenses primarily consist of employee-related costs (including bonuses and stock-based compensation expense, net of capitalized employee-related costs associated with capitalized website and internal-use software development) for our engineers, product management and corporate infrastructure employees. In addition, product development expenses include allocated workplace and other supporting overhead costs.
Product development expenses for the three and six months ended June 30, 2025 decreased compared to the prior-year periods, primarily due to decreases in employee-related costs of $3.1 million and $10.4 million, respectively, resulting from lower average headcount in product development roles and more employee-related costs being capitalized.
We expect product development expenses to increase on an absolute dollar basis in 2025 compared to 2024, but remain relatively consistent as a percentage of net revenue.
General and Administrative. Our general and administrative expenses primarily consist of employee-related costs (including bonuses and stock-based compensation expense) for our executive, finance, user operations, legal, people operations and other administrative employees. Our general and administrative expenses also include our provision for credit losses, certain consulting and professional services costs, including litigation settlements, as well as allocated workplace and other supporting overhead costs.
General and administrative expenses for the three and six months ended June 30, 2025 increased compared to the prior-year periods, primarily due to increases in general and administrative employee-related costs of $1.5 million and $3.2 million, respectively, primarily driven by higher cost of labor partially offset by lower average headcount in general and administrative roles.
For the six-month period, the year-over-year increase was also attributable to:
•expenses in connection with an indemnification obligation assumed in the RepairPal acquisition of $5.2 million; and
•an increase of $1.2 million in consulting costs.
These increases were partially offset by a decrease in our provision for credit losses of $1.4 million primarily due to lower customer delinquencies, partially offset by the increase in net revenue.
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
Amortization expense for the three and six months ended June 30, 2025 increased by $2.1 million and $4.2 million, respectively, from the prior-year periods, mainly as a result of intangible assets acquired in the RepairPal acquisition. See Note 7, “Acquisition,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further details.
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
Other income, net for the three and six months ended June 30, 2025 decreased compared to the prior-year periods primarily due to the release of a $3.1 million reserve related to a one-time payroll tax credit in the prior-year periods, as well as decreases in interest income of $1.6 million and $3.5 million, respectively, as a result of lower cash, cash equivalents, and marketable securities balances and lower federal interest rates.
Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Provision for income taxes for the three and six months ended June 30, 2025 increased from the prior-year periods primarily due to increases in profit before tax in the current-year periods as well as increases in the discrete tax expense primarily related to stock-based compensation and uncertain tax positions.

As of December 31, 2024, we had approximately $139.6 million in net deferred tax assets (“DTAs”). As of June 30, 2025, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
In July 2025, the congressional bill known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which, among other things, restored certain favorable corporate tax provisions, including permitting full expensing of domestic research and development expenses. We are currently assessing the OBBBA’s impact on our consolidated financial statements; however, based on our preliminary analysis, we expect our cash tax payments for the remainder of 2025 to be reduced by approximately $25 million to $35 million. We currently do not expect the OBBBA to have a material impact on our 2025 estimated annual effective tax rate calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
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

The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$44,089	$38,036	$68,480	$52,190
Provision for income taxes	14,896	12,033	25,736	16,820
Other income, net(1)	(5,695)	(10,322)	(11,466)	(18,046)
Depreciation and amortization	12,365	9,585	24,715	19,515
Stock-based compensation	34,775	41,214	72,244	83,924
Expenses related to acquired indemnification obligation(2)(3)	55	—	5,181	—
Acquisition and integration costs(2)	—	—	539	—
Fees related to shareholder activism(2)	—	569	—	1,168
Adjusted EBITDA	$100,485	$91,115	$185,429	$155,571

Net revenue	$370,394	$357,016	$728,928	$689,768
Net income margin	12%	11%	9%	8%
Adjusted EBITDA margin	27%	26%	25%	23%
(1)    Includes the release of a $3.1 million reserve related to a one-time payroll tax credit in the three and six months ended June 30, 2024.
(2)    Recorded within general and administrative expenses on our condensed consolidated statements of operations.
(3)    Represents expenses recorded in connection with an indemnification obligation assumed in the RepairPal acquisition, which we do not consider to be part of our ongoing operations. We expect to be indemnified for such expenses and will also exclude any such amounts from adjusted EBITDA.
Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$156,029	$112,544
Purchases of property, equipment and software	(23,555)	(16,574)
Free cash flow	$132,474	$95,970

Net cash used in investing activities	$(26,620)	$(23,046)

Net cash used in financing activities	$(151,582)	$(150,411)

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of June 30, 2025, we had cash and cash equivalents of $197.7 million and marketable securities of $103.4 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three months or less. Our cash held internationally as of June 30, 2025 was $35.4 million. As of June 30, 2025, we also had $10.0 million of investments in certificates of deposit with minority depository financial institutions.
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
As of June 30, 2025, we were in compliance with all covenants and there were no loans outstanding under the credit facility. We had $12.3 million of letters of credit under the sub-limit primarily related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $112.7 million remained available under the credit facility as of June 30, 2025.
For additional details regarding the credit facility, see Note 13, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” included under Part I, Item 1A in our Annual Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; income tax payments; purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. For example, we are still assessing the OBBBA’s impact on our income tax payments for 2025 and beyond. We are not able to reasonably estimate the timing of future cash flows related to $51.5 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2025 to 2031. Our cash requirements related to these lease agreements are $33.4 million, of which $11.0 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $18.6 million. See Note 9, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $151.9 million, of which approximately $62.4 million is expected to be paid within the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$156,029	$112,544
Net cash used in investing activities	$(26,620)	$(23,046)
Net cash used in financing activities	$(151,582)	$(150,411)
Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2025 increased by $43.5 million compared to the prior-year period, primarily as a result of an increase of $38.2 million in cash collected from customers mainly due to the increase in revenue, and the payment of $15.0 million to settle the CIPA Action in the prior-year period, which did not recur in the current-year period.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2025 increased compared to the prior-year period primarily due to an increase in capitalized website and internal-use software development costs, partially offset by decreases in purchases of other investments and net purchases of marketable securities.
Financing Activities. Net cash used in financing activities during the six months ended June 30, 2025 increased compared to the prior-year period primarily due to an increase in repurchases of our common stock and a decrease in proceeds from the issuance of common stock under employee stock-based plans, partially offset by a decrease in taxes paid related to the net share settlement of equity awards.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors (the “Board”) has authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, $176.2 million of which remained available as of August 1, 2025.
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
During the six months ended June 30, 2025, we repurchased on the open market 3,542,330 shares for an aggregate purchase price of $128.4 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended June 30, 2025 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 - April 30, 2025	812	$34.38	812	$240,339
May 1 - May 31, 2025	301	$37.78	301	$228,954
June 1 - June 30, 2025	740	$36.00	740	$202,310
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our Board authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, of which $176.2 million remained available as of August 1, 2025. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program” included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases, net of shares issued, as a result of the Inflation Reduction Act of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On May 14, 2025, Craig Saldanha, our Chief Product Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to approximately 10,800 shares of our common stock that may vest during the plan period, net of any shares we withhold to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards, the amount of which cannot currently be determined. The plan will terminate on the earlier of May 29, 2026 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.
On May 19, 2025, Jeremy Stoppelman, our Chief Executive Officer, as trustee for the Jeremy Stoppelman Revocable Trust, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 726,200 shares of our common stock held by the Jeremy Stoppelman Revocable Trust. The plan will terminate on the earlier of April 30, 2026 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

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

YELP INC.
Date:	August 8, 2025	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)