Form 10-Q
period 2025-09-30
YELP INC
filed 2025-11-07
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of October 31, 2025, there were 61,491,989 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
•our investment plans and priorities, including planned investments in product development, marketing and our sales channels, and our ability to execute against those plans and priorities and the results thereof;
•our plans regarding the integration of artificial intelligence (“AI”) technologies into our strategy and products as well as the expected benefits therefrom;
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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), such as:
•adverse macroeconomic conditions, including related to labor and supply chain issues, inflation and recessionary concerns, interest rates and tariffs, and their impact on consumer behavior, user activity and advertiser spending;
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
•our use of AI in our products and business operations;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$231,071	$217,325
Short-term marketable securities	102,482	100,581
Accounts receivable (net of allowance for credit losses of $14,997 and $15,301 at September 30, 2025 and December 31, 2024, respectively)	153,481	155,325
Prepaid expenses and other current assets	63,264	43,648
Total current assets	550,298	516,879
Property, equipment and software, net	89,763	75,669
Operating lease right-of-use assets	17,550	24,112
Goodwill	135,683	130,980
Intangibles, net	51,491	58,787
Other non-current assets	145,099	177,140
Total assets	$989,884	$983,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$168,552	$131,322
Operating lease liabilities — current	8,447	20,679
Deferred revenue	7,120	2,973
Total current liabilities	184,119	154,974
Operating lease liabilities — long-term	18,953	22,470
Other long-term liabilities	53,659	62,154
Total liabilities	256,731	239,598
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.000001 par value — 200,000 shares authorized, 62,141 shares issued and outstanding at September 30, 2025, and 65,792 shares issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	1,982,069	1,903,598
Treasury stock	(2,579)	(3,909)
Accumulated other comprehensive loss	(7,832)	(15,431)
Accumulated deficit	(1,238,505)	(1,140,289)
Total stockholders’ equity	733,153	743,969
Total liabilities and stockholders’ equity	$989,884	$983,567

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$376,038	$360,344	$1,104,966	$1,050,112
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	36,288	32,382	106,563	90,414
Sales and marketing	150,740	144,631	441,636	442,715
Product development	78,137	77,748	240,404	251,055
General and administrative	45,462	49,605	143,487	139,471
Depreciation and amortization	12,526	9,326	37,241	28,841
Total costs and expenses	323,153	313,692	969,331	952,496
Income from operations	52,885	46,652	135,635	97,616
Other income, net	5,350	7,231	16,816	25,277
Income before income taxes	58,235	53,883	152,451	122,893
Provision for income taxes	18,911	15,443	44,647	32,263
Net income attributable to common stockholders	$39,324	$38,440	$107,804	$90,630
Net income per share attributable to common stockholders
Basic	$0.62	$0.57	$1.68	$1.34
Diluted	$0.61	$0.56	$1.63	$1.27
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	63,025	67,219	64,136	67,862
Diluted	64,216	69,163	65,975	71,109

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders	$39,324	$38,440	$107,804	$90,630
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(715)	2,905	7,566	1,223
Unrealized gain on available-for-sale debt securities, net of tax	22	694	33	444
Other comprehensive (loss) income	(693)	3,599	7,599	1,667
Comprehensive income	$38,631	$42,039	$115,403	$92,297

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2024	67,622	$—	$1,848,677	$(806)	$(14,134)	$(1,098,390)	$735,347
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	714	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	41,954	—	—	—	41,954
Taxes withheld related to net share settlement of equity awards	—	—	(16,953)	—	—	—	(16,953)
Repurchases of common stock	—	—	—	(62,847)	—	—	(62,847)
Retirement of common stock	(1,698)	—	—	60,746	—	(60,746)	—
Other comprehensive income	—	—	—	—	3,599	—	3,599
Net income	—	—	—	—	—	38,440	38,440
Balance as of September 30, 2024	66,638	$—	$1,873,678	$(2,907)	$(10,535)	$(1,120,696)	$739,540

Balance as of June 30, 2025	63,841	$—	$1,958,370	$(1,044)	$(7,139)	$(1,203,783)	$746,404
Issuance of common stock upon exercises of employee stock options	14	—	272	—	—	—	272
Issuance of common stock upon vesting of RSUs, net	536	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	34,998	—	—	—	34,998
Taxes withheld related to net share settlement of equity awards	—	—	(11,571)	—	—	—	(11,571)
Repurchases of common stock	—	—	—	(75,581)	—	—	(75,581)
Retirement of common stock	(2,250)	—	—	74,046	—	(74,046)	—
Other comprehensive loss	—	—	—	—	(693)	—	(693)
Net income	—	—	—	—	—	39,324	39,324
Balance as of September 30, 2025	62,141	$—	$1,982,069	$(2,579)	$(7,832)	$(1,238,505)	$733,153

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2023	68,864	$—	$1,786,667	$(282)	$(12,202)	$(1,024,649)	$749,534
Issuance of common stock upon exercises of employee stock options	37	—	1,244	—	—	—	1,244
Issuance of common stock upon vesting of RSUs, net	2,245	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	388	—	12,192	—	—	—	12,192
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	131,929	—	—	—	131,929
Taxes withheld related to net share settlement of equity awards	—	—	(58,354)	—	—	—	(58,354)
Repurchases of common stock	—	—	—	(189,302)	—	—	(189,302)
Retirement of common stock	(4,896)	—	—	186,677	—	(186,677)	—
Other comprehensive income	—	—	—	—	1,667	—	1,667
Net income	—	—	—	—	—	90,630	90,630
Balance as of September 30, 2024	66,638	$—	$1,873,678	$(2,907)	$(10,535)	$(1,120,696)	$739,540

Balance as of December 31, 2024	65,792	$—	$1,903,598	$(3,909)	$(15,431)	$(1,140,289)	$743,969
Issuance of common stock upon exercises of employee stock options	42	—	877	—	—	—	877
Issuance of common stock upon vesting of RSUs, net	1,818	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	352	—	11,418	—	—	—	11,418
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	113,075	—	—	—	113,075
Taxes withheld related to net share settlement of equity awards	—	—	(46,899)	—	—	—	(46,899)
Repurchases of common stock	—	—	—	(204,690)	—	—	(204,690)
Retirement of common stock	(5,863)	—	—	206,020	—	(206,020)	—
Other comprehensive income	—	—	—	—	7,599	—	7,599
Net income	—	—	—	—	—	107,804	107,804
Balance as of September 30, 2025	62,141	$—	$1,982,069	$(2,579)	$(7,832)	$(1,238,505)	$733,153

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$107,804	$90,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,241	28,841
Provision for credit losses	34,155	35,111
Stock-based compensation	105,125	123,396
Amortization of right-of-use assets	8,834	11,363
Deferred income taxes	29,829	(17,408)
Amortization of deferred contract cost	17,963	18,604
Asset impairment	—	5,914
Other adjustments, net	2,523	(2,717)
Changes in operating assets and liabilities:
Accounts receivable	(33,013)	(44,095)
Prepaid expenses and other assets	(32,692)	(14,302)
Operating lease liabilities	(18,284)	(29,333)
Accounts payable, accrued liabilities and other liabilities	28,062	8,838
Net cash provided by operating activities	287,547	214,842
Investing Activities
Purchases of marketable securities — available-for-sale	(60,987)	(89,251)
Sales and maturities of marketable securities — available-for-sale	59,782	83,380
Purchases of other investments	(700)	(2,500)
Purchases of property, equipment and software	(36,136)	(26,337)
Other investing activities	64	268
Net cash used in investing activities	(37,977)	(34,440)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	12,295	13,436
Taxes paid related to the net share settlement of equity awards	(46,624)	(58,044)
Repurchases of common stock	(203,450)	(188,399)
Net cash used in financing activities	(237,779)	(233,007)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,016	580
Change in cash, cash equivalents and restricted cash	13,807	(52,025)
Cash, cash equivalents and restricted cash — Beginning of period	217,682	314,002
Cash, cash equivalents and restricted cash — End of period	$231,489	$261,977
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$28,163	$35,731
Supplemental Disclosures of Noncash Investing and Financing Activities
Release of acquisition holdback consideration not yet paid	$1,206	$—
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$3,461	$2,593
Repurchases of common stock recorded in accounts payable and accrued liabilities	$1,414	$1,411
Excise tax accrued on net stock repurchases	$1,240	$903
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
Recent Accounting Pronouncements Not Yet Effective
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires the disclosure of specific categories in the rate reconciliation and greater disaggregation for income taxes paid. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 and should be adopted on a prospective basis with retrospective application permitted. The Company expects ASU 2023-09 to only impact related disclosures.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency regarding the expense captions presented on the condensed consolidated statements of operations. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 can be applied either prospectively or retrospectively.. The Company is currently evaluating the impact of ASU 2024-03 on its related disclosures.
In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05, but does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which amends the accounting for internal-use software by requiring that an entity start capitalizing software costs once management has authorized and committed funding for the project and it is probable that the project will be completed and the software will be used as intended. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-06 can be applied using a prospective transition approach, a modified transition approach or a retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash	$115,748	$87,056
Cash equivalents	115,323	130,269
Total cash and cash equivalents	231,071	217,325
Restricted cash	418	357
Total cash, cash equivalents and restricted cash	$231,489	$217,682
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.

3. MARKETABLE SECURITIES
Short-term investments consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of investments as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Certificates of deposit	$2,515	$—	$—	$2,515
Commercial paper	3,241	—	—	3,241
Corporate bonds	37,078	95	(11)	37,162
U.S. government securities	59,466	102	(4)	59,564
Total short-term marketable securities	$102,300	$197	$(15)	$102,482

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term marketable securities:
Certificates of deposit	$1,282	$—	$—	$1,282
Commercial paper	8,867	—	—	8,867
Corporate bonds	38,505	42	(64)	38,483
Agency bonds	1,237	1	—	1,238
U.S. government securities	50,554	177	(20)	50,711
Total short-term marketable securities	$100,445	$220	$(84)	$100,581
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	September 30, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$11,544	$(11)	$—	$—	$11,544	$(11)
U.S. government securities	4,590	(2)	2,045	(2)	6,635	(4)
Total	$16,134	$(13)	$2,045	$(2)	$18,179	$(15)

	December 31, 2024
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$18,285	$(64)	$—	$—	$18,285	$(64)
U.S. government securities	2,038	(20)	—	—	2,038	(20)
Total	$20,323	$(84)	$—	$—	$20,323	$(84)
For the nine months ended September 30, 2025 and 2024, the Company did not recognize any credit loss related to available-for-sale marketable securities.

The contractual maturities for marketable securities classified as available-for-sale as of September 30, 2025 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$57,152	$57,214
Due in one to five years	45,148	45,268
Total	$102,300	$102,482
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
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$86,924	$—	$—	$86,924	$102,793	$—	$—	$102,793
Marketable securities:
Certificates of deposit	—	2,515	—	2,515	—	1,282	—	1,282
Commercial paper	—	3,241	—	3,241	—	8,867	—	8,867
Corporate bonds	—	37,162	—	37,162	—	38,483	—	38,483
Agency bonds	—	—	—	—	—	1,238	—	1,238
U.S. government securities	—	59,564	—	59,564	—	50,711	—	50,711
Other investments:
Certificates of deposit(1)	—	10,000	—	10,000	—	10,000	—	10,000
Total cash equivalents, marketable securities and other investments	$86,924	$112,482	$—	$199,406	$102,793	$110,581	$—	$213,374
(1) Reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Certain long- and indefinite-lived assets are recognized at fair value on a nonrecurring basis, including assets that are written down as a result of an impairment. The Company recognized impairment charges related to right-of-use (“ROU”) assets and leasehold improvements associated with certain office space that it subleased during the three and nine months ended September 30, 2024. See Note 9, “Leases,” for further details. The Company estimated the fair value of these assets as of the impairment dates using an income approach based on discounted cash flows expected to be received for the subleased properties. This valuation technique relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to their present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$20,978	$18,615
Certificates of deposit	10,000	10,000
Other current assets	32,286	15,033
Total prepaid expenses and other current assets	$63,264	$43,648
As of September 30, 2025, other current assets primarily consisted of income taxes receivable.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Capitalized website and internal-use software development costs	$339,216	$299,177
Leasehold improvements	27,515	55,875
Computer equipment	26,996	27,272
Furniture and fixtures	1,034	8,911
Telecommunication	162	262
Software	1,091	1,104
Total	396,014	392,601
Less: accumulated depreciation and amortization	(306,251)	(316,932)
Property, equipment and software, net	$89,763	$75,669
Depreciation and amortization expense related to property, equipment and software was $10.0 million and $9.0 million for the three months ended September 30, 2025 and 2024, respectively, and $29.8 million and $27.8 million for the nine months ended September 30, 2025 and 2024, respectively.
7. ACQUISITION
On November 26, 2024, the Company acquired auto services platform RepairPal, Inc. (“RepairPal”). The key purpose underlying the Company’s acquisition of RepairPal was to accelerate its efforts in Services categories by expanding its offerings in the auto services advertising vertical.
In connection with the acquisition, all outstanding capital stock, options and warrants to purchase capital stock of RepairPal were converted into the right to receive an aggregate of $80.0 million in cash, subject to customary post-closing adjustments based on net working capital, indebtedness and third-party expenses. The preliminary total purchase consideration was $81.2 million and reflected a $1.2 million adjustment from the contractual purchase price. Of the total amount of consideration, the following amounts were initially held back to secure the Company’s right of indemnity under the Agreement and Plan of Merger: (1) $8.0 million, for a 15-month period after closing (the “general holdback”); (2) $2.0 million, for a 24-month period after closing (the “tax holdback”); and (3) $3.5 million, until 30 days following the final, non-appealable resolution of certain legal matters (the “indemnity holdback”). The Company recorded the $13.5 million of holdbacks in other long-term liabilities on the condensed consolidated balance sheets as of December 31, 2024, of which $10.3 million was reclassified to accounts payable and accrued liabilities as of September 30, 2025.
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” with the results of RepairPal’s operations included in the Company’s condensed consolidated financial statements from November 26, 2024. The Company allocated the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. During the nine months ended September 30, 2025, the Company recorded measurement period adjustments to the purchase price allocation, which primarily resulted in a $1.2 million reduction in the general holdback, bringing the total purchase consideration to $80.0 million, as well as a $0.7 million decrease in accounts receivable, a $0.1 million increase in other assets, a $0.5 million increase in accounts payable and accrued liabilities, a $0.9 million decrease in deferred tax liability and a $0.9 million net decrease in goodwill. The Company’s allocation of the purchase price is preliminary as the fair value of net assets acquired are still being finalized. Any material measurement period adjustments will be recorded in the period in which the adjustment is identified.
The updated preliminary purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

November 26, 2024
Fair value of purchase consideration:
Cash:
Distributed to RepairPal stockholders	$63,935
Paid on behalf of RepairPal stockholders	3,812
Holdbacks	12,294
Total purchase consideration	$80,041

Fair value of net assets acquired:
Cash and cash equivalents	$1,565
Accounts receivable	3,057
Intangibles	53,600
Goodwill	28,825
Other assets	620
Total assets acquired	87,667
Accounts payable and accrued liabilities	(3,816)
Deferred tax liability	(3,767)
Other liabilities	(43)
Total liabilities assumed	(7,626)
Net assets acquired	$80,041
The amounts assigned to each class of intangible assets acquired and their estimated useful lives are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Business relationships	$36,000	8.8 years
Developed technology	14,600	4.5 years
Trademarks	3,000	11.0 years
Weighted average		7.7 years
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

For the nine months ended September 30, 2025, the Company recorded acquisition and integration costs of approximately $0.5 million, which were included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
The Company has not presented the supplemental pro forma information for revenue and earnings related to the acquisition, as the acquisition is not material to the Company’s consolidated financial statements during the periods presented.
8. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis as of August 31, 2025 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of September 30, 2025 or December 31, 2024 that would more likely than not reduce the fair value of goodwill below its carrying value.
The change in the carrying amount of goodwill during the nine months ended September 30, 2025 was as follows (in thousands):

Balance as of December 31, 2024	$130,980
Measurement period adjustment	(944)
Effect of currency translation	5,647
Balance as of September 30, 2025	$135,683
Intangible assets that were not fully amortized as of September 30, 2025 and December 31, 2024 consisted of the following (dollars in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$45,918	$(11,989)	$33,929	7.7 years
Developed technology	22,309	(10,683)	11,626	3.6 years
Licensing agreements	6,141	(3,292)	2,849	4.4 years
Domain and data licenses	3,312	(2,975)	337	3.8 years
Trademarks	3,877	(1,127)	2,750	10.1 years
Total	$81,557	$(30,066)	$51,491

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$45,918	$(7,759)	$38,159	8.3 years
Developed technology	22,309	(8,250)	14,059	4.3 years
Licensing agreements	6,141	(2,808)	3,333	5.2 years
Domain and data licenses	3,194	(2,912)	282	4.4 years
Trademarks	3,877	(923)	2,954	10.8 years
Total	$81,439	$(22,652)	$58,787
Amortization expense related to intangible assets was $2.5 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $7.4 million and $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, estimated future amortization expense was as follows (in thousands):

Remainder of 2025	$2,463
2026	9,858
2027	9,858
2028	9,463
2029	4,686
2030	2,907
Thereafter	12,256
Total amortization	$51,491
9. LEASES
The components of lease cost, net for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost(1)	$2,476	$4,537	$8,900	$14,225
Short-term lease cost (12 months or less)	115	99	345	292
Sublease income	(1,800)	(3,403)	(9,253)	(10,207)
Total lease cost, net	$791	$1,233	$(8)	$4,310
(1)    For the nine months ended September 30, 2025, operating lease cost includes a $1.2 million rent abatement received from the lessor upon satisfying certain terms at the end of the lease, which was recognized as a reduction to lease cost.
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,557	$32,165
As of September 30, 2025, maturities of lease liabilities were as follows (in thousands):

Remainder of 2025	$3,193
2026	8,128
2027	8,015
2028	6,085
2029	2,814
2030	964
Thereafter	623
Total minimum lease payments	29,822
Less: imputed interest	(2,422)
Present value of lease liabilities	$27,400

As of September 30, 2025 and December 31, 2024, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years) — operating leases	3.7	3.3
Weighted-average discount rate — operating leases	4.7%	5.1%
During the nine months ended September 30, 2024, the Company subleased certain office space in San Francisco and Toronto. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the subleases in accordance with Accounting Standards Codification Topic 360, “Property, Plant, and Equipment,” because the change in circumstances indicated that the carrying amount of such assets may not be recoverable. The Company compared the carrying value of the impacted assets to the fair value to determine the impairment amount and recognized an impairment charge of $5.9 million during the three and nine months ended September 30, 2024, which reduced the carrying amount of the ROU assets and leasehold improvements by $4.6 million and $1.3 million, respectively. The impairment charges are included in general and administrative expenses on the condensed consolidated statement of operations. For more information on the fair values of the ROU asset and leasehold improvements used in the impairment analysis, see Note 4, “Fair Value Measurements.”
10. OTHER NON-CURRENT ASSETS
Other non-current assets as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Deferred tax assets	$110,717	$139,588
Deferred contract costs	23,690	24,156
Other non-current assets	10,692	13,396
Total other non-current assets	$145,099	$177,140
11. CONTRACT BALANCES
The changes in the allowance for credit losses during the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Balance, beginning of period	$15,301	$13,768
Add: provision for credit losses	34,155	35,111
Less: write-offs, net of recoveries	(34,459)	(32,506)
Balance, end of period	$14,997	$16,373
In calculating the allowance for credit losses as of September 30, 2025 and 2024, the Company considered expectations of probable credit losses based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The decrease in the provision for credit losses in the nine months ended September 30, 2025 as compared to the prior-year period was primarily due to lower customer delinquencies, partially offset by the increase in net revenue. The increase in write-offs, net of recoveries in the nine months ended September 30, 2025 as compared to the prior-year period was a result of the ordinary course of business, reflecting the increase in net revenue.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The changes in short-term deferred revenue during the nine months ended September 30, 2025 were as follows (in thousands):

Nine Months Ended September 30, 2025
Balance, beginning of period	$2,973
Less: recognition of deferred revenue from beginning balance	(2,698)
Add: net increase in current period contract liabilities	6,845
Balance, end of period	$7,120
The majority of the Company’s deferred revenue balance as of September 30, 2025 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending December 31, 2025. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of September 30, 2025. No other contract assets or liabilities were recorded on the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.
12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$12,115	$11,904
Employee-related liabilities	117,800	85,396
Taxes payable	3,070	9,528
Accrued cost of revenue	9,172	8,559
Other accrued liabilities	26,395	15,935
Total accounts payable and accrued liabilities	$168,552	$131,322
As of September 30, 2025, other accrued liabilities primarily consisted of accrued operating expenses and current holdback consideration related to the acquisition of RepairPal. See Note 7, “Acquisition,” for details of current holdback consideration related to the acquisition of RepairPal.
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
As of September 30, 2025, the Company had $4.2 million of letters of credit outstanding under the credit facility sub-limit. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the credit facility and the Company was in compliance with all conditions and covenants thereunder as of September 30, 2025.

14. STOCKHOLDERS’ EQUITY
The following table presents the number of shares authorized and issued as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Shares Authorized	Shares Issued	Shares Authorized	Shares Issued
Common stock, $0.000001 par value	200,000	62,141	200,000	65,792
Undesignated preferred stock	10,000	—	10,000	—
Stock Repurchase Program
As of September 30, 2025, the Company’s board of directors had authorized the Company to repurchase up to an aggregate of $1.95 billion of its outstanding common stock, $127.3 million of which remained available as of September 30, 2025. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the nine months ended September 30, 2025, the Company repurchased on the open market 5,843,952 shares for an aggregate purchase price of $203.4 million and retired 5,862,680 shares. As of September 30, 2025, the Company had a treasury stock balance of 82,132 shares, which were excluded from its outstanding share count as of such date and subsequently retired in October 2025.
During the nine months ended September 30, 2024, the Company repurchased on the open market 4,979,329 shares for an aggregate purchase price of $188.4 million and retired 4,895,875 shares. As of September 30, 2024, the Company had a treasury stock balance of 83,454 shares, which were excluded from its outstanding share count as of such date and subsequently retired in October 2024.
Equity Incentive Plans
Stock Options
A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,464	$34.44	2.6	$14,407
Exercised	(42)	20.86
Canceled	(144)	50.36
Outstanding at September 30, 2025	2,278	$33.69	2.0	$5,035
Options vested and exercisable at September 30, 2025	2,278	$33.69	2.0	$5,035

RSUs
RSUs include PRSUs that are subject to either (a) a market condition or (b) the achievement of performance goals. As the PRSU activity during the nine months ended September 30, 2025 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the nine months ended September 30, 2025 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	6,715	$36.10
Granted	2,720	40.73
Vested(1)	(3,135)	36.31
Canceled	(445)	36.72
Nonvested at September 30, 2025(2)	5,855	$38.09
(1)    Includes 1,316,991 shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes 833,587 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the nine months ended September 30, 2025 and 2024 was $111.5 million and $139.8 million, respectively. As of September 30, 2025, the Company had approximately $190.3 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 1.9 years.
Employee Stock Purchase Plan
There were no shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”) during the three months ended September 30, 2025 and 2024. There were 351,911 shares purchased by employees under the ESPP at a weighted-average purchase price of $32.44 per share during the nine months ended September 30, 2025. There were 387,968 shares purchased by employees under the ESPP at a weighted-average purchase price of $31.42 per share during the nine months ended September 30, 2024. The Company recognized stock-based compensation expense related to the ESPP of $0.9 million and $0.8 million during the three months ended September 30, 2025 and 2024, respectively, and $2.9 million and $2.8 million during the nine months ended September 30, 2025 and 2024, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$997	$1,301	$3,238	$4,099
Sales and marketing	7,052	8,588	21,986	25,905
Product development	16,607	20,887	53,862	67,074
General and administrative	8,225	8,696	26,039	26,318
Total stock-based compensation recorded to income before income taxes	32,881	39,472	105,125	123,396
Benefit from income taxes	(6,582)	(7,560)	(21,001)	(24,015)
Total stock-based compensation recorded to net income attributable to common stockholders	$26,299	$31,912	$84,124	$99,381
The Company capitalized $3.0 million and $3.3 million of stock-based compensation expense as website and internal-use software development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended September 30, 2025 and 2024, respectively, and $8.8 million and $9.2 million in the nine months ended September 30, 2025 and 2024, respectively.

15. OTHER INCOME, NET
Other income, net for the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income, net	$3,519	$5,308	$10,482	$16,396
Transaction (loss) gain on foreign exchange, net	(125)	82	251	(121)
Release of nonrecurring tax reserve(1)	—	—	—	3,102
Other non-operating income, net	1,956	1,841	6,083	5,900
Other income, net	$5,350	$7,231	$16,816	$25,277
(1) Represents the release of a reserve related to a one-time payroll tax credit.
16. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the nine months ended September 30, 2025 was $44.6 million, which was due to $39.9 million of U.S. federal, state and foreign income tax expense and $4.7 million of net discrete tax expense primarily related to interest on uncertain tax positions. The provision for income taxes for the nine months ended September 30, 2024 was $32.3 million, which was due to $33.0 million of U.S. federal, state and foreign income tax expense, partially offset by $0.7 million of net discrete tax benefit primarily related to stock-based compensation.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three and nine months ended September 30, 2025 and 2024, the difference between the effective tax rate and the federal statutory tax rate was primarily related to tax credits, offset by stock-based compensation and other non-deductible expenses. In July 2025, the congressional bill known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which, among other things, restored certain favorable corporate tax provisions, including permitting full expensing of domestic research and development expenses. As of the nine months ended September 30, 2025, the OBBBA did not have a material impact on the Company’s 2025 estimated annual effective tax rate calculated in accordance with GAAP.
As of September 30, 2025, the Company had $48.3 million of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.
As of September 30, 2025, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $50.1 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company’s federal and state income tax returns for tax years subsequent to 2012 remain open to examination. In the Company’s foreign jurisdictions — Canada, Germany, Ireland and the United Kingdom — the tax years subsequent to 2019 remain open to examination. The Company regularly assesses the likelihood of adverse outcomes resulting from examinations to determine the adequacy of its provision for income taxes and monitors the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. As of September 30, 2025, although the timing of the resolution or closure of audits is not certain, the Company believes it is reasonably possible that unrecognized tax benefits will not be reduced within the next 12 months.

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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic net income per share:
Net income attributable to common stockholders	$39,324	$38,440	$107,804	$90,630
Shares used in computation:
Weighted-average common shares outstanding	63,025	67,219	64,136	67,862
Basic net income per share attributable to common stockholders:	$0.62	$0.57	$1.68	$1.34

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Diluted net income per share:
Net income attributable to common stockholders	$39,324	$38,440	$107,804	$90,630
Shares used in computation:
Weighted-average common shares outstanding	63,025	67,219	64,136	67,862
Stock options	186	229	239	351
RSUs	969	1,587	1,588	2,851
ESPP	36	128	12	45
Number of shares used in diluted calculation	64,216	69,163	65,975	71,109
Diluted net income per share attributable to common stockholders:	$0.61	$0.56	$1.63	$1.27
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	1,693	1,099	934	680
RSUs	3,199	1,974	3,114	1,612
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

The following table presents a reconciliation of segment net income to net income attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$376,038	$360,344	$1,104,966	$1,050,112
Less:
Employee expenses (exclusive of stock-based compensation)(1)	181,532	169,409	546,804	520,519
Cost of revenue (exclusive of depreciation and amortization and stock-based compensation)	35,290	31,080	103,324	86,315
Stock-based compensation	32,881	39,472	105,125	123,396
Other segment items(2)	55,574	57,174	160,021	168,148
Depreciation and amortization	12,526	9,326	37,241	28,841
Provision for income taxes	18,911	15,443	44,647	32,263
Segment net income	$39,324	$38,440	$107,804	$90,630

Reconciliation of segment net income to net income attributable to common stockholders
Adjustments and reconciling items	—	—	—	—
Net income attributable to common stockholders	$39,324	$38,440	$107,804	$90,630
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

The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue by product:
Advertising revenue by category:
Services	$243,805	$228,009	$716,183	$654,252
Restaurants, Retail & Other	113,547	116,397	336,867	349,130
Total advertising	357,352	344,406	1,053,050	1,003,382
Other	18,686	15,938	51,916	46,730
Total net revenue	$376,038	$360,344	$1,104,966	$1,050,112
During the three and nine months ended September 30, 2025 and 2024, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$373,566	$357,656	$1,097,602	$1,042,159
All other countries	2,472	2,688	7,364	7,953
Total net revenue	$376,038	$360,344	$1,104,966	$1,050,112
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
United States	$86,266	$71,641
All other countries	3,497	4,028
Total long-lived assets	$89,763	$75,669

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a CPC basis. In the three months ended September 30, 2025, our net revenue was $376.0 million, up 4% from the three months ended September 30, 2024, and we recorded net income of $39.3 million and adjusted EBITDA of $98.1 million. In the nine months ended September 30, 2025, our net revenue was $1.10 billion, up 5% from the nine months ended September 30, 2024, and we recorded net income of $107.8 million and adjusted EBITDA of $283.5 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see “Non-GAAP Financial Measures” below.
In the third quarter of 2025, our strategic investments in product innovation continued to drive progress on our revenue growth initiatives:
•Lead in Services. Advertising revenue from Services businesses increased by 7% year over year in the third quarter, driven by growth in the home services category as well as the auto services category, which includes revenue generated from RepairPal. Request-a-Quote projects increased by approximately 5% year over year. Excluding projects acquired through our paid search initiative, they increased by approximately 10% year over year, driven by improvements to the flow and our AI chatbot, Yelp Assistant. Yelp Assistant maintained strong momentum in the third quarter, as project submissions through this tool increased by nearly 400% year over year. More recently, we rolled out an enhanced version of Yelp Assistant that remembers important details and preferences from previously submitted projects, reducing friction for future submissions. We also recently began testing Yelp Assistant for logged-out users, which we believe will drive continued growth in project submissions.
•Drive advertiser value. In the third quarter, we focused on further optimizing advertisers’ budgets by prioritizing the most relevant ad content for consumers searching for local businesses. Ad clicks declined by 11% year over year, primarily due to macroeconomic pressures and, to a lesser extent, competitive pressures in Restaurants, Retail & Other (“RR&O”) categories and reduced spend on acquiring Services projects through paid search in the current-year period. Average CPC increased by 14% year over year in the second quarter, reflecting growth in Services advertiser demand and fewer clicks overall as we focused on improving the quality of our ad clicks. We continue to see opportunities to help businesses operate more efficiently by leveraging AI technologies and our trusted content. To that end, we recently launched two AI-powered call answering services — Yelp Host and Yelp Receptionist — that provide smarter, more human-like AI voice answering services tailored with information specific to individual businesses.
•Transform the consumer experience. We continued to invest in the consumer experience in the third quarter with a portfolio of product initiatives aimed at making Yelp even more engaging and useful to consumers. These products, which launched in October, included expanding Yelp Assistant to business pages in RR&O categories and introducing several AI-powered updates to make the search experience even more conversational and helpful for consumers, such as enabling natural-language questions through voice search.
In the third quarter, the Services categories continued to drive our business performance amid an uncertain macroeconomic environment, while RR&O businesses faced ongoing operating challenges. We expect heightened macroeconomic uncertainties and advertiser caution to persist in the fourth quarter. Together with typical seasonality in Services, we expect these trends to cause both net revenue and adjusted EBITDA to decrease sequentially in the fourth quarter, with expenses remaining relatively consistent with the third quarter.

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
The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Ad Clicks	(11)%	2%	(7)%	6%
Average CPC	14%	3%	11%	—%
In the three and nine months ended September 30, 2025, advertising revenue grew 4% and 5% year over year, respectively, driven in part by year over year increases in revenue from the sale of Yelp advertising products resulting from increases in average CPC, partially offset by decreases in ad clicks. Average CPC increased in the three and nine months ended September 30, 2025 due to growth in advertiser demand in Services categories, as reflected in the increases in Services paying advertising locations and average revenue per Services location,1 and fewer clicks overall. The decreases in ad clicks were primarily driven by macroeconomic pressures and, to a lesser extent, competitive pressures from food ordering and delivery providers in RR&O categories as well as reduced spend on paid project acquisitions in the current-year periods.
1 Defined as Services advertising revenue divided by Services paying advertising locations.

Advertising Revenue by Category
Our advertising revenue comprises revenue from the sale of our advertising products, including the resale of our advertising products by partners and syndicated ads appearing on third-party platforms, as well as revenue generated from RepairPal.
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
The following table presents our advertising revenue by category for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Services	$243,805	$228,009	7%	$716,183	$654,252	9%
Restaurants, Retail & Other	113,547	116,397	(2)%	336,867	349,130	(4)%
Total Advertising Revenue	$357,352	$344,406	4%	$1,053,050	$1,003,382	5%
Services revenue growth in the three and nine months ended September 30, 2025 was driven by growth in the home services category as well as the auto services category, which includes revenue from RepairPal. RepairPal contributed approximately two percentage points of the year-over-year growth in total advertising revenue in each of the three and nine months ended September 30, 2025.
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
For the three and nine months ended September 30, 2025, Services paying advertising locations include business locations from which RepairPal recognized revenue. While the addition of these locations did not have a material impact on the overall number of paying advertising locations, it contributed approximately one half of the year-over-year increase in Services paying advertising locations in each of the three and nine months ended September 30, 2025 shown in the table below.
We provide our paying advertising locations as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, including related to labor and supply chain issues, inflation and recessionary concerns and interest rates, have had a predominant negative impact on RR&O paying advertising locations in recent periods. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.
The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
Services	258	252	3%	260	253	3%
Restaurants, Retail & Other	254	272	(7)%	255	275	(7)%
Total Paying Advertising Locations	512	524	(2)%	515	528	(3)%
Paying advertising locations decreased in the three and nine months ended September 30, 2025 compared to the prior-year periods as the decreases in paying advertising locations in RR&O categories offset growth in Services paying advertising locations. We believe the decrease in RR&O paying advertising locations reflects the challenging operating environment facing businesses in these categories and, to a lesser extent, competition for ad spend from such businesses, including from food ordering and delivery providers.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2025 or any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change(1)	2025	2024	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Advertising revenue by category:
Services	$243,805	$228,009	$15,796	7%	$716,183	$654,252	$61,931	9%
Restaurants, Retail & Other	113,547	116,397	(2,850)	(2)%	336,867	349,130	(12,263)	(4)%
Total advertising	357,352	344,406	12,946	4%	1,053,050	1,003,382	49,668	5%
Other	18,686	15,938	2,748	17%	51,916	46,730	5,186	11%
Total net revenue	376,038	360,344	15,694	4%	1,104,966	1,050,112	54,854	5%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	36,288	32,382	3,906	12%	106,563	90,414	16,149	18%
Sales and marketing	150,740	144,631	6,109	4%	441,636	442,715	(1,079)	—%
Product development	78,137	77,748	389	1%	240,404	251,055	(10,651)	(4)%
General and administrative	45,462	49,605	(4,143)	(8)%	143,487	139,471	4,016	3%
Depreciation and amortization	12,526	9,326	3,200	34%	37,241	28,841	8,400	29%
Total costs and expenses	323,153	313,692	9,461	3%	969,331	952,496	16,835	2%
Income from operations	52,885	46,652	6,233	13%	135,635	97,616	38,019	39%
Other income, net	5,350	7,231	(1,881)	(26)%	16,816	25,277	(8,461)	(33)%
Income before income taxes	58,235	53,883	4,352	8%	152,451	122,893	29,558	24%
Provision for income taxes	18,911	15,443	3,468	22%	44,647	32,263	12,384	38%
Net income attributable to common stockholders	$39,324	$38,440	$884	2%	$107,804	$90,630	$17,174	19%
(1)    Percentage changes may not recalculate using the rounded numbers presented in this table.
Three and Nine Months Ended September 30, 2025 and 2024
Net Revenue
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
Advertising revenue for the three and nine months ended September 30, 2025 increased 4% and 5% year over year, respectively, as a result of increases in revenue from Services businesses, partially offset by decreases in revenue from RR&O businesses. The increases in Services revenue were driven by growth in revenue from Yelp Ads, due to increases in average CPC, partially offset by decreases in ad clicks, as well as the addition of revenue from RepairPal. Revenue from RepairPal contributed approximately two percentage points of the year-over-year growth in total advertising revenue in each of the three and nine months ended September 30, 2025.
Other. We generate other revenue through non-advertising contracts, such as our subscription services, which include our Yelp Guest Manager product, and through our Yelp Places API (formerly Yelp Fusion) and Yelp Insights API (formerly Yelp Fusion Insights) programs, which provide Yelp content and data for a fee. Other revenue also includes revenue from various transactions with consumers. We generate revenue from such transactions through our partnership integrations, which are mainly revenue-sharing arrangements that provide consumers with the ability to place food orders for pickup and delivery through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
Other revenue for the three and nine months ended September 30, 2025 increased compared to the prior-year periods primarily due to increases in revenue from our Yelp Places API, Yelp Insights API and Yelp Guest Manager programs.
Trends and Uncertainties of Net Revenue. Net revenue increased in the three months ended September 30, 2025 compared to the three months ended June 30, 2025 primarily due to increased advertiser demand in Services categories. We expect net revenue for the three months ending December 31, 2025 to decrease from the third quarter of 2025, reflecting ongoing macroeconomic uncertainties and typical seasonality in our Services categories.
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
Cost of revenue for the three and nine months ended September 30, 2025 increased compared to the prior-year periods, primarily due to:
•increases in revenue share payments of $1.5 million and $4.2 million, respectively, due to our acquisition of RepairPal;
•increases in advertising fulfillment costs of $0.9 million and $4.2 million, respectively, largely attributable to higher costs to syndicate advertising budgets on certain third-party sites;
•increases in merchant credit card processing fees of $0.7 million and $2.3 million, respectively, due to increases in advertising revenue; and
•increases in website infrastructure expenses of $0.4 million and $4.1 million as a result of maintaining and improving our infrastructure.
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
Sales and marketing expenses for the three months ended September 30, 2025 increased compared to the prior-year period, primarily due to an increase in sales and marketing employee-related costs of $5.7 million, as a result of higher average headcount in sales and marketing roles, including headcount from the acquisition of RepairPal.
Sales and marketing expenses for the nine months ended September 30, 2025 decreased compared to the prior-year period, primarily due to:
•a decrease in marketing and advertising costs of $11.6 million, mainly driven by decreased spending on acquiring Services projects through paid search, partially offset by increases in costs for business owner marketing; and
•a decrease in workplace operating costs of $4.0 million, primarily due to reductions in our leased office space.
These decreases were partially offset by an increase in sales and marketing employee-related costs of $14.5 million, primarily resulting from higher average headcount in sales and marketing roles, including headcount from the acquisition of RepairPal.
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
Product development expenses for the three months ended September 30, 2025 remained relatively consistent with the prior-year period.
Product development expenses for the nine months ended September 30, 2025 decreased compared to the prior-year period, primarily due to a decrease in employee-related costs of $10.0 million, resulting from lower average headcount in product development roles and more employee-related costs being capitalized.
We expect product development expenses to decrease on an absolute dollar basis and as a percentage of revenue in 2025 compared to 2024.
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
General and administrative expenses for the three months ended September 30, 2025 decreased compared to the prior-year period primarily due to a $5.9 million impairment charge related to the sublease of certain office space in Toronto and San Francisco recorded in the prior-year period. See Note 9, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail. The decrease was partially offset by a $0.9 million increase in general and administrative employee-related costs. This was primarily due to higher cost of labor, which was partially offset by lower average headcount in general and administrative roles.
General and administrative expenses for the nine months ended September 30, 2025 increased compared to the prior-year period due to:
•expenses in connection with an indemnification obligation assumed in the RepairPal acquisition of $5.0 million;
•an increase in general and administrative employee-related costs of $4.2 million, primarily driven by higher cost of labor, partially offset by lower average headcount in general and administrative roles; and
•an increase of $1.6 million in consulting costs.
The increase during the nine-month period was partially offset by the $5.9 million impairment charge related to the sublease of certain office space in the prior-year period, as described above.
We expect general and administrative expenses to increase on an absolute dollar basis in 2025 compared to 2024 to support our business, but remain relatively consistent as a percentage of net revenue.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation and amortization on capitalized website and internal-use software development costs, computer equipment, leasehold improvements, and intangible assets.
Depreciation and amortization expense for the three and nine months ended September 30, 2025 increased compared to the prior-year periods primarily due to:
•increases of $2.1 million and $6.3 million, respectively, as a result of intangible assets acquired in the RepairPal acquisition. See Note 7, “Acquisition,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further details; and
•increases of $1.7 million and $3.4 million, respectively, as a result of higher capitalized website and internal-use software development costs.
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

Other income, net for the three and nine months ended September 30, 2025 decreased compared to the prior-year periods primarily due to decreases in interest income of $1.5 million and $5.0 million, respectively, as a result of lower cash, cash equivalents, and marketable securities balances and lower federal interest rates. For the nine-month period, the decrease was also driven by the release of a $3.1 million reserve related to a one-time payroll tax credit in the prior-year period.
Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Provision for income taxes for the three and nine months ended September 30, 2025 increased from the prior-year periods primarily due to increases in profit before tax in the current-year periods as well as increases in the discrete tax expense primarily related to stock-based compensation and uncertain tax positions.
As of December 31, 2024, we had approximately $139.6 million in net deferred tax assets (“DTAs”). As of September 30, 2025, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
In July 2025, the congressional bill known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which, among other things, restored certain favorable corporate tax provisions, including permitting full expensing of domestic research and development expenses. As of the nine months ended September 30, 2025, the OBBBA did not have a material impact on our 2025 estimated annual effective tax rate calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
•adjusted EBITDA does not take into account certain income and expense items, such as impairment charges, expenses related to acquired indemnification obligations, acquisition and integration costs, and fees related to shareholder activism, or other costs that management determines are not indicative of ongoing operating performance;
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

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other income and expense items, such as impairment charges, expenses related to acquired indemnification obligations, acquisition and integration costs, and fees related to shareholder activism, and other items that we deem not to be indicative of our ongoing operating performance.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$39,324	$38,440	$107,804	$90,630
Provision for income taxes	18,911	15,443	44,647	32,263
Other income, net(1)	(5,350)	(7,231)	(16,816)	(25,277)
Depreciation and amortization	12,526	9,326	37,241	28,841
Stock-based compensation	32,881	39,472	105,125	123,396
Asset impairment(2)	—	5,914	—	5,914
Expenses related to acquired indemnification obligation(2)(3)	(226)	—	4,955	—
Acquisition and integration costs(2)	—	—	539	—
Fees related to shareholder activism(2)	—	—	—	1,168
Adjusted EBITDA	$98,066	$101,364	$283,495	$256,935

Net revenue	$376,038	$360,344	$1,104,966	$1,050,112
Net income margin	10%	11%	10%	9%
Adjusted EBITDA margin	26%	28%	26%	24%
(1)    Includes the release of a $3.1 million reserve related to a one-time payroll tax credit in the nine months ended September 30, 2024.
(2)    Recorded within general and administrative expenses on our condensed consolidated statements of operations.
(3)    Represents expenses recorded in connection with an indemnification obligation assumed in the RepairPal acquisition, which we do not consider to be part of our ongoing operations. Amounts reflect the reversal of certain expenses recorded in prior periods as a result of the negotiated reduction of such expenses during the three months ended September 30, 2025. We expect to be indemnified for such expenses and will also exclude any such amounts from adjusted EBITDA.

Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$287,547	$214,842
Purchases of property, equipment and software	(36,136)	(26,337)
Free cash flow	$251,411	$188,505

Net cash used in investing activities	$(37,977)	$(34,440)

Net cash used in financing activities	$(237,779)	$(233,007)
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. As of September 30, 2025, we had cash and cash equivalents of $231.1 million and marketable securities of $102.5 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three months or less. Our cash held internationally as of September 30, 2025 was $30.8 million. As of September 30, 2025, we also had $10.0 million of investments in certificates of deposit with minority depository financial institutions.
Our investment portfolio primarily comprises highly rated marketable securities that are classified as available-for-sale on our condensed consolidated balance sheets, and our investment policy limits the amount of credit exposure to any one issuer. The policy generally requires securities to be investment grade (i.e., rated ‘A’ or higher by bond rating firms) with the objective of minimizing the potential risk of principal loss.
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
As of September 30, 2025, we were in compliance with all covenants and there were no loans outstanding under the credit facility. We had $4.2 million of letters of credit under the sub-limit primarily related to lease agreements for certain office locations, which are required to be maintained and issued to the landlords of each facility, and $120.8 million remained available under the credit facility as of September 30, 2025.
For additional details regarding the credit facility, see Note 13, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report.

Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” included under Part I, Item 1A in our Annual Report. We believe that our existing cash, cash equivalents and marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; income tax payments; purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated. For example, we are still assessing the OBBBA’s impact on our income tax payments for 2025 and beyond. We are not able to reasonably estimate the timing of future cash flows related to $47.5 million of uncertain tax positions. We may be required to draw down funds from our revolving credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2026 to 2031. Our cash requirements related to these lease agreements are $29.8 million, of which $9.5 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $16.4 million. See Note 9, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $144.2 million, of which approximately $54.7 million is expected to be paid within the next 12 months.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$287,547	$214,842
Net cash used in investing activities	$(37,977)	$(34,440)
Net cash used in financing activities	$(237,779)	$(233,007)
Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2025 increased by $72.7 million compared to the prior-year period, primarily as a result of an increase of $65.0 million in cash collected from customers mainly due to the increase in revenue, a decrease of $15.8 million in payments to vendors and the payment of $15.0 million to settle the CIPA Action in the prior-year period, which did not recur in the current-year period. These movements were partially offset by an increase of $13.6 million in employee-related payments for salaries, commissions, bonuses and benefits. This increase was primarily driven by higher cost of labor as well as higher average headcount, including headcount from the acquisition of RepairPal.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2025 increased compared to the prior-year period primarily due to an increase in capitalized website and internal-use software development costs, partially offset by decreases in net purchases of marketable securities and purchases of other investments.

Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2025 increased compared to the prior-year period primarily due to an increase in repurchases of our common stock and a decrease in proceeds from the issuance of common stock under employee stock-based plans, partially offset by a decrease in taxes paid related to the net share settlement of equity awards.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors (the “Board”) has authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, $102.3 million of which remained available as of October 31, 2025.
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
During the nine months ended September 30, 2025, we repurchased on the open market 5,843,952 shares for an aggregate purchase price of $203.4 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended September 30, 2025 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 - July 31, 2025	720	$34.80	720	$177,255
August 1 - August 31, 2025	706	$31.61	706	$154,954
September 1 - September 30, 2025	876	$31.55	876	$127,310
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our Board authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock, of which $102.3 million remained available as of October 31, 2025. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program” included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases, net of shares issued, as a result of the Inflation Reduction Act of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On August 14, 2025, David Schwarzbach, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to approximately 127,900 shares of our common stock that may vest during the plan period, net of any shares we withhold to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards, the amount of which cannot currently be determined. The plan will terminate on the earlier of May 29, 2026 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.
On August 15, 2025, Christine Barone, a member of our Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 30,507 shares of our common stock that may vest during the plan period. The plan will terminate on the earlier of June 30, 2026 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

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

YELP INC.
Date:	November 7, 2025	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)