Form 10-K
period 2025-12-31
YELP INC
filed 2026-02-27
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,423,349,104 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on the New York Stock Exchange LLC reported for June 30, 2025. An aggregate of 22,308,023 shares of the registrant’s common stock held by officers, directors, affiliated stockholders and The Yelp Foundation as of June 30, 2025 were excluded. For purposes of determining whether a stockholder was an affiliate of the registrant at June 30, 2025, the registrant assumed that a stockholder was an affiliate of the registrant if such stockholder (i) beneficially owned 10% or more of the registrant’s capital stock, as determined based on public filings, and/or (ii) was an executive officer or director, or was affiliated with an executive officer or director, of the registrant at June 30, 2025. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of February 17, 2026, there were 59,517,013 shares of the registrant’s common stock, par value $0.000001 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

YELP INC.
2025 ANNUAL REPORT ON FORM 10-K
TABLE OF
___________________________________
i

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
Our web traffic metrics are subject to similar limitations. Because our traffic metrics are tracked based on unique identifiers, an individual who accesses our website from multiple devices with different identifiers may be counted as multiple unique devices, and multiple individuals who access our website from a shared device with a single identifier may be counted as a single unique device. As a result, the calculations of our unique devices may not accurately reflect the number of people actually visiting our website.
Our measures of traffic and other key metrics may also differ from estimates published by third parties or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. For example, as a result of these efforts, in 2025, we revised the minimum required level of engagement for our desktop unique devices metric to exclude devices that visit the Yelp home page, but take no further action, which we do not believe represent valuable consumer traffic. This change did not have a material impact on the desktop unique devices reported for previous years. Additionally, from time to time, we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated.
ii

RISK FACTOR SUMMARY
Our business operations are subject to numerous risks and uncertainties, including the risks described in the section titled “Risk Factors” included under Part I, Item 1A of this Annual Report, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:
Business and Industry
•adverse macroeconomic conditions — particularly those affecting local economies — and their impact on consumer behavior and advertiser spending;
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
•our ability to successfully manage acquisitions of new businesses, solutions or technologies as well as their integrations;
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
iii

PART I
Item 1. Business.
Company Overview
Since Yelp’s founding over 20 years ago, our mission has remained the same — to connect consumers with great local businesses. Over that time, we have built one of the best known Internet brands in the United States. Consumers trust us for the more than 300 million ratings and reviews available on our platform of businesses across a broad range of categories. This consumer trust is the foundation of our business, from which we are able to empower other businesses to succeed. Our advertising products help businesses of all sizes reach a large audience, advertise their products and drive conversion of their services, while our subscription services support businesses operationally.
Our performance in 2025 — which included record annual revenue and profitable growth — demonstrates the profitability of our broad-based local advertising platform. For a discussion of our results for the year ended December 31, 2025, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included under Part II, Item 7 of this Annual Report.
Our Long-Term Growth Opportunity is Large
We believe our ability to provide value to both consumers and businesses positions us well in the large and growing local, digital advertising market in the United States. The competitive advantages we have established over two decades, together with our product-led business model and disciplined expense management, provide us with the opportunity for long-term profitable growth in this market. We have:
•A proven engine to foster and recommend trusted, human-generated content. Our platform provides the type of reliable and useful review content that helps consumers make informed spending decisions and confidently transact with local businesses. This collection of high-quality, human-generated content is also the type of proprietary data that is essential to AI search providers, thereby providing a valuable monetizable asset. The breadth and depth of our content is the result of our significant investments in both developing communities of users as well as providing a great consumer experience that enables and encourages consumers to share their everyday business experiences through reviews, photos, videos and other content. To maintain the quality and integrity of our content, we have also developed industry-leading content moderation practices that incorporate both advanced technology and human moderation.
•A strong brand and a large consumer audience. Our trusted content attracts a large, high-intent consumer audience, keeping our traffic acquisition costs low. This large audience reflects the strength of our brand as a leading resource for consumers to search for and discover great local businesses across categories as well as our availability across a wide range of platforms and devices. It also provides a compelling value proposition to advertisers. In addition to its size, we believe our audience has high purchase intent and is generally affluent.
•A broad-based local advertising platform and sophisticated advertising technology. Our large consumer audience supports a broad-based advertising model with products designed to meet the needs of businesses of all sizes. Our portfolio of products and attribution capabilities leverage first-party data to provide advertising solutions across categories and each stage of the consumer funnel, both on and off platform. These products are backed by a scaled and extensible advertising technology platform. To establish the price of an individual ad click, we run an auction for each advertising placement. The bidding algorithms used in our auction system are designed to prioritize spending advertiser budgets efficiently and maximize ad clicks to optimize the value we deliver to advertisers, while our proprietary ad delivery technology is designed to determine the most relevant ads for consumers to drive fulfillment.
•Product innovation powered by emerging technologies. Our focus on developer productivity and expertise in AI technologies have allowed us to sustain a high velocity of product innovation. We have invested in systems, processes and tools to drive reductions in median lead time per developer, resulting in more than 200 new features and updates over the past five years. In addition, we have developed expertise in AI technologies through our use of natural language processing, large language models (“LLMs”) and neural network models across our business, from search results and review recommendations to ad delivery to content moderation. This expertise has positioned us to use AI to enhance the consumer experience and deliver greater value to businesses.
Our Growth and Margin Strategy
We believe that the investments we made in our strategic initiatives have led our business to new highs in recent years, and see further opportunities to build upon this success and deliver even greater value to both consumers and advertisers over the long term. As a result, in 2026, we plan to invest in the areas set forth below, each of which we believe represents its own long-term opportunity and which together we believe will position us to drive long-term growth.
Initiatives to Drive Durable Long-term Growth
•Reconceive Yelp around actions and answers. We believe that, by combining our trusted, human-generated content with AI technologies, we can deliver a conversational user experience focused on providing answers and taking actions that reconceives how consumers and businesses connect on Yelp. Our 2026 roadmap aims to provide consumers with innovative, AI-powered products and features that take them seamlessly from discovery to action, including a comprehensive version of our AI chatbot, Yelp Assistant, that works across categories and entry points.
•Deliver AI tools that help businesses grow, operate and succeed. We plan to build on our efforts to deliver value to businesses, whether or not they are advertisers on Yelp, by focusing on delivering AI-powered tools that support businesses operationally, particularly in Services categories. We plan to offer a new generation of AI tools that go beyond advertising to help businesses capture demand, manage leads, support their customers and operate with increased efficiency. We aim to build or acquire technology to manage the full customer lifecycle — from lead generation to lead management and beyond — beginning with our acquisition of Hatchify Inc. (“Hatch”), a leading AI-powered lead management platform focused on Services businesses. This initiative also provides an opportunity to further diversify our business with new revenue streams; subscription tools create value beyond advertising, building an even more diverse and resilient business while strengthening our relationships with businesses.
•Extend our reach to power local discovery across the AI ecosystem. As local discovery moves beyond traditional search into new devices, apps and AI-powered interfaces, we are well positioned to be an essential partner wherever consumers are making local decisions. We plan to pursue additional data licensing agreements and enhance our AI application programming interface (“API”) to extend access to our trusted content to provide consumers with reliable local answers and the ability to take actions seamlessly, even as AI changes the local search landscape.
Investing for Growth
We plan to continue our disciplined expense management as we invest in high-return areas to drive profitable growth. Excluding the recently acquired Hatch team and hires to support their growth, we expect headcount to again remain approximately flat year over year in 2026, reflecting both our commitment to driving leverage in the business through our product-led strategy as well as our teams’ abilities to deliver operational efficiencies using AI. We also continue to expect to reduce stock-based compensation expense to less than 6% of revenue by the end of 2027. To support our ongoing repurchase plans, in February 2026, the Board authorized us to repurchase an additional $500.0 million of shares of our outstanding common stock.
Prudent Capital Allocation
As we look to capitalize on the opportunities ahead, we expect our approach to capital allocation to be driven by opportunities to invest in additional strategic transactions and increase spend on paid traffic acquisition, while continuing our stock repurchase program, subject to market and economic conditions.
Our Products and Services
Advertising
We offer a range of free and paid advertising products to businesses of all sizes, including the products listed below, which provide the ability to deliver targeted advertising to our large and high-intent audience. As in past years, advertising accounted for the vast majority of our revenue during the year ended December 31, 2025, contributing 95% of our revenue. We recognize revenue from our business listing and advertising products, including advertising sold by partners, as advertising revenue.

Advertising Products

CPC Advertising (“Yelp Ads”)
We allow businesses to promote themselves in sponsored search results on our platform, on the Yelp pages of businesses in the same or related categories, and in other key locations on our platform. Yelp Ads can also be delivered through syndication on the Yelp Ads Network, a large collection of third-party sites. We primarily sell performance-based ads, which our advertising platform matches to individual consumers through our automated auction system priced on a CPC basis. We generate a majority of our advertising revenue from the sale of CPC advertising. We also provide Services businesses with the ability to provide competing quotes for consumers using our Request-a-Quote feature.

Multi-location Ad Products
We offer a range of ad products designed for multi-location advertisers, including: Showcase Ads, which showcase and feature limited-time offers, new products or promotions in relevant search results; Spotlight Ads, which highlight special offers and promotions related to seasonal or other special events on Yelp business pages in a prominent carousel directly on the Yelp app home screen; and Yelp Audiences, which extends campaign reach to our high-intent audience off platform on third-party sites and apps. We also offer first-party attribution solutions: Yelp Store Visits, which provides insights on how Yelp Ads drive physical store foot traffic, and a conversion API, which allows advertisers the ability to share their marketing data with Yelp to more accurately measure the effectiveness of their advertising spend.

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

Yelp Guaranteed
Yelp Guaranteed is a satisfaction guarantee program that provides limited coverage to consumers who hire a Yelp Guaranteed business through Request-a-Quote in the event something goes wrong with their projects. It is currently available for eligible businesses in select Services categories that have Request-a-Quote enabled and are using Yelp Ads, as well as businesses that are hired through Yelp Assistant that have Yelp Ads.

RepairPal Network	The RepairPal marketplace and partner network promote auto repair shops to consumers searching for auto repair services. Auto repair shops pay a monthly fee to be included in this certified shop network, as well as either a percentage of earnings from repair orders made by referred customers or a fixed fee per referred customer.

Business Page Products

Free Business Account
Businesses have the ability to create a free business account and claim a Yelp business page for each of their business locations. Once a business has claimed its page, it can more easily update its listing information and has the option to purchase certain page upgrade features.

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

Yelp Guest Manager	Yelp Guest Manager is a subscription-based suite of front-of-house management tools for restaurants, nightlife and certain other venues. These tools include online reservations, a waitlist management solution that allows consumers to check wait times and join waitlists remotely as well as through hostless kiosks, and seating and server rotation management tools.

Yelp Host and Yelp Receptionist	Yelp Host and Yelp Receptionist are AI-powered phone assistants for restaurants and service pros, respectively. Yelp Host includes features such as answering calls, managing reservations, sharing wait times, texting links to guests for takeout orders, answering questions and more. Yelp Receptionist asks nuanced questions to capture important project details, vetting and helping qualify new leads, and collecting information needed to provide an accurate quote or schedule a consultation or appointment.

Hatch	Hatch is an AI-powered lead management solution with highly customizable and flexible AI agents that engage with customers across SMS, email and live calls. It is currently a stand-alone product offering focused on helping Services businesses drive bookings, qualify leads and better serve their customers, whether or not they advertise on Yelp.

Yelp Insights API (formerly Yelp Fusion Insights)
Through partnerships with companies such as Sprinklr and Chatmeter, our Yelp Insights API program offers business owners local analytics and insights through access to our historical data and other proprietary content. Our Yelp Insights API partners pay us license fees for access to Yelp Insights API content.

Yelp Places API (formerly Yelp Fusion)
Our Yelp Places API program enables developers to build products that include our high-quality content and data. We partner with industry leaders like Apple, which makes our content available through Apple Maps and its virtual assistant Siri, as well as several auto manufacturers, including Audi AG and BMW, to make our content available in their in-dash experiences. We offer free trial access to certain basic information through our publicly available APIs as well as paid access to broader sets of content and data for consumer-facing enterprise use. We typically enter into multi-year license agreements with paying Yelp Places API customers, with rates determined based on the type and volume of usage.

Yelp AI API
Yelp AI API delivers Yelp’s trusted local content through conversational AI. A Yelp AI API license allows partners to query and display Yelp content and associated context within a conversational consumer-facing product. Our Yelp AI API partners pay us license fees for access to Yelp AI API content.

Transactions
We offer features and consumer-interactive tools to facilitate transactions between consumers and the local businesses they find on Yelp. These features are primarily available through partner integrations, the largest of which — by both transaction volume and revenue — is our partnership with DoorDash, which allows consumers to place food orders for pickup and delivery through Yelp.

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
Sales Partnerships. We also generate revenue through the resale of our advertising products by certain agencies and partners, such as Thryv, as well as monetization of remnant advertising inventory through third-party ad networks. Our Yelp Advertising Partner Program allows partner agencies to independently sell and manage ad campaigns on behalf of their small and medium-sized business (“SMB”) clients, providing increased centralization and flexibility. The products covered by these arrangements include Yelp Ads as well as all of our business profile products.
Technology
We rely on a set of core technologies that enable us to be a trusted local resource for consumers and a partner in success to businesses of all sizes. We provide scalable services across platforms and devices using a combination of proprietary, open source and third-party technology solutions and products:
•Anticipating Consumer Needs. We analyze the large volumes of data collected from our platform and apply our proprietary indexing and ranking techniques to provide our users with contextual, relevant and up-to-date information. We apply machine learning algorithms to predict user needs and preferences based on factors such as the user’s recent activity, location, time of day and season, then tailor the user’s experience on Yelp accordingly. In our Services categories, for example, if a user recently searched for movers, we might suggest searches for businesses offering self-storage or junk removal. Similarly, if our data suggests that a user is a homeowner, we might promote collections of businesses that offer spring cleaning or other seasonally appropriate services.
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
•AI, Machine Learning and LLMs. We use AI, including machine learning, to power and enhance features across our platform. Deep learning neural networks model user behavior to select the most relevant ads to display and predict which photo shown in an ad will generate the most clicks. We use LLMs to better understand user intent in search queries and enhance our search capabilities, including by determining the most relevant information from reviews to display in the business highlights that appear in search results. LLMs also play an important role in analyzing user-generated content to protect consumers and business owners from malicious or harmful content. Neural network-based systems also support our content moderation efforts by proactively removing video content that may be inappropriate. AI technology also powers our recently introduced call answering services, Yelp Host and Yelp Receptionist, as well as Hatch’s lead management platform.
While AI can be a powerful tool, we recognize that it has limitations and so approach our use of it thoughtfully. For example, to mitigate potential concerns regarding the accuracy of our AI-powered summaries, we populate the summaries with quotes from actual reviews. Similarly, although we believe incorporating AI features into our platform provides benefits for consumers and businesses, we also understand that the use of AI is not desirable in all contexts. For example, to address the risk that AI tools are abused to create untrustworthy reviews, we have invested significantly in methods to better detect and mitigate AI-created reviews on our platform, which our policies prohibit, including detection technologies powered by AI.
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
•Ad Delivery. We use proprietary ad targeting and delivery technologies that are designed to quickly target and display hyper-relevant advertisements to users of our platform. When a consumer enters a search on our app, these technologies determine the most relevant ads to show and serve those ads alongside the organic search results, typically in less than half a second. Our targeting software leverages neural networks that evaluate thousands of signals about the user, business and search context to make sure consumers see the right ad at the right time and drive ad clicks.
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
•Network Security. Computer viruses, malware, phishing attacks, denial-of-service and other attacks, and similar disruptions have become more prevalent in our industry, have occurred on our systems in the past and we expect them to occur periodically on our systems in the future. For information about our cybersecurity risk management, strategy and governance practices, see the section titled “Cybersecurity” included under Part I, Item 1C of this Annual Report.
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
Recommendation Software. Our automated recommendation software is our first line of defense against unreliable content and misinformation submitted to our platform. As described in more detail under “—Technology” above, our recommendation software analyzes billions of data points and hundreds of signals from all reviews, businesses and reviewers in an effort to recommend the most useful and reliable reviews. To avoid conflicts of interest, no individual Yelp employee, business owner or reviewer can influence or override the software’s decisions for any individual business. Our recommendation software helps us mitigate misinformation at scale by detecting and de-emphasizing less trustworthy reviews, including content that may be:
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
As of December 31, 2025, approximately 76% of the reviews submitted to our platform were recommended by our automated software and approximately 15% were not recommended but still accessible on secondary pages. Although they do not factor into a business’s overall star rating, we provide access to reviews that are not recommended to provide transparency regarding reviewed businesses and reviewers as well as the efficacy of our recommendation software.
Community. Yelp has always been a community-driven review platform, and we encourage authentic content from the start of the user experience. We encourage users to complete a public profile, which not only helps build a community but also helps signal the reliability of their content. We also established the Yelp Elite Squad to provide recognition to users who are active in the Yelp community and consistently contribute high-quality content, as discussed further under “—Consumer Engagement” below.
In addition to encouraging reliable content and fair play from the outset, our communities serve as additional layers of oversight. For example, we provide easy ways for our communities of users and business owners to report content that they believe violates our guidelines and suggest updates to business information. We also provide multiple ways for business owners to respond to reviews.
Human Content Moderation. Our User Operations team maintains the reliability and integrity of content on Yelp by protecting data quality, investigating potential fraud and moderating content. In addition to investigating individual reports of content that violates our policies, our User Operations team conducts and facilitates larger investigations into attempts to deceive consumers. For example, we proactively work to identify businesses and individuals who offer or receive cash, discounts or other benefits in exchange for reviews, such as reputation management companies that offer to artificially inflate search rankings and online reputations. Our human-powered moderation is also able to identify and thwart nuanced attempts to mislead consumers that other platforms may miss. For example, User Operations thoroughly verifies new business page submissions to prevent fake, duplicate or multiple listings intended to deceive customers, generate leads or gain unfair advantages. In 2025, business page rejections increased 29% from 2024, driven by improved moderation processes that more effectively identify and reject suspicious submissions in high-risk emergency services business categories, such as locksmiths, garage door repairs, roadside assistance and plumbing, where vulnerable consumers in need of assistance may be especially susceptible to scams.

In addition to taking direct corrective action — such as recategorizing businesses to appropriately reflect their services, closing user accounts or rejecting new business page submissions, as in the example above — if we identify or confirm any attempts to mislead consumers or similar issues through our investigations, we typically pursue one or more of the courses of action described below (each of which we may also employ on a stand-alone basis).
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
We issue the following types of consumer alerts:
•Unusual activity alerts indicate that a business, after gaining public attention, has received an influx of reviews that do not reflect genuine firsthand experiences. Our User Operations team may temporarily disable the posting of content to the business page as they investigate and remove content that violates our policies.
•Public attention alerts inform consumers when a business receives an influx of reviews related to it gaining public attention for either being accused of, or the target of, discriminatory behavior.
•Suspicious review activity alerts warn consumers when we have uncovered a large number of positive reviews submitted from the same IP address, which can indicate a concerted effort to inflate the business’s overall star rating on Yelp. We also issue this type of alert when we discover reviews from users who may be connected to a group that coordinates the buying or selling of online reviews (often referred to as a review exchange ring).
•Compensated activity alerts indicate that we caught someone offering payment in the form of cash, discounts, gift certificates or other incentives in exchange for writing, changing, preventing or removing reviews.
•Questionable legal threat alerts warn consumers that the business may be misusing the legal system to intimidate or silence a reviewer by making dubious legal threats or using a contractual gag clause.
When applicable, Yelp business pages include a consumer alerts history section, which includes a list of the business’s previous compensated activity alerts, suspicious review activity alerts and questionable legal threats alerts, to warn users of abnormal review activity or attempts to mislead, supplementing our public index of alert recipients.
Removal of Reviews and Other Content. We regularly remove reviews, photos and other content from our platform that we believe violate our terms of service, including, without limitation: reviews that do not reflect a first-hand consumer experience; content that has been bought, sold or traded; AI-created reviews; and reviews that are posted by someone we believe to be affiliated with the reviewed business. We also take steps to ensure that Yelp is a safe and welcoming place for everyone by removing threatening, harassing or lewd content, as well as hate speech and other displays of bigotry. Consumers can access information about reviews that we have removed for a particular business by clicking on a link on the business’s Yelp page. As of December 31, 2025, approximately 9% of the reviews submitted to our platform had been removed.
Coordination with Law Enforcement. We regularly cooperate with law enforcement and consumer protection agencies to investigate and identify businesses and individuals who may be engaged in false advertising or other deceptive practices relating to reviews. We regularly provide the Federal Trade Commission and other regulators with leads on deceptive reviews and conduct. We also publish an index that lists the latest compensated activity and suspicious review activity alerts we have placed on Yelp business pages, making it easier for regulators to identify businesses that may have participated in suspicious or deceptive review activity.
Legal Action. Our terms of service prohibit the buying and selling of reviews, writing fake reviews, review gating and other review suppression tactics that disproportionately promote positive reviews, while diverting criticisms to private channels. We regularly issue demands to third parties engaging in these and other deceptive activities that they cease such activities in relation to our platform. For example, we routinely investigate reputation management companies that offer these services and, if warranted, we take action against them, including by pursuing legal action to disrupt these harmful markets.
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
Community Management
For the above reasons, we foster and support communities of users and make the consumer experience a top priority. We have a team of Community Managers, Community Ambassadors and Online Community Ambassadors based across the United States and Canada whose primary goals are to support and grow communities of users in the local markets that they serve, raise brand awareness and engage with their surrounding communities through:
•planning and executing fun and engaging events for the community, such as parties, outings and activities at restaurants, museums, hotels and other local places of interest;
•getting to know community members and helping them get to know one another to foster an offline community experience that can be transferred online;
•promoting Yelp, including guest appearances on local television and radio, and at local events such as concerts and street fairs; and
•recurring e-mail newsletters to share information with the community about local businesses, events and activities.
Through these activities, we believe our Community Management team helps us increase awareness of our platform and grow avid communities who are willing to contribute content to our platform. We plan to continue these community development efforts in 2026.
Yelp Elite Squad
Our Community team’s responsibilities include engaging with our most passionate users — Yelp Elite Squad members (“Yelp Elites”). From the earliest days of Yelp, it was clear that some of our users went above and beyond with their prolific reviews, thoughtful photos and commitment to supporting local businesses by sharing their experiences. These users were not only active in their Yelp communities, but were also role models on and offline. Their voices helped make Yelp what it is today, and we started the Yelp Elite Squad to recognize these passionate individuals, signal our trust in them and their contributions, and encourage similar beneficial activities in our communities.
Beyond having well-written reviews and high-quality photos, Yelp Elite Squad members are active evangelists for their Yelp communities. Yelp Elites receive a badge on their Yelp profile pages and our Community team organizes sponsored social events for them, which facilitate face-to-face interactions, build the Yelp brand and foster the sense of true community in which we believe so strongly. These behind-the-scenes looks at top-rated businesses often include interacting with business owners, hearing their unique stories and engaging with other locals in the community. As voluntary users of our service, Yelp Elites do not receive compensation for their contributions.
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
Competition
We compete in rapidly evolving and intensely competitive markets, and we expect competition to intensify further in the future with the emergence of new technologies and market entrants. Our competitors consist of companies that help businesses — particularly businesses in our strategically important Services categories and, to a lesser extent, restaurants category — connect and engage with consumers, including:
•online search engines and directories, including those incorporating AI technologies, such as our primary competitor, Google, as well as traditional, offline business guides and directories;
•online and offline providers of consumer ratings, reviews and referrals, such as TripAdvisor, as well as social media platforms and features where consumers are increasingly searching for and posting information about local businesses, such as TikTok, Instagram and Reddit;
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
Some of our competitors enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, established marketing relationships with, and access to, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products or partner with our existing or potential partners (to our exclusion) to compete with our current solutions, and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in markets in which we operate.

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
•AI. We are subject to laws and regulations governing AI and machine learning technologies as a result of our use of such technologies on our platform and in our products and services. These laws and regulations, as well as interpretations of their requirements, are quickly evolving and may impose onerous compliance obligations, including transparency, risk assessment, monitoring and human oversight, among other compliance obligations.
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
Similarly, a number of legislative and regulatory proposals at all levels of government in the United States, as well as in other jurisdictions, have been enacted or introduced aimed at protecting minors online, including by restricting minors’ access to certain types of online content, requiring verification of user age, and mandating increased parental controls and privacy protections. If Yelp is deemed to be subject to any such laws or regulations, their requirements may increase our operational costs and may require significant changes to our business practices, user interface and content moderation operations. In addition, policymakers in various jurisdictions are taking steps to regulate ‘social media platforms’ as well as online platforms and content perceived as ‘harmful,’ which, if applicable to Yelp, could include heightened obligations related to content moderation, transparency reporting, data usage and similar areas.
Regulatory frameworks related to the processing of personal information are also evolving and generally becoming increasingly stringent. In the United States, many states have introduced comprehensive data privacy, data protection and data security legislation, such as the California Consumer Privacy Act (“CCPA”). These laws generally give residents of such states the ability to access and require deletion of their personal information, opt out of certain personal information sharing, and opt out of cross-contextual advertising, profiling and automated decision making. They also provide for civil penalties, which may include statutory damages, and, in certain states, residents have a private right of action for data breaches. As more states adopt privacy, data protection and data security laws with different obligations and limitations on the processing of personal information, our compliance efforts become more complex and expensive and we are exposed to greater potential liabilities. There has also been discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
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
For additional information, see the section titled “Risk Factors—Risks Related to Regulatory Compliance and Legal Matters—Our business is subject to complex and evolving domestic and foreign laws, regulations and other obligations related to privacy, data protection, data security and other matters. Our actual or perceived failure to comply with such laws, regulations and obligations (or that of the third parties with whom we work) could harm our business.”
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
As of December 31, 2025, we had 5,168 employees (including employees on leave) globally across the following teams:
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
Employee Engagement. To maintain our vibrant culture and address any areas of employee concern, we conduct regular employee engagement surveys covering a wide range of topics including: manager effectiveness; feedback and recognition; company confidence; inclusion and belonging; learning and development; and remote work issues such as managing remotely, manager and team support, employee well-being in a remote environment, and remote connection opportunities. We also conduct biennial surveys regarding employee programs and benefits. We implemented a number of changes that took effect in 2024 in response to the results of our most recent benefits survey, including enhancement of our retirement plans and the addition of non-medical surrogacy expenses as an eligible reimbursement, among other things. We also improved the benefit programs for our employees in Canada by expanding voluntary benefits and life insurance coverage.
Making a Difference. We endeavor to have a positive impact on the communities in which people use Yelp by using our platform to raise awareness, promote economic opportunity for those in need and support organizations that serve local communities. In addition to participating in virtual volunteer events in partnership with various nonprofit organizations, Yelp employees made a difference in 2025 through the Yelp Foundation (the “Foundation”), a non-profit organization established by our Board in 2011 that directly supports consumers and local businesses in the communities in which we operate. In 2011, our Board approved the contribution and issuance to the Foundation of 520,000 shares of our common stock to fund grants to local non-profit organizations that are actively engaged in supporting community and small business growth. The Foundation held 104,500 shares as of December 31, 2025, which represented less than 1% of our outstanding common stock.
One of the Foundation’s missions is to promote a culture of philanthropy among Yelp employees and, to that end, the Foundation offers up to $1,000 per person in matching donations each year to eligible charitable organizations made by our regular full-time employees. In 2025, the Foundation again matched Yelp employee donations made to a wide range of charitable organizations, including those focused on the causes that mattered most to our employees: education; human services; food; health; and animal-related causes.
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
Seasonality. Based on historical trends, our advertising revenue in a particular year is typically lowest in the first quarter of that year and increases sequentially through the third quarter. Fourth quarter advertising revenue is typically similar to the third quarter as well as to the first quarter of the subsequent year. Ad budgets for our multi-location customers typically increase throughout the year, generally starting the year at their lowest and peaking in the fourth quarter, while SMB ad budgets tend to decrease in the fourth quarter. With regard to expenses, we generally decrease our marketing expenditures in the fourth quarter before increasing them again in the first quarter of the following year. Our personnel expenses also tend to increase from the fourth quarter to the first quarter due to the timing of payroll taxes and benefits, as well as our annual compensation cycle. Our traffic is also typically weakest in the fourth quarter of the year.
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
For discussion of how seasonality and macroeconomic conditions impacted our business in 2025 and our expectations for 2026, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Performance” in Part II, Item 7 of this Annual Report.
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

Item 1A. Risk Factors
Risks Related to Our Business and Industry
Adverse macroeconomic conditions — particularly those affecting local economies — have had, and may continue to have, a significant adverse impact on our business and results of operations, and also exposes our business to other risks.
Our business relies on local economies and the consumer spending that drives them, which may be affected by conditions beyond our control, such as unemployment, inflation, interest rate changes, taxes, access to credit, public health issues, natural disasters and adverse weather conditions, among many others. Currently, many businesses in the United States continue to face challenging operating environments amid widespread economic uncertainties, including labor shortages, supply chain issues, inflation and recessionary concerns, and higher interest rates, which have been exacerbated by changes to U.S. tariff policy and immigration enforcement priorities. These challenging macroeconomic conditions have had, and we expect them to continue to have, a significant adverse impact on our business and results of operations.
For example, adverse macroeconomic conditions have had, and may continue to have, a negative impact on the ability and willingness of advertisers to spend on our products and services. Businesses in our Restaurants, Retail & Other (“RR&O”) categories in particular have faced protracted adverse conditions, which have negatively impacted their advertising spending with us. The weakness we observed in advertiser demand from RR&O businesses beginning in late December 2023 continued throughout 2025, resulting in advertising revenue from RR&O businesses decreasing 6% and paying advertising locations decreasing 3% year over year in 2025. We believe the performance of our RR&O categories in 2025 was primarily due to the challenging operating environment businesses in these categories continue to face, and we expect these challenges to persist and have an adverse impact on our results of operations in 2026.
Changes in consumer behavior due to adverse economic conditions have also had, and may continue to have, both direct and indirect negative impacts on our business. Conditions that negatively impact consumer spending in local economies impact our business directly through reduced consumer traffic to our platform. For example, we believe economic uncertainties and inflationary pressures contributed to the lack of growth in consumer traffic to our platform in 2025. Because traffic to and user engagement on our platform together impact the number of ads we are able to show as well as the value of those ads to businesses, such negative impacts on consumer activity may also make it more difficult to convince existing and prospective advertisers that our products offer them a material benefit and generate a competitive return relative to other alternatives.
Conditions that negatively impact consumer spending in local economies also impact our business indirectly as consumers reduce their spending in local economies, compounding challenges for local businesses and further negatively impacting their willingness to spend on our products and services. For example, as adverse conditions in local economies persisted through 2025, they increasingly impacted our Services categories as consumers forwent, delayed or scaled down services projects; as a result, demand from Services businesses for our products and services was more muted than typical through the third quarter and decreased sequentially in the fourth quarter.
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
It is not possible for us to predict the remaining duration of the current adverse economic conditions facing local economies, or the duration or magnitude of the resulting adverse impact on our business. We expect that our business will continue to be significantly adversely affected for the duration of any recessionary period or protracted economic downturn. Any prolonged adverse macroeconomic conditions may also fundamentally shift consumer demand or preferences in ways that harm our business, such as consumers’ preference for food delivery over dine-in restaurant experiences following the COVID-19 pandemic, which we believe may be contributing to the weak RR&O traffic we have seen since the pandemic.
We generate substantially all of our revenue from advertising. If we fail to maintain and expand our base of advertisers, our revenue and our business will be harmed.
In order to maintain and expand our advertiser base, we must convince existing and prospective advertisers alike that our advertising products offer them a material benefit and generate a competitive return relative to other alternatives. Adverse macroeconomic conditions may make this more difficult, particularly when such macroeconomic conditions disproportionately affect the local economies, including SMBs, on which we rely, as was the case with the economic impact of the COVID-19 pandemic. Many businesses continue to face supply chain issues, inflation, inventory and labor shortages, and an increased cost of labor, among other challenges. These conditions have had, and we expect them to continue to have, a significant adverse impact on our business and revenue; for example, we believe the challenging operating environment resulting from these macroeconomic pressures has been responsible for the weakness in advertiser demand in our RR&O categories we have been experiencing since late December 2023.
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
•challenging macroeconomic conditions or trends that negatively impact consumer demand, such as the current inflationary environment, which we believe began negatively impacting demand from Services advertisers in 2025, and consumers visiting many types of businesses less frequently than prior to the pandemic;
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
Our growth strategy includes priorities such as reconceiving Yelp around answers and actions, delivering AI tools that help service pros and other local businesses grow, operate and succeed, and extending our reach to power local delivery across the AI ecosystem. These initiatives will require substantial investments, involve significant risks and executing on them may prove more difficult than we currently anticipate. We may not succeed in realizing the benefits of these efforts, including growing our revenue and improving our margins, within the time frame we expect or at all. Even if these initiatives ultimately drive revenue growth, it will likely trail the increase in expenses resulting from our investments.
Our ability to execute each of our strategic priorities depends on our ability to develop innovative, relevant and useful products in a timely manner. Developing successful products requires substantial investments, and such investments may not prioritize short-term financial results and may involve significant risks and uncertainties. For example, new products may fail to generate sufficient revenue, operating margin or other value to justify the investments we made in them. This is a particular risk for new products that are unproven or that are outside of our historical core business, including the product roadmap underlying our 2026 strategic initiatives, which aims to deliver innovative AI-powered products and features. Although we have significant experience with AI technologies, the use of, as well as consumer expectations for, such technologies are rapidly evolving and we cannot guarantee that our AI-based products will prove popular with consumers or businesses. Our plans to leverage AI in our product initiatives and business operations also pose particular risks to our business, as further described below.
Certain of our past strategic decisions may also continue to impact our opportunities and long-term prospects. For example, although our strategic focus on Services businesses in recent years has driven our business performance, our Services business faces industry challenges. In addition to being a highly competitive, fragmented market, it has not yet fully embraced online solutions of the type we offer. Many consumers continue to search for, select and hire service professionals offline through word-of-mouth and referrals. Changing traditional habits is difficult, and the speed and ultimate outcome of the shift of these markets online for consumers and businesses alike is uncertain and may not occur as quickly as we expect, or at all.
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
We have experienced, and expect to continue to experience, declines in our traffic in certain periods for a variety of reasons. For example, because a substantial majority of our traffic goes to our RR&O categories and RR&O traffic is particularly sensitive to changes in consumer confidence levels, our overall traffic levels generally fluctuate with macroeconomic conditions. We believe that the current uncertain and inflationary economic environment continued to have a negative impact on our RR&O traffic in 2025, offsetting modest growth in Services traffic, resulting in our traffic metrics being down modestly year over year. While we cannot predict the remaining duration of the current uncertain economic conditions or the duration or magnitude of their impact on our traffic, we expect traffic to remain challenged in 2026.
Other factors that could adversely affect our traffic and user engagement include, but are not limited to:
•our reliance on Internet search engines;
•other adverse macroeconomic conditions and their negative impact on consumer spending at local businesses;
•if users engage with other products, services or activities as an alternative to our platform;
•if consumers use AI-powered features of search engines, such as Google’s AI Overviews and AI Mode, AI chatbots or other AI platforms instead of traditional search engines, as these tools often present their results in a format that de-emphasizes links to our platform;

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
As a result of these dynamics, as well as the maturation of our business and our high penetration rates in most major geographic markets within the United States and Canada, we generally expect our traffic to decrease in certain periods going forward. Should our traffic continue to decline, our business and financial performance will become increasingly dependent on driving user engagement on our platform and with the ads that we display, which we may not do successfully.
We rely on Internet search engines and application marketplaces to drive traffic to our platform, certain providers of which offer products and services that compete directly with our products. If links to our applications and website are not displayed prominently, traffic to our platform could decline and our business would be adversely affected.
We rely heavily on Internet search engines, including primarily Google, to drive traffic to our platform through their unpaid search results and on application marketplaces, such as Apple’s App Store and Google’s Play, to drive downloads of our applications. If they fail to drive sufficient traffic to our platform, we may need to increase our marketing spend to acquire additional traffic. We cannot assure you that the value we ultimately derive from any such additional traffic would exceed the cost of acquisition, and the resulting increase in marketing expense may in turn harm our operating results. For example, despite our 2024 initiative to acquire Services projects through paid search resulting in an increase in projects, more ad clicks and lower average CPCs than in the prior year, these improvements did not drive our desired returns in advertiser retention or ad budget increases.
The amount of traffic we attract from search engines is due in large part to how and where information from and links to our website are displayed on search engine result pages. The specific links to our platform that are displayed in search engine results also impact the quality, including the value and engagement level, of the traffic we receive from search engines. The display, including rankings and links, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Search engines have made changes in the past to their ranking algorithms, methodologies and design layouts that have reduced the prominence of links to our platform and negatively impacted the volume and quality our traffic, and we expect they will continue to make such changes from time to time in the future. For example, search engines such as Google have incorporated AI-generated responses to search queries above their organic search results, which has reduced the prominence of links to our platform and may be having a negative impact on our traffic.
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

In some instances, search engine companies and application marketplaces may change their displays or rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. For example, Google has promoted its local product offering within certain of its products, including general search and maps. The promotion of Google’s own competing products ahead of its organic search results has negatively impacted the prominence of links to our platform. Because Google in particular is the most significant source of traffic to our website, our success depends on our ability to maintain a prominent presence in search results for queries regarding local businesses on Google. As a result, Google’s promotion of its own competing products, or similar actions by Google in the future that have the effect of reducing our prominence or ranking on its search results — such as its presentation of AI-generated responses to search queries in a manner that de-emphasizes links to our platform — could have a substantial negative effect on our business and results of operations.
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

Some of our competitors enjoy certain competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, large existing user bases and substantially greater financial, technical and other resources. These companies may use these advantages to offer products similar to ours at a lower price, develop different products or partner with our existing or potential partners (to our exclusion) to compete with our current solutions, and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. For example, competitors have used, and may in the future use, their substantial financial resources to secure positions as the default or exclusive option in web browsers, mobile devices or other potential sources of traffic and app downloads, as Alphabet Inc., the parent company of Google, pays for Google to be the default search engine in Apple’s Safari browser. In particular, major Internet companies, such as Google and Meta, may be more successful than us in developing and marketing online advertising and other services directly to local businesses, and may leverage their relationships based on other products or services to gain additional share of advertising budgets. Certain competitors could also use strong or dominant positions in one or more markets to gain competitive advantage against us in areas in which we operate, including by:
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
We rely on relationships with various third parties to grow our business, including strategic partners and technology and content providers. For example, we rely on third parties for data about local businesses, mapping functionality, payment processing, information technology and systems, network infrastructure and administrative software solutions. We also rely on partnership integrations for various transactions available through Yelp, including DoorDash for food-ordering services. Identifying, negotiating and maintaining relationships with third parties require significant time and resources, as does integrating their data, services and technologies onto our platform. This may divert the attention of our management and employees from other aspects of our business operations, and there can be no assurance that we will be able to continue to realize the intended benefits of any given partnership.
It is possible that third-party providers and strategic partners may not be able to devote the resources we expect to the relationships. We may also have competing interests and obligations with respect to certain of our partners, which may make it difficult to maintain, grow or maximize the benefit for each partnership. For example, we have historically benefited from the integration of our content into Apple Maps driving a significant amount of traffic to our website and downloads of our application. If Apple were to offer products competitive with ours, such as local business reviews, our relationship with Apple would be negatively impacted and our longstanding partnership might be difficult to maintain as a result. Although traffic and app downloads driven by Apple Maps decreased following certain changes to the display of our content in Apple Maps, if our partnership with Apple ended, traffic to our platform and our business would be harmed. If our relationships with our partners and providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or similar services. As in the case of the expiration or termination of any of our agreements with third-party providers, transitioning from one partner or provider to another could subject us to operational delays and inefficiencies and we may not be able to replace the services provided to us in a timely manner or on terms that are favorable to us, if at all.

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
Our employee operations are complex and place substantial demands on management and our operational infrastructure. These operations may be negatively affected by a range of external factors that are not within our control, including catastrophic events, such as earthquakes or fires, and public health crises. Such factors may have a substantial impact on employee attendance or productivity, and the extent and duration of their impact are typically uncertain; if we are not able to respond to and manage the impact of such events effectively, our business will be harmed. For example, our rapid and broad-based shift to a remote working environment in connection with the COVID-19 pandemic added to the complexity of our employee operations by creating productivity, connectivity, security and oversight challenges. We expect challenges to continue to arise as we navigate uncertain political and economic environments, incorporate technological innovations into our business and otherwise respond to external factors going forward. Addressing these challenges could adversely affect our company culture and will require the attention of our executive team and other key employees, which could adversely affect our business.
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
As new devices and platforms are continually being released, it is also difficult to predict the problems we may encounter in adapting our products and services — and developing competitive new products and services — to them, and we may need to devote significant resources to the creation, support and maintenance of such products. Our success will be dependent on the interoperability and compliance of our products with a range of technologies, systems, networks and standards that we do not control, such as mobile operating systems like Android and iOS. For example, in 2021, Apple made certain changes to its products and data use policies in connection with changes to its iOS operating system that reduced our ability to target and measure advertising. While these changes currently impact only a small portion of our advertising business, they could limit our ability to expand the relevant advertising products in the future. We may not be successful in developing products that operate effectively with these technologies, systems, networks and standards or in creating, maintaining and developing relationships with key participants in related industries, some of which may be our competitors.
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
Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands, and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. For example, in February 2026, we acquired Hatch to advance our AI transformation and expand our subscription offerings to help Services businesses operationally. Similarly, we may pursue investments in privately held companies in furtherance of our strategic objectives. We have limited experience as a company in the complex processes of acquiring and investing in businesses and technologies. The pursuit of potential future acquisitions or investments may divert the attention of management and in many cases causes us to incur expenses in identifying, investigating and pursuing transactions, whether or not they are consummated. If we do not complete an announced strategic transaction, or we do not complete it within the time frame we anticipate, our business and financial results could be harmed.
Acquisitions that are consummated could result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. The incurrence of debt in particular could result in increased fixed obligations or include covenants or other restrictions that would impede our ability to manage our operations. For example, we funded the purchase price of Hatch in part with borrowings under our revolving credit facility. In addition, any transactions we announce could be viewed negatively by users, businesses or investors. We may also fail to accurately forecast the financial impact of a transaction, including tax and accounting charges.
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
Consumers also may not find the content on our platform to be valuable if they do not perceive it as relevant, helpful or reliable. For example, we believe consumers consider AI-created reviews to be less trustworthy than reviews written by humans, and we cannot guarantee that we will identify and remove all such reviews. Similarly, we do not phase out or remove dated reviews, and consumers may view older reviews as less relevant or reliable than more recent reviews. If the high concentration of reviews in our restaurants and shopping categories creates a perception that our platform is primarily limited to these categories, consumers may not believe that we can provide them with helpful information about businesses in other categories and seek that information elsewhere.
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
We base many of our decisions on our commitment to providing the consumers who use our platform with a great experience. In the past, we have forgone, and we may in the future forgo, certain expansion or revenue opportunities that we believe excessively degrade the consumer experience, even if such decisions negatively impact our results of operations in the short term. For example, we prohibit businesses from soliciting customers to write reviews on our platform, which can create a positive bias that is unfair to consumers and other businesses. While we believe this policy is a critical to maintaining trustworthy content that consumers can rely on, it also prevents us from partnering with some digital marketing agencies, whose actions often include review solicitation on our platform, which might otherwise be a source of revenue. Any decisions we make that prioritize consumers may negatively impact our relationship with existing or prospective advertisers. For example, unless we believe that a review violates our terms of service, such as reviews that contain hate speech or bigotry, we will allow the review to remain on our platform, even if the business disputes its accuracy. Certain advertisers may therefore perceive us as an impediment to their success as a result of reviews and ratings that are critical of them. This practice could result in a loss of advertisers, which in turn could harm our results of operations. However, we believe that this approach has been essential to our success in attracting users and increasing the frequency with which they use our platform. As a result, we believe this approach has served the long-term interests of our company and our stockholders and will continue to do so in the future.
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
Further, if our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, ability to attract or retain employees, and attractiveness as an investment, business partner, acquiror or service provider could be negatively impacted. For example, “anti-ESG” sentiment has gained momentum across the United States in recent years, with several states and policymakers having proposed or enacted anti-ESG policies, legislation or initiatives. In addition, the Trump Administration has issued executive orders targeting certain DEI initiatives in the private sector. These or other anti-ESG- and anti-DEI-related policies, legislation, initiatives, legal decisions and scrutiny could result in investigations, litigation or enforcement actions against us by governments, regulators or others. Responding to and resolving such actions may require significant time and resources, regardless of their merit, and may result in us sustaining reputational harm.
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
Malicious code (such as computer viruses and worms), break-ins, malware (including as a result of advanced threat intrusions), social engineering (particularly spear phishing attacks and through the use of deep fakes), attempts to overload servers with denial-of-service attacks, credential stuffing attacks, ransomware attacks, and other similar attacks and disruptions have become more prevalent in our industry. Ransomware attacks in particular are becoming increasingly common and could lead to significant interruptions in our operations, ability to provide our products and services, loss of sensitive data, reputational harm and diversion of funds. Extortion payments may mitigate the negative impacts of a ransomware attack, but we may be unwilling or unable to make such payments for various reasons, including due to applicable laws or regulations prohibiting such payments. Our distributed and international workforce could impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly.
Cyber-attacks and other attempts to gain unauthorized access to our computer systems have occurred on our systems in the past and are expected to occur periodically on our systems in the future. For example, we have been the target of distributed denial of service attacks and our employees are subject to phishing attempts from time to time. Although none of the disruptions we have experienced to date have had a material impact on our business, any future disruptions could lead to interruptions, delays or website shutdowns, causing loss of critical data or the unauthorized disclosure or use of personal information or confidential information. Even if we experience no significant shutdown or no critical data is lost, obtained or misused in connection with an attack, the occurrence of such an attack or the perception that we are vulnerable to such attacks may harm our reputation, degrade the user experience, cause loss of confidence in our products or result in financial harm to us.
We also face risks associated with security incidents, including security breaches, affecting our third-party partners and service providers. Our ability to monitor these third parties’ information security practices is limited and they may not have adequate information security measures in place. A security incident or breach at any such third party could be perceived by consumers, businesses or others as a security incident or breach relating to our systems and result in negative publicity, damage to our reputation and expose us to other losses. While we may be entitled to damages if such third parties fail to satisfy their privacy- or security-related obligations to us, any such award may be unrecoverable or insufficient to cover our damages. Similarly, threat actors may leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, which could expose us to further liabilities and reputational harm.
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
Cyber-attacks continue to evolve in sophistication and volume, are increasingly difficult to detect, and may be enhanced or facilitated by AI. Although we have developed systems and processes that are designed to detect, mitigate and remediate vulnerabilities in our information systems to protect our data and prevent data loss and other security breaches, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target or long after, and may originate from sources that cannot be meaningfully deterred or prosecuted, such as sophisticated nation states and nation-state-supported actors. As a result, these preventative measures may not be adequate and we cannot assure you that they will provide absolute security.
Any or all of these issues could negatively impact our ability to attract new users, deter current users from returning to our platform, cause existing or potential advertisers to cancel their contracts, or subject us to third-party lawsuits or other liabilities. For example, we work with third-party vendors to process credit card payments by users and businesses, and are subject to payment card association operating rules. Compliance with applicable operating rules, however, will not necessarily prevent illegal or improper use of our payment systems, or the theft, loss or misuse of payment information. If our security measures fail to prevent fraudulent credit card transactions and protect payment information adequately as a result of employee error, malfeasance or otherwise, or we fail to comply with the applicable operating rules, we could be liable to the users and businesses for their losses, as well as the vendor under our agreement with it, and be subject to fines and higher transaction fees. Our agreements may not contain limitations of liability, and even where they do, there can be no assurance that such provisions will be sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of privacy and security matters, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
In addition, governmental authorities could also initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.
We are increasingly using AI technologies on our platform and in our business operations, which involves significant risks and may not provide the expected benefits to our business.
We are increasingly incorporating AI and AI-generated content into our platform, products and services, including using it to recommend relevant content to our users, provide call answering services to businesses, facilitate transactions, summarize content, and enhance our advertising products and systems, among other uses. We are also increasingly using AI tools to support our business operations, such as AI software coding tools and AI features of other tools used in our operations, including tools used in third-party risk management, security and human resources software.
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
The U.S. federal government, certain U.S. states, the European Union and other jurisdictions outside of the United States have also proposed, enacted or are considering enacting laws governing the development and use of AI technologies, such as the California Bot Disclosure Law, the Colorado Artificial Intelligence Act and the European Union’s AI Act, and we expect additional jurisdictions to do so going forward. These laws may impose onerous compliance obligations, including transparency, risk assessment, monitoring and human oversight requirements, as well as significant penalties for non-compliance. These obligations may make it harder for us to conduct our business using AI technologies, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies. If our use of AI technologies is restricted or we are subject to regulatory fines and penalties, our business and results of operations may be harmed.
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
Our operating results could vary significantly from period to period as a result of a variety of factors, many of which may be outside of our control. This volatility increases the difficulty in predicting our future performance and means comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risk factors discussed in this section, factors that may contribute to the volatility of our operating results include:
•the impact of macroeconomic conditions on local economies, including the current uncertain economic environment, as well as the resulting effect on consumer spending at local businesses and the level of advertising spending by local businesses;
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
•cyclicality and seasonality, which may become further pronounced as our growth rate slows;
•the effects of changes in search engine placement and prominence, such as Google’s incorporation of AI-generated responses to search queries above its organic search results;
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
We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. For example, in 2025, as a result of such a review, we updated our methodology for measuring our desktop unique devices metric to exclude devices that visit the Yelp home page, but take no further action. Although this change did not have a material impact on the desktop unique devices reported for previous years, we have adjusted the number of desktop unique devices we are reporting for 2024 to remove such traffic to provide greater accuracy and transparency, as well as for comparative purposes against 2025.
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
You should not rely on the revenue growth of any prior quarterly or annual period, or the net income we realize in certain periods, as an indication of our future performance. Although our revenue has grown significantly over time, our revenue growth rate has decelerated in recent periods — even turning negative year over year in the fourth quarter of 2025 — as a result of a variety of factors, including the maturation of our business. Moreover, our strategy to grow our business involves significant risks and executing on it may prove more difficult than we currently anticipate.
Our revenue has also been significantly negatively impacted as businesses reduced their advertising spending as a result of the adverse macroeconomic conditions impacting local economies. Advertiser demand from RR&O businesses remained weak throughout 2025, resulting in advertising revenue from RR&O businesses decreasing 6% year over year. We believe the performance of our RR&O categories in 2025 was primarily due to the challenging operating environment businesses in these categories continue to face, including supply chain issues, inflation and its impact on consumer spending, labor shortages and an increased cost of labor. As adverse conditions in local economies continued through 2025, they increasingly impacted our Services categories as well, as consumers forwent, delayed or scaled down services projects, which negatively impacted advertiser demand from businesses in these categories. We cannot predict the remaining duration of the current adverse economic conditions or the duration or magnitude of the adverse impact on our revenue; however, we expect the challenges facing local economies to persist and have a significant adverse impact on our results of operations in 2026.
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
We have a revolving credit facility (“credit facility”) established pursuant to our Revolving Credit and Guaranty Agreement, dated as of April 28, 2023, with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, as amended by the First Amendment to Revolving Credit and Guaranty Agreement, dated as of December 18, 2025, with the lenders party thereto, JPMorgan Bank, N.A., as the existing administrative agent and collateral agent, and Wells Fargo Bank National Association, as the successor administrative agent and collateral agent (as amended, the “Credit Agreement”). The Credit Agreement provides our lenders with a first-priority lien against substantially all of our domestic assets, including certain domestic intellectual property, and contains financial covenants and other restrictions on our actions that limit our operational flexibility and may adversely affect our results of operations. It contains a number of covenants that limit our ability to, among other things, incur indebtedness, grant liens, make distributions, pay dividends, repurchase shares, make investments, or engage in transactions with our affiliates, merge or consolidate with other companies, sell material businesses or assets, or license or transfer certain of our intellectual property. We are also required to maintain certain financial covenants. Complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.
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
Additionally, the Credit Agreement utilizes Secured Overnight Financing Rate (“SOFR”) or various alternative methods to calculate the amount of accrued interest on any loans. If a published U.S. dollar SOFR is unavailable, the interest rates on our debt indexed to SOFR will be determined using one of the alternative methods, any of which could, at any time the revolver is drawn, result in interest obligations that are more than the current form, which could have a material adverse effect on our financing costs.
We operate in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We operate in an evolving industry that may not develop as expected, if at all. If the demand for connecting consumers and local businesses does not develop as we expect, or if we fail to address the needs of this demand, our business will be harmed. This risk may be higher for initiatives incorporating AI technologies, including the product roadmap underlying our 2026 strategic initiatives, which are complex and rapidly evolving. As a result, our historical operating results may not be indicative of our future operating results, making it difficult to assess our future prospects. You should consider our business and prospects in light of the risks and difficulties we may encounter in this rapidly evolving industry, which we may not be able to address successfully. These risks and difficulties include numerous factors, many of which we are unable to predict or are outside of our control, including those discussed elsewhere in these Risk Factors. Failure to address these risks and difficulties adequately could harm our business and cause our operating results to suffer.
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
Our income tax obligations are based in part on our corporate operating structure and intercompany arrangements, including the manner in which we develop, value and use our intellectual property and the valuations of our intercompany transactions. For example, our corporate structure includes legal entities located in a jurisdiction with an income tax rate lower than the U.S. statutory tax rate. Our intercompany arrangements allocate income to such entities in accordance with arm’s length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate.
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
For example, the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which was enacted on December 22, 2017, made broad and complex changes to the U.S. tax code, including, among other things, reducing the federal corporate tax rate. Beginning in 2022, the Tax Act required the capitalization of research and development expenses with amortization periods over 5 or 15 years pursuant to Internal Revenue Code Section 174 (“Section 174”). In July 2025, the congressional bill known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which, among other things, restored certain favorable corporate tax provisions, including permitting full expensing of domestic research and development expenses. We will continue to monitor future developments, including regulatory guidance and interpretations, which could have a material impact.
Furthermore, taxing authorities in various U.S. states as well as other jurisdictions worldwide have enacted or proposed new tax laws, rules and regulations directed at taxing the digital economy and multinational entities. Over the last several years, the Organization for Economic Co-operation and Development (“OECD”) has been working on a Base Erosion and Profit Shifting Project with model rules that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in certain countries where we do business. Although this framework is subject to further negotiation and implementation by each member country, many countries have approved its 15% global minimum tax rate, among other provisions. If additional jurisdictions adopt the OECD’s framework, and as transition relief expires and other provisions of the framework become effective in jurisdictions that have adopted the framework, our effective tax rate and cash tax payments could increase. In January 2026, the OECD released guidance known as the “side-by-side package,” which introduced additional permanent and transitional safe harbors to the global minimum tax rules; however, this package represents international tax guidance only, and, as a result, the overall effect on our future tax obligations remain uncertain. Various jurisdictions have also unilaterally enacted or are considering a digital services tax on companies that generate revenues from the provision of digital services. These ongoing efforts to modernize the international tax framework and address the digitalization of the global economy could increase our future tax obligations. We will continue to monitor the developments and assess any impacts on our long-term tax planning and consolidated financial statements.
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
We and the third parties with whom we work are subject to numerous domestic and foreign laws and regulations that involve matters central to our business, including laws regarding privacy, data protection, data security, user-generated content and consumer protection, among others, as described in more detail under the section titled “Business—Government Regulation” in Part I, Item 1 of this Annual Report. For example, we are subject to numerous laws around the world that restrict the collection, use, storing, processing and disclosure of personal information and other user data. We are also subject to a variety of laws, regulations and guidelines that regulate the way we distinguish paid search results and other types of advertising from unpaid search results. We operate in a rapidly evolving industry, and many laws and regulations that impact our business are being proposed, are still evolving or are being tested in courts, which adds to the complexity of operating our business.
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
Uncertainty regarding the application and interpretation of existing laws and regulations due to court challenges, evolving legislation or regulator interpretation may also result in a significantly greater compliance burden for us. For example, there have been ongoing efforts to restrict the scope of the critical liability protections afforded to online platforms like ours under CDA 230, which could increase our content moderation costs and our exposure to liability in connection with the publication of third-party content, including user-generated reviews. There have also been efforts to limit the applicability of CDA 230 to new types of content, such as AI-generated content. Changes to CDA 230 or new interpretations of its application, whether the result of legislative, administrative or judicial action, could also cause us to remove more content from our platform, particularly critical consumer commentary, in response to takedown demands that may or may not be legitimate, which would negatively affect the quality and quantity of information available through our service. Similarly, the mechanisms for transferring personal information from Europe and the United Kingdom to the United States in compliance with the GDPR and UK GDPR have been subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from Europe or the United Kingdom to the United States, or if the requirements for legally compliant transfers are too onerous, we could face significant adverse consequences, including increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal information from Europe, and may be required to increase our data processing capabilities in Europe at significant expense.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in these Risk Factors and elsewhere in this Annual Report, factors that may cause volatility in our share price include:
•the impact of adverse macroeconomic conditions on local economies, including the current challenging operating environment for local businesses, as well as the timing and pace of recovery;
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
Since we implemented our stock repurchase program in July 2017, our Board has authorized the repurchase of up to an aggregate of $2.45 billion of our common stock, of which $513.7 million remained available as of February 17, 2026 and which does not have an expiration date. Although our Board has authorized this repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The actual timing and amount of repurchases remain subject to a variety of factors, including liquidity, cash flow and market conditions, all of which may be negatively impacted by the current uncertain macroeconomic conditions. In addition, the terms of our Credit Agreement impose limitations on our ability to repurchase shares during the term of our revolving credit facility. We cannot guarantee that the program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program could diminish our cash and cash equivalents, and marketable securities.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, officers, employees and significant stockholders, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of December 31, 2025, we had 59,954,496 shares of common stock outstanding.
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
We have implemented and maintain various information security measures, processes, standards and policies, as applicable, designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, products, applications, internal- and third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, as well as the data of our users, customers, partners and employees (“Information Systems and Data”):
•Risk Identification and Assessment. The Engineering Security team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various internal resources as well as third-party products and services. For example, depending on the environment, application, system and data, we use manual and automated tools, including third-party cybersecurity software; subscription reports and services from threat intelligence service providers; scans of the threat environment; audits; and threat assessments to identify potential risks and threats.
•Risk Management. Depending on the environment, application, systems and data, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These include, as applicable to specific environments, systems and data, our Security Incident Response Plan, our Vulnerability Management Policy, data security policy, network security controls and data segregation.
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

At this time, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see the section titled “Risk Factors—Risks Related to Our Technology and Intellectual Property—If our security measures, or those of the third parties with whom we work, are compromised, or if our platform is subject to attacks that degrade or deny the ability of users to access our content, users may curtail or stop use of our platform.”
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
Our Vulnerability Management Policy and Security Incident Response Plan are designed to identify and manage certain cybersecurity vulnerabilities and incidents, respectively, while escalating to members of management depending on the circumstances, including the Vice President, Director and other members of the Engineering Security team. When appropriate, our Security Incident Response Plan also provides for escalations to our Chief Legal Officer and other members of the Legal team, as well as for notification of our Chief Technology Officer. The Engineering Security team and other members of management work with the incident detection and response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified.
Our Chief Technology Officer and members of the Engineering Security team typically meet bi-annually with the Audit Committee to review the Company’s security and regulatory posture, including significant cybersecurity threats and risks, as well as the processes the Company has implemented to address them. The Chair of the Audit Committee, in turn, reports to the full Board.
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
Item 3. Legal Proceedings.
We are subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these matters will have a material effect on our business, financial position, results of operations or cash flows. For more information, see “Legal

Proceedings” in Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements included in this Annual Report, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, par value $0.000001 per share, is listed on the NYSE under the symbol “YELP.”
Stockholders
As of the close of business on February 17, 2026, there were 25 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Performance Graph
We have presented below the cumulative total return to our stockholders during the period from December 31, 2020 through December 31, 2025 in comparison to the NYSE Composite Index and NYSE Arca Tech 100 Index. All values assume a $100 initial investment and data for the NYSE Composite Index and NYSE Arca Tech 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

$200
$100
$0
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Dec 31, 2025
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

Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended December 31, 2025 (in thousands except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program(1)
October 1 - October 31, 2025	808	$32.31	808	$101,210
November 1 - November 30, 2025	1,178	$28.81	1,178	$67,259
December 1 - December 31, 2025	939	$30.31	939	$38,811
(1)    Between the initial authorization of our stock repurchase program in July 2017 and December 31, 2025, our Board had authorized us to repurchase up to an aggregate of $1.95 billion of our outstanding common stock. Our stock repurchase program has no expiration date and will continue until otherwise suspended or terminated. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program.”
(2)    Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases, net of shares issued, as a result of the Inflation Reduction Act of 2022.
On February 10, 2026, our Board authorized a $500.0 million increase to our stock repurchase program, bringing the total amount of repurchases authorized under our stock repurchase program since its inception to $2.45 billion, of which $513.7 million remained available for future repurchases on February 17, 2026.
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
The following section also includes information regarding 2025 and 2024 and year-over-year comparisons between these periods. A full discussion of 2023 items and year-over-year comparisons between 2024 and 2023 can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
As one of the best known Internet brands in the United States, Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust us for the more than 300 million ratings and reviews available on our platform of businesses across a broad range of categories, while businesses advertise with us to reach our large audience of what we believe are purchase-oriented and generally affluent consumers. We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a CPC basis.
In the year ended December 31, 2025, our net revenue was $1.46 billion, up 4% from the year ended December 31, 2024, and we recorded net income of $145.6 million and adjusted earnings before interest, income taxes, depreciation and amortization (“EBITDA”) of $369.2 million. For information on how we define and calculate adjusted EBITDA and a reconciliation of this non-GAAP financial measure to net income, see “—Non-GAAP Financial Measures” below.
In 2025, we delivered record annual revenue and profitable growth through the consistent execution of our product-led strategic initiatives and prudent capital allocation:
Lead in Services
•Services continued to drive our performance in 2025, with advertising revenue from businesses in these categories up 8% year over year to a record $948 million, led by growth in our Auto Services and Home Services categories. Advertising revenue from our Auto Services category includes revenue generated by RepairPal, which we acquired in November 2024 and which contributed significantly to growth in Services advertising revenue in 2025.
•Request-A-Quote projects1 increased by approximately 5% year over year in 2025, or by approximately 15% excluding projects acquired through our paid search initiative, driven by improvements to the flow and increased adoption of Yelp Assistant.
•We enhanced Yelp Assistant by incorporating AI-powered photo recognition, which evaluates photos uploaded by consumers to help identify and better understand their project needs, and by enabling it to remember important details and preferences from previously submitted projects.
Drive Advertiser Value
•We continued to invest in business-focused products and improving the business owner experience across categories in 2025. We launched two AI-powered call answering services, Yelp Host and Yelp Receptionist, for restaurants and service pros, respectively. These solutions combine LLMs with our high-quality data to provide smarter, more human-like AI voice answering services tailored with information specific to each individual business. Since its roll out in the third quarter of 2025, Yelp Host has answered more than 190,000 calls, handling thousands of reservations for restaurant customers per month.
•For SMB advertisers, we began providing budget recommendations, billing optimizations and competitive insights in the business owner dashboard. We also launched Co-branded Showcase Ads, which enable brand advertisers to promote their local business partners alongside a customized offer or message with an image or video on Yelp. Off Yelp, we continued to expand local advertiser reach through a variety of partnerships, including by leveraging on-Yelp search intent to surface relevant Yelp ads to users on other platforms such as Facebook and Bing.
1 Projects created by users through a Request-a-Quote flow or Yelp Assistant. Year-over-year changes in Request-a-Quote projects are rounded to the nearest multiple of 5%.

Transform the Consumer Experience
•In 2025, we announced more than 55 new products and features designed to improve the consumer experience, many powered by AI. We introduced natural language and voice capabilities for search, AI-powered business and review highlights, and Popular Offerings, a feature that highlights the most frequently mentioned services items or experiences across more than 100 business categories.
•We expanded Yelp Assistant to business pages in RR&O categories and added hundreds of thousands of new restaurants for food ordering and delivery through our preferred partnership with DoorDash.
•To make it easier for consumers to schedule appointments with auto repair shops, we integrated RepairPal’s booking system into the Yelp experience.
Prudent Capital Allocation
•We held headcount approximately flat year over year in 2025. Stock-based compensation as a percentage of revenue decreased by two percentage points year over year to 9% in 2025, and to less than 8% for the month of December 2025.
•As of December 31, 2025, we had repurchased nearly $2.0 billion of our outstanding common stock. Together with our reduction in stock-based compensation, total outstanding shares (including unissued shares underlying outstanding equity awards) decreased by approximately 8 million shares, or about 10%, in 2025.
We believe that we are positioned to deliver long-term durable growth by executing consistently against our 2026 strategic initiatives, and we plan to increase our investments in 2026 to capitalize on this opportunity. As we enter 2026, we expect that our expenses will increase from the fourth quarter of 2025 to the first quarter of 2026, primarily reflecting a seasonal increase in expenses from payroll taxes and benefits, as well as for the full year 2026 compared to 2025 as we invest in our AI transformation, in paid traffic acquisition and to support Hatch operations. We also expect that the challenging operating environment will continue for RR&O businesses and, to a lesser extent, Services businesses, which will continue to negatively impact advertising revenue. As a result, we anticipate that revenue in the first quarter of 2026 will be down slightly year over year and revenue in the full year 2026 may be slightly down year over year. We also expect first quarter revenue to be slightly down sequentially, reflecting seasonal trends.
Factors Affecting Our Performance
Conditions in Local Economies. Many businesses in the United States, particularly in our RR&O categories but increasingly in Services categories as well, have faced challenging operating environments amid widespread economic uncertainties in recent years, including labor shortages, supply chain issues, inflation and recessionary concerns, and higher interest rates, which have been exacerbated by changes to U.S. tariff policy and immigration enforcement priorities. These challenging conditions have had, and we expect them to continue to have, a significant adverse impact on our business and results of operations. For example, adverse economic conditions have had, and we expect them to continue to have, a negative impact on the ability and willingness of advertisers to spend on our products and services, as has been the case for RR&O businesses, which have experienced protracted operating challenges.
Many of the challenges facing local economies are also impacting consumers. Changes in consumer behavior due to adverse economic conditions have also had, and may continue to have, a negative impact on our business. This negative impact is both direct — through reduced consumer traffic to our platform, which impacts the number of ads we are able to show as well as the value of those ads to businesses — and indirect — as consumers reduce their spending in local economies, compounding challenges for local businesses and further negatively impacting their willingness to spend on our products and services. For example, as adverse conditions in local economies persisted through 2025, they increasingly impacted our Services categories as consumers forwent, delayed or scaled down services projects; as a result, demand from Services businesses for our products and services was more muted than typical through the third quarter and decreased sequentially in the fourth quarter.
Although it is not possible for us to predict the remaining duration of the ongoing adverse conditions facing local economies or the duration or magnitude of any resulting adverse impact on our business, we expect the current challenging operating conditions to continue in 2026 and negatively impact our advertising revenue.
Investment in Growth. In 2026, we plan to invest in our strategic initiatives to reconceive Yelp around answers and actions, deliver AI tools that help service pros and other local businesses grow, operate and succeed, and extend our reach to power local delivery across the AI ecosystem. These initiatives will require substantial investments that may not prioritize short-term financial results, depend on our ability to develop innovative, relevant and useful products in a timely manner, and involve significant risks and uncertainties. For example, new products and initiatives may fail to generate sufficient revenue, operating margin or other value to justify the investments we made in them, which is a particular risk for new products and initiatives that are unproven or that are outside of our historical core business, such as our plans to expand our use of AI throughout our platform and business operations. While we believe these initiatives will ultimately drive revenue growth, our investments in them will increase our operating expenses, and any increase in revenue resulting from these product innovations will likely trail the increase in expenses.
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
Our Ability to Attract and Retain Advertisers. Our revenue growth is driven by our ability to attract and retain advertising customers. To do so, we must deliver tailored advertising products at a competitive price in a highly competitive market. A substantial portion of our advertisers have the ability to cancel their advertising campaigns at any time. Their decisions to renew depend on the degree of satisfaction with our products as well as a number of factors that are outside of our control, including their ability to continue their operations and spending levels. Although the opportunity presented by multi-location Services businesses has been a strategic focus, we continue to rely heavily on SMBs that often have limited advertising budgets, may view online advertising products like ours as experimental and unproven, and are disproportionately impacted by macroeconomic conditions.
Corporate Development Activities. As part of our business strategy, we may decide to expand our product offerings and grow our business through the acquisition of complementary businesses or technologies, as well as through partnerships. For example, we acquired Hatch in February 2026 to advance our AI transformation and expand our subscription offerings to help Services businesses operationally. In addition to diverting our management’s attention and otherwise disrupting our operations, our corporate development activities will affect our future financial results due to factors such as expenses incurred in identifying, investigating and pursuing transactions, whether or not they are consummated, possible dilutive issuances of equity securities or the incurrence of debt, unidentified liabilities and the amortization of acquired intangible assets. For example, we funded the purchase price of Hatch in part with a loan under our credit facility. Maintaining relationships with partners also requires significant time and resources, as does integrating their data, services and technologies onto our platform. We may not realize the full benefits of synergies, innovation and operational efficiencies that may be possible from a corporate transaction; similarly, if our relationships with partners deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with our content or services.
Our Ability to Attract and Retain Talent. Our ability to execute on our strategic initiatives depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand and we expect to continue to face significant competition from other companies in hiring such personnel. For a discussion of our talent attraction and retention efforts, as well as the impact of our company culture, see the section titled “Human Capital Management” included under Part I, Item 1 of this Annual Report. Our employee operations are complex and place substantial demands on management and our operational infrastructure, particularly in our fully remote work environment. We believe our decision to maintain distributed operations will provide even greater flexibility to our employees, who now have the opportunity to relocate within the countries where we operate so they can live where they want to live and work where they will feel most effective, and will allow us to access and attract great talent from a wider pool of candidates across North America and Europe.
Seasonality. Our business is affected by seasonal fluctuations in Internet usage and advertising spending. Based on historical trends, our revenue is typically lowest in the first quarter and increases sequentially through the third quarter. Fourth quarter revenue is typically similar to the third quarter as well as to the first quarter of the subsequent year. While our 2025 advertising revenue generally increased sequentially from the first through the third quarter, the relative magnitude of each increase was not as large as historical increases and advertising revenue ultimately decreased sequentially from the third to the fourth quarter. We believe this divergence from historical trends was the result of advertisers exercising increased caution amid a challenging operating environment for local businesses.
With regard to expenses, we generally decrease our marketing expenditures in the fourth quarter before increasing them again in the first quarter of the following year. Our personnel expenses tend to increase from the fourth quarter to the first quarter due to the timing of payroll taxes and benefits, as well as our annual compensation cycle. As a result, we anticipate expenses will increase seasonally from the fourth quarter of 2025 to the first quarter of 2026.

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
The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Ad Clicks	(8)%	5%	(7)%	6%
Average CPC	6%	—%	10%	—%
In the three months ended December 31, 2025, advertising revenue decreased 2% year over year, primarily due to a decrease in ad clicks, partially offset by the increase in average CPC. In the twelve months ended December 31, 2025, advertising revenue increased 3% year over year, primarily due to higher average CPC, partially offset by the decrease in ad clicks.
The increase in average CPC in both periods was primarily due to strong advertiser demand in Services categories, as reflected in the increases in average revenue per Services location1 and, in the twelve-month period, the increase in Services
1 Defined as Services advertising revenue divided by Services paying advertising locations.

paying advertising locations, as well as to lower overall levels of consumer activity. The decreases in ad clicks were primarily driven by the lower levels of consumer activity, which we believe was due to economic uncertainties and, to a lesser extent, competitive pressures from food ordering and delivery providers in RR&O categories as well as reduced spend on paid project acquisitions in the current-year periods.
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
The following table presents our advertising revenue by category for the periods presented (in thousands, except percentages):

	Three Months Ended December 31,		% Change	Year Ended December 31,		% Change
	2025	2024		2025	2024
Services	$231,381	$224,840	3%	$947,564	$879,092	8%
Restaurants, Retail & Other	106,829	120,798	(12)%	443,696	469,928	(6)%
Total Advertising Revenue	$338,210	$345,638	(2)%	$1,391,260	$1,349,020	3%
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
For the three and twelve months ended December 31, 2025, Services paying advertising locations include business locations from which RepairPal recognized revenue. While the addition of these locations did not have a material impact on the overall number of paying advertising locations, or the year-over-year change in Services paying advertising locations in the three months ended December 31, 2025, it contributed nearly two-thirds of the year-over-year increase in Services paying advertising locations in the twelve months ended December 31, 2025 shown in the table below.
We provide our paying advertising locations as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, including related to labor and supply chain issues, inflation and recessionary concerns, and interest rates, have had a predominant negative impact on RR&O paying advertising locations in recent periods. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.
The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended December 31,		% Change	Year Ended December 31,		% Change
	2025	2024		2025	2024
Services	250	250	—%	257	252	2%
Restaurants, Retail & Other	246	271	(9)%	253	274	(8)%
Total Paying Advertising Locations	496	521	(5)%	510	526	(3)%
Paying advertising locations decreased in the three and twelve months ended December 31, 2025 compared to the prior-year periods due to the decreases in RR&O paying advertising locations, partially offset by growth in Services paying advertising locations in the twelve-month period. We believe the decreases in RR&O paying advertising locations and lack of growth in

Services paying advertising locations in the three-month period reflect the challenging operating environment facing local businesses. The decreases in RR&O paying advertising locations also reflect, to a lesser extent, competition for ad spend from such businesses, including from food ordering and delivery providers.
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
As of December 31, 2025, 330.2 million reviews had been submitted to our platform, of which 300.3 million reviews were available on business pages, including 48.1 million reviews that were not recommended, and 29.9 million reviews had been removed from our platform, either by us for violation of our terms of service or by the users who contributed them. The following table presents the number of cumulative reviews as of December 31, 2025 and 2024 (in thousands):

	As of December 31,		% Change
	2025	2024
Reviews	330,202	308,100	7%
Traffic
Traffic to our website and mobile app has three components: mobile devices accessing our mobile app, devices accessing our non-mobile optimized website, which we refer to as our desktop website, and devices accessing our mobile-optimized website, which we refer to as our mobile website.
A substantial majority of each of these traffic streams goes to our RR&O categories, with traffic to our mobile app particularly heavily weighted toward RR&O. Because RR&O traffic is particularly sensitive to changes in consumer confidence levels, our overall traffic levels generally fluctuate with macroeconomic conditions. For example, although our traffic has recovered from its lowest levels during the pandemic in 2020, it has remained below our pre-pandemic 2019 traffic levels due to ongoing economic uncertainty and inflationary pressures, among other macroeconomic concerns, as well as resulting changes in consumer preferences, such as consumers’ preference for food delivery over dine-in restaurant experiences since the pandemic. We cannot predict the remaining duration of these conditions, or the duration or magnitude of any resulting adverse impacts on our traffic, and we expect that our traffic levels will continue to fluctuate with consumers’ level of confidence.
As a result of these dynamics, as well as the maturation of our business and high penetration rates in most major geographic markets within the United States and Canada, we generally expect our traffic to decrease in certain periods going forward. In 2026, we expect traffic to remain challenged as consumers continue to face economic uncertainty and inflation. While we believe our largest growth opportunity will be to monetize a greater portion of our existing traffic, rather than to grow traffic generally, we are also investing in a broad set of consumer initiatives to support the long-term growth of our traffic and business.
We use the metrics set forth below to measure each of our traffic streams. An individual device that accesses our platform through multiple traffic streams will be counted in each applicable traffic metric; as a result, the sum of our traffic metrics will not accurately represent the number of visitors to our platform on an average monthly basis.

App Unique Devices. We calculate app unique devices as the number of unique mobile devices using our mobile app in a given month that meet a minimum level of engagement during such month by, for example, viewing a business, performing a search, viewing or submitting content, or other similar interactions (“minimum required level of engagement”), averaged over a given twelve-month period. Under this calculation method, an individual who accesses our mobile app from multiple mobile devices will be counted as multiple app unique devices, while multiple individuals who access our mobile app from a shared device will be counted as a single app unique device.
App users generate a substantial majority of activity on Yelp, including the page views and ad clicks that we monetize. The following table presents app unique devices for the periods presented (in thousands):

	Year Ended December 31,		% Change
	2025	2024
App Unique Devices	28,009	28,595	(2)%
In 2025, app unique devices decreased year over year as consumers visited restaurants less frequently.
Desktop and Mobile Website Unique Devices. We calculate desktop web traffic and mobile web traffic as (1) the number of devices identified by our internal measurement tools that have visited our desktop website and mobile website, respectively, at least once in a given month, (2) adjusted to exclude devices that do not meet our minimum required level of engagement during such month, (3) averaged over a given twelve-month period. As a result of our ongoing efforts to improve the accuracy of our key metrics, in 2025, we revised the minimum required level of engagement for desktop web traffic to exclude devices that visit the Yelp home page, but take no further action, which we do not believe represent valuable consumer traffic. Although this change did not have a material impact on the desktop unique devices reported for previous years, we have adjusted the number of desktop unique devices we are reporting below for the year ended December 31, 2024 to remove such traffic to provide greater accuracy and transparency, as well as for comparative purposes against the year ended December 31, 2025.
Our internal measurement tools measure devices based on unique identifiers. As a result, an individual who visits our website from multiple devices with different identifiers may be counted as multiple unique devices, while multiple individuals who visit our website from a shared device with a single identifier may be counted as a single unique device. Accordingly, the calculations of our unique devices may not accurately reflect the number of individuals who actually visit our website.
The following table presents our web traffic for the periods presented (in thousands):

	Year Ended December 31,		% Change
	2025	2024
Desktop Unique Devices	37,399	39,627	(6)%
Mobile Web Unique Devices	59,729	63,987	(7)%
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
The table set forth below presents the number of active claimed local business locations as of the dates presented (in thousands):

	As of December 31,		% Change
	2025	2024
Active Claimed Local Business Locations	8,392	7,736	8%

Results of Operations
The following table sets forth our results of operations for 2025 and 2024 (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2025	2024	$ Change	% Change(1)
Consolidated Statements of Operations Data:
Net revenue by product:
Services	$947,564	$879,092	$68,472	8%
Restaurants, Retail & Other	443,696	469,928	(26,232)	(6)%
Total advertising	1,391,260	1,349,020	42,240	3%
Other	73,695	63,044	10,651	17%
Total net revenue	1,464,955	1,412,064	52,891	4%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	142,596	123,684	18,912	15%
Sales and marketing	592,107	585,978	6,129	1%
Product development	313,688	325,992	(12,304)	(4)%
General and administrative	181,951	184,958	(3,007)	(2)%
Depreciation and amortization	50,092	40,407	9,685	24%
Total costs and expenses	1,280,434	1,261,019	19,415	2%
Income from operations	184,521	151,045	33,476	22%
Other income, net	19,508	31,915	(12,407)	(39)%
Income before income taxes	204,029	182,960	21,069	12%
Provision for income taxes	58,429	50,110	8,319	17%
Net income attributable to common stockholders	$145,600	$132,850	$12,750	10%
(1)    Percentage changes may not recalculate using the rounded numbers presented in this table.
Years Ended December 31, 2025 and 2024
Net Revenue
Advertising. We generate advertising revenue from the sale of Yelp Ads — including business page upgrades and performance-based advertising in search results and elsewhere on our platform — to businesses of all sizes, from single-location local businesses to multi-location national businesses. Advertising revenue also includes revenue generated from the resale of our advertising products by certain partners and monetization of advertising inventory through third-party ad networks, as well as revenue generated from RepairPal. We present advertising revenue on a disaggregated basis for our high-level category groupings, Services and RR&O.
Advertising revenue increased in 2025 compared to 2024, as a result of increased revenue from Services businesses, partially offset by decreased revenue from RR&O businesses. The increase in Services revenue was driven by the addition of revenue from RepairPal and growth in revenue from Yelp Ads, due to a 9% increase in average CPC, partially offset by a 3% decrease in ad clicks. Revenue from RepairPal contributed approximately two percentage points of the year-over-year growth in total advertising revenue.
Other. We generate other revenue through non-advertising contracts, such as our subscription services, which include our Yelp Guest Manager product, Yelp Receptionist product, and Yelp Host product, and through our Yelp Places API (formerly Yelp Fusion), Yelp AI API and Yelp Insights API (formerly Yelp Fusion Insights) programs, which provide Yelp content and data for a fee. In addition, other revenue includes revenue from various transactions with consumers. We generate revenue from such transactions through our partnership integrations, which are mainly revenue-sharing arrangements that provide consumers with the ability to place food orders for pickup and delivery through third parties directly on Yelp. We earn a fee for acting as an agent for transactions placed through these integrations, which we record on a net basis and include in revenue upon completion of a transaction.
Other revenue increased in 2025 compared to 2024, primarily due to increases in revenue from our Yelp Places API, Yelp Guest Manager and Yelp Insights API programs, as well as higher volume of food takeout and delivery orders.

Trends and Uncertainties of Net Revenue. Net revenue in the year ended December 31, 2025 increased by 4% year over year as momentum in our Services categories continued. We expect net revenue for the first quarter of 2026 to decrease slightly from the fourth quarter of 2025, reflecting typical seasonality and ongoing operating challenges for businesses in our RR&O categories.
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
Cost of revenue increased in 2025 compared to 2024, primarily due to:
•increases in revenue share payments of $5.1 million due to our acquisition of RepairPal;
•increases in website infrastructure expenses of $4.5 million as a result of maintaining and improving our infrastructure;
•increases in advertising fulfillment costs of $4.5 million largely attributable to higher costs to syndicate advertising budgets on certain third-party sites, partially offset by a decrease in Yelp Audiences spend; and
•increases in merchant credit card processing fees of $2.6 million due to increases in advertising revenue.
We expect cost of revenue to increase on an absolute dollar basis in 2026 compared to 2025, primarily due to investment in AI tools.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee-related costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses increased in 2025 compared to 2024, primarily due to an increase in sales and marketing employee-related costs of $24.8 million, primarily resulting from higher average headcount in sales and marketing roles, including headcount from the acquisition of RepairPal, and higher cost of labor.
This increase was partially offset by:
•a decrease in marketing and advertising costs of $12.8 million, mainly driven by decreased spending on acquiring Services projects through paid search, partially offset by increases in costs for business owner marketing; and
•a decrease in workplace operating costs of $5.9 million, primarily due to reductions in our leased office space. See Note 9, “Leases,” of the Notes to Consolidated Financial Statements for further detail.
We expect sales and marketing expenses to increase in 2026 compared to 2025, primarily due to additional headcount from the acquisition of Hatch. However, we expect sales and marketing expenses to remain relatively consistent as a percentage of net revenue as we realize efficiencies from our sales and marketing initiatives.
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
Product development expenses decreased in 2025 compared to 2024, primarily due to:
•a decrease in employee-related costs of $10.5 million, primarily resulting from more employee-related costs being capitalized and lower average headcount in product development roles and;
•a decrease of $2.8 million in workplace operating costs due to reductions in our leased office space. See Note 9, “Leases,” of the Notes to Consolidated Financial Statements for further detail.

We expect product development expenses to decrease on an absolute dollar basis and as a percentage of revenue in 2026 compared to 2025, inclusive of additional headcount from the acquisition of Hatch, as we realize cost efficiencies within our organization.
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
General and administrative expenses decreased in 2025 compared to 2024, primarily due to:
•a decrease of $5.9 million in impairment charges related to the sublease of certain office space in Toronto and San Francisco recorded in the prior year period. See Note 9, “Leases,” of the Notes to Consolidated Financial Statements for further detail; and
•a decrease in our provision for credit losses of $2.3 million primarily due to lower customer delinquencies.
These decreases were partially offset by an increase in general and administrative employee-related costs of $5.1 million, primarily driven by higher cost of labor.
Additionally, $5.0 million in expenses in connection with an indemnification obligation assumed in the RepairPal acquisition were offset with the release of a portion of the holdback liability. See Note 7, “Acquisition,” of the Notes to Consolidated Financial Statements for further detail.
We expect general and administrative expenses to increase on an absolute dollar basis but remain relatively consistent as a percentage of revenue in 2026 compared to 2025, inclusive of additional headcount from the acquisition of Hatch, as we continue to support our business and the integration of Hatch.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation and amortization on capitalized website and internal-use software development costs, computer equipment, leasehold improvements, and intangible assets.
Depreciation and amortization expense increased in 2025 compared to 2024, primarily due to:
•an increase of $7.1 million primarily as a result of intangible assets acquired in the RepairPal acquisition. See Note 7, “Acquisition,” of the Notes to Consolidated Financial Statements for further detail; and
•an increase of $4.8 million as a result of higher capitalized website and internal-use software development costs.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, and, in the year ended December 31, 2024, the release of a reserve related to a one-time payroll tax credit.
Other income, net decreased in 2025 compared to 2024 primarily due to a $6.2 million decrease in interest income as a result of lower average cash, cash equivalents, and marketable securities balances and lower federal interest rates. The decrease was also due to the release of a $3.1 million reserve related to a one-time payroll tax credit in the prior-year period and lower tax incentives of $3.1 million related to research and development activity in the United Kingdom in the current year.
Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; and deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The increase in the provision for income taxes in 2025 compared to the prior year was primarily driven by an increase in income before income taxes, changes to the research development credit (“R&D Credit”) due to the OBBBA, and greater tax impacts related to stock-based compensation vesting and exercises. This increase was partially offset by an election made for a refundable California R&D credit.

As of December 31, 2025, we had approximately $115.5 million in net deferred tax assets (“DTAs”). As of December 31, 2025, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
In July 2025, the congressional bill known as the OBBBA was signed into law, which, among other things, restored certain favorable corporate tax provisions, including permitting full expensing of domestic research and development expenses. As of December 31, 2025, the impacts of the OBBBA are reflected in the 2025 annual effective tax rate calculated in accordance with GAAP.
We estimate that our effective GAAP tax rate (before discrete items) for 2026 will be in the range of 22% to 26%. However, our GAAP tax rate is impacted by a number of factors that are not in our direct control and that are subject to quarterly variability, which limits our visibility into the applicable rate for future fiscal periods.
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
•adjusted EBITDA does not take into account certain expense items, such as asset impairment charges, expenses related to acquired indemnification obligations, acquisition and integration costs, and fees related to shareholder activism, or other costs that management determines are not indicative of ongoing operating performance;
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other operating income and expense items, such as impairment charges, expenses related to acquired indemnification obligations (net of amounts for which we have been indemnified), acquisition and integration costs, fees related to shareholder activism, and other items we deem not to be indicative of our ongoing operating performance.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Year Ended December 31,
	2025	2024
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$145,600	$132,850
Provision for income taxes	58,429	50,110
Other income, net(1)	(19,508)	(31,915)
Depreciation and amortization	50,092	40,407
Stock-based compensation	133,993	158,193
Asset impairment(2)	—	5,914
Expenses related to acquired indemnification obligation, net(2)(3)	35	—
Acquisition and integration costs(2)	539	1,266
Fees related to shareholder activism(2)	—	1,168
Adjusted EBITDA	$369,180	$357,993

Net revenue	$1,464,955	$1,412,064
Net income margin	10%	9%
Adjusted EBITDA margin	25%	25%
(1)    See Note 11, “Selected Consolidated Financial Statement Data,” of the Notes to Consolidated Financial Statements for further detail.
(2)    Recorded within general and administrative expenses on our consolidated statements of operations.
(3)    Primarily represents expenses recorded in connection with an indemnification obligation assumed in the RepairPal acquisition, net of the release of a portion of the RepairPal holdback to indemnify us for such expenses. See Note 7, “Acquisitions,” of the Notes to Consolidated Financial Statements for further detail.
Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$372,029	$285,815
Purchases of property, equipment and software	(48,353)	(37,347)
Free cash flow	$323,676	$248,468

Net cash used in investing activities	$(45,654)	$(77,266)

Net cash used in financing activities	$(330,047)	$(303,802)

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents, short-term marketable securities and cash generated from operations. As of December 31, 2025, we had cash and cash equivalents of $216.1 million and short-term marketable securities of $103.3 million. Cash and cash equivalents consist of cash, money market funds and investments with original maturities of three month or less. Our cash held internationally as of December 31, 2025 was $67.9 million. As of December 31, 2025, we also had $5.0 million of investments in certificates of deposit with minority depository financial institutions.
We also have the ability to access backup liquidity to fund working capital and for other capital requirements, as needed, through the credit facility established pursuant to the Credit Agreement. The Credit Agreement provides for a $325.0 million senior secured revolving credit facility, which includes a $35.0 million letter of credit sub-limit, a $25.0 million bilateral letter of credit facility and an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to $250.0 million, plus additional amounts if we are able to satisfy a leverage test, subject to certain conditions. The commitments under the credit facility expire on April 28, 2028.
As of December 31, 2025, we had $4.2 million of letters of credit outstanding under the credit facility sub-limit and $320.8 million remained available under the credit facility. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the credit facility and we were in compliance with all conditions and covenants thereunder as of December 31, 2025. In February 2026, we funded our acquisition of Hatch in part with borrowings under the credit facility, leaving $240.8 million available under the credit facility as of February 17, 2026.
For additional details regarding the credit facility, see Note 12, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report. We believe that our existing cash, cash equivalents and short-term marketable securities, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; income tax payments; purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash, cash equivalents and marketable securities earlier than presently anticipated.
On February 2, 2026, we completed our acquisition of Hatch for approximately $270 million in cash. In connection with the acquisition, we have also agreed to provide certain continuing Hatch employees with retention packages valued in the aggregate at approximately $30 million, to be paid over the next two to three years.
In addition, we are still assessing the OBBBA’s impact on our income tax payments for 2025 and beyond. We are not able to reasonably estimate the timing of future cash flows related to $53.0 million of uncertain tax positions. We also may be required to draw down additional funds from our credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2026 to 2031. Our cash requirements related to these lease agreements are $27.0 million, of which $8.4 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $15.1 million. See Note 9, “Leases,” of the Notes to Consolidated Financial Statements for further detail on our operating lease obligations.
Our cash requirements related to off-balance sheet purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $147.1 million, of which approximately $92.6 million is expected to be paid within the next 12 months.

The cost of capital associated with any additional funds sought in the future might be adversely impacted by the effects of macroeconomic conditions on our business. Additionally, amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits, as applicable. These cash and cash equivalents could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term marketable securities will not be impacted by adverse conditions in the financial markets.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$372,029	$285,815
Net cash used in investing activities	$(45,654)	$(77,266)
Net cash used in financing activities	$(330,047)	$(303,802)
Operating Activities. Net cash provided by operating activities during the year ended December 31, 2025 increased by $86.2 million compared to 2024, primarily due to a $67.8 million increase in cash collected from customers, a $26.9 million decrease in cash paid to vendors and others, a $23.7 million decrease in cash used to pay income taxes and the payment of $15.0 million to settle legal claims in the prior-year period, which did not recur in the current-year period. These movements were partially offset by a $22.3 million increase in employee-related payments for salaries, commissions, bonuses and benefits, which was primarily driven by a higher cost of labor as well as slightly higher average headcount, including headcount from the acquisition of RepairPal.
Investing Activities. Net cash used in investing activities during the year ended December 31, 2025 decreased compared to 2024 primarily due to our acquisition of RepairPal in the prior year period, partially offset by an increase in capitalized website and internal-use software development costs as well as lower net sales and maturities of marketable securities in the current year.
Financing Activities. Net cash used in financing activities during the year ended December 31, 2025 increased compared to 2024 primarily due to increased repurchases of our common stock, partially offset by a decrease in taxes paid related to the net share settlement of equity awards.
Stock Repurchase Program
Since the initial authorization of our stock repurchase program in July 2017, our Board has authorized us to repurchase up to an aggregate of $2.45 billion of our outstanding common stock, including the $500.0 million authorized in February 2026, of which $513.7 million remained available for future repurchases on February 17, 2026.
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
During the year ended December 31, 2025, we repurchased 8,768,771 shares on the open market for an aggregate purchase price of $291.9 million (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). We have funded all repurchases to date and currently expect to fund any future repurchases with cash and cash equivalents available on our consolidated balance sheet.
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
Revenue Recognition—We generate revenue from the sale of advertising products and other revenue sources, which correspond to our major product lines. We perform estimates and apply judgment when determining the amount of revenue to be recognized and may accept lower consideration than what is agreed to in the relevant contract. For all contracts with customers, estimates and assumptions include determining variable consideration and identifying the nature and timing of satisfaction of performance obligations. We believe that there will not be significant changes to our estimates of variable consideration, and to date, actual amounts of consideration received have been materially consistent with the provisions we have made based on our historical estimates.
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
Income Taxes—Significant judgment is required to determine our provision for (benefit from) income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles, complex tax laws, or variances between our actual and anticipated operating results. Therefore, actual income taxes could materially vary from these estimates.
We record income taxes using the asset and liability method, which requires the recognition of DTAs and deferred tax liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments or changes in the tax law or rates. In assessing the realization of DTAs, we consider whether it is more likely than not that all or some portion of DTAs will not be realized. The ultimate realization of the DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Valuation allowances are provided to reduce DTAs to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. The determination of future taxable income requires significant judgment and relies on various estimates and assumptions using forecasted amounts. Changes in various factors, including economic and political conditions, could drive actual results in future years to differ from our current assumptions, judgments and estimates. We evaluate the ability to realize net DTAs and the related valuation allowance on a quarterly basis.
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
Our marketable securities comprise fixed-rate debt securities issued by U.S. corporations, U.S. government agencies and the U.S. Treasury; as such, their fair value may be affected by fluctuations in interest rates in the broader economy. We believe a hypothetical 100 basis point increase in interest rates as of December 31, 2025 would not have a material impact on our marketable securities portfolio.
Foreign Currency Exchange Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally in the British pound sterling, Canadian dollar and the Euro. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains (losses), net, related to revaluing certain cash balances and trade accounts receivable balances that were denominated in currencies other than the U.S. dollar as of December 31, 2025, we believe a hypothetical 10% strengthening (weakening) of the U.S. dollar against the British pound sterling, Canadian dollar or Euro, either alone or in combination with each other, would not have a material impact on our results of operations. In the event our foreign sales and expenses increase as a proportion of our overall sales and expenses, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk, though we may in the future. It is difficult to predict the impact hedging activities would have on our results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our management reviewed the results of this evaluation with the Audit Committee of the Board.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and, as part of the audit, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 27, 2026

Item 9B. Other Information.
On November 11, 2025, Tony Wells, a member of our Board, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 5,900 shares of our common stock. The plan will terminate on the earlier of December 31, 2026 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be included in the definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) and is incorporated herein by reference.
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
Item 11. Executive Compensation.
Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information required by this item will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

	3.	Exhibits. The following is a list of exhibits filed with this report or incorporated herein by reference:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	3/15/2023
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate.	8-A/A	001-35444	4.1	9/23/2016
4.3	Description of Capital Stock.	10-K	001-35444	4.3	2/28/2022
10.1*	2012 Equity Incentive Plan, as amended.	8-K	001-35444	10.2	2/13/2019
10.2*	Forms of Option Agreement and Grant Notice and RSU Agreement and Grant Notice under 2012 Equity Incentive Plan.	S-1/A	333-178030	10.17	2/3/2012
10.3*	Forms of Performance Restricted Stock Unit Award Grant Notice and Agreement under 2012 Equity Incentive Plan.	8-K	001-35444	10.2	2/16/2022
10.4*	2012 Employee Stock Purchase Plan, as amended.	8-K	001-35444	10.2	9/23/2016
10.5*	2023 Inducement Award Plan.	8-K	001-35444	10.1	2/9/2023
10.6*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the 2023 Inducement Award Plan.	8-K	001-35444	10.2	2/9/2023
10.7*	Executive Severance Benefit Plan, as amended.	10-K	001-35444	10.9	2/28/2020
10.8*	Policy for Recoupment of Incentive Compensation.	10-K	001-35444	10.8	2/28/2022
10.9*	Performance Bonus Compensation Plan for Executives.	8-K	001-35444	10.1	2/16/2022
10.10*	Form of Indemnification Agreement made by and between Yelp Inc. and each of its directors and executive officers.	S-1	333-178030	10.6	2/3/2012
10.11*	Offer Letter, dated February 3, 2012, by and between Yelp Inc. and Jeremy Stoppelman.	S-1/A	333-178030	10.15	2/3/2012
10.12*	Offer Letter, dated December 27, 2019, by and between Yelp Inc. and David Schwarzbach.	10-K	001-35444	10.12	2/28/2020

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith

10.13*	Amended and Restated Offer Letter, by and between Yelp Inc. and Joseph Nachman, dated February 3, 2012.	S-1/A	333-178030	10.9	2/3/2012
10.14*	Letter Agreement, dated May 22, 2014, by and between Yelp Inc. and Joseph Nachman.	8-K	001-35444	99.1	5/28/2014
10.15*	Offer Letter and Termination and Rehire Agreement, dated August 26, 2013, by and between Yelp Inc. and Sam Eaton.	10-K	001-35444	10.20	2/28/2022
10.16*	Contract of Employment, dated March 15, 2022, by and between Yelp UK Limited and Sam Eaton.	10-Q	001-35444	10.3	5/6/2022
10.17*	Offer Letter, dated October 27, 2021, by and between Yelp Inc. and Carmen Amara (Orr).	10-Q	001-35444	10.1	5/6/2022
10.18*	Offer Letter, dated January 13, 2022, by and between Yelp Inc. and Craig Saldanha.	10-Q	001-35444	10.2	5/6/2022
10.19*	Summary of Non-Employee Director Compensation Arrangements as of January 1, 2025.	10-Q	001-35444	10.1	5/9/2025
10.20	Revolving Credit and Guaranty Agreement, dated as of April 28, 2023, by and between Yelp Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.	10-Q	001-35444	10.1	8/7/2023
10.21	Letter Agreement, dated May 15, 2024, by and between Yelp Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent under that certain Revolving Credit and Guaranty Agreement, dated as of April 28, 2023, by and between Yelp Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.	10-Q	001-35444	10.1	8/9/2024
10.22
First Amendment to Revolving Credit and Guaranty Agreement, dated as of December 18, 2025, by and between Yelp Inc., the lenders party thereto, JP Morgan Chase Bank, N.A., as the existing administrative agent and collateral agent, and Wells Fargo Bank, National Association, as the successor administrative agent and collateral agent.
						X
19.1	Amended and Restated Insider Trading Policy.	10-K	001-35444	19.1	2/27/2025
21.1	Subsidiaries of Yelp Inc.	10-K	001-35444	21.1	2/27/2025
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
97.1	Incentive Compensation Recoupment Policy.	10-K	001-35444	97.1	2/27/2024
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document (with embedded Linkbase Documents).					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X
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
Date: February 27, 2026

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

Signature	Title	Date

/s/ Jeremy Stoppelman	Chief Executive Officer and Director	February 27, 2026
Jeremy Stoppelman	(Principal Executive Officer)

/s/ David Schwarzbach	Chief Financial Officer	February 27, 2026
David Schwarzbach	(Principal Financial Officer and Principal Accounting Officer)

/s/ Diane Irvine	Chairperson	February 27, 2026
Diane Irvine

/s/ Fred D. Anderson, Jr.	Director	February 27, 2026
Fred D. Anderson, Jr.

/s/ Christine Barone	Director	February 27, 2026
Christine Barone

/s/ Robert Gibbs	Director	February 27, 2026
Robert Gibbs

/s/ Logan Green	Director	February 27, 2026
Logan Green

/s/ Dan Jedda	Director	February 27, 2026
Dan Jedda

/s/ Sharon Rothstein	Director	February 27, 2026
Sharon Rothstein

/s/ Tony Wells	Director	February 27, 2026
Tony Wells

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Yelp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Yelp Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Advertising Revenue – Refer to Note 2 and Note 16 to the financial statements
Critical Audit Matter Description
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
February 27, 2026
We have served as the Company's auditor since 2008.

YELP INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$216,062	$217,325
Short-term marketable securities	103,290	100,581
Accounts receivable (net of allowance for credit losses of $13,782 and $15,301 at December 31, 2025 and 2024, respectively)	153,224	155,325
Prepaid expenses and other current assets	42,359	43,648
Total current assets	514,935	516,879
Property, equipment and software, net	91,685	75,669
Operating lease right-of-use assets	16,046	24,112
Goodwill	135,847	130,980
Intangibles, net	49,038	58,787
Other non-current assets	150,927	177,140
Total assets	$958,478	$983,567
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$158,789	$131,322
Operating lease liabilities — current	7,426	20,679
Deferred revenue	5,845	2,973
Total current liabilities	172,060	154,974
Operating lease liabilities — long-term	17,451	22,470
Other long-term liabilities	58,115	62,154
Total liabilities	247,626	239,598
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, undesignated, 10,000 shares authorized, none issued	—	—
Common stock, $0.000001 par value — 200,000 shares authorized, 59,987 and 65,792 shares issued; 59,954 and 65,691 shares outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	2,010,948	1,903,598
Treasury stock	(999)	(3,909)
Accumulated other comprehensive loss	(7,677)	(15,431)
Accumulated deficit	(1,291,420)	(1,140,289)
Total stockholders’ equity	710,852	743,969
Total liabilities and stockholders’ equity	$958,478	$983,567

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$1,464,955	$1,412,064	$1,337,062
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	142,596	123,684	114,229
Sales and marketing	592,107	585,978	556,605
Product development	313,688	325,992	332,570
General and administrative	181,951	184,958	212,431
Depreciation and amortization	50,092	40,407	42,184
Total costs and expenses	1,280,434	1,261,019	1,258,019
Income from operations	184,521	151,045	79,043
Other income, net	19,508	31,915	26,039
Income before income taxes	204,029	182,960	105,082
Provision for income taxes	58,429	50,110	5,909
Net income attributable to common stockholders	$145,600	$132,850	$99,173
Net income per share attributable to common stockholders
Basic	$2.30	$1.97	$1.43
Diluted	$2.24	$1.88	$1.35
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	63,334	67,415	69,221
Diluted	65,090	70,611	73,596

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders	$145,600	$132,850	$99,173
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	7,685	(3,342)	2,876
Unrealized gain on available-for-sale debt securities, net of tax	69	113	467
Other comprehensive income (loss)	7,754	(3,229)	3,343
Comprehensive income	$153,354	$129,621	$102,516

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2022	69,797	$—	$1,649,692	$—	$(15,545)	$(923,823)	$710,324
Issuance of common stock upon exercises of employee stock options	847	—	20,261	—	—	—	20,261
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	3,243	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	604	—	19,206	—	—	—	19,206
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	183,178	—	—	—	183,178
Taxes withheld related to net share settlement of equity awards	—	—	(85,670)	—	—	—	(85,670)
Repurchases of common stock, including excise tax	—	—	—	(200,281)	—	—	(200,281)
Retirement of common stock	(5,627)	—	—	199,999	—	(199,999)	—
Other comprehensive income	—	—	—	—	3,343	—	3,343
Net income	—	—	—	—	—	99,173	99,173
Balance as of December 31, 2023	68,864	—	1,786,667	(282)	(12,202)	(1,024,649)	749,534
Issuance of common stock upon exercises of employee stock options	37	—	1,244	—	—	—	1,244
Issuance of common stock upon vesting of RSUs, net	2,863	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	614	—	19,546	—	—	—	19,546
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	169,970	—	—	—	169,970
Taxes withheld related to net share settlement of equity awards	—	—	(73,829)	—	—	—	(73,829)
Repurchases of common stock, including excise tax	—	—	—	(252,117)	—	—	(252,117)
Retirement of common stock	(6,586)	—	—	248,490	—	(248,490)	—
Other comprehensive loss	—	—	—	—	(3,229)	—	(3,229)
Net income	—	—	—	—	—	132,850	132,850
Balance as of December 31, 2024	65,792	—	1,903,598	(3,909)	(15,431)	(1,140,289)	743,969
Issuance of common stock upon exercises of employee stock options	58	—	1,235	—	—	—	1,235
Issuance of common stock upon vesting of RSUs, net	2,337	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	637	—	18,430	—	—	—	18,430
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	144,880	—	—	—	144,880
Taxes withheld related to net share settlement of equity awards	—	—	(57,195)	—	—	—	(57,195)
Repurchases of common stock, including excise tax	—	—	—	(293,821)	—	—	(293,821)
Retirement of common stock	(8,837)	—	—	296,731	—	(296,731)	—
Other comprehensive income	—	—	—	—	7,754	—	7,754
Net income	—	—	—	—	—	145,600	145,600
Balance as of December 31, 2025	59,987	$—	$2,010,948	$(999)	$(7,677)	$(1,291,420)	$710,852

See Notes to Consolidated Financial Statements.

YELP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$145,600	$132,850	$99,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,092	40,407	42,184
Provision for credit losses	43,271	45,614	40,702
Stock-based compensation	133,993	158,193	173,451
Amortization of right-of-use assets	10,398	15,094	28,084
Deferred income taxes	25,073	(24,920)	(22,150)
Amortization of deferred contract cost	27,943	24,854	24,035
Asset impairment	—	5,914	23,563
Write-off of website and internal use software	3,339	2,583	1,278
Other adjustments, net	(491)	(4,995)	(1,688)
Changes in operating assets and liabilities:
Accounts receivable	(41,872)	(51,033)	(54,947)
Prepaid expenses and other assets	(27,113)	(24,314)	(5,123)
Operating lease liabilities	(20,926)	(39,230)	(39,734)
Accounts payable, accrued liabilities and other liabilities	22,722	4,798	(2,548)
Net cash provided by operating activities	372,029	285,815	306,280
Investing Activities
Purchases of marketable securities — available-for-sale	(80,245)	(94,304)	(148,448)
Sales and maturities of marketable securities — available-for-sale	78,530	123,094	117,916
Purchases of other investments	(700)	(2,500)	—
Maturities of other investments	5,000	—	2,500
Acquisition, net of cash received	—	(66,199)	—
Purchases of property, equipment and software	(48,353)	(37,347)	(26,847)
Other investing activities	114	(10)	195
Net cash used in investing activities	(45,654)	(77,266)	(54,684)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	19,665	20,790	39,510
Taxes paid related to the net share settlement of equity awards	(56,889)	(73,411)	(85,180)
Repurchases of common stock	(290,949)	(250,899)	(199,999)
Excise tax paid on net stock repurchases	(1,218)	(282)	—
Payment of issuance costs for credit facility	(656)	—	(1,109)
Net cash used in financing activities	(330,047)	(303,802)	(246,778)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,279	(1,067)	2,046
Change in cash, cash equivalents and restricted cash	(1,393)	(96,320)	6,864
Cash, cash equivalents and restricted cash — Beginning of period	217,682	314,002	307,138
Cash, cash equivalents and restricted cash — End of period	$216,289	$217,682	$314,002
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$2,181	$1,637	$914
Excise tax accrued on net stock repurchases	$1,873	$1,218	$282
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,814	$263	$—
Repurchases of common stock recorded in accounts payable and accrued liabilities	$999	$1,249	$1,887
Acquisition holdback consideration not yet paid	$—	$13,500	$—

See Notes to Consolidated Financial Statements.

YELP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Yelp Inc. was incorporated in Delaware on September 3, 2004. Except where specifically noted or the context otherwise requires, the use of terms such as the “Company” and “Yelp” in these Notes to Consolidated Financial Statements refers to Yelp Inc. and its subsidiaries.
Yelp is a trusted local resource for consumers and a partner in success for businesses of all sizes. Consumers trust Yelp for its extensive ratings and reviews of businesses across a broad range of categories, while businesses advertise on Yelp to reach its large audience of consumers. Yelp has operations in the United States, United Kingdom, Canada, Ireland and Germany.
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
Available-for-sale securities are stated at fair value as of each balance sheet date and are periodically assessed for impairment. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The Company reviews the securities in an unrealized loss position and evaluates whether a credit loss exists by considering factors such as historical experience, market data, issuer-specific factors including their credit rating, and current economic conditions. If a credit loss exists, the Company measures the loss by comparing the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An allowance for credit loss is recorded as a component of other income (expense), net, limited by the amount of unrealized loss. Any remaining unrealized losses are recorded to other comprehensive income (loss).
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
Fair Value Measurements—The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value in the following hierarchy:
Level 1—Observable inputs, such as quoted prices in active markets;
Level 2—Inputs other than quoted prices in active markets that are observable either directly or indirectly, or;
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
Allowance for Credit Losses—The Company maintains an allowance for credit losses. The allowance reflects the Company’s best estimate of probable losses associated with the accounts receivable balance. It is based upon historical experience and loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts based on the credit risk of those accounts, known delinquent accounts, as well as current conditions and reasonable and supportable economic forecasts. When new information becomes available that allows the Company to more accurately estimate the allowance, it makes an adjustment, which is considered a change in accounting estimate. The carrying value of accounts receivable approximates fair value.

Deferred Contract Costs—The Company has determined that certain sales incentive compensation costs are incremental costs to obtain the related contract. These costs are capitalized in the period in which they are incurred and amortized on a straight-line basis over the expected customer life of the associated contract. The Company uses a straight-line basis as it expects the benefit of these costs to be realized uniformly over the amortization period. The amortization periods for contract costs, which extend up to 27 months, were determined based on both qualitative and quantitative factors, including product life cycle attributes and customer retention historical data. For contract costs with amortization periods of less than 12 months, the Company applies a practical expedient to expense such costs as incurred. The Company assesses deferred contract costs for impairment on a quarterly basis. No impairment charges were recorded in the periods presented. Amortized contract costs are recorded within sales and marketing expense on the consolidated statements of operations. Deferred contract costs are included within other non-current assets on the Company’s consolidated balance sheets (see Note 11, “Selected Consolidated Financial Statement Data”).
Deferred Revenue—The Company records deferred revenue when it has received consideration, or has the right to receive consideration, in advance of the transfer of the performance obligations of the contract to the customer.
Property, Equipment and Software—Property, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are approximately three to five years. Leasehold improvements are amortized over the shorter of the lease term or 10 years. Following the disposition of an asset, the associated net cost is no longer recognized as an asset, and any gain or loss on the disposition is reflected in costs and expenses on the consolidated statements of operations.
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
Leases—The Company leases its office facilities under operating lease agreements that expire from 2026 to 2031, some of which include options to renew at the Company’s sole discretion. If exercised, such options would extend the lease terms by five years. Additionally, one of the Company’s lease agreements contains the option to terminate the lease, which requires 12 months prior written notice to the landlord. The Company does not have any finance lease agreements.
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
When the Company is reasonably certain to exercise a lease renewal or termination option, the Company recognizes the associated impact to the ROU asset and lease liability.

The Company does not combine lease and non-lease components; its lease agreements provide specific allocations of the Company’s obligations between lease and non-lease components. As a result, the Company is not required to exercise any judgment in determining such allocations.
The Company has subleased certain office facilities under operating lease agreements that expire in 2026 and 2031. The sublease agreements do not contain any options to renew. The Company recognizes a majority of the sublease rental income as a reduction in rent expense on a straight-line basis over the lease period, with any sublease income in excess of the original lease cost recorded to other income, net.
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
For all contracts with customers, estimates and assumptions include determining variable consideration and identifying the nature and timing of satisfaction of performance obligations. The Company may accept lower consideration than the amount promised per the contract for certain revenue transactions and certain customers may receive cash-based incentives, credits or refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company estimates these amounts based on the expected amount to be provided to customers and constrains the revenue. The Company believes that there will not be a significant reversal in the amount of cumulative revenue recognized when the uncertainty associated with the estimates of variable consideration is subsequently resolved. For contracts satisfied over time, the Company applies the invoice practical expedient to depict the value transferred to the customer and measure of progress towards completion of its obligations. The Company considers the right to receive consideration from a customer to correspond directly with the value to the customer of its performance completed to date. The Company does not consider the effects of the time value of money as substantially all of the Company’s contracts are invoiced on a monthly basis, one month in arrears.
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
The Company also generates advertising revenue through indirect sales of advertising products, such as through reseller contracts that allow partners to sell Yelp Branded Profiles to their clients, its RepairPal, Inc. (“RepairPal”) network of partners that promotes certified auto repair shops to consumers and the monetization of remnant advertising inventory through third-party ad networks, and recognizes revenue in the period of delivery, net of customer discounts.
Other Revenue. The Company generates other revenue through non-advertising contracts, including subscription services contracts, such as sales of monthly subscriptions of Yelp Guest Manager, Yelp Receptionist and Yelp Host, licensing contracts for access to Yelp data, as well as transactions revenue, primarily from both revenue-sharing partner contracts and fixed fee contracts. Subscription revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the service is made available to the customer. The Company’s transactions platform provides consumers with the ability to place food orders for pickup and delivery through third parties, primarily DoorDash, and complete other transactions directly on Yelp. The Company earns a per-transaction commission fee in accordance with partnership contracts for acting as an agent for these transactions, which it recognizes on a net basis and includes in revenue upon completion of a transaction.
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
Research and Development—The Company incurs research and development expenses for costs it incurs in research aimed at developing, and in translating the results of such research into, new products and services or significant improvements to existing products or services intended for internal use. Such costs are considered research and development and are expensed as incurred. These expenses primarily consist of employee-related costs (including stock-based compensation) for the Company’s engineers and other employees engaged in the research and development of its products and services, as well as allocated indirect overhead costs. Research and development costs were $297.8 million, $310.5 million and $320.6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are recorded to costs and expenses on the consolidated statements of operations for those periods, primarily within product development costs.

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
Advertising Expenses—Advertising costs are expensed in the period in which the advertising takes place. Costs of producing advertising are expensed in the period in which production takes place. Total advertising expenses incurred were $77.4 million, $87.8 million and $65.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income and other comprehensive income (loss), which consists of foreign currency adjustments and unrealized gain (loss) on available-for-sale debt securities, net of tax.
Income Taxes—The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments or changes in the tax law or rates. In assessing the realization of DTAs, the Company considers whether it is more likely than not that all or some portion of DTAs will not be realized. The ultimate realization of the DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Valuation allowances are provided to reduce DTAs to the amount that is more likely than not to be realized. In determining the need for a valuation allowance, the weight given to positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. The Company evaluates the ability to realize net DTAs and the related valuation allowance on a quarterly basis.
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
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible U.S. employees. Participants may contribute a portion of their annual compensation up to a maximum annual amount set by the

Internal Revenue Service (“IRS”). Employer contributions under this plan were $16.0 million, $14.9 million and $9.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company also sponsors defined contribution plans in international locations and the employer contributions for these plans were $2.4 million, $2.2 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which primarily requires the disclosure of specific categories in the rate reconciliation and greater disaggregation for income taxes paid. The Company adopted ASU 2023-09 effective December 31, 2025 using a retrospective approach. See Note 14, “Income Taxes,” for disclosures impacted by ASU 2023-09.
Recent Accounting Pronouncements Not Yet Effective
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires the disaggregation of certain expenses in the notes to the financial statements, to provide enhanced transparency regarding the expense captions presented on the consolidated statements of operations. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 on its related disclosures.
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05, but does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”), which amends the accounting for internal-use software by requiring that an entity start capitalizing software costs once management has authorized and committed funding for the project and it is probable that the project will be completed and the software will be used as intended. ASU 2025-06 will be effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-06 can be applied using a prospective transition approach, a modified transition approach or a retrospective transition approach. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.
3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Cash	$129,476	$87,056
Cash equivalents	86,586	130,269
Total cash and cash equivalents	216,062	217,325
Restricted cash	227	357
Total cash, cash equivalents and restricted cash	$216,289	$217,682

Restricted cash is included in other non-current assets on the Company’s consolidated balance sheets.
4. MARKETABLE SECURITIES
Short-term marketable securities and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. The amortized cost, gross unrealized gains and losses and fair value of those investments as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. government securities	$215	$—	$—	$215
Commercial paper	554			554
Total cash equivalents	769	—	—	769
Short-term marketable securities:
Certificates of deposit	3,662	—	—	3,662
Commercial paper	3,522	—	—	3,522
Corporate bonds	41,248	96	(5)	41,339
Agency bonds	1,240	1	—	1,241
U.S. government securities	53,388	139	(1)	53,526
Total short-term marketable securities	103,060	236	(6)	103,290
Total	$103,829	$236	$(6)	$104,059

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,282	$—	$—	$1,282
Commercial paper	8,867	—	—	8,867
Corporate bonds	38,505	42	(64)	38,483
Agency bonds	1,237	1	—	1,238
U.S. government securities	50,554	177	(20)	50,711
Total short-term marketable securities	$100,445	$220	$(84)	$100,581
The following tables present gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2025 and 2024, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	December 31, 2025
	Less Than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$7,148	$(5)	$—	$—	$7,148	$(5)
U.S. government securities	3,608	(1)	—	—	3,608	(1)
Total	$10,756	$(6)	$—	$—	$10,756	$(6)

	December 31, 2024
	Less Than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$18,285	$(64)	$—	$—	$18,285	$(64)
U.S. government securities	2,038	(20)	—	—	2,038	(20)
Total	$20,323	$(84)	$—	$—	$20,323	$(84)

For the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any credit loss related to available-for-sale marketable securities.
The contractual maturities for marketable securities classified as available-for-sale as of December 31, 2025 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$46,418	$46,467
Due in one to five years	57,411	57,592
Total	$103,829	$104,059
5. FAIR VALUE MEASUREMENTS
The Company’s investments in money market accounts are recorded as cash equivalents at fair value on the consolidated balance sheets. Additionally, the Company carries its available-for-sale debt securities at fair value. See Note 4, “Marketable Securities,” for further details.
The following table represents the fair value of the Company’s financial instruments, including those measured at fair value on a recurring basis, as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,123	$—	$—	$57,123	$102,793	$—	$—	$102,793
U.S. government securities	—	215	—	215	—	—	—	—
Commercial paper	—	554	—	554	—	—	—	—
Short-term marketable securities:
Certificates of deposit	—	3,662	—	3,662	—	1,282	—	1,282
Commercial paper	—	3,522	—	3,522	—	8,867	—	8,867
Corporate bonds	—	41,339	—	41,339	—	38,483	—	38,483
Agency bonds	—	1,241	—	1,241	—	1,238	—	1,238
U.S. government securities	—	53,526	—	53,526	—	50,711	—	50,711
Other investments:
Certificates of deposit(1)	—	5,000	—	5,000	—	10,000	—	10,000
Total cash equivalents, short-term marketable securities and other investments	$57,123	$109,059	$—	$166,182	$102,793	$110,581	$—	$213,374
(1) Reflected in prepaid expenses and other current assets on the consolidated balance sheets.
Certain long- and indefinite-lived assets are recognized at fair value on a nonrecurring basis. The Company recognized impairment charges related to ROU assets and leasehold improvements associated with certain office space that it subleased or abandoned during the years ended December 31, 2024 and 2023. See Note 9, “Leases,” for further details. The Company estimated the fair value of these assets as of the impairment dates using an income approach based on discounted cash flows expected to be received for the subleased or abandoned properties. This valuation technique relied on certain assumptions made by management based on both internal and external data, such as the incremental borrowing rates used to discount these cash flows to their present values. As a result, these assets are classified within Level 3 of the fair value hierarchy.
6. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The Company capitalized $55.0 million, $43.7 million and $30.0 million in website and internal-use software costs during the years ended December 31, 2025, 2024 and 2023, respectively, which are included in property, equipment and software, net on the consolidated balance sheets. Amortization expense related to capitalized website and internal-use software was $33.5 million, $28.6 million and $28.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company wrote off $3.3 million, $2.6 million and $1.3 million of capitalized website and internal-use software costs in the years ended December 31, 2025, 2024 and 2023, respectively, which are included in product development expenses on its consolidated statements of operations.
Property, equipment and software, net as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Capitalized website and internal-use software development costs	$350,883	$299,177
Leasehold improvements(1)	10,805	55,875
Computer equipment	26,136	27,272
Furniture and fixtures	1,048	8,911
Other	1,223	1,366
Total	390,095	392,601
Less: accumulated depreciation and amortization(1)	(298,410)	(316,932)
Property, equipment and software, net	$91,685	$75,669
(1) Leasehold improvements, net includes an impairment of $1.3 million recorded during the year ended December 31, 2024 as a result of the Company’s sublease of certain office space. See Note 9, “Leases,” for further details.
Depreciation and amortization expense related to property, equipment and software for the years ended December 31, 2025, 2024 and 2023 was $40.2 million, $37.6 million and $40.8 million, respectively.
7. ACQUISITION
On November 26, 2024, the Company acquired auto services platform RepairPal. The key purpose underlying the Company’s acquisition of RepairPal was to accelerate its efforts in Services categories by expanding its offerings in the auto services advertising vertical. RepairPal’s results of operations are included in the Company’s consolidated financial statements from November 26, 2024.
In connection with the acquisition, all outstanding capital stock, options and warrants to purchase capital stock of RepairPal were converted into the right to receive total purchase consideration of $80.0 million in cash, including approximately $12.3 million in aggregate holdback liability. Of the total amount of consideration, the following amounts were initially held back to secure the Company’s right of indemnity under the Agreement and Plan of Merger: (1) $8.0 million, for a 15-month period after closing (the “general holdback”); (2) $2.0 million, for a 24-month period after closing (the “tax holdback”); and (3) $3.5 million, until 30 days following the final, non-appealable resolution of certain legal matters (the “indemnity holdback”). During the year ended December 31, 2025, the Company incurred approximately $5.0 million in legal expenses (originally recorded in general and administrative expenses), $3.5 million of which were applied against the indemnity holdback and the remainder of which were applied against the general holdback. As a result, as of December 31, 2025, $5.3 million of the general holdback and $2.0 million of the tax holdback remained, both of which were classified as accounts payable and accrued liabilities on the consolidated balance sheets. Under the terms of the Agreement and Plan of Merger, the remaining general holdback was to be released 15 months after closing; however, the Company will retain such amount through June 30, 2026 pending the resolution of certain claims by the Company against it.

The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed was completed as of November 25, 2025, based on estimated fair values, as follows (in thousands):

Fair Values
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
The amounts assigned to each class of intangible assets acquired and their estimated useful lives are as follows (in thousands, except years):

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
For the years ended December 31, 2025 and 2024, the Company recorded acquisition and integration costs of approximately $0.5 million and $1.3 million, respectively, which were included in general and administrative expenses in the accompanying consolidated statements of operations. Measurement period adjustments were not significant and were included in the period in which they occurred.
The Company has not presented the supplemental pro forma information for revenue and earnings related to the acquisition, as the acquisition is not material to the Company’s consolidated financial statements during the periods presented.
8. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis on August 31, 2025 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of December 31, 2025 that would more likely than not reduce the fair value of goodwill below its carrying value.
The change in the carrying amount of goodwill during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$130,980	$103,886
Goodwill acquired	(944)	29,769
Effect of currency translation	5,811	(2,675)
Balance, end of period	$135,847	$130,980
Intangible assets that were not fully amortized as of December 31, 2025 and 2024 consisted of the following (dollars in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$45,918	$(13,390)	$32,528	7.6 years
Developed technology	22,309	(11,494)	10,815	3.3 years
Licensing agreements	6,141	(3,453)	2,688	4.2 years
Domain and data licenses	3,324	(2,999)	325	3.6 years
Trademarks	3,877	(1,195)	2,682	9.8 years
Total	$81,569	$(32,531)	$49,038

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Business relationships	$45,918	$(7,759)	$38,159	8.3 years
Developed technology	22,309	(8,250)	14,059	4.3 years
Licensing agreements	6,141	(2,808)	3,333	5.2 years
Domain and data licenses	3,194	(2,912)	282	4.4 years
Trademarks	3,877	(923)	2,954	10.8 years
Total	$81,439	$(22,652)	$58,787
Amortization expense related to intangible assets for the years ended December 31, 2025, 2024 and 2023 was $9.9 million, $2.8 million and $1.4 million, respectively.
As of December 31, 2025, estimated future amortization expense was as follows (in thousands):

2026	$9,861
2027	9,861
2028	9,465
2029	4,688
2030	2,908
Thereafter	12,255
Total amortization	$49,038

9. LEASES
The components of lease cost, net for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$10,776	$18,617	$33,694
Short-term lease cost (12 months or less)	414	392	396
Sublease income	(10,600)	(13,873)	(13,551)
Total lease cost, net	$590	$5,136	$20,539
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,511	$42,725	$45,410
As of December 31, 2025, maturities of lease liabilities were as follows (in thousands)(1):

2026	$8,397
2027	8,043
2028	6,108
2029	2,838
2030	979
Thereafter	633
Total minimum lease payments	26,998
Less: imputed interest	(2,121)
Present value of lease liabilities	$24,877
(1) Non-cancelable sublease proceeds of $15.1 million are not included in the maturities of lease liabilities disclosed in the table.

As of December 31, 2025 and 2024, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years) — operating leases	3.7	3.3
Weighted-average discount rate — operating leases	4.6%	5.1%
The Company subleased certain office space in San Francisco and Toronto during the year ended December 31, 2024 and abandoned certain office space in San Francisco and New York during the year ended December 31, 2023. The Company evaluated the associated ROU assets and leasehold improvements for impairment as a result of the subleases and abandonments, and recognized impairment charges of $5.9 million and $23.6 million during the years ended December 31, 2024 and 2023, respectively, which are included in general and administrative expenses on its consolidated statements of operations. The impairment charges during the year ended December 31, 2024 reduced the carrying amounts of the ROU assets and leasehold improvements by $4.6 million and $1.3 million, respectively. The impairment charges during the year ended December 31, 2023 reduced the carrying amount of the ROU assets and leasehold improvements by $21.3 million and $2.3 million, respectively. For more information on the fair values of the ROU assets and leasehold improvements used in the impairment analysis, see Note 5, “Fair Value Measurements.”
10. CONTRACT BALANCES
The changes in the allowance for credit losses during the years ended December 31, 2025, 2024 and 2023, were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$15,301	$13,768	$9,277
Add: provision for credit losses	43,271	45,614	40,702
Less: write-offs, net of recoveries	(44,790)	(44,081)	(36,211)
Balance, end of period	$13,782	$15,301	$13,768
In calculating the allowance for credit losses as of December 31, 2025, 2024 and 2023, the Company considered expectations of probable credit losses based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The decrease in the provision for credit losses and write-offs, net of recoveries in the year ended December 31, 2025 as compared to the prior-year period was a result of lower aggregate customer delinquencies, while the increase in the year ended December 31, 2024 as compared to the prior-year period was primarily driven by the ordinary course of business, reflecting the increase in net revenue as well as higher aggregate customer delinquencies.
Contract liabilities consist of deferred revenue, which is recorded on the consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in short-term deferred revenue during the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$2,973	$3,821
Less: recognition of deferred revenue from beginning balance	(2,784)	(3,527)
Add: net increase in current period contract liabilities	5,656	2,679
Balance, end of period	$5,845	$2,973
The majority of the Company’s deferred revenue balance as of December 31, 2025 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending March 31, 2026. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of December 31, 2025. No other contract assets or liabilities were recorded on the Company’s consolidated balance sheets as of December 31, 2025 and 2024.

11. SELECTED CONSOLIDATED FINANCIAL STATEMENT DATA
Prepaid Expenses and other current assets
Prepaid expenses and other current assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$17,144	$18,615
Certificates of deposit	5,000	10,000
Other current assets	20,215	15,033
Total prepaid expenses and other current assets	$42,359	$43,648
Other non-current assets
Other non-current assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets(1)	$116,090	$139,588
Deferred contract costs	19,880	24,156
Other non-current assets	14,957	13,396
Total other non-current assets	$150,927	$177,140
(1)    Represents net non-current DTAs. DTAs are netted against DTLs within the same jurisdiction. See Note 14, “Income Taxes,” for additional details.
Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable	$9,791	$11,904
Employee-related liabilities	112,539	85,396
Taxes payable	3,982	9,528
Accrued cost of revenue	9,304	8,559
Other accrued liabilities	23,173	15,935
Total accounts payable and accrued liabilities	$158,789	$131,322
As of December 31, 2025, other accrued liabilities primarily consisted of accrued operating expenses and current holdback consideration related to the acquisition of RepairPal. See Note 7, “Acquisition,” for details of current holdback consideration related to the acquisition of RepairPal.

Other income, net
Other income, net for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income, net	$13,796	$20,921	$19,571
Release of nonrecurring tax reserve(1)	—	3,102	—
Other non-operating income, net	5,712	7,892	6,468
Other income, net	$19,508	$31,915	$26,039
(1)    Represents the release of a reserve related to a one-time payroll tax credit.
12. COMMITMENTS AND CONTINGENCIES
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
Revolving Credit Facility
The Company has a revolving credit facility established by its Revolving Credit and Guaranty Agreement, dated as of April 28, 2023, with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, as amended by the First Amendment to Revolving Credit and Guaranty Agreement, dated as of December 18, 2025, with the lenders party thereto, JPMorgan Bank, N.A., as the existing administrative agent and collateral agent, and Wells Fargo Bank National Association, as the successor administrative agent and collateral agent (as amended, the “Credit Agreement”).
The Credit Agreement provides for a $325.0 million senior secured revolving credit facility (the “credit facility”), which includes a $35.0 million letter of credit sub-limit, a $25.0 million bilateral letter of credit facility and an accordion option, which, if exercised, would allow the Company to increase the aggregate commitments by up to $250.0 million, plus additional amounts if the Company is able to satisfy a leverage test, subject to certain conditions. The commitments under the credit facility expire on April 28, 2028.
Loans under the credit facility bear interest, at the Company’s election, at either (a) an adjusted term Secured Overnight Financing Rate plus 0.10% plus a margin of 1.25% – 1.50%, depending on the Company’s total leverage ratio, or (b) an alternative base rate plus a margin of 0.25% – 0.50%, depending on the Company’s total leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at 0.20% – 0.25% per annum, depending on the Company’s total leverage ratio, as well as a letter of credit fee on any outstanding letters of credit that accrues at 1.25% – 1.50% per annum, depending on the Company’s total leverage ratio.

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
As of December 31, 2025, the Company had $4.2 million of letters of credit outstanding under the credit facility sub-limit. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. No loans were outstanding under the credit facility and the Company was in compliance with all conditions and covenants thereunder as of December 31, 2025.
Purchase Obligations
The Company has certain off-balance sheet non-cancelable purchase obligations, consisting primarily of website hosting costs and other commitments required in the ordinary course of business. As of December 31, 2025, total commitments were approximately $147.1 million, of which approximately $92.6 million is expected to be paid within the next 12 months.
13. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
As of December 31, 2025, the Company’s board of directors had authorized the Company to repurchase up to an aggregate of $1.95 billion of its outstanding common stock, $38.8 million of which remained available as of December 31, 2025. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the year ended December 31, 2025, the Company repurchased 8,768,771 shares on the open market for an aggregate purchase price of $291.9 million (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022) and retired 8,836,631 shares. As of December 31, 2025, the Company had a treasury stock balance of 33,000 shares, which were excluded from its outstanding share count as of such date and subsequently retired in January 2026.
During the year ended December 31, 2024, the Company repurchased 6,686,518 shares on the open market for an aggregate purchase price of $250.9 million (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022) and retired 6,585,658 shares. As of December 31, 2024, the Company had a treasury stock balance of 100,860 shares, which were excluded from its outstanding share count as of such date and subsequently retired in January 2025.
Common Stock Reserved for Future Issuance
As of December 31, 2025, the Company had reserved shares of common stock for future issuances in connection with the following (in thousands):

Number of Shares
Stock options outstanding	2,262
RSUs and PRSUs outstanding	4,898
Available for future equity award grants	11,546
Available for future ESPP offerings	830
Total reserved for future issuance	19,536
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
Stock Options
Prior to 2023, the Company granted stock options under its 2012 Plan. Options granted under the 2012 Plan were granted at a price per share not less than the fair value of a share of the Company’s common stock on the grant date, and are generally exercisable for contractual terms of up to 10 years. There were no options granted during the year ended December 31, 2025. All options were fully vested as of December 31, 2025. The Company issues new shares when stock options are exercised.
A summary of stock option activity for the year ended December 31, 2025 is as follows:

	Number of Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	2,464	$34.44	2.6	$14,407
Exercised	(58)	21.13
Canceled	(144)	50.36
Outstanding at December 31, 2025	2,262	$33.78	1.8	$4,420
Options vested and exercisable at December 31, 2025	2,262	$33.78	1.8	$4,420
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $0.7 million, $0.3 million and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

For PRSUs subject to the achievement of performance goals, a percentage of the target number of shares, ranging from zero to 200%, will become eligible to vest based on the Company’s level of achievement of certain financial targets, subject to the Time-Based Vesting Schedule. The shares subject to the achievement of performance goals become eligible to vest once the achievement against the financial targets is known, which will be no later than March of the year following the year in which the PRSUs are granted. On the quarterly vest date immediately following such determination (or a vest date otherwise specified in the agreement), the eligible shares, if any, will vest to the extent that the employee has met the Time-Based Vesting Schedule as of such date. Thereafter, the eligible shares will continue to vest in accordance with the Time-Based Vesting Schedule, subject to the applicable employee’s continued service as of each such vesting date. The Company performed an analysis as of December 31, 2025 to assess the probability of achievement of the PRSU financial targets and, as a result, recorded compensation costs in the year ended December 31, 2025 for the PRSUs granted in 2025 that it expected to vest.
As the PRSU activity during the year ended December 31, 2025 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the year ended December 31, 2025 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	6,715	$36.10
Granted	2,737	40.67
Vested(1)	(4,009)	35.93
Canceled	(545)	36.72
Nonvested at December 31, 2025(2)	4,898	$38.72
(1)    Includes 1,672,085 shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes 798,438 PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $136.8 million, $177.3 million and $207.4 million, respectively. As of December 31, 2025, the Company had approximately $156.4 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 1.9 years.
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
During the years ended December 31, 2025, 2024 and 2023, there were 637,281, 614,339 and 604,111 shares purchased by employees under the ESPP at a weighted-average purchase price per share of $28.92, $31.82 and $31.79, respectively. The Company recognized stock-based compensation expense related to the ESPP of $3.2 million during the year ended December 31, 2025 and $3.3 million during each of the years ended December 31, 2024 and 2023.

Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the consolidated statements of operations during the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$4,035	$5,209	$5,274
Sales and marketing	27,925	33,436	35,187
Product development	68,718	85,510	97,515
General and administrative	33,315	34,038	35,475
Total stock-based compensation recorded to income before income taxes	133,993	158,193	173,451
Benefit from income taxes	(25,961)	(29,409)	(34,474)
Total stock-based compensation recorded to net income attributable to common stockholders	$108,032	$128,784	$138,977
During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $10.8 million, $11.7 million and $9.7 million, respectively, of stock-based compensation expense as website and internal-use software development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts.
14. INCOME TAXES
The following table presents domestic and foreign components of income before income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$218,683	$203,177	$131,459
Foreign	(14,654)	(20,217)	(26,377)
Total income before income taxes	$204,029	$182,960	$105,082
The income tax provision is composed of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$25,480	$61,873	$20,466
State	4,158	8,020	3,934
Foreign	3,718	5,137	3,659
Total current tax	33,356	75,030	28,059
Deferred:
Federal	22,562	(24,747)	(19,934)
State	1,376	680	(2,085)
Foreign	1,135	(853)	(131)
Total deferred tax	25,073	(24,920)	(22,150)
Total provision for income taxes	$58,429	$50,110	$5,909

The following table (in thousands, except percentages) presents a reconciliation of the provision for income taxes computed at the statutory federal rate to that computed at the Company’s effective tax rate for the year ended December 31, 2025 as required by ASU 2023-09. Prior periods presented have been conformed to the new additional disclosure requirements as applicable. See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements,” for additional details on the adoption of ASU 2023-09:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax at federal statutory rate	$42,846	21.0%	$38,422	21.0%	$22,067	21.0%
State and local income tax, net of federal (national) income tax effect(1)	3,958	1.9	7,078	3.8	903	0.8
Foreign tax effects:
Canada
Stock-based compensation	4,070	2.0	5,012	2.7	5,388	5.1
Other	(290)	(0.1)	(1,415)	(0.8)	(1,696)	(1.6)
Germany
Stock-based compensation	1,134	0.5	1,411	0.8	1,578	1.5
Other	(189)	(0.1)	(306)	(0.2)	(279)	(0.3)
United Kingdom
Stock-based compensation	3,422	1.7	4,146	2.3	4,022	3.8
Other	(352)	(0.2)	(377)	(0.2)	(26)	—
Other foreign jurisdictions	126	0.1	58	—	84	0.1
Effect of cross-border tax laws
Other	56	—	(765)	(0.4)	(609)	(0.6)
Global Intangible Low-Taxed Income	—	—	—	—	(10,747)	(10.2)
Tax credits
Research and development credits	(6,963)	(3.4)	(8,680)	(4.7)	(13,078)	(12.4)
Nontaxable or nondeductible items
Stock-based compensation(2)	(900)	(0.4)	(5,509)	(3.0)	(7,587)	(7.2)
Executive compensation limitation	4,812	2.4	4,513	2.5	4,560	4.3
Other	1,189	0.5	3,610	2.0	803	0.8
Change in unrecognized tax benefits	5,055	2.5	2,951	1.6	268	0.3
Other	455	0.2	(39)	—	258	0.2
Income tax provision and effective tax rate	$58,429	28.6%	$50,110	27.4%	$5,909	5.6%
(1)    The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include: 2025: California, New York, and New York City; 2024: California, Illinois, New York, and New York City; and 2023: California, Illinois, and New York.
(2)    Stock-based compensation consists of: stock-based compensation windfalls/shortfalls, Section 1032 intercompany stock gain not recognized, disqualifying dispositions, and intercompany stock-based compensation.

Deferred Tax Balances
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Reserves and others	$11,137	$8,612
Stock-based compensation	13,569	15,050
Net operating loss carryforward	6,530	6,228
Tax credit carryforward	26,820	29,810
Capitalized research and development	122,700	140,813
Operating lease liabilities	3,439	9,140
Gross deferred tax assets	184,195	209,653
Valuation allowance	(31,172)	(34,743)
Total deferred tax assets	153,023	174,910
Deferred tax liabilities:
Depreciation and amortization	(29,870)	(24,329)
Deferred contract costs	(5,249)	(6,250)
Operating lease right-of-use assets	(2,446)	(4,747)
Total deferred tax liabilities	(37,565)	(35,326)
Net deferred tax assets	$115,458	$139,584
As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $16.3 million and $42.1 million, respectively, expiring beginning in 2034 and 2029, respectively. The Company had federal research credit carryforwards of approximately $2.5 million (gross) that begin to expire in 2027, if unused, and California research credit carryforwards of approximately $72.0 million (gross) that do not expire. The Company had Canada research credit carryforwards of approximately $1.2 million (gross) that begin to expire in 2045.
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
As of December 31, 2025, the Company had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $50.4 million. The Company continues to assert that all its foreign earnings are to be permanently reinvested and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs. As such, the Company has not recognized a deferred tax liability related to unremitted foreign earnings.
Deferred Tax Valuation Allowance
As more fully described in “Income Taxes” in Note 2, “Summary of Significant Accounting Policies,” the Company maintains valuation allowances against deferred tax balances where appropriate and considers all positive and negative evidence that the Company would have future taxable income sufficient to realize the benefit of its DTAs.
Valuation allowances of $31.2 million and $34.7 million primarily related to California state tax credits were recorded against the Company’s net deferred tax asset balances as of December 31, 2025 and 2024, respectively. Since the Company mainly conducts research and development activities in California but earns a substantial portion of its U.S. income in other states, the Company could not assert, at the required more-likely-than-not level of certainty, that it would generate future taxable California income sufficient to realize the benefit of these DTAs. Accordingly, the Company maintained a valuation allowance against specific state credits.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$75,683	$64,459	$59,764
(Decrease) increase based on tax positions related to the prior year	(608)	91	(2,146)
Increase based on tax positions related to the current year	6,524	11,641	6,841
Decrease from tax authorities’ settlements	—	(508)	—
Lapse of statute of limitations	(355)	—	—
Balance at the end of the year	$81,244	$75,683	$64,459
As of December 31, 2025, the Company had $50.3 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2025 and 2024, the Company recorded interest and penalties of $9.1 million and $3.9 million, respectively. During the year ended December 31, 2023, the Company recorded an immaterial amount of interest and penalties.
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
Supplemental Disclosures of Other Cash Flow Information — Cash Paid for Income Taxes, Net
Supplemental cash flow information related to cash paid for income taxes, net for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Supplemental Disclosures of Other Cash Flow Information
Cash paid for federal income taxes	$26,168	$51,668	$20,650
Cash paid for state income taxes	7,893	3,953	6,648
Cash paid for foreign income taxes	406	2,573	3,327
Cash paid for income taxes, net(1)	$34,467	$58,194	$30,625
(1) Individual jurisdictions equaling 5% or more of the cash paid for income taxes, net for the year includes: 2025: United States federal $26.2 million, Canada $2.0 million, United Kingdom $(1.8) million, and Foreign Other $0.2 million; 2024: United States federal $51.7 million and Foreign $2.6 million; and 2023: United States federal $20.7 million, United Kingdom $1.5 million and Foreign Other $1.8 million.
15. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Basic net income per share:
Net income attributable to common stockholders	$145,600	$132,850	$99,173
Shares used in computation:
Weighted-average common shares outstanding	63,334	67,415	69,221
Basic net income per share attributable to common stockholders:	$2.30	$1.97	$1.43

	Year Ended December 31,
	2025	2024	2023
Diluted net income per share:
Net income attributable to common stockholders	$145,600	$132,850	$99,173
Shares used in computation:
Weighted-average common shares outstanding	63,334	67,415	69,221
Stock options and ESPP	207	335	333
RSUs	1,549	2,861	4,042
Number of shares used in diluted calculation	65,090	70,611	73,596
Diluted net income per share attributable to common stockholders:	$2.24	$1.88	$1.35
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stock options	1,714	674	791
RSUs	2,843	1,559	424
16. INFORMATION ABOUT SEGMENT, REVENUE AND GEOGRAPHIC AREAS
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

The following table presents a reconciliation of segment net income to net income attributable to common stockholders for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net revenue	$1,464,955	$1,412,064	$1,337,062
Less:
Employee expenses (exclusive of stock-based compensation)(1)(3)	736,665	693,614	677,829
Cost of revenue (exclusive of depreciation and amortization and stock-based compensation)	138,561	118,475	108,955
Stock-based compensation	133,993	158,193	173,451
Other segment items(2)(3)	201,615	218,415	229,561
Depreciation and amortization	50,092	40,407	42,184
Provision for income taxes	58,429	50,110	5,909
Segment net income	145,600	132,850	99,173

Reconciliation of segment net income to net income attributable to common stockholders
Adjustments and reconciling items	—	—	—
Net income attributable to common stockholders	$145,600	$132,850	$99,173
(1)    Includes expenses related to employees working in the sales and marketing, product development and general and administrative departments and excludes expenses related to employees working in the infrastructure department whose costs are included in the cost of revenue (exclusive of depreciation and amortization and stock-based compensation) line.
(2)    Includes marketing, facilities, travel and entertainment, consulting and professional services, hardware and software, credit losses, litigation settlement, asset impairment, other operating expenses and other income (expense).
(3)    Prior period segment information has been recast to conform to the way the Company internally managed and monitored its business during 2025. The recast of prior period information had no impact on the Company’s consolidated balance sheets, consolidated statements of operations, or consolidated statements of cash flows.
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
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Services	$947,564	$879,092	$793,112
Restaurants, Retail & Other	443,696	469,928	483,406
Total advertising	1,391,260	1,349,020	1,276,518
Other	73,695	63,044	60,544
Total net revenue	$1,464,955	$1,412,064	$1,337,062

During the years ended December 31, 2025, 2024 and 2023, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$1,455,256	$1,401,531	$1,327,263
All other countries	9,699	10,533	9,799
Total net revenue	$1,464,955	$1,412,064	$1,337,062
Long-Lived Assets
The following table presents the Company’s long-lived assets by major geographic region as of December 31, 2025 and 2024 (in thousands):

	As of December 31,
	2025	2024
United States	$88,256	$71,641
All other countries	3,429	4,028
Total long-lived assets	$91,685	$75,669
17. SUBSEQUENT EVENTS
Acquisition of Hatchify Inc.
On January 17, 2026, the Company and Hargrove Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hatchify Inc. (“Hatch”) and Fortis Advisors LLC, as the Securityholders’ Representative. Pursuant to the Merger Agreement, on February 2, 2026, Merger Sub merged with and into Hatch, with Hatch continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”).
On February 2, 2026, the transaction closed upon the consummation of the Merger and all outstanding capital stock and options to purchase capital stock of Hatch were converted into the right to receive an aggregate of approximately $270 million in cash, subject to customary post-closing adjustments. Pursuant to the Merger Agreement, the Company will also provide certain continuing Hatch employees with retention packages valued at an aggregate of $30 million to be paid out over two to three years.
The Company funded its acquisition of Hatch in part with borrowings under the credit facility. See Note 12, “Commitments and Contingencies,” for additional details. The Company funded the remainder of the purchase price with proceeds from the sale of approximately $162 million of marketable securities subsequent to year end.
The Company acquired Hatch, an artificial intelligence (“AI”) lead management platform, to further compliment the Company’s AI capabilities and strategy. The initial accounting for this acquisition is incomplete due to the timing of available information and purchase accounting information is still being compiled and is not available for disclosure. The results of operations of the acquired business will be included in the Company’s consolidated results beginning from the date of acquisition.
Stock Repurchase Program
On February 10, 2026, the Company’s board of directors authorized a $500.0 million increase to its stock repurchase program, bringing the total amount of repurchases authorized under the stock repurchase program since its inception in 2017 to $2.45 billion. The Company repurchased $25.1 million of shares subsequent to December 31, 2025, resulting in $513.7 million remaining available for future repurchases on February 17, 2026.