Form 10-Q
period 2026-03-31
YELP INC
filed 2026-05-08
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of May 1, 2026, there were 54,990,704 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), such as:
•adverse macroeconomic conditions — particularly those affecting local economies — and their impact on consumer behavior and advertiser spending;
•our ability to maintain and expand our advertiser base;
•our ability to execute on our strategic initiatives, including our AI transformation, and the effectiveness thereof;
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
•our potential inability to maintain profitability, particularly in light of our significant ongoing investments in our strategic initiatives and the ongoing impact of macroeconomic challenges on local economies;
•fluctuations in our operating performance as well as our ability to accurately forecast revenue and appropriately plan expenses;
•the accuracy and reliability of our key metrics;
•our actual or perceived failure to comply with laws and regulations applicable to our business;
•our ability to maintain, protect and enhance our brand; and
•our ability to successfully manage acquisitions of new businesses, solutions or technologies, such as our acquisition of Hatchify, Inc. (“Hatch”), as well as their integrations.
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
Our measures of traffic and other key metrics may also differ from estimates published by third parties or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics, and regularly review our processes to assess potential improvements to their accuracy. For example, as a result of these efforts, we revised the minimum required level of engagement for our desktop unique devices metric to exclude devices that visit the Yelp home page, but take no further action, which we do not believe represent valuable consumer traffic. This change did not have a material impact on the desktop unique devices reported for previous years. Additionally, from time to time, we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$110,412	$216,062
Short-term marketable securities	—	103,290
Accounts receivable (net of allowance for credit losses of $12,844 and $13,782 at March 31, 2026 and December 31, 2025, respectively)	152,211	153,224
Prepaid expenses and other current assets	39,409	42,359
Total current assets	302,032	514,935
Property, equipment and software, net	95,368	91,685
Operating lease right-of-use assets	17,371	16,046
Goodwill	355,625	135,847
Intangibles, net	98,773	49,038
Other non-current assets	144,129	150,927
Total assets	$1,013,298	$958,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$155,031	$158,789
Operating lease liabilities — current	7,063	7,426
Deferred revenue	11,628	5,845
Total current liabilities	173,722	172,060
Revolving credit facility	130,000	—
Operating lease liabilities — long-term	17,861	17,451
Other long-term liabilities	60,626	58,115
Total liabilities	382,209	247,626
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, undesignated, 10,000 shares authorized, none issued	—	—
Common stock, $0.000001 par value — 200,000 shares authorized, 56,170 and 59,987 shares issued at March 31, 2026 and December 31, 2025, respectively; 55,915 and 59,954 shares outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,041,401	2,010,948
Treasury stock	(6,264)	(999)
Accumulated other comprehensive loss	(9,601)	(7,677)
Accumulated deficit	(1,394,447)	(1,291,420)
Total stockholders’ equity	631,089	710,852
Total liabilities and stockholders’ equity	$1,013,298	$958,478

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue	$361,457	$358,534
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	38,409	34,828
Sales and marketing	153,010	146,284
Product development	77,157	83,905
General and administrative	49,350	51,707
Depreciation and amortization	16,233	12,350
Total costs and expenses	334,159	329,074
Income from operations	27,298	29,460
Other income, net	2,586	5,771
Income before income taxes	29,884	35,231
Provision for income taxes	12,149	10,840
Net income attributable to common stockholders	$17,735	$24,391
Net income per share attributable to common stockholders
Basic	$0.30	$0.37
Diluted	$0.30	$0.36
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	58,816	65,261
Diluted	59,374	67,324

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income attributable to common stockholders	$17,735	$24,391
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(1,755)	2,519
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(169)	48
Other comprehensive (loss) income	(1,924)	2,567
Comprehensive income	$15,811	$26,958

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance as of December 31, 2024	65,792	$—	$1,903,598	$(3,909)	$(15,431)	$(1,140,289)	$743,969
Issuance of common stock upon exercises of employee stock options	12	—	273	—	—	—	273
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	686	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	39,252	—	—	—	39,252
Taxes withheld related to net share settlement of equity awards	—	—	(19,569)	—	—	—	(19,569)
Repurchases of common stock, including excise tax	—	—	—	(62,865)	—	—	(62,865)
Retirement of common stock	(1,747)	—	—	65,194	—	(65,194)	—
Other comprehensive income	—	—	—	—	2,567	—	2,567
Net income	—	—	—	—	—	24,391	24,391
Balance as of March 31, 2025	64,743	$—	$1,923,554	$(1,580)	$(12,864)	$(1,181,092)	$728,018

Balance as of December 31, 2025	59,987	$—	$2,010,948	$(999)	$(7,677)	$(1,291,420)	$710,852
Issuance of common stock upon exercises of employee stock options	427	—	8,726	—	—	—	8,726
Issuance of common stock upon vesting of RSUs, net	621	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	31,616	—	—	—	31,616
Taxes withheld related to net share settlement of equity awards	—	—	(9,889)	—	—	—	(9,889)
Repurchases of common stock, including excise tax	—	—	—	(126,027)	—	—	(126,027)
Retirement of common stock	(4,865)	—	—	120,762	—	(120,762)	—
Other comprehensive loss	—	—	—	—	(1,924)	—	(1,924)
Net income	—	—	—	—	—	17,735	17,735
Balance as of March 31, 2026	56,170	$—	$2,041,401	$(6,264)	$(9,601)	$(1,394,447)	$631,089

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income	$17,735	$24,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,233	12,350
Provision for credit losses	9,438	10,559
Stock-based compensation	30,507	37,469
Amortization of right-of-use assets	1,703	3,440
Deferred income taxes	9,705	3,287
Amortization of deferred contract cost	5,559	6,013
Other adjustments, net	1,298	1,252
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,015)	(13,998)
Prepaid expenses and other assets	(14,727)	(617)
Operating lease liabilities	(2,814)	(9,902)
Accounts payable, accrued liabilities and other liabilities	(8,806)	23,751
Net cash provided by operating activities	57,816	97,995
Investing Activities
Purchases of marketable securities	(5,975)	(15,134)
Sales and maturities of marketable securities	109,293	13,610
Maturities of other investments	5,000	—
Acquisition, net of cash received	(263,600)	—
Purchases of property, equipment and software	(12,660)	(10,531)
Other investing activities	61	52
Net cash used in investing activities	(167,881)	(12,003)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	8,726	273
Taxes paid related to the net share settlement of equity awards	(9,792)	(19,486)
Repurchases of common stock	(124,001)	(62,500)
Proceeds from revolving credit facility	165,000	—
Repayments on revolving credit facility	(35,000)	—
Other financing activities	(18)	—
Net cash provided by (used in) financing activities	4,915	(81,713)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(267)	652
Change in cash, cash equivalents and restricted cash	(105,417)	4,931
Cash, cash equivalents and restricted cash — Beginning of period	216,289	217,682
Cash, cash equivalents and restricted cash — End of period	$110,872	$222,613
Supplemental Disclosures of Other Cash Flow Information
Cash paid (refund received) for income taxes, net	$3,193	$(4,286)
Supplemental Disclosures of Noncash Investing and Financing Activities
Acquisition holdback consideration not yet paid	$4,425	$—
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$3,226	$2,575
Excise tax accrued on net stock repurchases	$1,002	$365
Repurchases of common stock recorded in accounts payable and accrued liabilities	$1,024	$832
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
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
The unaudited condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures required by GAAP, including certain notes to the financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.
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

Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis. The adoption of ASU 2025-05 did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Effective
There have been no new accounting pronouncements issued that are expected to have a material impact on our condensed consolidated financial statements from those described in the Annual Report.
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash	$110,412	$129,476
Cash equivalents	—	86,586
Total cash and cash equivalents	110,412	216,062
Restricted cash	460	227
Total cash, cash equivalents and restricted cash	$110,872	$216,289
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.
3. MARKETABLE SECURITIES
Short-term marketable securities and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. In the first quarter of 2026, the Company sold all of its marketable securities. The associated realized gain was not significant. The amortized cost, gross unrealized gains and losses and fair value of those investments as of December 31, 2025 were as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
U.S. government securities	$215	$—	$—	$215
Commercial paper	554	—	—	554
Total cash equivalents	769	—	—	769
Short-term marketable securities:
Certificates of deposit	3,662	—	—	3,662
Commercial paper	3,522	—	—	3,522
Corporate bonds	41,248	96	(5)	41,339
Agency bonds	1,240	1	—	1,241
U.S. government securities	53,388	139	(1)	53,526
Total short-term marketable securities	103,060	236	(6)	103,290
Total	$103,829	$236	$(6)	$104,059

The following table presents gross unrealized losses and fair values for those securities that were in an unrealized loss position as of December 31, 2025, aggregated by investment category and the length of time that the individual securities had been in a continuous loss position (in thousands):

	December 31, 2025
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$7,148	$(5)	$—	$—	$7,148	$(5)
U.S. government securities	3,608	(1)	—	—	3,608	(1)
Total	$10,756	$(6)	$—	$—	$10,756	$(6)
For the three months ended March 31, 2026 and 2025, the Company did not recognize any credit loss related to available-for-sale marketable securities.
4. FAIR VALUE MEASUREMENTS
The Company’s investments in money market accounts are recorded as cash equivalents at fair value on the condensed consolidated balance sheets. Additionally, the Company carries its available-for-sale debt securities at fair value. See Note 3, “Marketable Securities,” for further details. The Company’s borrowings under its credit facility approximate fair value due to the variable-rate nature of the debt. See Note 11, “Commitments and Contingencies,” for further details.
The following table represents the fair value of the Company’s cash equivalents, short-term marketable securities, and other investments measured at fair value on a recurring basis, as of December 31, 2025 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$57,123	$—	$—	$57,123
U.S. government securities	—	215	—	215
Commercial paper	—	554	—	554
Short-term marketable securities:
Certificates of deposit	—	3,662	—	3,662
Commercial paper	—	3,522	—	3,522
Corporate bonds	—	41,339	—	41,339
Agency bonds	—	1,241	—	1,241
U.S. government securities	—	53,526	—	53,526
Other investments:
Certificates of deposit(1)	—	5,000	—	5,000
Total cash equivalents, short-term marketable securities and other investments	$57,123	$109,059	$—	$166,182
(1)    Reflected in prepaid expenses and other current assets on the condensed consolidated balance sheets.
There were no cash equivalents, short-term marketable securities, and other investments as of March 31, 2026.

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Capitalized website and internal-use software development costs	$328,042	$350,883
Leasehold improvements	5,490	10,805
Computer equipment	25,926	26,136
Furniture and fixtures	686	1,048
Other	1,223	1,223
Total	361,367	390,095
Less: accumulated depreciation and amortization	(265,999)	(298,410)
Property, equipment and software, net	$95,368	$91,685
Depreciation and amortization expense related to property, equipment and software was $11.0 million and $9.9 million for the three months ended March 31, 2026 and 2025, respectively.
6. ACQUISITIONS
Acquisition of Hatchify Inc. (“Hatch”)
On February 2, 2026, the Company acquired Hatch, an artificial intelligence (“AI”) lead management platform, to further complement the Company’s AI capabilities and strategy.
In connection with the acquisition, all outstanding capital stock and options to purchase capital stock of Hatch were converted into the right to receive an aggregate of approximately $271.2 million in cash, subject to customary post-closing adjustments. Of the total amount of consideration, $1.0 million is being held-back for a 120-day period after closing; $0.7 million is being held-back for a 12-month period after closing; and $2.8 million is being held-back for a 36-month period after closing. The Company recorded $1.7 million and $2.8 million of holdbacks in accounts payable and other accrued expenses and other long-term liabilities, respectively, in the condensed consolidated balance sheets as of March 31, 2026. Pursuant to the Merger Agreement, the Company will also provide certain continuing Hatch employees with acquisition- and integration-related payments valued at an aggregate of $30.0 million to be paid out over two to three years. Because these payments are contingent on future service, provide benefits to the Company after the closing date, and are not attributable to pre-acquisition ownership interests, they are accounted for as post-combination expenses rather than as part of the purchase consideration.
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” with the results of Hatch’s operations included in the Company’s condensed consolidated financial statements from February 2, 2026. The Company’s allocation of the purchase price is preliminary as the fair value of net assets acquired and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded in the period in which the adjustment is identified.

The preliminary purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

February 2, 2026
Fair value of purchase consideration:
Cash:
Total merger consideration	$266,797
Holdbacks	4,425
Total purchase consideration	$271,222

Fair value of net assets acquired:
Cash and cash equivalents	$3,197
Accounts receivable	410
Prepaid expenses and other current assets	261
Operating lease right-of-use assets	3,184
Goodwill	220,990
Intangibles	55,000
Total assets acquired	283,042
Accounts payable and accrued liabilities	(3,678)
Operating lease liabilities — current	(758)
Deferred revenue	(1,529)
Operating lease liabilities — long-term	(2,353)
Other long-term liabilities(1)	(3,502)
Total liabilities assumed	(11,820)
Net assets acquired	$271,222
(1)    Represents non-current deferred tax liabilities (“DTLs”). Deferred tax assets (“DTAs”) are netted against DTLs within the same jurisdiction.
The amounts assigned to each class of intangible assets acquired and their estimated useful lives are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Developed technology	$30,000	4.0 years
Business relationships	23,000	6.2 years
Trademarks	2,000	4.0 years
Weighted average		4.9 years
The Company estimated the fair value of intangible assets acquired using an income approach. Significant assumptions used include forecasted revenue and expenses, customer attrition rate, technology obsolescence, royalty rates and discount rates. The fair value measurements were primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement within the fair value hierarchy. The intangible assets are amortized on a straight-line basis, which reflects the pattern in which the economic benefits of the intangible assets are being utilized. The goodwill results from expected synergies between the Company and Hatch. None of the goodwill is deductible for tax purposes.
For the three months ended March 31, 2026, the Company recorded acquisition and integration costs of approximately $4.4 million, which were included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
The Company has not presented supplemental pro forma information for revenue and earnings related to its acquisition of Hatch, as the acquisition is not material to the Company’s condensed consolidated financial statements during the periods presented. The results of operations of Hatch have been included in our condensed consolidated statement of operations from the acquisition date. Revenue attributable to Hatch is not material to our consolidated results and, accordingly, is not presented separately. Due to the integration of the combined businesses since the date of acquisition, it is impracticable to determine the earnings attributable by Hatch.
Acquisition of RepairPal, Inc. (“RepairPal”)
On November 26, 2024, the Company acquired auto services platform RepairPal. The key purpose underlying the Company’s acquisition of RepairPal was to accelerate its efforts in Services categories by expanding its offerings in the auto services advertising vertical. RepairPal’s results of operations are included in the Company’s consolidated financial statements from November 26, 2024.
In connection with the acquisition, all outstanding capital stock, options and warrants to purchase capital stock of RepairPal were converted into the right to receive total purchase consideration of $80.0 million in cash, including approximately $12.3 million in aggregate holdback liability. Of the total amount of consideration, the following amounts were initially held back to secure the Company’s right of indemnity under the Agreement and Plan of Merger: (1) $8.0 million, for a 15-month period after closing (the “general holdback”), $1.2 million of which was released to the Company as a post-closing purchase price adjustment; (2) $2.0 million, for a 24-month period after closing (the “tax holdback”); and (3) $3.5 million, until 30 days following the final, non-appealable resolution of certain legal matters (the “indemnity holdback”). During the year ended December 31, 2025, the Company incurred approximately $5.0 million in legal expenses (originally recorded in general and administrative expenses), $3.5 million of which were applied against the indemnity holdback and the remainder of which were applied against the general holdback. As a result, as of March 31, 2026 and December 31, 2025, $5.3 million of the general holdback and $2.0 million of the tax holdback remained, both of which were classified as accounts payable and accrued liabilities on the consolidated balance sheets. Under the terms of the Agreement and Plan of Merger, the remaining general holdback was to be released 15 months after closing; however, the Company will retain such amount through June 30, 2026 pending the resolution of certain claims by the Company against it.
The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed was completed as of November 25, 2025, based on estimated fair values as follows (in thousands):

November 25, 2025
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
RepairPal’s results of operations are included in the Company’s condensed consolidated financial statements from November 26, 2024 and the purchase price allocation was finalized on November 25, 2025. Acquisition and integration costs, which were included in general and administrative expenses in the accompanying condensed consolidated statements of operations, were not significant for the periods presented. Measurement period adjustments were not significant and were included in the period in which they occurred.
The Company has not presented the supplemental pro forma information for revenue and earnings related to the acquisition, as the acquisition is not material to the Company’s consolidated financial statements during the periods presented.
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis on August 31, 2025 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of March 31, 2026 or December 31, 2025 that would more likely than not reduce the fair value of goodwill below its carrying value.
The change in the carrying amount of goodwill during the three months ended March 31, 2026 was as follows (in thousands):

Balance as of December 31, 2025	$135,847
Goodwill acquired	220,990
Effect of currency translation	(1,212)
Balance as of March 31, 2026	$355,625
Intangible assets that were not fully amortized as of March 31, 2026 and December 31, 2025 consisted of the following (dollars in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$68,918	$(16,268)	$52,650	6.9 years
Developed technology	52,309	(13,555)	38,754	3.6 years
Licensing agreements	6,141	(3,614)	2,527	3.9 years
Domain and data licenses	3,337	(3,025)	312	3.4 years
Trademarks	5,877	(1,347)	4,530	7.2 years
Total	$136,582	$(37,809)	$98,773

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$45,918	$(13,390)	$32,528	7.6 years
Developed technology	22,309	(11,494)	10,815	3.3 years
Licensing agreements	6,141	(3,453)	2,688	4.2 years
Domain and data licenses	3,324	(2,999)	325	3.6 years
Trademarks	3,877	(1,195)	2,682	9.8 years
Total	$81,569	$(32,531)	$49,038
Amortization expense related to intangible assets was $5.3 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, estimated future amortization expense was as follows (in thousands):

Remainder of 2026	$17,540
2027	20,720
2028	20,325
2029	15,548
2030	6,433
2031	5,654
Thereafter	12,553
Total amortization	$98,773
8. LEASES
The components of lease cost, net for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,991	$3,949
Short-term lease cost (12 months or less)	68	116
Sublease income	(1,339)	(3,791)
Total lease cost, net	$720	$274
The Company’s leases and subleases do not include any variable lease payments, residual value guarantees, related-party leases, or restrictions or covenants that would limit or prevent the Company from exercising its right to obtain substantially all of the economic benefits from use of the respective assets during the lease term.
Supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,119	$10,413

As of March 31, 2026, maturities of lease liabilities were as follows (in thousands)(1):

Remainder of 2026	$6,043
2027	8,906
2028	7,008
2029	3,514
2030	964
2031	623
Thereafter	—
Total minimum lease payments	27,058
Less: imputed interest	(2,134)
Present value of lease liabilities	$24,924
(1) Non-cancelable sublease proceeds of $13.4 million are not included in the maturities of lease liabilities disclosed in the table.
As of March 31, 2026 and December 31, 2025, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years) — operating leases	3.6	3.7
Weighted-average discount rate — operating leases	4.7%	4.6%
9. CONTRACT BALANCES
The changes in the allowance for credit losses during the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$13,782	$15,301
Add: provision for credit losses	9,438	10,559
Less: write-offs, net of recoveries	(10,376)	(11,425)
Balance, end of period	$12,844	$14,435
In calculating the allowance for credit losses as of March 31, 2026 and 2025, the Company considered expectations of probable credit losses based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The decrease in the provision for credit losses and write-offs, net of recoveries in the three months ended March 31, 2026 as compared to the prior-year period was primarily due to lower customer delinquencies.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in short-term deferred revenue during the three months ended March 31, 2026 were as follows (in thousands):

Three Months Ended March 31, 2026
Balance, beginning of period	$5,845
Less: recognition of deferred revenue from beginning balance	(4,502)
Add: net increase in current period contract liabilities	10,285
Balance, end of period	$11,628

The majority of the Company’s deferred revenue balance as of March 31, 2026 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending June 30, 2026. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of March 31, 2026. No other contract assets or liabilities were recorded on the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized. This includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods, and excludes contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $83.8 million as of March 31, 2026, of which the Company expects to recognize approximately 47% over the next 12 months and the remainder thereafter. Estimating revenue that will be allocated to remaining performance obligations can involve significant judgments, including identifying and assessing variable consideration.
10. SELECTED CONSOLIDATED FINANCIAL STATEMENT DATA
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$22,572	$17,144
Certificates of deposit	—	5,000
Other current assets	16,837	20,215
Total prepaid expenses and other current assets	$39,409	$42,359
Other non-current assets
Other non-current assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Deferred tax assets(1)	$102,401	$116,090
Deferred contract costs	20,017	19,880
Other non-current assets	21,711	14,957
Total other non-current assets	$144,129	$150,927
(1)    Represents net non-current DTAs. DTAs are netted against DTLs within the same jurisdiction.
Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$6,872	$9,791
Employee-related liabilities	101,075	112,539
Accrued sales and marketing expenses	9,847	6,662
Accrued cost of revenue	9,625	9,304
Other accrued liabilities	27,612	20,493
Total accounts payable and accrued liabilities	$155,031	$158,789
As of March 31, 2026, other accrued liabilities primarily consisted of current holdback consideration related to the acquisitions of RepairPal and Hatch, taxes payable, and accrued product development and general and administrative expenses. See Note 6, “Acquisitions,” for details of current holdback consideration related to the acquisitions of RepairPal and Hatch.

Other income, net
Other income, net for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income, net	$639	$3,512
Other non-operating income, net	1,947	2,259
Other income, net	$2,586	$5,771
11. COMMITMENTS AND CONTINGENCIES
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
As of March 31, 2026, the Company had outstanding borrowings of $130.0 million, at a weighted-average interest rate of 5.50%, $4.2 million of letters of credit outstanding under the credit facility sub-limit, and $190.8 million remained available under the credit facility. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. The Company was in compliance with all conditions and financial covenants thereunder as of March 31, 2026.
Deferred financing costs represent costs incurred with the issuance or amendment of our credit facility, and are amortized over the terms of the related debt and recognized as a component of interest expense in the unaudited condensed consolidated statements of operations. Deferred financing costs related to the 2025 amendment of our revolving credit facility were not significant and are included in other assets in the unaudited condensed consolidated balance sheets.
Purchase Obligations
The Company has certain off-balance sheet non-cancelable purchase obligations, consisting primarily of website hosting costs and other commitments required in the ordinary course of business. As of March 31, 2026, total commitments were approximately $132.9 million, of which approximately $79.5 million is expected to be paid within the next 12 months.
12. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
On February 10, 2026, the Company’s board of directors authorized a $500.0 million increase to its stock repurchase program, bringing the total amount of repurchases authorized under the stock repurchase program since its inception in 2017 to $2.45 billion of its outstanding common stock, $413.8 million of which remained available as of March 31, 2026. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the three months ended March 31, 2026, the Company repurchased 5,086,834 shares on the open market for an aggregate purchase price of $125.0 million (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022) and retired 4,865,355 shares. As of March 31, 2026, the Company had a treasury stock balance of 254,479 shares, which were excluded from its outstanding share count as of such date and subsequently retired in April 2026.
During the three months ended March 31, 2025, the Company repurchased 1,688,858 shares on the open market for an aggregate purchase price of $62.5 million (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022) and retired 1,747,343 shares. As of March 31, 2025, the Company had a treasury stock balance of 42,375 shares, which were excluded from its outstanding share count as of such date and subsequently retired in April 2025.
Equity Incentive Plans
Stock Options
A summary of stock option activity for the three months ended March 31, 2026 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	2,262	$33.78	1.8	$4,420
Exercised	(427)	20.47
Outstanding at March 31, 2026	1,835	$36.87	1.9	$18,944
Options vested and exercisable at March 31, 2026	1,835	$36.87	1.9	$18,944
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The total intrinsic value of options exercised was approximately $3.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
RSUs
RSUs include PRSUs that are subject to either (a) a market condition or (b) the achievement of performance goals. As the PRSU activity during the three months ended March 31, 2026 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the three months ended March 31, 2026 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	4,898	$38.72
Granted	3,869	28.81
Vested(1)	(1,084)	35.87
Canceled	(238)	37.11
Nonvested at March 31, 2026(2)	7,445	$34.04
Expected to vest at March 31, 2026	7,428	$34.05
(1)    Includes approximately 0.5 million shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes approximately 1.0 million PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the three months ended March 31, 2026 and 2025 was $23.2 million and $44.6 million, respectively. As of March 31, 2026, the Company had approximately $229.2 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.6 years.
Employee Stock Purchase Plan
There were no shares purchased by employees under the Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2026 and 2025. The Company recognized stock-based compensation expense related to the ESPP of $1.2 million and $1.1 million during the three months ended March 31, 2026 and 2025, respectively.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,140	$1,171
Sales and marketing	6,454	7,639
Product development	14,710	19,409
General and administrative	8,203	9,250
Total stock-based compensation recorded to income before income taxes	30,507	37,469
Benefit from income taxes	(5,964)	(7,411)
Total stock-based compensation recorded to net income attributable to common stockholders	$24,543	$30,058
The Company capitalized $2.3 million and $2.8 million of stock-based compensation expense as website and internal-use software development costs and, to a lesser extent, implementation costs incurred related to cloud computing arrangements that are service contracts in the three months ended March 31, 2026 and 2025, respectively.

13. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the three months ended March 31, 2026 was $12.1 million, which was due to $6.9 million of U.S. federal, state and foreign income tax expense and $5.2 million of net discrete tax expense primarily related to interest on uncertain tax positions and stock-based compensation. The provision for income taxes for the three months ended March 31, 2025 was $10.8 million, which was due to $8.7 million of U.S. federal, state and foreign income tax expense and $2.1 million of net discrete tax expense primarily related to interest on uncertain tax positions.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three months ended March 31, 2026 and 2025, the difference between the effective tax rate and the federal statutory tax rate was primarily related to tax credits, offset by stock-based compensation and other non-deductible expenses.
As of March 31, 2026, the Company had $52.0 million of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.
As of March 31, 2026, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $52.8 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
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
14. NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic net income per share:
Net income attributable to common stockholders	$17,735	$24,391
Shares used in computation:
Weighted-average common shares outstanding	58,816	65,261
Basic net income per share attributable to common stockholders:	$0.30	$0.37

	Three Months Ended March 31,
	2026	2025
Diluted net income per share:
Net income attributable to common stockholders	$17,735	$24,391
Shares used in computation:
Weighted-average common shares outstanding	58,816	65,261
Stock options and ESPP	81	478
RSUs	477	1,585
Number of shares used in diluted calculation	59,374	67,324
Diluted net income per share attributable to common stockholders:	$0.30	$0.36
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	1,832	551
RSUs	5,069	3,342
15. INFORMATION ABOUT SEGMENT, REVENUE AND GEOGRAPHIC AREAS
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

The following table presents a reconciliation of segment net income to net income attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenue	$361,457	$358,534
Less:
Employee expenses (exclusive of stock-based compensation)(1)(3)	186,308	185,769
Cost of revenue (exclusive of depreciation and amortization and stock-based compensation)	37,269	33,656
Stock-based compensation	30,507	37,469
Other segment items(2)(3)	61,256	54,059
Depreciation and amortization	16,233	12,350
Provision for income taxes	12,149	10,840
Segment net income	$17,735	$24,391

Reconciliation of segment net income to net income attributable to common stockholders
Adjustments and reconciling items	—	—
Net income attributable to common stockholders	$17,735	$24,391
(1)    Includes expenses related to employees working in the sales and marketing, product development, and general and administrative departments and excludes expenses related to employees working in the infrastructure department whose costs are included in the cost of revenue (exclusive of depreciation and amortization and stock-based compensation) line.
(2)    Includes marketing, facilities, travel and entertainment, consulting and professional services, hardware and software, bad debt, other operating expenses and other income, net.
(3)    Prior period segment information has been recast to conform to the way the Company currently internally manages and monitors its business. The recast of prior period information had no impact on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, or condensed consolidated statements of cash flows.
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
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Services	$233,786	$231,576
Restaurants, Retail & Other	98,702	110,425
Total advertising	332,488	342,001
Other	28,969	16,533
Total net revenue	$361,457	$358,534

During the three months ended March 31, 2026 and 2025, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$359,305	$356,164
All other countries	2,152	2,370
Total net revenue	$361,457	$358,534

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click (“CPC”) basis. In the three months ended March 31, 2026, our net revenue was $361.5 million, up 1% from the three months ended March 31, 2025, and we recorded net income of $17.7 million and adjusted EBITDA of $79.4 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see “Non-GAAP Financial Measures” below.
In the first quarter of 2026, we continued to make progress transforming Yelp with artificial intelligence (“AI”) through our strategic investments in product innovation:
•Reconceive Yelp Around Answers and Actions. In the first quarter, increased adoption of Yelp Assistant drove approximately 15% of all Request-a-Quote projects.1 Building on this momentum, we launched a new Yelp Assistant that supports local discovery across every business category on Yelp. To provide a more comprehensive consumer experience, we also announced new integrations with Vagaro and Zocdoc to enable users to book beauty, wellness, fitness and healthcare appointments.
•Deliver AI Tools that Help Businesses Grow, Operate and Succeed. We continued to scale Yelp Host, our AI-powered call answering service for restaurants, in the first quarter, which surpassed an annual run rate2 of more than 1.5 million calls handled in April 2026, more than doubling from January 2026. Hatch has also demonstrated early progress since we acquired it in February 2026 with an annual run rate revenue of $34.0 million in March 2026. We also introduced an improved business owner account experience, which streamlines administrative tasks through an AI-powered support chatbot that handles account access, billing and troubleshooting.
•Extend Our Reach to Power Local Discovery Across the AI Ecosystem. Demand for our data licensing products was robust in the first quarter, contributing to strong growth in other revenue. We secured new licensing agreements, including with OpenAI, and continued to expand our integrations with existing partners, including Alexa+, where users are now able to book and manage Yelp restaurant reservations through our Reservations API. Consumers can now find licensed Yelp content on Amazon Alexa, Apple Maps, Microsoft Bing, Meta.ai and Yahoo, among many other platforms.
In the first quarter, strength in other revenue and growth in advertising revenue from Services businesses drove modest year-over-year revenue growth as the economic environment facing consumers and local businesses continued to be challenging. We expect these adverse conditions to persist and continue impacting advertising revenue across categories in the second quarter, driving a modest year-over-year decrease in revenue. However, we expect revenue to increase sequentially in the second quarter due to continued strength in other revenue. As our other revenue streams continue to gain traction, we are targeting an annual run rate of $250 million in other revenue by the end of 2028.
We expect expenses will increase sequentially in the second quarter as we invest in our AI transformation and increase marketing spend, which we anticipate will result in a year-over-year decrease in adjusted EBITDA in the second quarter.
1 Projects created by users through a Request-a-Quote flow or Yelp Assistant.
2 References to the “annual run rate” of certain metrics included in this Quarterly Report are calculated by annualizing the metric’s results for the indicated period. For example, we calculate annual run rate based on a metric’s results for a given month by multiplying those results by 12, or for a given quarter by multiplying the results by four.

However, we believe we can drive strong growth in adjusted EBITDA margin over the next several years as a result of our top-line efforts and opportunities to drive operational efficiencies and employee productivity with AI.
Key Metrics
We regularly review a number of metrics, including the key metrics set forth below, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections and make strategic decisions.
Ad Clicks and Average CPC
The amount of revenue we generate from our pay-for-performance advertising products is determined by the number of ad clicks we deliver to advertisers and the price we charge for each ad click.
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
The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended March 31,
	2026	2025
Ad Clicks	(10)%	(3)%
Average CPC	8%	9%
Ad clicks decreased year over year in the three months ended March 31, 2026, primarily due to a decrease in Restaurants, Retail & Other (“RR&O”) ad clicks, partially offset by a slight increase in Services ad clicks.
Average CPC increased in the three months ended March 31, 2026, primarily due to an increase in average CPC in RR&O categories as advertiser demand outpaced consumer demand in these categories, partially offset by a modest decrease in average CPC in Services categories resulting from relatively stable advertiser demand together with the slight increase in ad clicks. In addition, Services ad clicks, which generally have higher CPCs, comprised a greater portion of total ad clicks compared to the prior-year period.
These trends reflect the economic uncertainties facing consumers, the challenging operating environment for local businesses and, to a lesser extent, competitive pressures in RR&O categories from food ordering and delivery providers.
Advertising Revenue by Category
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
Refer to “Results of Operations — Net Revenue” below for further discussion of our advertising revenue by category.
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
We provide our paying advertising locations as a measure of the reach and scale of our business; however, this metric may exhibit short-term volatility as a result of factors such as seasonality and macroeconomic conditions. For example, macroeconomic factors, particularly those affecting local economies such as labor and supply chain issues, inflation and recessionary concerns, and interest rates, have had a predominant negative impact on RR&O paying advertising locations in recent periods. Short-term fluctuations in paying advertising locations may also reflect the acquisition or loss of single advertising accounts associated with large numbers of locations, or the pausing/restarting of advertising campaigns by such multi-location advertisers.
The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,		% Change
	2026	2025
Services	250	261	(4)%
Restaurants, Retail & Other	235	256	(8)%
Total Paying Advertising Locations	485	517	(6)%
Paying advertising locations decreased in the three months ended March 31, 2026 compared to the prior-year period, reflecting year-over-year decreases in both Services and RR&O paying advertising locations. We believe the decrease in paying advertising locations reflects the challenging operating environment facing businesses in these categories and, to a lesser extent, competition for ad spend from such businesses, including from food ordering and delivery providers.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2026 or any future period.

	Three Months Ended March 31,			% Change(1)
	2026	2025	$ Change
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Services	$233,786	$231,576	$2,210	1%
Restaurants, Retail & Other	98,702	110,425	(11,723)	(11)%
Total advertising	332,488	342,001	(9,513)	(3)%
Other	28,969	16,533	12,436	75%
Total net revenue	361,457	358,534	2,923	1%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	38,409	34,828	3,581	10%
Sales and marketing	153,010	146,284	6,726	5%
Product development	77,157	83,905	(6,748)	(8)%
General and administrative	49,350	51,707	(2,357)	(5)%
Depreciation and amortization	16,233	12,350	3,883	31%
Total costs and expenses	334,159	329,074	5,085	2%
Income from operations	27,298	29,460	(2,162)	(7)%
Other income, net	2,586	5,771	(3,185)	(55)%
Income before income taxes	29,884	35,231	(5,347)	(15)%
Provision for income taxes	12,149	10,840	1,309	12%
Net income attributable to common stockholders	$17,735	$24,391	$(6,656)	(27)%
(1)    Percentage changes may not recalculate using the rounded numbers presented in this table.
Three Months Ended March 31, 2026 and 2025
Net Revenue
Net revenue increased slightly in the three months ended March 31, 2026 compared to the prior-year period, primarily driven by growth in other revenue and an increase in advertising revenue from Services businesses, partially offset by a decrease in advertising revenue from RR&O businesses.
Advertising. Advertising revenue for the three months ended March 31, 2026 decreased 3% year over year, as a result of a decrease in revenue from RR&O businesses, partially offset by an increase in revenue from Services businesses. The decrease in RR&O revenue was driven by a decrease in ad clicks, partially offset by an increase in average CPC. Services revenue growth in the three months ended March 31, 2026 was driven by an increase in ad clicks, partially offset by a decrease in average CPC.
Other. We generate other revenue through non-advertising contracts, such as our subscription services, which include our Yelp Guest Manager, Yelp Receptionist, Yelp Host and Hatch offerings, as well as our Yelp Places API, Yelp AI API and Yelp Insights API programs, which provide Yelp content and data for a fee. In addition, other revenue includes revenue from various transactions with consumers. We generate revenue from our partnership integrations for food ordering through a combination of transaction-based, revenue-sharing agreements, under which we act as an agent and recognize fees on a net basis upon completion of each transaction, and fixed annual fee arrangements that may be adjusted based on engagement metrics such as click to order volume.
Other revenue for the three months ended March 31, 2026 increased compared to the prior-year period, driven by the addition of revenue from Hatch, an increase in revenue from our Yelp Places API program, and food ordering partnerships.
Trends and Uncertainties of Net Revenue. We expect our strategic initiatives to drive strong growth in other revenue, resulting in a sequential increase in net revenue for the three months ending June 30, 2026. However, we anticipate net revenue will decrease compared to the prior-year period, reflecting the continued economic challenges facing consumers and local businesses.

Costs and Expenses
Cost of Revenue (exclusive of depreciation and amortization). Our cost of revenue consists primarily of website infrastructure expense, which includes website hosting costs and employee-related costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app and the RepairPal and Hatch websites, and excludes depreciation and amortization expense. Cost of revenue also includes third-party advertising fulfillment costs, credit card processing fees and revenue share payments, which primarily consist of payments to RepairPal referral partners.
Cost of revenue for the three months ended March 31, 2026 increased compared to the prior-year period, primarily due to:
•a $2.3 million increase in website infrastructure expenses, primarily driven by ongoing investments in maintaining and enhancing our infrastructure, including the integration of AI products; and
•an additional $1.7 million of infrastructure expense due to our acquisition of Hatch.
These increases were partially offset by a $1.4 million decrease in advertising fulfillment costs, largely attributable to lower Yelp Audiences spend.
We expect cost of revenue to increase on an absolute dollar basis in 2026 compared to 2025, primarily due to our planned investments in AI capabilities.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee-related costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses for the three months ended March 31, 2026 increased compared to the prior-year period, primarily due to:
•a $5.3 million increase in marketing and advertising costs, primarily driven by higher consumer and business owner marketing; and
•a $1.5 million increase in sales and marketing employee-related costs, resulting from higher average headcount in these roles, including headcount added from the acquisition of Hatch.
We expect sales and marketing expenses to increase on an absolute dollar basis and as a percentage of revenue in 2026 compared to 2025, primarily due to marketing investments and additional headcount from the acquisition of Hatch.
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
Product development expenses for the three months ended March 31, 2026 decreased compared to the prior-year period primarily due to an $8.9 million decrease in employee-related costs resulting from more employee costs being capitalized, a higher proportion of employee work directed toward infrastructure enhancements (resulting in more costs included in cost of revenue), and lower cost of labor. These decreases were partially offset by an additional $1.5 million in headcount costs related to the acquisition of Hatch.
We expect product development expenses to decrease both on an absolute dollar basis and as a percentage of revenue in 2026 compared to 2025, inclusive of additional headcount from the acquisition of Hatch, as we realize cost efficiencies within our organization.
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

General and administrative expenses for the three months ended March 31, 2026 decreased compared to the prior-year period primarily due to:
•a $4.2 million decrease in indemnifiable expenses related to the RepairPal acquisition;
•a $1.1 million decrease in our provision for credit losses, primarily due to lower customer delinquencies; and
•a $1.1 million decrease in general and administrative employee-related costs, primarily driven by lower stock-based compensation expense.
These decreases were partially offset by a $3.9 million increase in acquisition and integration costs related to the acquisition of Hatch.
We expect general and administrative expenses to increase on an absolute dollar basis and as a percentage of revenue in 2026 compared to 2025 as we continue to support our business and integrate Hatch.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation and amortization on capitalized website and internal-use software development costs, computer equipment, leasehold improvements, and intangible assets.
Depreciation and amortization expense for the three months ended March 31, 2026 increased compared to the prior-year period, primarily due to:
•a $2.8 million increase resulting from the amortization of intangible assets acquired in the Hatch acquisition; and
•a $1.8 million increase due to higher capitalized website and internal-use software development costs.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, and credit facility-related interest and fees.
Other income, net for the three months ended March 31, 2026 decreased compared to the prior-year period, primarily due to:
•a $1.8 million decrease in interest income as a result of lower average cash, cash equivalents, and marketable securities balances and lower interest rates in the current quarter; and
•a $1.0 million increase in interest expense related to the credit facility borrowings incurred during the current period.
Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; and deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Provision for income taxes for the three months ended March 31, 2026 increased from the prior-year period primarily due to an increase in the discrete tax expense primarily related to stock-based compensation.
As of December 31, 2025, we had approximately $115.5 million in net deferred tax assets (“DTAs”). As of March 31, 2026, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
In July 2025, the congressional bill known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which, among other things, restored certain favorable corporate tax provisions, including permitting full expensing of domestic research and development expenses. As of March 31, 2026, the impacts of the OBBBA are reflected in the 2026 estimated annual effective tax rate calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

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
•adjusted EBITDA does not take into account certain income and expense items, such as indemnifiable expenses, acquisition and integration costs, or other costs that management determines are not indicative of ongoing operating performance;
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income, net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other operating income and expense items, such as expenses for which we expect to be indemnified, acquisition and integration costs, and other items we deem not to be indicative of our ongoing operating performance.
Adjusted EBITDA margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.

The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$17,735	$24,391
Provision for income taxes	12,149	10,840
Other income, net	(2,586)	(5,771)
Depreciation and amortization	16,233	12,350
Stock-based compensation	30,507	37,469
Indemnifiable expenses(1)(2)	896	5,126
Acquisition and integration costs(1)(3)	4,420	539
Adjusted EBITDA	$79,354	$84,944

Net revenue	$361,457	$358,534
Net income margin	5%	7%
Adjusted EBITDA margin	22%	24%
(1)    Recorded within general and administrative expenses on our condensed consolidated statements of operations.
(2)    Represents expenses for which we expect to be indemnified in connection with our acquisition of RepairPal. Indemnifiable expenses during the three months ended March 31, 2025 consist of expenses recorded in connection with an indemnification obligation assumed in the RepairPal acquisition, for which we were subsequently indemnified through the release of a portion of the RepairPal holdback. See Note 6, “Acquisitions,” of the Notes to Consolidated Financial Statements for further detail.
(3) Acquisition and integration costs during the three months ended March 31, 2026 represent costs related to the Hatch acquisition and include accrued acquisition- and integration-related compensation. Acquisition and integration costs during the three months ended March 31, 2025 represent costs related to the RepairPal acquisition. For more information on the acquisition and integration costs, see Note 6, “Acquisitions.”
Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$57,816	$97,995
Purchases of property, equipment and software	(12,660)	(10,531)
Free cash flow	$45,156	$87,464

Net cash used in investing activities	$(167,881)	$(12,003)

Net cash provided by (used in) financing activities	$4,915	$(81,713)

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash generated from operations. As of March 31, 2026, we had cash and cash equivalents of $110.4 million, including cash held internationally of $30.6 million.
We also have the ability to access backup liquidity to fund working capital and for other capital requirements, as needed, through the credit facility established pursuant to the Credit Agreement (as defined in Note 11, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report). The Credit Agreement provides for a $325.0 million senior secured revolving credit facility, which includes a $35.0 million letter of credit sub-limit, a $25.0 million bilateral letter of credit facility and an accordion option, which, if exercised, would allow us to increase the aggregate commitments by up to $250.0 million, plus additional amounts if we are able to satisfy a leverage test, subject to certain conditions. The commitments under the credit facility expire on April 28, 2028.
As of March 31, 2026, we had $130.0 million of outstanding borrowings and $4.2 million of letters of credit outstanding under the credit facility sub-limit, with $190.8 million remaining available under the credit facility. The letters of credit are primarily related to lease agreements for certain office locations and are required to be maintained and issued to the landlords of each facility. We were in compliance with all conditions and financial covenants thereunder as of March 31, 2026. As of May 1, 2026, we had $105.0 million of outstanding borrowings following payments made subsequent to the quarter end.
Material Cash Requirements
Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors” included under Part I, Item 1A in our Annual Report. We believe that our existing cash, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; income tax payments; and purchases of property, equipment and software and website hosting services. However, this estimate is based on a number of assumptions that may prove to be materially different and we could fully utilize our available cash earlier than presently anticipated.
On February 2, 2026, we completed our acquisition of Hatch for approximately $271.2 million in cash. In connection with the acquisition, we have also agreed to provide certain continuing Hatch employees with acquisition- and integration-related compensation valued in the aggregate of $30 million, to be paid over the next two to three years. See Note 6, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
In addition, we are still assessing the OBBBA’s impact on our income tax payments for 2026 and beyond. We are not able to reasonably estimate the timing of future cash flows related to $54.5 million of uncertain tax positions. We also may be required to draw down additional funds from our credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies.
We lease office facilities under operating lease agreements that expire from 2026 to 2031. Our cash requirements related to these lease agreements are $27.1 million, of which $8.1 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $13.4 million. See Note 8, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to off-balance sheet purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $132.9 million, of which approximately $79.5 million is expected to be paid within the next 12 months.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$57,816	$97,995
Net cash used in investing activities	$(167,881)	$(12,003)
Net cash provided by (used in) financing activities	$4,915	$(81,713)
Operating Activities. Net cash provided by operating activities during the three months ended March 31, 2026 decreased by $40.2 million compared to the prior-year period, primarily due to an increase of $33.7 million in employee-related payments for salaries, commissions, bonuses and benefits, which was primarily driven by higher labor costs and higher average headcount, including headcount from the acquisition of Hatch. Income taxes paid also increased $7.5 million compared to the prior period, due to refunds in the prior-year period that did not recur in the current period. These outflows were partially offset by a $10.7 million increase in cash collected from customers and a $2.7 million decrease in payments to vendors.
Investing Activities. Net cash used in investing activities during the three months ended March 31, 2026 increased compared to the prior-year period, primarily due to the acquisition of Hatch in February 2026 and higher capitalized website and internal-use software development costs. These increases were partially offset by net proceeds from sales and maturities of marketable securities and other investments.
Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2026 increased compared to the prior-year period primarily due to proceeds from net borrowings under our credit facility, lower taxes paid related to the net share settlement of equity awards and increased proceeds from the issuance of common stock under employee stock-based plans, partially offset by increased repurchases of our common stock.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors (the “Board”) has authorized us to repurchase up to an aggregate of $2.45 billion of our outstanding common stock, including the $500.0 million authorized in February 2026, of which $388.7 million remained available as of May 1, 2026.
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
During the three months ended March 31, 2026, we repurchased 5,086,834 shares on the open market for an aggregate purchase price of $125.0 million (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022).
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
We believe that the assumptions and estimates associated with revenue recognition, business combinations and income taxes have the greatest potential impact on our condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of business. These risks primarily include interest rate, foreign exchange risks and inflation, and have not changed materially from the market risks we were exposed to in the year ended December 31, 2025.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently do not believe that the final outcome of any of these other matters will have a material effect on our business, financial position, results of operations or cash flows. For more information, see “Legal Proceedings” in Note 11, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report, which is incorporated herein by reference.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended March 31, 2026 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
January 1 - January 31, 2026	864	$29.06	864	$13,710
February 1 - February 28, 2026	672	$21.57	672	$499,216
March 1 - March 31, 2026	3,551	$24.06	3,551	$413,787
Total	5,087		5,087
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our Board authorized us to repurchase up to an aggregate of $2.45 billion of our outstanding common stock, including the $500.0 million authorized in February 2026, of which $388.7 million remained available as of May 1, 2026. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program” included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases, net of shares issued, as a result of the Inflation Reduction Act of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On February 19, 2026, Jed Nachman, our Chief Operating Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to approximately 153,509 shares of our common stock. The plan will terminate on the earlier of April 1, 2027 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.
On February 19, 2026, Carmen Amara, our Chief People Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to (i) 18,648 shares of our common stock and (ii) 47,550 shares of our common stock that may vest during the plan period, net of any shares we withhold to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards, the amount of which cannot currently be determined. The plan will terminate on the earlier of March 31, 2027 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	3/15/2023
10.1*	2012 Employee Stock Purchase Plan, as amended.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (with embedded Linkbase Documents).					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
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

YELP INC.
Date:	May 8, 2026	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)