Form 10-Q
period 2026-06-30
YELP INC
filed 2026-08-07
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of July 31, 2026, there were 54,263,621 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
•our capital allocation plans and liquidity and working capital requirements; and
•our plans with respect to our stock repurchase program.
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
•our ability to maintain, protect and enhance our brand; and
•our ability to successfully manage acquisitions of new businesses, solutions or technologies, such as our acquisition of Hatchify Inc. (“Hatch”), as well as their integrations.
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
Our measures of traffic and other key metrics may also differ from estimates published by third parties or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics and regularly review our processes to assess potential improvements to their accuracy. For example, as a result of these efforts, in 2025 we revised the minimum required level of engagement for our desktop unique devices metric to exclude devices that visit the Yelp home page, but take no further action, which we do not believe represent valuable consumer traffic. This change did not have a material impact on the desktop unique devices reported for previous years. Additionally, from time to time, we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$94,142	$216,062
Short-term marketable securities	—	103,290
Accounts receivable (net of allowance for credit losses of $11,832 and $13,782 at June 30, 2026 and December 31, 2025, respectively)	157,720	153,224
Prepaid expenses and other current assets	41,639	42,359
Total current assets	293,501	514,935
Property, equipment and software, net	99,176	91,685
Operating lease right-of-use assets	16,044	16,046
Goodwill	354,708	135,847
Intangibles, net	92,093	49,038
Other non-current assets	135,043	150,927
Total assets	$990,565	$958,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$151,922	$158,789
Operating lease liabilities — current	7,352	7,426
Deferred revenue	8,573	5,845
Total current liabilities	167,847	172,060
Revolving credit facility	100,000	—
Operating lease liabilities — long-term	15,951	17,451
Other long-term liabilities	62,240	58,115
Total liabilities	346,038	247,626
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, undesignated, 10,000 shares authorized, none issued	—	—
Common stock, $0.000001 par value — 200,000 shares authorized, 55,098 and 59,987 shares issued at June 30, 2026 and December 31, 2025, respectively; 54,980 and 59,954 shares outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,073,762	2,010,948
Treasury stock	(2,868)	(999)
Accumulated other comprehensive loss	(9,814)	(7,677)
Accumulated deficit	(1,416,553)	(1,291,420)
Total stockholders’ equity	644,527	710,852
Total liabilities and stockholders’ equity	$990,565	$958,478

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$375,519	$370,394	$736,976	$728,928
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	41,776	35,447	80,185	70,275
Sales and marketing	153,562	144,612	306,572	290,896
Product development	70,468	78,362	147,625	162,267
General and administrative	47,865	46,318	97,215	98,025
Depreciation and amortization	18,118	12,365	34,351	24,715
Total costs and expenses	331,789	317,104	665,948	646,178
Income from operations	43,730	53,290	71,028	82,750
Other income, net	733	5,695	3,319	11,466
Income before income taxes	44,463	58,985	74,347	94,216
Provision for income taxes	12,811	14,896	24,960	25,736
Net income attributable to common stockholders	$31,652	$44,089	$49,387	$68,480
Net income per share attributable to common stockholders
Basic	$0.57	$0.69	$0.87	$1.06
Diluted	$0.57	$0.67	$0.86	$1.03
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	55,305	64,145	57,051	64,700
Diluted	55,726	65,683	57,630	66,610

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$31,652	$44,089	$49,387	$68,480
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(213)	5,762	(1,968)	8,281
Unrealized (loss) gain on available-for-sale debt securities, net of tax	—	(37)	(169)	11
Other comprehensive (loss) income	(213)	5,725	(2,137)	8,292
Comprehensive income	$31,439	$49,814	$47,250	$76,772

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of March 31, 2025	64,743	—	$1,923,554	$(1,580)	$(12,864)	$(1,181,092)	$728,018
Issuance of common stock upon exercises of employee stock options	16	—	332	—	—	—	332
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	596	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	352	—	11,418	—	—	—	11,418
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	38,825	—	—	—	38,825
Taxes withheld related to net share settlement of equity awards	—	—	(15,759)	—	—	—	(15,759)
Repurchases of common stock, including excise tax	—	—	—	(66,244)	—	—	(66,244)
Retirement of common stock	(1,866)	—	—	66,780	—	(66,780)	—
Other comprehensive income	—	—	—	—	5,725	—	5,725
Net income	—	—	—	—	—	44,089	44,089
Balance as of June 30, 2025	63,841	$—	$1,958,370	$(1,044)	$(7,139)	$(1,203,783)	$746,404

Balance as of March 31, 2026	56,170	$—	$2,041,401	$(6,264)	$(9,601)	$(1,394,447)	$631,089
Issuance of common stock upon vesting of RSUs, net	521	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	555	—	10,750	—	—	—	10,750
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	29,293	—	—	—	29,293
Taxes withheld related to net share settlement of equity awards	—	—	(7,682)	—	—	—	(7,682)
Repurchases of common stock, including excise tax	—	—	—	(50,362)	—	—	(50,362)
Retirement of common stock	(2,148)	—	—	53,758	—	(53,758)	—
Other comprehensive loss	—	—	—	—	(213)	—	(213)
Net income	—	—	—	—	—	31,652	31,652
Balance as of June 30, 2026	55,098	$—	$2,073,762	$(2,868)	$(9,814)	$(1,416,553)	$644,527

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	65,792	$—	$1,903,598	$(3,909)	$(15,431)	$(1,140,289)	$743,969
Issuance of common stock upon exercises of employee stock options	28	—	605	—	—	—	605
Issuance of common stock upon vesting of RSUs, net	1,282	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	352	—	11,418	—	—	—	11,418
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	78,077	—	—	—	78,077
Taxes withheld related to net share settlement of equity awards	—	—	(35,328)	—	—	—	(35,328)
Repurchases of common stock, including excise tax	—	—	—	(129,109)	—	—	(129,109)
Retirement of common stock	(3,613)	—	—	131,974	—	(131,974)	—
Other comprehensive income	—	—	—	—	8,292	—	8,292
Net income	—	—	—	—	—	68,480	68,480
Balance as of June 30, 2025	63,841	$—	$1,958,370	$(1,044)	$(7,139)	$(1,203,783)	$746,404

Balance as of December 31, 2025	59,987	$—	$2,010,948	$(999)	$(7,677)	$(1,291,420)	$710,852
Issuance of common stock upon exercises of employee stock options	427	—	8,726	—	—	—	8,726
Issuance of common stock upon vesting of RSUs, net	1,142	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	555	—	10,750	—	—	—	10,750
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	60,909	—	—	—	60,909
Taxes withheld related to net share settlement of equity awards	—	—	(17,571)	—	—	—	(17,571)
Repurchases of common stock, including excise tax	—	—	—	(176,389)	—	—	(176,389)
Retirement of common stock	(7,013)	—	—	174,520	—	(174,520)	—
Other comprehensive loss	—	—	—	—	(2,137)	—	(2,137)
Net income	—	—	—	—	—	49,387	49,387
Balance as of June 30, 2026	55,098	$—	$2,073,762	$(2,868)	$(9,814)	$(1,416,553)	$644,527

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$49,387	$68,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,351	24,715
Provision for credit losses	18,005	22,562
Stock-based compensation	56,256	72,244
Amortization of right-of-use assets	3,002	6,715
Deferred income taxes	20,426	(2,968)
Amortization of deferred contract cost	11,047	12,035
Other adjustments, net	2,474	1,471
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(22,091)	(23,935)
Prepaid expenses and other assets	(24,070)	(14,540)
Operating lease liabilities	(4,355)	(15,396)
Accounts payable, accrued liabilities and other liabilities	(10,794)	4,646
Net cash provided by operating activities	133,638	156,029
Investing Activities
Purchases of marketable securities	(5,975)	(37,201)
Sales and maturities of marketable securities	109,293	34,769
Purchases of other investments	(650)	(700)
Maturities of other investments	5,000	—
Acquisition, net of cash received	(263,600)	—
Purchases of property, equipment and software	(27,409)	(23,555)
Other investing activities	75	67
Net cash used in investing activities	(183,266)	(26,620)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	19,476	12,023
Taxes paid related to the net share settlement of equity awards	(17,571)	(35,155)
Repurchases of common stock	(174,000)	(128,450)
Proceeds from revolving credit facility	165,000	—
Repayments on revolving credit facility	(65,000)	—
Other financing activities	(119)	—
Net cash used in financing activities	(72,214)	(151,582)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(149)	2,651
Change in cash, cash equivalents and restricted cash	(121,991)	(19,522)
Cash, cash equivalents and restricted cash — Beginning of period	216,289	217,682
Cash, cash equivalents and restricted cash — End of period	$94,298	$198,160
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$6,560	$25,928
Cash paid for interest	$1,745	$—
Supplemental Disclosures of Noncash Investing and Financing Activities
Acquisition holdback consideration not yet paid	$4,425	$—
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$2,416	$2,056
Excise tax accrued on net stock repurchases	$1,255	$659
Repurchases of common stock recorded in accounts payable and accrued liabilities	$1,134	$1,220
Release of acquisition holdback consideration not yet paid	$—	$1,206
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
Use of Estimates
The preparation of the Company’s unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of income and expenses during the reporting period. Items that require estimates, judgments or assumptions include, but are not limited to, determining variable consideration and identifying the nature and timing of satisfaction of performance obligations, allowance for credit losses, valuation of intangible assets acquired in a business combination, fair value and estimated useful lives of long- and indefinite-lived assets, litigation loss contingencies, liabilities related to incurred but not reported insurance claims, fair value and achievement of targets for performance-based restricted stock units (“PRSUs”), and income taxes. These estimates, judgments and assumptions are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from management’s estimates due to macroeconomic uncertainty and other factors.
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from those described in the Annual Report.
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis. The adoption of ASU 2025-05 did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Effective
In May 2026, the FASB issued ASU No. 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” (“ASU 2026-02”), which requires the disclosure of environmental credits and obligations. ASU 2026-02 will be effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. ASU 2026-02 should be applied using a modified retrospective approach. The Company is currently evaluating the impact of ASU 2026-02 and does not expect the adoption to have a material impact on its consolidated financial statements and related disclosures.
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Cash	$94,142	$129,476
Cash equivalents	—	86,586
Total cash and cash equivalents	94,142	216,062
Restricted cash	156	227
Total cash, cash equivalents and restricted cash	$94,298	$216,289
Restricted cash is included in other non-current assets on the Company’s condensed consolidated balance sheets.
3. MARKETABLE SECURITIES
Short-term marketable securities and certain cash equivalents consist of investments in debt securities that are classified as available-for-sale. In the first quarter of 2026, the Company sold all of its marketable securities. The associated realized gain was not significant. The amortized cost, gross unrealized gains and losses, and fair value of those investments as of December 31, 2025 were as follows (in thousands):

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
For the six months ended June 30, 2026 and 2025, the Company did not recognize any credit loss related to available-for-sale marketable securities.
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
The following table represents the fair value of the Company’s cash equivalents, short-term marketable securities, and other investments measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

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
There were no cash equivalents, short-term marketable securities, or other investments as of June 30, 2026.

5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Capitalized website and internal-use software development costs	$342,966	$350,883
Leasehold improvements	5,401	10,805
Computer equipment	25,855	26,136
Furniture and fixtures	677	1,048
Other	1,210	1,223
Total	376,109	390,095
Less: accumulated depreciation and amortization	(276,933)	(298,410)
Property, equipment and software, net	$99,176	$91,685
Depreciation and amortization expense related to property, equipment and software was $11.4 million and $9.9 million for the three months ended June 30, 2026 and 2025, respectively, and $22.4 million and $19.8 million for the six months ended June 30, 2026 and 2025, respectively.
6. ACQUISITIONS
Acquisition of Hatchify Inc. (“Hatch”)
On February 2, 2026, the Company acquired Hatch, an artificial intelligence (“AI”) lead management platform, to complement the Company’s AI capabilities and strategy.
In connection with the acquisition, all outstanding capital stock and options to purchase capital stock of Hatch were converted into the right to receive an aggregate of approximately $271.2 million in cash, subject to customary post-closing adjustments. Of the total amount of consideration, the following amounts were held back: $1.0 million, which was initially held back for a 120-day period after closing and subsequently extended through August 2026; $0.7 million, which is being held back for a 12-month period after closing; and $2.8 million, which is being held back for a 36-month period after closing. The Company recorded $1.7 million and $2.8 million of holdbacks in accounts payable and other accrued expenses and other long-term liabilities, respectively, in the condensed consolidated balance sheets as of June 30, 2026. Pursuant to the Agreement and Plan of Merger, the Company is also providing certain continuing Hatch employees with acquisition- and integration-related payments valued at an aggregate of $30.0 million, which will be paid out over two to three years. Because these payments are contingent on future service, provide benefits to the Company after the closing date, and are not attributable to pre-acquisition ownership interests, they are accounted for as post-combination expenses rather than as part of the purchase consideration.
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” with the results of Hatch’s operations included in the Company’s condensed consolidated financial statements from February 2, 2026. The Company’s allocation of the purchase price is preliminary as the fair value of net assets acquired and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded in the period in which the adjustment is identified. During the three months ended June 30, 2026, the Company recorded a measurement period adjustment relating to post-closing adjustments that resulted in a $0.6 million increase in accounts payable and accrued liabilities and a corresponding decrease in goodwill.

The updated preliminary purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

February 2, 2026
Fair value of purchase consideration:
Cash:
Total merger consideration	$266,797
Holdbacks	4,425
Total purchase consideration	$271,222

Fair value of net assets acquired:
Cash and cash equivalents	$3,197
Accounts receivable	410
Prepaid expenses and other current assets	261
Operating lease right-of-use assets	3,184
Goodwill	220,397
Intangibles	55,000
Total assets acquired	282,449
Accounts payable and accrued liabilities	(3,085)
Operating lease liabilities — current	(758)
Deferred revenue	(1,529)
Operating lease liabilities — long-term	(2,353)
Other long-term liabilities(1)	(3,502)
Total liabilities assumed	(11,227)
Net assets acquired	$271,222
(1)    Represents non-current deferred tax liabilities (“DTLs”). Deferred tax assets (“DTAs”) are netted against DTLs within the same jurisdiction.
The amounts assigned to each class of intangible assets acquired and their estimated useful lives are as follows:

Intangible Asset Type	Amount Assigned	Useful Life
Developed technology	$30,000	4.0 years
Business relationships	23,000	6.2 years
Trademarks	2,000	4.0 years
Weighted average		4.9 years
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
For the three and six months ended June 30, 2026, the Company recorded acquisition and integration costs of approximately $3.5 million and $7.9 million, respectively. These amounts include accrued compensation related to acquisition and integration activities and were classified within general and administrative expenses in the accompanying condensed consolidated statements of operations.
The Company has not presented supplemental pro forma information for revenue and earnings related to its acquisition of Hatch because the acquisition is not material to the Company’s condensed consolidated financial statements during the periods presented. From the date of acquisition through June 30, 2026, revenue included in the Company’s condensed consolidated statements of operations attributable to Hatch was $8.5 million and $14.1 million for the three and six months ended June 30,

2026, respectively. Due to the integration of the combined businesses since the date of acquisition, it is impracticable to determine the earnings attributable to Hatch.
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
In connection with the acquisition, all outstanding capital stock, options and warrants to purchase capital stock of RepairPal were converted into the right to receive total purchase consideration of $80.0 million in cash, including approximately $12.3 million in aggregate holdback liability. Of the total amount of consideration, the following amounts were initially held back to secure the Company’s right of indemnity under the Agreement and Plan of Merger: (1) $8.0 million, which was initially held back for a 15-month period after closing (the “general holdback”), $1.2 million of which was released to the Company as a post-closing purchase price adjustment and the remainder of which the Company is retaining through December 31, 2026 pending the resolution of certain claims by the Company against it; (2) $2.0 million, which is being held back for a 24-month period after closing (the “tax holdback”); and (3) $3.5 million, which was to be held back until 30 days following the final, non-appealable resolution of certain legal matters (the “indemnity holdback”). During the year ended December 31, 2025, the Company incurred approximately $5.0 million in indemnifiable legal expenses (originally recorded in general and administrative expenses), $3.5 million of which was recovered from the indemnity holdback and the remainder of which was recovered from the general holdback. As a result, as of June 30, 2026 and December 31, 2025, $5.3 million of the general holdback and $2.0 million of the tax holdback remained, both of which were classified as accounts payable and accrued liabilities on the consolidated balance sheets.
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
7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis on August 31, 2025 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of June 30, 2026 or December 31, 2025 that would more likely than not reduce the fair value of goodwill below its carrying value.
The change in the carrying amount of goodwill during the six months ended June 30, 2026 was as follows (in thousands):

Balance as of December 31, 2025	$135,847
Goodwill acquired	220,397
Effect of currency translation	(1,536)
Balance as of June 30, 2026	$354,708
Intangible assets that were not fully amortized as of June 30, 2026 and December 31, 2025 consisted of the following (dollars in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$68,918	$(19,885)	$49,033	6.9 years
Developed technology	52,309	(16,241)	36,068	3.4 years
Licensing agreements	6,141	(3,775)	2,366	3.7 years
Domain and data licenses	3,337	(3,048)	289	3.1 years
Trademarks	5,877	(1,540)	4,337	7.0 years
Total	$136,582	$(44,489)	$92,093

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$45,918	$(13,390)	$32,528	7.6 years
Developed technology	22,309	(11,494)	10,815	3.3 years
Licensing agreements	6,141	(3,453)	2,688	4.2 years
Domain and data licenses	3,324	(2,999)	325	3.6 years
Trademarks	3,877	(1,195)	2,682	9.8 years
Total	$81,569	$(32,531)	$49,038
Amortization expense related to intangible assets was $6.7 million and $2.4 million for the three months ended June 30, 2026 and 2025, respectively, and $12.0 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, estimated future amortization expense was as follows (in thousands):

Remainder of 2026	$10,860
2027	20,720
2028	20,325
2029	15,548
2030	6,433
2031	5,654
Thereafter	12,553
Total amortization	$92,093
8. LEASES
The components of lease cost, net for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost(1)	$1,481	$2,475	$3,472	$6,424
Short-term lease cost (12 months or less)	93	114	161	230
Sublease income	(724)	(3,662)	(2,063)	(7,453)
Total lease cost, net	$850	$(1,073)	$1,570	$(799)
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
Supplemental cash flow information related to leases for the six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,951	$16,314

As of June 30, 2026, maturities of lease liabilities were as follows (in thousands)(1):

Remainder of 2026	$4,206
2027	8,889
2028	6,992
2029	3,497
2030	945
2031	610
Thereafter	—
Total minimum lease payments	25,139
Less: imputed interest	(1,836)
Present value of lease liabilities	$23,303
(1)    Non-cancelable sublease proceeds of $12.5 million are not included in the maturities of lease liabilities disclosed in the table.
As of June 30, 2026 and December 31, 2025, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years) — operating leases	3.3	3.7
Weighted-average discount rate — operating leases	4.7%	4.6%
9. CONTRACT BALANCES
The changes in the allowance for credit losses during the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Balance, beginning of period	$13,782	$15,301
Add: provision for credit losses	18,005	22,562
Less: write-offs, net of recoveries	(19,955)	(23,485)
Balance, end of period	$11,832	$14,378
In calculating the allowance for credit losses as of June 30, 2026 and 2025, the Company considered expectations of probable credit losses based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The decrease in the provision for credit losses and write-offs, net of recoveries, in the six months ended June 30, 2026 as compared to the prior-year period was primarily due to lower customer delinquencies.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.

The changes in short-term deferred revenue during the six months ended June 30, 2026 were as follows (in thousands):

Six Months Ended June 30, 2026
Balance, beginning of period	$5,845
Less: recognition of deferred revenue from beginning balance	(4,921)
Add: net increase in current period contract liabilities	7,649
Balance, end of period	$8,573
The majority of the Company’s deferred revenue balance as of June 30, 2026 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending September 30, 2026. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of June 30, 2026. No other contract assets or liabilities were recorded on the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized. This includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods, and excludes contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $74.1 million as of June 30, 2026, of which the Company expects to recognize approximately 54% over the next 12 months and the remainder thereafter. Estimating revenue that will be allocated to remaining performance obligations can involve significant judgments, including identifying and assessing variable consideration.
10. SELECTED CONSOLIDATED FINANCIAL STATEMENT DATA
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$20,774	$17,144
Certificates of deposit	—	5,000
Other current assets	20,865	20,215
Total prepaid expenses and other current assets	$41,639	$42,359
Other non-current assets
Other non-current assets as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred tax assets(1)	$91,570	$116,090
Deferred contract costs	20,164	19,880
Other non-current assets	23,309	14,957
Total other non-current assets	$135,043	$150,927
(1)    Represents non-current DTAs. DTAs are netted against DTLs within the same jurisdiction.

Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$8,675	$9,791
Employee-related liabilities	97,720	112,539
Accrued sales and marketing expenses	9,303	6,662
Accrued cost of revenue	10,099	9,304
Other accrued liabilities	26,125	20,493
Total accounts payable and accrued liabilities	$151,922	$158,789
As of June 30, 2026, other accrued liabilities primarily consisted of current holdback consideration related to the acquisitions of RepairPal and Hatch, taxes payable, and accrued product development and general and administrative expenses. See Note 6, “Acquisitions,” for details of current holdback consideration related to the acquisitions of RepairPal and Hatch.
Other income, net
Other income, net for the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$939	$3,572	$2,677	$7,207
Interest expense	(1,596)	(121)	(2,695)	(244)
Other non-operating income, net	1,390	2,244	3,337	4,503
Other income, net	$733	$5,695	$3,319	$11,466
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently does not believe that the final outcome of any claims arising in the ordinary course of business will have a material effect on the Company’s business, financial position, results of operations or cash flows.
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
As of June 30, 2026, the Company had outstanding borrowings of $100.0 million, at a weighted-average interest rate of 5.30%, $4.3 million of letters of credit outstanding under the credit facility sub-limit, and $220.7 million remained available under the credit facility. The letters of credit are primarily to secure an office location. The Company was in compliance with all conditions and covenants thereunder as of June 30, 2026.
Deferred financing costs represent costs incurred with the issuance or amendment of the Company’s credit facility, and are amortized over the terms of the related debt and recognized as a component of interest expense in the unaudited condensed consolidated statements of operations. Deferred financing costs related to the 2025 amendment of the Company’s revolving credit facility were not significant and are included in other assets in the condensed consolidated balance sheets.
Purchase Obligations
The Company has certain off-balance sheet non-cancelable purchase obligations, consisting primarily of website hosting costs and other commitments required in the ordinary course of business. As of June 30, 2026, total commitments were approximately $119.0 million, of which approximately $67.9 million is expected to be paid within the next 12 months.
12. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
On February 10, 2026, the Company’s board of directors authorized a $500.0 million increase to its stock repurchase program, bringing the total amount of repurchases authorized under the stock repurchase program since its inception in 2017 to $2.45 billion of its outstanding common stock, $363.7 million of which remained available as of June 30, 2026. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing.
During the six months ended June 30, 2026, the Company repurchased 7,097,439 shares on the open market for an aggregate purchase price of $175.1 million and retired 7,013,047 shares. During the six months ended June 30, 2025, the Company repurchased 3,542,330 shares on the open market for an aggregate purchase price of $128.4 million and retired 3,612,605 shares. All purchase prices exclude the 1% excise tax on stock repurchases under the Inflation Reduction Act of 2022. As of June 30, 2026 and 2025, the Company held treasury stock balances of 117,392 and 30,585 shares, respectively, which were excluded from the outstanding share count as of such dates and subsequently retired in July of each respective year.

Equity Incentive Plans
Stock Options
A summary of stock option activity for the six months ended June 30, 2026 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	2,262	$33.78	1.8	$4,420
Exercised	(427)	20.47
Canceled	(3)	19.55
Outstanding at June 30, 2026	1,832	$36.90	1.7	$—
Options vested and exercisable at June 30, 2026	1,832	$36.90	1.7	$—
Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was approximately $3.1 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.
RSUs
RSUs include PRSUs that are subject to either (a) a market condition or (b) the achievement of performance goals. As the PRSU activity during the six months ended June 30, 2026 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the six months ended June 30, 2026 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	4,898	$38.72
Granted	3,997	28.65
Vested(1)	(1,946)	34.74
Canceled	(575)	36.47
Nonvested at June 30, 2026(2)	6,374	$33.82
Expected to vest at June 30, 2026(2)	6,347	$33.86
(1)    Includes approximately 0.8 million shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes approximately 0.8 million PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the six months ended June 30, 2026 and 2025 was $42.6 million and $83.2 million, respectively. As of June 30, 2026, the Company had approximately $192.4 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.5 years.
Employee Stock Purchase Plan
There were 554,673 shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan, as amended (the “ESPP”), at a weighted-average purchase price of $19.38 per share during the three and six months ended June 30, 2026. There were 351,911 shares purchased by employees under the ESPP at a weighted-average purchase price of $32.44 during the three and six months ended June 30, 2025. The Company recognized stock-based compensation expense related to the ESPP of $0.7 million and $0.9 million during the three months ended June 30, 2026 and 2025, respectively, and $1.9 million and $2.0 million during the six months ended June 30, 2026 and 2025, respectively.

In June 2026, the Company’s stockholders approved the amendment and restatement of the ESPP to increase the maximum number of shares available for purchase under the ESPP by 2.1 million shares, subject to adjustment for certain changes in the Company’s capitalization.
Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,242	$1,070	$2,382	$2,241
Sales and marketing	6,082	7,295	12,536	14,934
Product development	10,671	17,846	25,381	37,255
General and administrative	7,754	8,564	15,957	17,814
Total stock-based compensation recorded to income before income taxes	25,749	34,775	56,256	72,244
Benefit from income taxes	(5,434)	(7,008)	(11,398)	(14,419)
Total stock-based compensation recorded to net income attributable to common stockholders	$20,315	$27,767	$44,858	$57,825
The Company capitalized $2.3 million and $3.0 million of stock-based compensation expense as website and internal-use software development costs in the three months ended June 30, 2026 and 2025, respectively, and $4.6 million and $5.8 million in the six months ended June 30, 2026 and 2025, respectively.
13. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the six months ended June 30, 2026 was $25.0 million, which was due to $16.6 million of U.S. federal and state and foreign income tax expense and $8.4 million of net discrete tax expense, primarily related to stock-based compensation and interest on uncertain tax positions. The provision for income taxes for the six months ended June 30, 2025 was $25.7 million, which was due to $23.2 million of U.S. federal, state and foreign income tax expense and $2.5 million of net discrete tax expense primarily related to interest on uncertain tax positions.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three and six months ended June 30, 2026 and 2025, the difference between the effective tax rate and the federal statutory tax rate was primarily related to tax credits, offset by stock-based compensation, and other non-deductible expenses and, in the current-year periods, state taxes.
As of June 30, 2026, the Company had $53.8 million of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.
As of June 30, 2026, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $54.2 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The Company has not recognized a deferred tax liability related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income per share:
Net income attributable to common stockholders	$31,652	$44,089	$49,387	$68,480
Shares used in computation:
Weighted-average common shares outstanding	55,305	64,145	57,051	64,700
Basic net income per share attributable to common stockholders:	$0.57	$0.69	$0.87	$1.06

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted net income per share:
Net income attributable to common stockholders	$31,652	$44,089	$49,387	$68,480
Shares used in computation:
Weighted-average common shares outstanding	55,305	64,145	57,051	64,700
Stock options and ESPP	3	268	12	297
RSUs	418	1,270	567	1,613
Number of shares used in diluted calculation	55,726	65,683	57,630	66,610
Diluted net income per share attributable to common stockholders:	$0.57	$0.67	$0.86	$1.03
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	1,832	893	1,832	543
RSUs	4,773	3,278	4,880	3,369
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
The following table presents a reconciliation of segment net income to net income attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$375,519	$370,394	$736,976	$728,928
Less:
Employee expenses (exclusive of stock-based compensation)(1)(3)	179,535	181,875	365,843	367,644
Cost of revenue (exclusive of depreciation and amortization and stock-based compensation)	40,534	34,378	77,803	68,034
Stock-based compensation	25,749	34,775	56,256	72,244
Other segment items(2)(3)	67,120	48,016	128,376	102,075
Depreciation and amortization	18,118	12,365	34,351	24,715
Provision for income taxes	12,811	14,896	24,960	25,736
Segment net income	$31,652	$44,089	$49,387	$68,480

Reconciliation of segment net income to net income attributable to common stockholders
Adjustments and reconciling items	—	—	—	—
Net income attributable to common stockholders	$31,652	$44,089	$49,387	$68,480
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

The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Services	$240,963	$240,802	$474,749	$472,378
Restaurants, Retail & Other	101,532	112,895	200,234	223,320
Total advertising	342,495	353,697	674,983	695,698
Other	33,024	16,697	61,993	33,230
Total net revenue	$375,519	$370,394	$736,976	$728,928
During the three and six months ended June 30, 2026 and 2025, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$373,472	$367,872	$732,777	$724,036
All other countries	2,047	2,522	4,199	4,892
Total net revenue	$375,519	$370,394	$736,976	$728,928

16. SUBSEQUENT EVENTS
Subsequent to June 30, 2026, the Company repurchased shares on the open market for an aggregate purchase price of $25.0 million, bringing total share repurchases for the year to an approximate aggregate purchase price of $200.0 million.

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click (“CPC”) basis. In the three months ended June 30, 2026, our net revenue was $375.5 million, up 1% from the three months ended June 30, 2025, and we recorded net income of $31.7 million and adjusted EBITDA of $91.4 million. In the six months ended June 30, 2026, our net revenue was $737.0 million, up 1% from the six months ended June 30, 2025, and we recorded net income of $49.4 million and adjusted EBITDA of $170.8 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see “Non-GAAP Financial Measures” below.
In the second quarter of 2026, we continued to make progress transforming Yelp with artificial intelligence (“AI”) through our strategic investments in product innovation:
•Reconceive Yelp Around Answers and Actions. As we continued to transform the consumer experience on Yelp in the second quarter, we saw encouraging traffic trends, with year-over-year improvements in app installs and page views. As we improved the tool’s performance and user experience with features like faster response rates and increased personalization, we observed positive signs related to user engagement, including repeat usage. In Services categories, continued adoption of Yelp Assistant drove approximately 10% of all Request-a-Quote projects1 in the second quarter, contributing to overall Request-a-Quote project growth of approximately 10% year over year.
•Deliver AI Tools that Help Businesses Grow, Operate and Succeed. In the second quarter, we continued to scale Yelp Host, our AI-powered call answering service for restaurants, which reached an annual run rate2 of 2.4 million calls handled in July 2026, more than tripling from January 2026. We recently expanded Yelp Host’s capabilities through the addition of food ordering functionality with point-of-sale integration, which allows restaurants to take phone pickup orders without commission fees, as well as through our recently announced integration with OpenTable, which enables customers to book, modify and cancel reservations within Yelp Host. Hatch has also demonstrated continued progress since we acquired it in February 2026, with annual run rate revenue of approximately $35 million in June 2026. With increased product and engineering resources, the Hatch team made progress against their roadmap in the second quarter, shipping conversational analytics, outbound voice, enhancements to Google Local Services Ads and ServiceTitan integrations, and several optimizations to the core voice model.
•Extend Our Reach to Power Local Discovery Across the AI Ecosystem. Demand for our data licensing products was robust in the second quarter, including from our partnership with OpenAI, contributing to strong growth in other revenue. Yelp ratings and reviews recently began powering ChatGPT’s local experience in relevant categories. Building on our success with Apple Maps and Yahoo, we also expect Request-a-Quote integration with ChatGPT to launch in the coming weeks.
In the second quarter, broad strength in other revenue drove modest year-over-year net revenue growth as the economic environment facing consumers and local businesses continued to be challenging. We expect these adverse conditions to persist and continue impacting advertising revenue across categories in the third quarter, driving a slight year-over-year decrease in net
1 Projects created by users through a Request-a-Quote flow or Yelp Assistant.
2 References to the “annual run rate” of certain metrics included in this Quarterly Report are calculated by annualizing the metric’s results for the indicated period, excluding out-of-period adjustments with respect to revenue figures. For example, we calculate annual run rate based on a metric’s results for a given month by multiplying those results by 12, or for a given quarter by multiplying the results by four.

revenue. As our other revenue streams continue to gain traction, we are continuing to target an annual run rate of $250 million in other revenue by the end of 2028.
We expect expenses will increase sequentially in the third quarter as we invest in our AI transformation, provide Hatch with additional resources to accelerate its product roadmap and go-to-market strategy, and invest in consumer marketing, which we anticipate will result in a year-over-year decrease in adjusted EBITDA in the third quarter.
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
The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Ad Clicks	(5)%	(7)%	(8)%	(5)%
Average CPC	1%	11%	4%	10%
Ad clicks decreased year over year in the three and six months ended June 30, 2026, primarily due to decreases in Restaurants, Retail & Other (“RR&O”) ad clicks, partially offset by slight increases in Services ad clicks.

Average CPC increased in the three and six months ended June 30, 2026, primarily as a result of Services ad clicks, which generally have higher CPCs than RR&O clicks, comprising a greater portion of total ad clicks compared to the prior year, partially offset by modest decreases in average CPC in Services categories resulting from relatively stable advertiser demand together with increased consumer engagement.
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
The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Services	259	260	—%	255	260	(2)%
Restaurants, Retail & Other	251	255	(2)%	243	256	(5)%
Total Paying Advertising Locations	510	515	(1)%	498	516	(4)%
Paying advertising locations decreased in the three and six months ended June 30, 2026 compared to the prior-year periods, reflecting decreases in RR&O paying advertising locations and, in the six months ended June 30, 2026, a decrease in Services paying advertising locations. We believe the decreases in paying advertising locations primarily reflect the challenging operating environment facing local businesses, particularly in RR&O categories, and, to a lesser extent, competition for ad spend from such businesses, including from food ordering and delivery providers.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2026 or any future period.

	Three Months Ended June 30,			% Change(1)	Six Months Ended June 30,
	2026	2025	$ Change		2026	2025	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Services	$240,963	$240,802	$161	—%	$474,749	$472,378	$2,371	1%
Restaurants, Retail & Other	101,532	112,895	(11,363)	(10)%	200,234	223,320	(23,086)	(10)%
Total advertising	342,495	353,697	(11,202)	(3)%	674,983	695,698	(20,715)	(3)%
Other	33,024	16,697	16,327	98%	61,993	33,230	28,763	87%
Total net revenue	375,519	370,394	5,125	1%	736,976	728,928	8,048	1%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	41,776	35,447	6,329	18%	80,185	70,275	9,910	14%
Sales and marketing	153,562	144,612	8,950	6%	306,572	290,896	15,676	5%
Product development	70,468	78,362	(7,894)	(10)%	147,625	162,267	(14,642)	(9)%
General and administrative	47,865	46,318	1,547	3%	97,215	98,025	(810)	(1)%
Depreciation and amortization	18,118	12,365	5,753	47%	34,351	24,715	9,636	39%
Total costs and expenses	331,789	317,104	14,685	5%	665,948	646,178	19,770	3%
Income from operations	43,730	53,290	(9,560)	(18)%	71,028	82,750	(11,722)	(14)%
Other income, net	733	5,695	(4,962)	(87)%	3,319	11,466	(8,147)	(71)%
Income before income taxes	44,463	58,985	(14,522)	(25)%	74,347	94,216	(19,869)	(21)%
Provision for income taxes	12,811	14,896	(2,085)	(14)%	24,960	25,736	(776)	(3)%
Net income attributable to common stockholders	$31,652	$44,089	$(12,437)	(28)%	$49,387	$68,480	$(19,093)	(28)%
(1)    Percentage changes may not recalculate using the rounded numbers presented in this table.
Three and Six Months Ended June 30, 2026 and 2025
Net Revenue
Net revenue increased slightly in the three months ended June 30, 2026 compared to the prior-year period, primarily driven by growth in other revenue, partially offset by a decrease in advertising revenue from RR&O businesses.
Net revenue increased slightly in the six months ended June 30, 2026 compared to the prior-year period, primarily driven by growth in other revenue and higher advertising revenue from Services businesses, partially offset by a decrease in advertising revenue from RR&O businesses.
Advertising. Advertising revenue for the three and six months ended June 30, 2026 decreased 3% year over year. The decline in advertising revenue for the three months ended June 30, 2026 was primarily driven by a decrease in RR&O revenue as a result of lower ad clicks and lower average CPC.
The decline in advertising revenue for the six months ended June 30, 2026 was primarily driven by a decrease in RR&O revenue, partially offset by an increase in Services revenue. The decline in RR&O revenue was driven by a decrease in ad clicks, partially offset by an increase in average CPC. The growth in Services revenue was driven by an increase in ad clicks, partially offset by a decrease in average CPC.
Other. We generate other revenue through non-advertising contracts, such as our subscription services, which include our Yelp Guest Manager, Yelp Receptionist, Yelp Host and Hatch offerings, as well as our Yelp Places, Yelp AI, and Yelp Insights API programs, which provide Yelp content and data for a fee. In addition, other revenue includes revenue from various transactions with consumers. We generate revenue from our partnership integrations for food ordering through a combination of transaction-based, revenue-sharing agreements, under which we act as an agent and recognize fees on a net basis upon completion of each transaction, and fixed annual fee arrangements that may be adjusted based on engagement metrics such as click to order volume.
Other revenue for the three and six months ended June 30, 2026 increased compared to the prior-year periods, primarily due to the addition of revenue from Hatch, as well as increased revenue from our Yelp Places API program and growth in food ordering from our partnership with DoorDash.
Trends and Uncertainties of Net Revenue. We anticipate net revenue will decrease slightly in the three months ended September 30, 2026 compared to the prior-year period, reflecting the continued economic challenges facing consumers and local businesses. However, we expect our strategic initiatives will continue to drive strong growth in other revenue.
Costs and Expenses
Cost of Revenue (exclusive of depreciation and amortization). Our cost of revenue consists primarily of website infrastructure expense, which includes website hosting costs and employee-related costs (including stock-based compensation expense) for the infrastructure teams responsible for operating our website and mobile app as well as the RepairPal and Hatch websites, and excludes depreciation and amortization expense. Cost of revenue also includes third-party advertising fulfillment costs, credit card processing fees and revenue share payments, which primarily consist of payments to RepairPal referral partners.
Cost of revenue for the three and six months ended June 30, 2026 increased compared to the prior-year periods, primarily due to:
•increases in website infrastructure expense of $2.9 million and $5.2 million, respectively, as a result of maintaining and enhancing our infrastructure, including the integration of AI products; and
•additional infrastructure expense of $3.3 million and $5.0 million, respectively, due to our acquisition of Hatch.
The increase during the six month period was partially offset by a $2.6 million decrease in advertising fulfillment costs, largely attributable to lower costs to syndicate advertising budgets on certain third-party site as well as a decrease in Yelp Audiences spend.
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
Sales and marketing expenses for the three and six months ended June 30, 2026 increased compared to the prior-year periods, primarily due to:
•increases of $6.5 million and $11.8 million, respectively, in marketing and advertising costs, primarily driven by our investments in acquiring Services projects as well as increased spend in business owner marketing; and
•increases of $3.4 million and $3.3 million, respectively, in workplace operating costs, primarily due to the impact of a $1.2 million rent abatement that benefited the prior-year periods, as well as other increases that were not individually significant.
Sales and marketing employee-related costs remained relatively flat for both periods, as additional headcount related to Hatch was offset with lower average headcount in sales and marketing roles excluding Hatch.
We expect sales and marketing expenses to increase on an absolute dollar basis and as a percentage of revenue in 2026 compared to 2025, primarily due to marketing investments.
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
Product development expenses for the three and six months ended June 30, 2026 decreased compared to the prior-year periods primarily due to decreases of $13.5 million and $22.4 million, respectively, in employee-related costs resulting from lower average headcount, a higher proportion of employee work directed toward infrastructure enhancements (resulting in more costs included in cost of revenue), more employee costs being capitalized, and lower cost of labor. These decreases were partially offset by $2.7 million and $4.2 million, respectively, in additional headcount costs related to Hatch.
The decrease during the six months ended June 30, 2026 was partially offset by an increase of $1.8 million in consulting costs primarily due to the acquisition of Hatch.
We expect product development expenses to decrease both on an absolute dollar basis and as a percentage of revenue in 2026 compared to 2025, inclusive of additional headcount related to Hatch, as we realize cost efficiencies within our organization.
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
General and administrative expenses for the three months ended June 30, 2026 increased compared to the prior-year period primarily due to:
•an increase of $3.5 million in acquisition and integration costs related to the acquisition of Hatch; and
•an increase of $1.2 million in legal costs.
These increases were partially offset by a decrease in our provision for credit losses of $3.4 million primarily due to lower customer delinquencies.
General and administrative expenses for the six months ended June 30, 2026 decreased compared to the prior-year period primarily due to:
•a decrease in our provision for credit losses of $4.6 million due to lower customer delinquencies; and
•a decrease in indemnifiable expenses of $3.9 million related to the RepairPal acquisition.
These decreases were partially offset by the inclusion of $7.9 million in acquisition and integration costs related to the acquisition of Hatch in the current year.
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
Depreciation and amortization expense for the three and six months ended June 30, 2026 increased compared to the prior-year periods, primarily due to:
•increases of $4.2 million and $7.0 million, respectively, as a result of amortization of intangible assets acquired in the Hatch acquisition. See Note 6, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements for further detail; and
•increases of $2.1 million and $3.9 million, respectively, as a result of higher capitalized website and internal-use software development costs.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, and credit facility-related interest and fees.
Other income, net for the three and six months ended June 30, 2026 decreased compared to the prior-year periods, primarily due to:
•decreases in interest income of $2.6 million and $4.5 million, respectively, as a result of lower average cash, cash equivalents, and marketable securities balances and lower interest rates; and

•increases in interest expense of $1.5 million and $2.5 million, respectively, primarily related to credit facility borrowings incurred during the current year.
Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; and deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Provision for income taxes for the three and six months ended June 30, 2026 decreased compared to the prior-year periods primarily due to decreases in income before income taxes in the current-year periods, partially offset by increases in the discrete tax expense primarily related to stock-based compensation.
As of December 31, 2025, we had approximately $115.5 million in net deferred tax assets (“DTAs”). As of June 30, 2026, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
In July 2025, the congressional bill known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which, among other things, restored certain favorable corporate tax provisions, including permitting full expensing of domestic research and development expenses. As of June 30, 2026, the impacts of the OBBBA are reflected in the 2026 estimated annual effective tax rate calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$31,652	$44,089	$49,387	$68,480
Provision for income taxes	12,811	14,896	24,960	25,736
Other income, net	(733)	(5,695)	(3,319)	(11,466)
Depreciation and amortization	18,118	12,365	34,351	24,715
Stock-based compensation	25,749	34,775	56,256	72,244
Indemnifiable expenses(1)(2)	352	55	1,248	5,181
Acquisition and integration costs(1)(3)	3,480	—	7,900	539
Adjusted EBITDA	$91,429	$100,485	$170,783	$185,429

Net revenue	$375,519	$370,394	$736,976	$728,928
Net income margin	8%	12%	7%	9%
Adjusted EBITDA margin	24%	27%	23%	25%
(1)    Recorded within general and administrative expenses on our condensed consolidated statements of operations.
(2)    Represents expenses for which we expect to be indemnified in connection with our acquisition of RepairPal. Indemnifiable expenses during the three and six months ended June 30, 2025 consist of expenses recorded in connection with an indemnification obligation assumed in the RepairPal acquisition, for which we were subsequently indemnified through the release of a portion of the RepairPal holdback. See Note 6, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements for further detail.
(3)    Acquisition and integration costs during the three and six months ended June 30, 2026 represent costs related to the Hatch acquisition and include accrued acquisition- and integration-related compensation. Acquisition and integration costs during the three and six months ended June 30, 2025 represent costs related to the RepairPal acquisition. For more information on the acquisition and integration costs, see Note 6, “Acquisitions.”
Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.

The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$133,638	$156,029
Purchases of property, equipment and software	(27,409)	(23,555)
Free cash flow	$106,229	$132,474

Net cash used in investing activities	$(183,266)	$(26,620)

Net cash used in financing activities	$(72,214)	$(151,582)
Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash generated from operations. As of June 30, 2026, we had cash and cash equivalents of $94.1 million, including cash held internationally of $37.5 million.
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
As of June 30, 2026, we had $100.0 million of outstanding borrowings and $4.3 million of letters of credit outstanding under the credit facility sub-limit, with $220.7 million remaining available under the credit facility. The letters of credit are primarily to secure an office location. We were in compliance with all conditions and covenants thereunder as of June 30, 2026.
Material Cash Requirements
Our capital allocation strategy consists of investing in future growth, pursuing strategic acquisitions through a combination of cash and financing, and aiming to return more than 50% of free cash flow to shareholders each year through share repurchases. Our future capital requirements for these and other priorities, as well as the adequacy of available funds, will depend on many factors, including those set forth under “Risk Factors” included under Part I, Item 1A in our Annual Report. We believe that our existing cash, together with any cash generated from operations, will be sufficient to meet our material cash requirements in the next 12 months and beyond, including: working capital requirements; our anticipated repurchases of common stock pursuant to our stock repurchase program; payment of taxes related to the net share settlement of equity awards; payment of lease costs related to our operating leases; income tax payments; and purchases of property, equipment and software and website hosting services. We will also require cash to repay amounts outstanding under our credit facility and interest thereon, which we plan to prioritize as we pause share repurchases through the remainder of 2026. However, this estimate is based on a number of assumptions that may prove to be materially different, and we could fully utilize our available cash earlier than presently anticipated.
On February 2, 2026, we completed our acquisition of Hatch for approximately $271.2 million in cash. In connection with the acquisition, we have also agreed to provide certain continuing Hatch employees with acquisition- and integration-related compensation valued in the aggregate of $30.0 million, to be paid over the next two to three years. See Note 6, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
In addition, we are still assessing the OBBBA’s impact on our income tax payments for 2026 and beyond. We are not able to reasonably estimate the timing of future cash flows related to $55.9 million of uncertain tax positions.

We lease office facilities under operating lease agreements that expire from 2027 to 2031. Our cash requirements related to these lease agreements are $25.1 million, of which $8.3 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $12.5 million. See Note 8, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to off-balance sheet purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $119.0 million, of which approximately $67.9 million is expected to be paid within the next 12 months.
We may be required to draw down additional funds from our credit facility or seek additional funds through equity or debt financings to respond to business challenges associated with the uncertain macroeconomic environment or other challenges, including the need to develop new features and products or enhance existing services, improve our operating infrastructure or acquire complementary businesses and technologies. The cost of capital associated with any additional funds sought in the future might be adversely impacted by the effects of macroeconomic conditions on our business. Additionally, amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits, as applicable. These cash and cash equivalents could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$133,638	$156,029
Net cash used in investing activities	$(183,266)	$(26,620)
Net cash used in financing activities	$(72,214)	$(151,582)
Operating Activities. Net cash provided by operating activities during the six months ended June 30, 2026 decreased by $22.4 million compared to the prior-year period, primarily due to a $36.1 million increase in employee-related payments for salaries, commissions, bonuses and benefits, largely driven by the addition of headcount related to Hatch, a $17.4 million increase in payments to vendors, a net $6.1 million decrease related to lower interest income received and higher interest payments, as well as other cash payments that were not individually significant. These outflows were partially offset by a $19.8 million increase in cash collected from customers, a $19.4 million decrease in income taxes paid, and lower cash paid for leases of $11.4 million.
Investing Activities. Net cash used in investing activities during the six months ended June 30, 2026 increased compared to the prior-year period, primarily due to the acquisition of Hatch in February 2026. This increase was partially offset by net proceeds from sales and maturities of marketable securities and other investments.
Financing Activities. Net cash used in financing activities during the six months ended June 30, 2026 decreased compared to the prior-year period primarily due to proceeds from net borrowings under our credit facility, lower taxes paid related to the net share settlement of equity awards and increased proceeds from the issuance of common stock under employee stock-based plans, partially offset by increased repurchases of our common stock.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors has authorized us to repurchase up to an aggregate of $2.45 billion of our outstanding common stock, including the $500.0 million authorized in February 2026, of which $338.7 million remained available as of July 31, 2026.
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

During the six months ended June 30, 2026, we repurchased 7,097,439 shares on the open market for an aggregate purchase price of $175.1 million (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). Subsequent to June 30, 2026, we repurchased shares on the open market for an aggregate purchase price of $25.0 million, bringing our total share repurchases for the year to an approximate aggregate purchase price of $200.0 million. We are now pausing our program and expect to resume share repurchases in 2027.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 28, 2024, we filed a federal antitrust lawsuit against Google LLC in the U.S. District Court for the Northern District of California, based on allegations that Google has illegally abused its monopoly in the general search market to dominate the local search and local search advertising markets. We seek declaratory judgment, damages, restitution, and injunctive relief that addresses both Google’s past misconduct and protects against future anticompetitive behavior. Trial is currently scheduled to begin in September 2028. We are unable to predict the ultimate outcome of this case.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended June 30, 2026 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1 - April 30, 2026	925	$27.12	925	$388,710
May 1 - May 31, 2026	308	$22.72	308	$381,716
June 1 - June 30, 2026	778	$23.18	778	$363,676
Total	2,011		2,011
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our board of directors authorized us to repurchase up to an aggregate of $2.45 billion of our outstanding common stock, including the $500.0 million authorized in February 2026. Subsequent to June 30, 2026, we repurchased shares on the open market for an aggregate purchase price of $25.0 million. As of July 31, 2026, $338.7 million remained available under our Stock Repurchase Program. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program” included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases, net of shares issued, as a result of the Inflation Reduction Act of 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On May 15, 2026, Jeremy Stoppelman, our Chief Executive Officer, on behalf of himself and as trustee for the Jeremy Stoppelman Revocable Trust, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to approximately 953,600 shares of our common stock. The plan will terminate on the earlier of March 1, 2027 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.
On May 22, 2026, David Schwarzbach, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to (i) 96,900 shares of our common stock and (ii) 30,000 shares of our common stock that may vest during the plan period, net of any shares we withhold to satisfy income tax withholding and remittance obligations in connection with the net settlement of the equity awards, the amount of which cannot currently be determined. The plan will terminate on the earlier of February 26, 2027 or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	3/15/2023
10.1*	Amended and Restated Yelp Inc. 2012 Employee Stock Purchase Plan.	8-K	001-35444	10.1	6/10/2026
10.2*	Offer Letter, dated June 14, 2013, by and between Yelp Inc. and Alexander Levy.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (with embedded Linkbase Documents).					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
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

YELP INC.
Date:	August 7, 2026	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)