Form 10-Q
period 2026-09-30
YELP INC
filed 2026-11-06
CIK 1345016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
As of October 30, 2026, there were 54,492,897 shares outstanding of the registrant’s common stock, par value $0.000001 per share.

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
Our measures of traffic and other key metrics may also differ from estimates published by third parties or from similar metrics of our competitors. We are continually seeking to improve our ability to measure these key metrics and regularly review our processes to assess potential improvements to their accuracy. For example, as a result of these efforts, in 2025 we revised the minimum required level of engagement for our desktop unique devices metric to exclude devices that visit the Yelp home page but take no further action, which we do not believe represent valuable consumer traffic. This change did not have a material impact on the desktop unique devices reported for previous years. Additionally, from time to time, we may discover inaccuracies in our metrics or make adjustments to improve their accuracy, including adjustments that may result in the recalculation of our historical metrics. We believe that any such inaccuracies or adjustments are immaterial unless otherwise stated.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
YELP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$119,840	$216,062
Short-term marketable securities	—	103,290
Accounts receivable (net of allowance for credit losses of $11,796 and $13,782 at September 30, 2026 and December 31, 2025, respectively)	151,465	153,224
Prepaid expenses and other current assets	42,504	42,359
Total current assets	313,809	514,935
Property, equipment and software, net	105,541	91,685
Operating lease right-of-use assets	14,744	16,046
Goodwill	353,354	135,847
Intangibles, net	86,413	49,038
Other non-current assets	128,877	150,927
Total assets	$1,002,738	$958,478
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$159,875	$158,789
Operating lease liabilities — current	7,479	7,426
Deferred revenue	10,673	5,845
Total current liabilities	178,027	172,060
Revolving credit facility	75,000	—
Operating lease liabilities — long-term	14,090	17,451
Other long-term liabilities	63,696	58,115
Total liabilities	330,813	247,626
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, undesignated, 10,000 shares authorized, none issued	—	—
Common stock, $0.000001 par value — 200,000 shares authorized, 54,472 and 59,987 shares issued at September 30, 2026 and December 31, 2025, respectively; 54,472 and 59,954 shares outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	2,091,958	2,010,948
Treasury stock	—	(999)
Accumulated other comprehensive loss	(10,054)	(7,677)
Accumulated deficit	(1,409,979)	(1,291,420)
Total stockholders’ equity	671,925	710,852
Total liabilities and stockholders’ equity	$1,002,738	$958,478

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$370,919	$376,038	$1,107,895	$1,104,966
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	42,158	36,288	122,343	106,563
Sales and marketing	151,500	150,740	458,072	441,636
Product development	64,655	78,137	212,280	240,404
General and administrative	46,344	45,462	143,559	143,487
Depreciation and amortization	17,369	12,526	51,720	37,241
Total costs and expenses	322,026	323,153	987,974	969,331
Income from operations	48,893	52,885	119,921	135,635
Other income, net	1,351	5,350	4,670	16,816
Income before income taxes	50,244	58,235	124,591	152,451
Provision for income taxes	15,692	18,911	40,652	44,647
Net income attributable to common stockholders	$34,552	$39,324	$83,939	$107,804
Net income per share attributable to common stockholders
Basic	$0.64	$0.62	$1.49	$1.68
Diluted	$0.63	$0.61	$1.48	$1.63
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	54,393	63,025	56,155	64,136
Diluted	54,787	64,216	56,765	65,975

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$34,552	$39,324	$83,939	$107,804
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(240)	(715)	(2,208)	7,566
Unrealized gain (loss) on available-for-sale debt securities, net of tax	—	22	(169)	33
Other comprehensive (loss) income	(240)	(693)	(2,377)	7,599
Comprehensive income	$34,312	$38,631	$81,562	$115,403

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2025	63,841	—	$1,958,370	$(1,044)	$(7,139)	$(1,203,783)	$746,404
Issuance of common stock upon exercises of employee stock options	14	—	272	—	—	—	272
Issuance of common stock upon vesting of restricted stock units (“RSUs”), net	536	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	34,998	—	—	—	34,998
Taxes withheld related to net share settlement of equity awards	—	—	(11,571)	—	—	—	(11,571)
Repurchases of common stock, including excise tax	—	—	—	(75,581)	—	—	(75,581)
Retirement of common stock	(2,250)	—	—	74,046	—	(74,046)	—
Other comprehensive loss	—	—	—	—	(693)	—	(693)
Net income	—	—	—	—	—	39,324	39,324
Balance as of September 30, 2025	62,141	$—	$1,982,069	$(2,579)	$(7,832)	$(1,238,505)	$733,153

Balance as of June 30, 2026	55,098	$—	$2,073,762	$(2,868)	$(9,814)	$(1,416,553)	$644,527
Issuance of common stock upon vesting of RSUs, net	447	—	—	—	—	—	—
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	25,234	—	—	—	25,234
Taxes withheld related to net share settlement of equity awards	—	—	(7,038)	—	—	—	(7,038)
Repurchases of common stock, including excise tax	—	—	—	(25,110)	—	—	(25,110)
Retirement of common stock	(1,073)	—	—	27,978	—	(27,978)	—
Other comprehensive loss	—	—	—	—	(240)	—	(240)
Net income	—	—	—	—	—	34,552	34,552
Balance as of September 30, 2026	54,472	$—	$2,091,958	$—	$(10,054)	$(1,409,979)	$671,925

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2024	65,792	$—	$1,903,598	$(3,909)	$(15,431)	$(1,140,289)	$743,969
Issuance of common stock upon exercises of employee stock options	42	—	877	—	—	—	877
Issuance of common stock upon vesting of RSUs, net	1,818	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	352	—	11,418	—	—	—	11,418
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	113,075	—	—	—	113,075
Taxes withheld related to net share settlement of equity awards	—	—	(46,899)	—	—	—	(46,899)
Repurchases of common stock, including excise tax	—	—	—	(204,690)	—	—	(204,690)
Retirement of common stock	(5,863)	—	—	206,020	—	(206,020)	—
Other comprehensive income	—	—	—	—	7,599	—	7,599
Net income	—	—	—	—	—	107,804	107,804
Balance as of September 30, 2025	62,141	$—	$1,982,069	$(2,579)	$(7,832)	$(1,238,505)	$733,153

Balance as of December 31, 2025	59,987	$—	$2,010,948	$(999)	$(7,677)	$(1,291,420)	$710,852
Issuance of common stock upon exercises of employee stock options	427	—	8,726	—	—	—	8,726
Issuance of common stock upon vesting of RSUs, net	1,589	—	—	—	—	—	—
Issuance of common stock for employee stock purchase plan	555	—	10,750	—	—	—	10,750
Stock-based compensation (inclusive of capitalized stock-based compensation)	—	—	86,143	—	—	—	86,143
Taxes withheld related to net share settlement of equity awards	—	—	(24,609)	—	—	—	(24,609)
Repurchases of common stock, including excise tax	—	—	—	(201,499)	—	—	(201,499)
Retirement of common stock	(8,086)	—	—	202,498	—	(202,498)	—
Other comprehensive loss	—	—	—	—	(2,377)	—	(2,377)
Net income	—	—	—	—	—	83,939	83,939
Balance as of September 30, 2026	54,472	$—	$2,091,958	$—	$(10,054)	$(1,409,979)	$671,925

See Notes to Condensed Consolidated Financial Statements.

YELP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$83,939	$107,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,720	37,241
Provision for credit losses	27,411	34,155
Stock-based compensation	79,344	105,125
Amortization of right-of-use assets	4,311	8,834
Deferred income taxes	27,542	29,829
Amortization of deferred contract cost	16,572	17,963
Other adjustments, net	4,656	2,523
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(25,226)	(33,013)
Prepaid expenses and other assets	(31,283)	(32,692)
Operating lease liabilities	(6,096)	(18,284)
Accounts payable, accrued liabilities and other liabilities	699	28,062
Net cash provided by operating activities	233,589	287,547
Investing Activities
Purchases of marketable securities	(5,975)	(60,987)
Sales and maturities of marketable securities	109,293	59,782
Purchases of other investments	(650)	(700)
Maturities of other investments	5,000	—
Acquisition, net of cash received	(263,600)	—
Purchases of property, equipment and software	(42,820)	(36,136)
Other investing activities	(280)	64
Net cash used in investing activities	(199,032)	(37,977)
Financing Activities
Proceeds from issuance of common stock for employee stock-based plans	19,476	12,295
Taxes paid related to the net share settlement of equity awards	(24,609)	(46,624)
Repurchases of common stock	(200,100)	(203,450)
Proceeds from revolving credit facility	165,000	—
Repayments on revolving credit facility	(90,000)	—
Other financing activities	(119)	—
Net cash used in financing activities	(130,352)	(237,779)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(116)	2,016
Change in cash, cash equivalents and restricted cash	(95,911)	13,807
Cash, cash equivalents and restricted cash — Beginning of period	216,289	217,682
Cash, cash equivalents and restricted cash — End of period	$120,378	$231,489
Supplemental Disclosures of Other Cash Flow Information
Cash paid for income taxes, net	$15,978	$28,163
Cash paid for interest	$3,024	$—
Supplemental Disclosures of Noncash Investing and Financing Activities
Purchases of property, equipment and software recorded in accounts payable and accrued liabilities	$4,558	$3,461
Excise tax accrued on net stock repurchases	$1,399	$1,240
Release of acquisition holdback consideration not yet paid	$641	$1,206
Repurchases of common stock recorded in accounts payable and accrued liabilities	$—	$1,414
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
Other than noted above, there have been no new accounting pronouncements issued during the nine months ended September 30, 2026, as compared to those described in the Annual Report, that are expected to have a material impact on the Company’s condensed consolidated financial statements.
2. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash, cash equivalents and restricted cash as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash	$119,840	$129,476
Cash equivalents	—	86,586
Total cash and cash equivalents	119,840	216,062
Restricted cash	538	227
Total cash, cash equivalents and restricted cash	$120,378	$216,289
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
For the nine months ended September 30, 2026 and 2025, the Company did not recognize any credit loss related to available-for-sale marketable securities.

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
There were no cash equivalents, short-term marketable securities, or other investments as of September 30, 2026.
5. PROPERTY, EQUIPMENT AND SOFTWARE, NET
Property, equipment and software, net as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Capitalized website and internal-use software development costs	$360,118	$350,883
Leasehold improvements	5,404	10,805
Computer equipment	23,768	26,136
Furniture and fixtures	678	1,048
Other	1,211	1,223
Total	391,179	390,095
Less: accumulated depreciation and amortization	(285,638)	(298,410)
Property, equipment and software, net	$105,541	$91,685
Depreciation and amortization expense related to property, equipment and software was $11.7 million and $10.0 million for the three months ended September 30, 2026 and 2025, respectively, and $34.1 million and $29.8 million for the nine months ended September 30, 2026 and 2025, respectively. The Company wrote off $2.1 million and $1.3 million, primarily related to capitalized website and internal-use software development costs during the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $2.8 million during the nine months ended September 30, 2026 and 2025, respectively, which are included in product development expenses on its condensed consolidated statements of operations.

6. ACQUISITIONS
Acquisition of Hatchify Inc. (“Hatch”)
On February 2, 2026, the Company acquired Hatch, an artificial intelligence (“AI”) lead management platform, to complement the Company’s AI capabilities and strategy.
In connection with the acquisition, all outstanding capital stock and options to purchase capital stock of Hatch were converted into the right to receive an aggregate of approximately $271.2 million in cash, subject to customary post-closing adjustments. Of the total amount of consideration, the following amounts were held back: $1.0 million, which was held through August 2026; $0.7 million, which is being held back for a 12-month period after closing; and $2.8 million, which is being held back for a 36-month period after closing. Pursuant to the Agreement and Plan of Merger, the Company is also providing certain continuing Hatch employees with acquisition- and integration-related payments valued at an aggregate of $30.0 million, which will be paid out over two to three years. Because these payments are contingent on future service, provide benefits to the Company after the closing date, and are not attributable to pre-acquisition ownership interests, they are accounted for as post-combination expenses rather than as part of the purchase consideration.
The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” with the results of Hatch’s operations included in the Company’s condensed consolidated financial statements from February 2, 2026. The Company’s allocation of the purchase price is preliminary as the fair value of net assets acquired and the effects of any net working capital adjustments are still being finalized. Any material measurement period adjustments will be recorded in the period in which the adjustment is identified. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments to the purchase price allocation, which resulted in the release of $0.6 million from the $1.0 million holdback to the Company, bringing total purchase consideration to $270.6 million, as well as a $1.7 million decrease in goodwill, a $1.1 million decrease in accounts payable and accrued liabilities, and other immaterial changes in current assets. The remaining $0.4 million of the $1.0 million holdback was released to the former Hatch securityholders during the nine months ended September 30, 2026 upon finalization of the closing statement. As of September 30, 2026, the $0.7 million and $2.8 million holdbacks were recorded in accounts payable and accrued liabilities and other long-term liabilities, respectively, in the condensed consolidated balance sheets.
The updated preliminary purchase price allocation, subject to finalization during the measurement period, is as follows (in thousands):

February 2, 2026
Fair value of purchase consideration:
Cash:
Total merger consideration	$266,797
Holdbacks	3,784
Total purchase consideration	$270,581

Fair value of net assets acquired:
Cash and cash equivalents	$3,197
Accounts receivable	426
Prepaid expenses and other current assets	195
Operating lease right-of-use assets	3,184
Goodwill	219,306
Intangibles	55,000
Total assets acquired	281,308
Accounts payable and accrued liabilities	(2,585)
Operating lease liabilities — current	(758)
Deferred revenue	(1,529)
Operating lease liabilities — long-term	(2,353)
Other long-term liabilities(1)	(3,502)
Total liabilities assumed	(10,727)
Net assets acquired	$270,581

(1)    Represents non-current deferred tax liabilities (“DTLs”). Deferred tax assets (“DTAs”) are netted against DTLs within the same jurisdiction.
The amounts assigned to each class of intangible assets acquired and their estimated useful lives are as follows (in thousands, except years):

Intangible Asset Type	Amount Assigned	Useful Life
Developed technology	$30,000	4.0 years
Business relationships	23,000	6.2 years
Trademarks	2,000	4.0 years
Weighted-average		4.9 years
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
For the three and nine months ended September 30, 2026, the Company recorded acquisition and integration costs of approximately $2.8 million and $10.7 million, respectively. These amounts include accrued compensation related to acquisition and integration activities and were classified within general and administrative expenses in the accompanying condensed consolidated statements of operations.
The Company has not presented supplemental pro forma information for revenue and earnings related to its acquisition of Hatch because the acquisition is not material to the Company’s condensed consolidated financial statements during the periods presented. From the date of acquisition through September 30, 2026, revenue included in the Company’s condensed consolidated statements of operations attributable to Hatch was $9.3 million and $23.4 million for the three and nine months ended September 30, 2026, respectively. Due to the integration of the combined businesses since the date of acquisition, it is impracticable to determine the earnings attributable to Hatch.
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
During the year ended December 31, 2025, the Company incurred approximately $5.0 million in indemnifiable legal expenses (originally recorded in general and administrative expenses), $3.5 million of which was recovered from the indemnity holdback and the remainder of which was recovered from the general holdback. During the three months ended September 30, 2026, the Company recovered $0.4 million of indemnifiable tax expenses incurred since the acquisition from the tax holdback. As a result, $5.3 million of the general holdback remained outstanding as of September 30, 2026 and December 31, 2025, and $1.6 million of the tax holdback remained as of September 30, 2026, compared to $2.0 million as of December 31, 2025. These holdbacks were classified within accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

The allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed was completed as of November 25, 2025, based on estimated fair values as follows (in thousands):

November 25, 2025
Fair value of purchase consideration:
Cash:
Distributed to RepairPal stockholders	$63,935
Paid on behalf of RepairPal stockholders	3,812
Holdbacks	12,294
Total purchase consideration	$80,041

Fair value of net assets acquired:
Cash and cash equivalents	$1,565
Accounts receivable	3,057
Intangibles	53,600
Goodwill	28,825
Other assets	620
Total assets acquired	87,667
Accounts payable and accrued liabilities	(3,816)
Deferred tax liability	(3,767)
Other liabilities	(43)
Total liabilities assumed	(7,626)
Net assets acquired	$80,041
The amounts assigned to each class of intangible assets acquired and their estimated useful lives are as follows (in thousands, except years):

Intangible Asset Type	Amount Assigned	Useful Life
Business relationships	$36,000	8.8 years
Developed technology	14,600	4.5 years
Trademarks	3,000	11.0 years
Weighted-average		7.7 years
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
RepairPal’s results of operations are included in the Company’s condensed consolidated financial statements from November 26, 2024, and the purchase price allocation was finalized on November 25, 2025. Acquisition and integration costs, which were included in general and administrative expenses in the accompanying condensed consolidated statements of operations, were not significant for the periods presented. Measurement period adjustments were not significant and were included in the period in which they occurred.
The Company has not presented the supplemental pro forma information for revenue and earnings related to the acquisition, as the acquisition is not material to the Company’s condensed consolidated financial statements during the periods presented.

7. GOODWILL AND INTANGIBLE ASSETS
The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The Company performed its annual goodwill impairment analysis on August 31, 2026 and concluded that goodwill was not impaired, as the fair value of the reporting unit exceeded its carrying value. Additionally, no triggering events were identified as of September 30, 2026 or December 31, 2025 that would more likely than not reduce the fair value of goodwill below its carrying value.
The change in the carrying amount of goodwill during the nine months ended September 30, 2026 was as follows (in thousands):

Balance as of December 31, 2025	$135,847
Goodwill acquired	219,306
Effect of currency translation	(1,799)
Balance as of September 30, 2026	$353,354
Intangible assets that were not fully amortized as of September 30, 2026 and December 31, 2025 consisted of the following (dollars in thousands):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$68,918	$(22,499)	$46,419	6.8 years
Developed technology	52,309	(18,928)	33,381	3.1 years
Licensing agreements	6,141	(3,937)	2,204	3.4 years
Domain and data licenses	3,337	(3,072)	265	2.9 years
Trademarks	5,877	(1,733)	4,144	6.8 years
Total	$136,582	$(50,169)	$86,413

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
Business relationships	$45,918	$(13,390)	$32,528	7.6 years
Developed technology	22,309	(11,494)	10,815	3.3 years
Licensing agreements	6,141	(3,453)	2,688	4.2 years
Domain and data licenses	3,324	(2,999)	325	3.6 years
Trademarks	3,877	(1,195)	2,682	9.8 years
Total	$81,569	$(32,531)	$49,038
Amortization expense related to intangible assets was $5.7 million and $2.5 million for the three months ended September 30, 2026 and 2025, respectively, and $17.6 million and $7.4 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, estimated future amortization expense was as follows (in thousands):

Remainder of 2026	$5,180
2027	20,720
2028	20,325
2029	15,548
2030	6,433
2031	5,654
Thereafter	12,553
Total amortization	$86,413
8. LEASES
The components of lease cost, net for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost(1)	$1,398	$2,476	$4,870	$8,900
Short-term lease cost (12 months or less)	66	115	227	345
Sublease income	(725)	(1,800)	(2,788)	(9,253)
Total lease cost, net	$739	$791	$2,309	$(8)
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
Supplemental cash flow information related to leases for the nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,780	$19,557
As of September 30, 2026, maturities of lease liabilities were as follows (in thousands)(1):

Remainder of 2026	$2,201
2027	8,890
2028	6,993
2029	3,498
2030	946
2031	611
Thereafter	—
Total minimum lease payments	23,139
Less: imputed interest	(1,570)
Present value of lease liabilities	$21,569

(1)    Non-cancelable sublease proceeds of $11.6 million are not included in the maturities of lease liabilities disclosed in the table.
As of September 30, 2026 and December 31, 2025, the weighted-average remaining lease term and weighted-average discount rate were as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years) — operating leases	3.1	3.7
Weighted-average discount rate — operating leases	4.7%	4.6%
9. CONTRACT BALANCES
The changes in the allowance for credit losses during the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$13,782	$15,301
Add: provision for credit losses	27,411	34,155
Less: write-offs, net of recoveries	(29,397)	(34,459)
Balance, end of period	$11,796	$14,997
In calculating the allowance for credit losses as of September 30, 2026 and 2025, the Company considered expectations of probable credit losses based on observed trends in cancellations, observed changes in the credit risk of specific customers, the impact of anticipated closures and bankruptcies using forecasted economic indicators in addition to historical experience and loss patterns during periods of macroeconomic uncertainty. The decrease in the provision for credit losses and write-offs, net of recoveries, in the nine months ended September 30, 2026 as compared to the prior-year period was primarily due to lower customer delinquencies.
Contract liabilities consist of deferred revenue, which is recorded on the condensed consolidated balance sheets when the Company has received consideration, or has the right to receive consideration, in advance of transferring the performance obligations under the contract to the customer.
The changes in short-term deferred revenue during the nine months ended September 30, 2026 were as follows (in thousands):

Nine Months Ended September 30, 2026
Balance, beginning of period	$5,845
Less: recognition of deferred revenue from beginning balance	(5,071)
Add: net increase in current period contract liabilities	9,899
Balance, end of period	$10,673
The majority of the Company’s deferred revenue balance as of September 30, 2026 is classified as short-term and is expected to be recognized as revenue in the subsequent three-month period ending December 31, 2026. An immaterial amount of long-term deferred revenue is included in other long-term liabilities as of September 30, 2026. No other contract assets or liabilities were recorded on the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Revenue allocated to remaining performance obligations represents estimated contracted revenue that has not yet been recognized. This includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods, and excludes contracts with original expected terms of one year or less. Estimated contracted revenue for these remaining performance obligations was $60.6 million as of September 30, 2026, of which the Company expects to recognize approximately 58% over the next 12 months and the remainder thereafter. Estimating revenue that will be allocated to remaining performance obligations can involve significant judgments, including identifying and assessing variable consideration.
10. SELECTED CONSOLIDATED FINANCIAL STATEMENT DATA
Prepaid expenses and other current assets
Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$20,608	$17,144
Certificates of deposit	—	5,000
Other current assets	21,896	20,215
Total prepaid expenses and other current assets	$42,504	$42,359
Other non-current assets
Other non-current assets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Deferred tax assets(1)	$84,454	$116,090
Deferred contract costs	19,902	19,880
Other non-current assets	24,521	14,957
Total other non-current assets	$128,877	$150,927
(1)    Represents non-current DTAs. DTAs are netted against DTLs within the same jurisdiction.
Accounts payable and accrued liabilities
Accounts payable and accrued liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$7,518	$9,791
Employee-related liabilities	112,618	112,539
Accrued cost of revenue	10,000	9,304
Other accrued liabilities	29,739	27,155
Total accounts payable and accrued liabilities	$159,875	$158,789
As of September 30, 2026, other accrued liabilities primarily consisted of accrued sales and marketing expenses, current holdback consideration related to the acquisitions of RepairPal and Hatch, and taxes payable. See Note 6, “Acquisitions,” for details of current holdback consideration related to the acquisitions of RepairPal and Hatch.

Other income, net
Other income, net for the three and nine months ended September 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$1,133	$3,641	$3,810	$10,848
Interest expense	(1,450)	(122)	(4,145)	(366)
Other non-operating income, net	1,668	1,831	5,005	6,334
Other income, net	$1,351	$5,350	$4,670	$16,816
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
As of September 30, 2026, the Company had outstanding borrowings of $75.0 million, at a weighted-average interest rate of 5.09%, $1.5 million of letters of credit outstanding under the credit facility sub-limit, and $248.5 million remained available under the credit facility. The Company was in compliance with all conditions and covenants thereunder as of September 30, 2026.
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
Purchase Obligations
The Company has certain off-balance sheet non-cancelable purchase obligations, consisting primarily of website hosting costs and other commitments required in the ordinary course of business. As of September 30, 2026, total commitments were approximately $107.4 million, of which approximately $58.3 million is expected to be paid within the next 12 months.
12. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
On February 10, 2026, the Company’s board of directors authorized a $500.0 million increase to its stock repurchase program, bringing the total amount of repurchases authorized under the stock repurchase program since its inception in 2017 to $2.45 billion of its outstanding common stock, $338.7 million of which remained available as of September 30, 2026. The Company may purchase shares at management’s discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing. Following the repurchases made in July 2026, the Company paused repurchases under its program.
During the nine months ended September 30, 2026, the Company repurchased 8,052,511 shares on the open market for an aggregate purchase price of $200.1 million and retired 8,085,511 shares. During the nine months ended September 30, 2025, the Company repurchased 5,843,952 shares on the open market for an aggregate purchase price of $203.4 million and retired 5,862,680 shares. All purchase prices exclude the 1% excise tax on stock repurchases under the Inflation Reduction Act of 2022. As of September 30, 2026, the Company held no treasury stock. As of September 30, 2025, the Company held a treasury stock balance of 82,132 shares, which was excluded from the outstanding share count as of such date and subsequently retired in October 2025.
Equity Incentive Plans
Stock Options
A summary of stock option activity for the nine months ended September 30, 2026 is as follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	2,262	$33.78	1.8	$4,420
Exercised	(427)	20.47
Canceled	(14)	27.73
Outstanding at September 30, 2026	1,821	$36.94	1.4	$—
Options vested and exercisable at September 30, 2026	1,821	$36.94	1.4	$—

Aggregate intrinsic value represents the difference between the closing price of the Company’s common stock as quoted on the New York Stock Exchange on a given date and the exercise price of outstanding, in-the-money options. The aggregate intrinsic value of options exercised was approximately $3.1 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.
RSUs
RSUs include PRSUs that are subject to either (a) a market condition or (b) the achievement of performance goals. As the PRSU activity during the nine months ended September 30, 2026 was not material, it is presented together with the RSU activity in the table below. A summary of RSU and PRSU activity for the nine months ended September 30, 2026 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2025	4,898	$38.72
Granted	4,131	28.58
Vested(1)	(2,692)	34.33
Canceled	(889)	35.71
Nonvested at September 30, 2026(2)	5,448	$33.68
Expected to vest at September 30, 2026(2)	5,411	$33.74
(1)    Includes approximately 1.1 million shares that vested but were not issued due to the Company’s use of net share settlement for payment of employee taxes.
(2)    Includes approximately 0.7 million PRSUs.
The aggregate fair value as of the vest date of RSUs and PRSUs that vested during the nine months ended September 30, 2026 and 2025 was $60.2 million and $111.5 million, respectively. As of September 30, 2026, the Company had approximately $159.2 million of unrecognized stock-based compensation expense related to RSUs and PRSUs, which it expects to recognize over the remaining weighted-average vesting period of approximately 2.4 years.
Employee Stock Purchase Plan
There were no shares purchased by employees under the Company’s 2012 Employee Stock Purchase Plan, as amended (the “ESPP”), during the three months ended September 30, 2026 and 2025. There were 554,673 and 351,911 shares purchased by employees under the ESPP at a weighted-average purchase price of $19.38 and $32.44 during the nine months ended September 30, 2026 and 2025, respectively. The Company recognized stock-based compensation expense related to the ESPP of $0.5 million and $0.9 million during the three months ended September 30, 2026 and 2025, respectively, and $2.4 million and $2.9 million during the nine months ended September 30, 2026 and 2025, respectively.
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

Stock-Based Compensation
The following table summarizes the effects of stock-based compensation expense related to stock-based awards in the condensed consolidated statements of operations during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$1,176	$997	$3,558	$3,238
Sales and marketing	5,806	7,052	18,342	21,986
Product development	8,728	16,607	34,109	53,862
General and administrative	7,378	8,225	23,335	26,039
Total stock-based compensation recorded to income before income taxes	23,088	32,881	79,344	105,125
Benefit from income taxes	(5,208)	(6,582)	(16,606)	(21,001)
Total stock-based compensation recorded to net income attributable to common stockholders	$17,880	$26,299	$62,738	$84,124
The Company capitalized $2.7 million and $3.0 million of stock-based compensation expense as website and internal-use software development costs in the three months ended September 30, 2026 and 2025, respectively, and $7.3 million and $8.8 million in the nine months ended September 30, 2026 and 2025, respectively.
13. INCOME TAXES
The Company is subject to income taxes in the United States as well as other tax jurisdictions in which it conducts business. Earnings from non-U.S. activities are subject to local country income taxes. The provision for income taxes for the nine months ended September 30, 2026 was $40.7 million, which was due to $28.4 million of U.S. federal, state and foreign income tax expense and $12.3 million of net discrete tax expense primarily related to stock-based compensation and interest on uncertain tax positions. The provision for income taxes for the nine months ended September 30, 2025 was $44.6 million, which was due to $39.9 million of U.S. federal, state and foreign income tax expense and $4.7 million of net discrete tax expense primarily related to interest on uncertain tax positions.
Accounting for income taxes for interim periods generally requires the provision for income taxes to be determined by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss before income taxes, excluding unusual or infrequently occurring discrete items, for the reporting period. For the three months ended September 30, 2026 and 2025, the difference between the effective tax rate and the federal statutory tax rate was primarily related to tax credits. For the nine months ended September 30, 2026 and 2025, the difference between the effective tax rate and the federal statutory tax rate was primarily related to tax credits, offset by state taxes, stock-based compensation, and other non-deductible expenses.
As of September 30, 2026, the Company had $55.1 million of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate.
As of September 30, 2026, the Company estimated that it had accumulated undistributed earnings generated by its foreign subsidiaries of approximately $50.5 million. Any taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of the Company’s foreign investments would generally be limited to foreign and state taxes. The Company has not recognized DTLs related to unremitted foreign earnings, as it intends to indefinitely reinvest these earnings, and expects future U.S. cash generation to be sufficient to meet future U.S. cash needs.
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
The following tables present the calculation of basic and diluted net income per share attributable to common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income per share:
Net income attributable to common stockholders	$34,552	$39,324	$83,939	$107,804
Shares used in computation:
Weighted-average common shares outstanding	54,393	63,025	56,155	64,136
Basic net income per share attributable to common stockholders:	$0.64	$0.62	$1.49	$1.68

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted net income per share:
Net income attributable to common stockholders	$34,552	$39,324	$83,939	$107,804
Shares used in computation:
Weighted-average common shares outstanding	54,393	63,025	56,155	64,136
Stock options and ESPP	40	222	24	251
RSUs	354	969	586	1,588
Number of shares used in diluted calculation	54,787	64,216	56,765	65,975
Diluted net income per share attributable to common stockholders:	$0.63	$0.61	$1.48	$1.63
The following stock-based instruments were excluded from the calculation of diluted net income per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	1,821	1,693	1,828	934
RSUs	4,602	3,199	4,625	3,114
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

The following table presents a reconciliation of segment net income to net income attributable to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$370,919	$376,038	$1,107,895	$1,104,966
Less:
Employee expenses (exclusive of stock-based compensation)(1)(3)	177,956	182,758	543,799	550,402
Cost of revenue (exclusive of depreciation and amortization and stock-based compensation)	40,982	35,290	118,785	103,324
Stock-based compensation	23,088	32,881	79,344	105,125
Other segment items(2)(3)	61,280	54,348	189,656	156,423
Depreciation and amortization	17,369	12,526	51,720	37,241
Provision for income taxes	15,692	18,911	40,652	44,647
Segment net income	$34,552	$39,324	$83,939	$107,804

Reconciliation of segment net income to net income attributable to common stockholders
Adjustments and reconciling items	—	—	—	—
Net income attributable to common stockholders	$34,552	$39,324	$83,939	$107,804
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
Net Revenue
When the Company communicates results externally, it disaggregates net revenue into major product lines and primary geographical markets, which are based on the billing address of the customer. The disaggregation of net revenue by major product lines is based on the type of service provided and also aligns with the timing of revenue recognition for each. To reflect the Company’s strategic focus on creating differentiated experiences for its Services categories and Restaurants, Retail & Other categories, the Company further disaggregates advertising revenue to reflect these two high-level category groupings. The Services categories consist of the following businesses: home, local, auto, professional, pets, events, real estate and financial services. The Restaurants, Retail & Other categories consist of the following businesses: restaurants, shopping, beauty & fitness, health and other.
The following table presents the Company’s net revenue by major product line (and by category for advertising revenue) for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Services	$238,241	$243,805	$712,990	$716,183
Restaurants, Retail & Other	98,757	113,547	298,991	336,867
Total advertising	336,998	357,352	1,011,981	1,053,050
Other	33,921	18,686	95,914	51,916
Total net revenue	$370,919	$376,038	$1,107,895	$1,104,966

During the three and nine months ended September 30, 2026 and 2025, no individual customer accounted for 10% or more of consolidated net revenue.
The following table presents the Company’s net revenue by major geographic region for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$368,985	$373,566	$1,101,762	$1,097,602
All other countries	1,934	2,472	6,133	7,364
Total net revenue	$370,919	$376,038	$1,107,895	$1,104,966
16. SUBSEQUENT EVENTS
Subsequent to quarter end, the statute of limitations expired for certain federal tax years. As a result, the Company expects to recognize a tax benefit of approximately $30.5 million related to previously unrecognized tax benefits, including related interest and penalties, in the fourth quarter of 2026.

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
We generate substantially all of our revenue from the sale of performance-based advertising products, which our advertising platform matches to individual consumers through auctions priced on a cost-per-click (“CPC”) basis. In the three months ended September 30, 2026, our net revenue was $370.9 million, down 1% from the three months ended September 30, 2025, and we recorded net income of $34.6 million and adjusted EBITDA of $92.3 million. In the nine months ended September 30, 2026, our net revenue was $1.11 billion, approximately flat compared to the nine months ended September 30, 2025, and we recorded net income of $83.9 million and adjusted EBITDA of $263.1 million. For information on how we define and calculate adjusted EBITDA, and a reconciliation of this non-GAAP financial measure to net income, see “Non-GAAP Financial Measures” below.
In the third quarter of 2026, we continued to make progress transforming Yelp with artificial intelligence (“AI”) through our strategic investments in product innovation:
•Reconceive Yelp Around Answers and Actions. We continued to transform the consumer experience on Yelp in the third quarter by further personalizing the features in Yelp Assistant, our conversational AI-powered experience. We recently introduced customizable Keep Me Posted reminders that provide users with curated recommendations and tailored responses. We also recently expanded Yelp Assistant’s capabilities through a new integration with OpenTable, which allows reservation bookings at tens of thousands of additional restaurants, as well as with the ability to add users to a Yelp Waitlist directly. In Services categories, continued adoption of Yelp Assistant drove approximately 10% of all Request-a-Quote projects1 in the third quarter, contributing to overall Request-a-Quote project growth of approximately 10% year over year.
•Deliver AI Tools that Help Businesses Grow, Operate and Succeed. In the third quarter, we continued to scale Yelp Host, our AI-powered call answering service for restaurants, which reached an annual run rate2 of 2.5 million calls handled in October 2026. Since integrating OpenAI’s GPT-Live-1, which supports natural pauses, interruptions and overlapping speech, into Yelp Host in September, callers have more frequently spoken in full sentences and, in testing with a major restaurant client, food order conversion increased 13%. We believe this contributed to food orders via Yelp Host growing more than six times from June to October 2026. We also significantly improved Hatch’s voice AI technology through the integration of GPT-Live-1, which enables faster, more natural conversations, and deepened Hatch’s integration with ServiceTitan to include real-time booking with adaptive capacity. This product progress contributed to continued momentum, with Hatch’s annual run rate revenue reaching approximately $37 million in the third quarter.3
•Extend Our Reach to Power Local Discovery Across the AI Ecosystem. Demand for our data licensing products was robust in the third quarter, including from our partnerships with OpenAI and Meta, contributing to strong growth in other revenue. Building on our existing content integration, we integrated Yelp Reservations and Waitlist functionality into ChatGPT during the quarter.
1 Number of projects created by users through a Request-a-Quote flow or Yelp Assistant. Percentage of project submissions and year-over-year changes in projects are rounded to the nearest multiple of 5%.
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
3 Hatch revenue includes overage fees.

In the third quarter, consumers and local businesses continued to face a challenging economic environment. Increased pressure on advertising revenue more than offset broad strength in other revenue, resulting in a modest year-over-year decline in net revenue. We expect these adverse conditions to persist in the remainder of 2026, with increased pressure on advertising revenue across categories, driving a modest year-over-year decrease in net revenue in the fourth quarter. However, we expect our investments in our strategic initiatives will continue to drive strong growth in other revenue in the fourth quarter. As our AI-driven offerings continue to gain traction, we are continuing to target an annual run rate of $250 million in other revenue by the end of 2028.
We expect expenses will increase modestly in the fourth quarter as we focus our investments in key areas, including Hatch and Yelp Host, which we anticipate will result in a year-over-year decrease in adjusted EBITDA in the fourth quarter.
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
The following table presents year-over-year changes in our ad clicks and average CPC for the periods presented (each expressed as a percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ad Clicks	(8)%	(11)%	(8)%	(7)%
Average CPC	2%	14%	3%	11%

Ad clicks decreased year over year in the three and nine months ended September 30, 2026, primarily due to reduced consumer demand in both the Restaurants, Retail & Other (“RR&O”) and Services categories.
Average CPC increased in the three and nine months ended September 30, 2026, primarily as a result of increases in average CPC in Services categories due to softer consumer demand, partially offset by decreases in advertiser demand in Services categories as well as decreases in average CPC in RR&O categories.
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
The following table presents the number of paying advertising locations for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Services	248	258	(4)%	252	260	(3)%
Restaurants, Retail & Other	261	254	3%	249	255	(2)%
Total Paying Advertising Locations	509	512	(1)%	501	515	(3)%
Paying advertising locations decreased slightly in the three months ended September 30, 2026 and decreased modestly in the nine months ended September 30, 2026 compared to the prior-year periods, reflecting decreases in Services paying advertising locations and, in the nine months ended September 30, 2026, a decrease in RR&O paying advertising locations. These decreases were partially offset by a modest increase in RR&O paying advertising locations in the three months ended September 30, 2026, largely driven by multi-location advertisers. We believe the decreases in paying advertising locations primarily reflect the challenging operating environment facing local businesses and, to a lesser extent, competition for ad spend from such businesses, including from food ordering and delivery providers.

Results of Operations
The following table sets forth our results of operations for the periods presented (in thousands, except percentages). The period-to-period comparison of financial results is not necessarily indicative of the results of operations to be anticipated for the full year 2026 or any future period.

	Three Months Ended September 30,			% Change(1)	Nine Months Ended September 30,
	2026	2025	$ Change		2026	2025	$ Change	% Change(1)
Condensed Consolidated Statements of Operations Data:
Net revenue by product:
Services	$238,241	$243,805	$(5,564)	(2)%	$712,990	$716,183	$(3,193)	—%
Restaurants, Retail & Other	98,757	113,547	(14,790)	(13)%	298,991	336,867	(37,876)	(11)%
Total advertising	336,998	357,352	(20,354)	(6)%	1,011,981	1,053,050	(41,069)	(4)%
Other	33,921	18,686	15,235	82%	95,914	51,916	43,998	85%
Total net revenue	370,919	376,038	(5,119)	(1)%	1,107,895	1,104,966	2,929	—%
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	42,158	36,288	5,870	16%	122,343	106,563	15,780	15%
Sales and marketing	151,500	150,740	760	1%	458,072	441,636	16,436	4%
Product development	64,655	78,137	(13,482)	(17)%	212,280	240,404	(28,124)	(12)%
General and administrative	46,344	45,462	882	2%	143,559	143,487	72	—%
Depreciation and amortization	17,369	12,526	4,843	39%	51,720	37,241	14,479	39%
Total costs and expenses	322,026	323,153	(1,127)	—%	987,974	969,331	18,643	2%
Income from operations	48,893	52,885	(3,992)	(8)%	119,921	135,635	(15,714)	(12)%
Other income, net	1,351	5,350	(3,999)	(75)%	4,670	16,816	(12,146)	(72)%
Income before income taxes	50,244	58,235	(7,991)	(14)%	124,591	152,451	(27,860)	(18)%
Provision for income taxes	15,692	18,911	(3,219)	(17)%	40,652	44,647	(3,995)	(9)%
Net income attributable to common stockholders	$34,552	$39,324	$(4,772)	(12)%	$83,939	$107,804	$(23,865)	(22)%
(1)    Percentage changes may not recalculate using the rounded numbers presented in this table.
Three and Nine Months Ended September 30, 2026 and 2025
Net Revenue
Net revenue for the three months ended September 30, 2026 decreased slightly compared to the prior-year period, primarily driven by a decrease in advertising revenue from RR&O and, to a lesser extent, Services businesses, partially offset by growth in other revenue.
Net revenue for the nine months ended September 30, 2026 was relatively flat compared to the prior-year period, as growth in other revenue was mostly offset by lower advertising revenue, primarily driven by a decrease in advertising revenue from RR&O businesses.
Advertising. Advertising revenue for the three and nine months ended September 30, 2026 decreased 6% and 4%, respectively, compared to the prior-year periods. The decrease for the three months ended September 30, 2026 was primarily driven by a decrease in RR&O revenue and, to a lesser extent, a decrease in Services revenue. The decrease for the nine months ended September 30, 2026 was primarily driven by a decrease in RR&O revenue, while Services revenue was relatively flat. In both periods, the decrease in RR&O revenue was a result of lower ad clicks and lower average CPC. The decrease in Services revenue for the three months ended September 30, 2026 was a result of lower ad clicks, partially offset by higher average CPC.
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
Other revenue for the three and nine months ended September 30, 2026 increased compared to the prior-year periods, primarily due to the addition of revenue from Hatch, as well as increased revenue from our Yelp Places API program as a result of data licensing agreements to power AI search tools entered into since the prior-year periods, and increased revenue from food ordering following the launch of our partnership with DoorDash in October 2025.
Trends and Uncertainties of Net Revenue. We anticipate net revenue will decrease modestly in the three months ended December 31, 2026 compared to the prior-year period, reflecting the continued economic challenges facing consumers and local businesses and, to a lesser extent, competitive pressures for ad spend in RR&O categories from food ordering and delivery providers. However, we expect our strategic initiatives will continue to drive strong growth in other revenue.
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
Cost of revenue for the three and nine months ended September 30, 2026 increased compared to the prior-year periods, primarily due to increases in website infrastructure expense of $6.2 million and $16.4 million, respectively, driven by additional costs following the acquisition of Hatch, as well as investments to maintain and enhance our platform, including to support the integration of AI products. These increases were partially offset by decreases of $1.7 million and $4.3 million, respectively, in advertising fulfillment costs, largely attributable to lower costs to syndicate advertising budgets on certain third-party sites as well as decreases in Yelp Audiences spend.
We expect cost of revenue to increase on an absolute dollar basis for the full year 2026 compared to 2025, primarily due to our planned investments in AI capabilities.
Sales and Marketing. Our sales and marketing expenses primarily consist of employee-related costs (including sales commission and stock-based compensation expenses) for our sales and marketing employees. Sales and marketing expenses also include business and consumer acquisition marketing, community management, as well as allocated workplace and other supporting overhead costs.
Sales and marketing expenses for the three and nine months ended September 30, 2026 increased compared to the prior-year periods, primarily due to increases of $1.0 million and $12.8 million, respectively, in marketing and advertising costs, driven by our investments in acquiring Services projects, partially offset by decreases in spend for business owner marketing.
We expect sales and marketing expenses to increase on an absolute dollar basis and as a percentage of revenue for the full year 2026 compared to 2025, primarily due to marketing investments.
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
Product development expenses for the three and nine months ended September 30, 2026 decreased compared to the prior-year periods, primarily due to decreases of $16.3 million and $34.5 million, respectively, in employee-related costs resulting from a higher proportion of employee work directed toward infrastructure enhancements (resulting in more costs included in cost of revenue), more employee costs being capitalized, and lower cost of labor, partially offset by incremental costs related to the Hatch acquisition.
We expect product development expenses to decrease both on an absolute dollar basis and as a percentage of revenue for the full year 2026 compared to 2025, inclusive of additional costs related to the Hatch acquisition, as we realize cost savings within our organization.

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
General and administrative expenses increased for the three months ended September 30, 2026 compared to the prior-year period. The increase was primarily driven by the addition of $2.8 million in acquisition and integration costs related to the Hatch acquisition, partially offset by a $2.1 million decrease in our provision for credit losses primarily due to lower customer delinquencies.
General and administrative expenses for the nine months ended September 30, 2026 were relatively flat compared to the prior-year period, as increases in acquisition and integration costs of $10.7 million related to the Hatch acquisition and legal costs of $2.8 million were offset by:
•decreases in our provision for credit losses of $6.7 million due to lower customer delinquencies;
•decreases in indemnifiable expenses of $3.6 million related to the RepairPal acquisition; and
•decreases in employee-related costs of $3.1 million, primarily driven by lower stock-based compensation expense.
We expect general and administrative expenses to increase on an absolute dollar basis and as a percentage of revenue for the full year 2026 compared to 2025, as we continue to support our business and integrate Hatch.
Depreciation and Amortization. Depreciation and amortization expense primarily consists of depreciation and amortization on capitalized website and internal-use software development costs, computer equipment, leasehold improvements, and intangible assets.
Depreciation and amortization expense for the three and nine months ended September 30, 2026 increased compared to the prior-year periods, primarily due to:
•increases of $3.2 million and $10.2 million, respectively, as a result of amortization of intangible assets acquired in the Hatch acquisition. See Note 6, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements for further detail; and
•increases of $1.9 million and $5.8 million, respectively, as a result of higher capitalized website and internal-use software development costs.
Other Income, Net
Other income, net consists primarily of the interest income earned on our cash, cash equivalents and marketable securities, research and development tax credits, the portion of our sublease income in excess of our lease cost, accretion of discounts and amortization of premiums on investments, and credit facility-related interest and fees.
Other income, net for the three and nine months ended September 30, 2026 decreased compared to the prior-year periods, primarily due to:
•decreases in interest income of $2.5 million and $7.0 million, respectively, as a result of lower average cash, cash equivalents, and marketable securities balances; and
•increases in interest expense of $1.3 million and $3.8 million, respectively, primarily related to credit facility borrowings incurred during the current year.
Provision for Income Taxes
Provision for income taxes consists of: federal and state income taxes in the United States and income taxes in certain foreign jurisdictions; and deferred income taxes reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Provision for income taxes for the three and nine months ended September 30, 2026 decreased compared to the prior-year periods, primarily due to decreases in income before income taxes in the current-year periods, partially offset by increases in the discrete tax expense primarily related to stock-based compensation and the 2025 federal and state tax provision to return adjustments.

As of December 31, 2025, we had approximately $115.5 million in net deferred tax assets (“DTAs”). As of September 30, 2026, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize these DTAs. However, it is possible that some or all of these DTAs will not be realized. Therefore, unless we are able to generate sufficient taxable income from our operations, a substantial valuation allowance may be required to reduce our DTAs, which would materially increase our expenses in the period in which we recognize the allowance and have a materially adverse impact on our condensed consolidated financial statements. The exact timing and amount of the valuation allowance recognition are subject to change on the basis of the net income that we are able to actually achieve. We will continue to evaluate the possible recognition of a valuation allowance on a quarterly basis.
In July 2025, the congressional bill known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which, among other things, restored certain favorable corporate tax provisions, including permitting full expensing of domestic research and development expenses. As of September 30, 2026, the impacts of the OBBBA are reflected in the 2026 estimated annual effective tax rate calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).
Subsequent to quarter end, the statute of limitations expired for certain federal tax years. As a result, we expect to recognize a tax benefit of approximately $30.5 million related to previously unrecognized tax benefits, including related interest and penalties, in the fourth quarter of 2026.
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted to exclude: provision for (benefit from) income taxes; other income (expense), net; depreciation and amortization; stock-based compensation expense; and, in certain periods, certain other operating income and expense items, such as expenses for which we expect to be indemnified, acquisition and integration costs, and other items that we deem not to be indicative of our ongoing operating performance.
Adjusted EBITDA Margin. Adjusted EBITDA margin is a non-GAAP financial measure that we calculate as adjusted EBITDA divided by net revenue.

The following is a reconciliation of net income to adjusted EBITDA, as well as the calculation of net income margin and adjusted EBITDA margin, for the periods presented (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of Net Income to Adjusted EBITDA:
Net income	$34,552	$39,324	$83,939	$107,804
Provision for income taxes	15,692	18,911	40,652	44,647
Other income, net	(1,351)	(5,350)	(4,670)	(16,816)
Depreciation and amortization	17,369	12,526	51,720	37,241
Stock-based compensation	23,088	32,881	79,344	105,125
Indemnifiable expenses(1)(2)	139	(226)	1,387	4,955
Acquisition and integration costs(1)(3)	2,779	—	10,679	539
Adjusted EBITDA	$92,268	$98,066	$263,051	$283,495

Net revenue	$370,919	$376,038	$1,107,895	$1,104,966
Net income margin	9%	10%	8%	10%
Adjusted EBITDA margin	25%	26%	24%	26%
(1)    Recorded within general and administrative expenses on our condensed consolidated statements of operations.
(2)    Represents expenses for which we expect to be indemnified in connection with our acquisition of RepairPal. Indemnifiable expenses during the three and nine months ended September 30, 2026 and 2025 consist of expenses recorded in connection with an indemnification obligation assumed in the RepairPal acquisition and, in the current-year periods, tax payments related to pre-acquisition tax periods, in each case net of indemnification payments received through the release of funds from the RepairPal holdbacks. See Note 6, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements for further detail.
(3)    Acquisition and integration costs during the three and nine months ended September 30, 2026 represent costs related to the Hatch acquisition and include accrued acquisition- and integration-related compensation. Acquisition and integration costs during the three and nine months ended September 30, 2025 represent costs related to the RepairPal acquisition. For more information on the acquisition and integration costs, see Note 6, “Acquisitions.”
Free Cash Flow. Free cash flow is a non-GAAP financial measure that we calculate as net cash provided by (used in) operating activities, less cash used for purchases of property, equipment and software.
The following is a reconciliation of net cash provided by operating activities to free cash flow for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow:
Net cash provided by operating activities	$233,589	$287,547
Purchases of property, equipment and software	(42,820)	(36,136)
Free cash flow	$190,769	$251,411

Net cash used in investing activities	$(199,032)	$(37,977)

Net cash used in financing activities	$(130,352)	$(237,779)

Liquidity and Capital Resources
Sources of Liquidity
Our principal sources of liquidity are our cash and cash generated from operations. As of September 30, 2026, we had cash and cash equivalents of $119.8 million, including cash held internationally of $21.2 million.
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
As of September 30, 2026, we had $75.0 million of outstanding borrowings and $1.5 million of letters of credit outstanding under the credit facility sub-limit, with $248.5 million remaining available under the credit facility. As of October 30, 2026, we had $50.0 million of outstanding borrowings following payments made subsequent to the quarter end. We were in compliance with all conditions and covenants thereunder as of September 30, 2026.
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
On February 2, 2026, we completed our acquisition of Hatch for approximately $270.6 million in cash. In connection with the acquisition, we have also agreed to provide certain continuing Hatch employees with acquisition- and integration-related compensation valued in the aggregate of $30.0 million, to be paid over the next two to three years. See Note 6, “Acquisitions,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
In July 2025, the OBBBA was signed into law, which, among other things, permits full expensing of domestic research and development expenditures beginning in 2025 and allows previously capitalized domestic research and development expenditures to be deducted over one or two years. We elected to deduct our remaining unamortized domestic research and development expenditures over two years in 2025 and 2026. As a result, our income tax payments were lower in 2025 and are expected to be lower in 2026 than they would have been under prior law. These provisions primarily affect the timing of tax payments and are not expected to have a material impact on our effective tax rate. In addition, we are not able to reasonably estimate the timing of future cash flows related to $57.2 million of uncertain tax positions; however, we expect approximately $30.5 million of such uncertain tax positions to be released in the three months ending December 31, 2026. See Note 16, “Subsequent Events,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail.
We lease office facilities under operating lease agreements that expire from 2027 to 2031. Our cash requirements related to these lease agreements are $23.1 million, of which $8.3 million is expected to be paid within the next 12 months. The total lease obligations are partially offset by our future minimum rental receipts to be received under non-cancelable subleases of $11.6 million. See Note 8, “Leases,” of the Notes to Condensed Consolidated Financial Statements included under Part I, Item 1 in this Quarterly Report for further detail on our operating lease obligations.
Our cash requirements related to off-balance sheet purchase obligations consisting of non-cancelable agreements to purchase goods and services required in the ordinary course of business — primarily website hosting services — are approximately $107.4 million, of which approximately $58.3 million is expected to be paid within the next 12 months.

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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$233,589	$287,547
Net cash used in investing activities	$(199,032)	$(37,977)
Net cash used in financing activities	$(130,352)	$(237,779)
Operating Activities. Net cash provided by operating activities during the nine months ended September 30, 2026 decreased by $54.0 million compared to the prior-year period, primarily due to a $35.9 million increase in employee-related payments for salaries, commissions, bonuses and benefits, including costs related to the Hatch acquisition, a $28.4 million increase in payments to vendors, a net $9.5 million decrease related to lower interest income received and higher interest payments, and other cash payments that were not individually significant. These outflows were partially offset by a $13.8 million increase in cash collected from customers, a $12.8 million decrease in cash paid for leases, and a $12.2 million decrease in income taxes paid.
Investing Activities. Net cash used in investing activities during the nine months ended September 30, 2026 increased compared to the prior-year period, primarily due to the acquisition of Hatch in February 2026 as well as an increase in capitalized website and internal-use software development costs. This increase was partially offset by lower purchases of marketable securities and higher net proceeds from sales and maturities of marketable securities and other investments.
Financing Activities. Net cash used in financing activities during the nine months ended September 30, 2026 decreased compared to the prior-year period, primarily due to proceeds from net borrowings under our credit facility, lower taxes paid related to the net share settlement of equity awards and increased proceeds from the issuance of common stock under employee stock-based plans.
Stock Repurchase Program
Since its initial authorization in July 2017, our board of directors has authorized us to repurchase up to an aggregate of $2.45 billion of our outstanding common stock, including the $500.0 million authorized in February 2026, of which $338.7 million remained available as of October 30, 2026.
We may repurchase shares at our discretion in the open market, in privately negotiated transactions, in transactions structured through investment banking institutions or a combination of the foregoing. The program is not subject to any time limit and may be modified, suspended or discontinued at any time. The amount and timing of repurchases are subject to a variety of factors, including liquidity, cash flow and market conditions.
During the nine months ended September 30, 2026, we repurchased 8,052,511 shares on the open market for an aggregate purchase price of $200.1 million (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022).
We paused our stock repurchase program in July 2026 and expect to resume share repurchases in 2027. We have funded all repurchases to date and currently expect to fund any future repurchases with cash and cash equivalents available on our condensed consolidated balance sheet.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On August 28, 2024, we filed a federal antitrust lawsuit against Google LLC in the U.S. District Court for the Northern District of California, based on allegations that Google has illegally abused its monopoly in the general search market to dominate the local search and local search advertising markets. We seek declaratory judgment, damages, restitution, and injunctive relief that both addresses Google’s past misconduct and protects against future anticompetitive behavior. Trial is currently scheduled to begin in September 2028. We are unable to predict the ultimate outcome of this case.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended September 30, 2026 (in thousands, except for price per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
July 1 - July 31, 2026	955	$26.14	955	$338,710
August 1 - August 31, 2026	—	$—	—	$338,710
September 1 - September 30, 2026	—	$—	—	$338,710
Total	955		955
(1)    Since the initial authorization of our Stock Repurchase Program in July 2017, our board of directors authorized us to repurchase up to an aggregate of $2.45 billion of our outstanding common stock, including the $500.0 million authorized in February 2026. As of October 30, 2026, $338.7 million remained available under our Stock Repurchase Program. The actual timing and amount of repurchases depend on a variety of factors, including liquidity, cash flow and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Stock Repurchase Program” included under Part I, Item 2 in this Quarterly Report.
(2)    Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax accrued on our share repurchases, net of shares issued, as a result of the Inflation Reduction Act of 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On August 21, 2026, Diane Irvine, the Chair of our board of directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 13,000 shares of our common stock. The plan will terminate on the earlier of September 20, 2027, or when all shares subject to the plan have been sold, subject to early termination for certain specified events set forth in the plan.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Yelp Inc., as Amended.	8-K	001-35444	3.1	7/8/2020
3.2	Amended and Restated Bylaws of Yelp Inc.	8-K	001-35444	3.1	3/15/2023
10.1*	Offer Letter, dated May 11, 2017, by and between Yelp Inc. and Akhil Kuduvalli Ramesh.					X
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer.					X
101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (with embedded Linkbase Documents).					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
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

YELP INC.
Date:	November 6, 2026	/s/ David Schwarzbach
David Schwarzbach
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Signatory)